Form 10-Q
period 2006-09-30
Douglas Emmett Inc
filed 2006-12-07
CIK 1364250

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

Commission file number 1-33106

DOUGLAS EMMETT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard,

Suite 200

Santa Monica, California 90401

(Address and zip code of principal executive offices)

(310) 255-7700

Registrant’s telephone number, including area code:

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2006
Common Shares of beneficial interest,	115,005,860 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except for share data)

	The Predecessor
	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investment in real estate	$2,690,836	$2,622,484
Cash and cash equivalents	119,311	108,282
Tenant receivables	3,371	3,658
Deferred rents receivable	68,663	62,145
Interest rate contracts	78,510	71,992
Other assets	41,473	36,086
Total assets	$3,002,164	$2,904,647
Liabilities
Secured notes payable	$2,305,500	$2,223,500
Accounts payable, accrued expenses and tenant security deposits	97,270	84,418
Interest rate contracts	6,530	6,004
Total liabilities	2,409,300	2,313,922
Preferred minority interest in consolidated real estate partnerships	184,000	184,000
Minority interest in consolidated real estate partnerships	521,636	504,516
Stockholders’ deficit:
Common stock—$0 par value; 10,000 shares authorized and 65 shares outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(52,772)	(97,791)
Notes receivable from stockholders	(60,000)	—
Total stockholders’ deficit	(112,772)	(97,791)
Total liabilities and stockholders’ deficit	$3,002,164	$2,904,647

The accompanying notes are an integral part of the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Income
(Unaudited and in thousands, except for share data)

	The Predecessor		The Predecessor
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Office rental:
Rental revenues	$76,922	$74,130	$227,441	$218,330
Tenant recoveries	4,364	3,267	13,267	9,866
Parking and other income	8,967	7,006	28,998	25,654
Total office revenue	90,253	84,403	269,706	253,850
Multifamily rental:
Rent revenues	14,126	10,998	40,026	32,358
Parking and other income	485	423	1,309	983
Total multifamily revenue	14,611	11,421	41,335	33,341
Total revenue	104,864	95,824	311,041	287,191
Operating Expenses:
Office rental	34,490	31,939	95,622	90,960
Multifamily rental	4,763	3,955	13,459	11,270
General and administrative expenses	10,415	1,652	13,551	4,845
Depreciation and amortization	31,604	26,037	85,220	83,709
Total operating expenses	81,272	63,583	207,852	190,784
Operating Income	23,592	32,241	103,189	96,407
(Loss) gain on investments in interest contracts, net	(53,975)	56,291	5,992	62,591
Interest and other income	1,426	1,524	3,974	2,270
Interest expense	(28,508)	(34,399)	(86,563)	(86,755)
Deficit (distributions) recovery (to) from minority partners, net	(11,554)	11,705	(5,306)	(35,947)
(Loss) income before minority interest	(69,019)	67,362	21,286	38,566
Minority interest:
Minority interest income (expense) in consolidated real estate partnerships	47,338	(47,020)	(17,096)	(55,863)
Preferred minority investor	(4,025)	(4,025)	(12,075)	(11,780)
Net (loss) income	$(25,706)	$16,317	$(7,885)	$(29,077)
Net (loss) income per common share	$(395)	$251	$(121)	$(447)
Weighted average shares of common stock outstanding	65	65	65	65

The accompanying notes are an integral part of the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	The Predecessor
	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(7,885)	$(29,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships	29,171	67,643
Deficit distributions to minority partners	5,306	35,947
Depreciation and amortization	85,220	83,709
Net accretion of above and below market leases	(1,446)	(1,337)
Amortization of loan costs and fees	2,304	9,878
Gain on interest rate swap contracts	(5,992)	(62,591)
Changes in operating assets and liabilities:
Tenant receivables	287	3,024
Deferred rent	(6,518)	(10,833)
Other assets	(6,696)	(32,745)
Accounts payable, accrued expenses and tenant security deposits	14,287	34,880
Net cash provided by operating activities	108,038	98,498
Investing activities:
Acquisition of and additions to properties	(153,303)	(211,296)
Net cash used in investing activities	(153,303)	(211,296)
Financing activities:
Proceeds from borrowings	82,000	1,865,000
Repayments of borrowings	—	(1,724,655)
Proceeds from affiliate borrowing	—	23,500
Repayments of affiliate borrowing	—	(23,500)
Deferred loan costs	(1,253)	(14,476)
Proceeds from interest rate swap contract termination	—	10,982
Payment on interest rate swap contract termination	—	(1,281)
Contributions by minority interests	33,264	141,570
Distributions to minority interests	(50,621)	(139,186)
Distributions to stockholders	(7,096)	(16,240)
Net cash provided by financing activities	56,294	121,714
Net increase in cash and cash equivalents	11,029	8,916
Cash and cash equivalents at beginning of the period	108,282	107,860
Cash and cash equivalents at end of the period	$119,311	$116,776
Supplemental disclosure of non-cash financing information:
Notes receivable from stockholders	(60,000)	—
Contribution of notes receivable from stockholders	60,000	—

The accompanying notes are an integral part of the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited and in thousands, except for share data)

1. Organization and Basis of Presentation

Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005 which did not have any meaningful operating activity until the consummation of our initial public offering and the related acquisition of our predecessor and certain other entities in October 2006. Accordingly, we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful for the periods covered by these financial statements.

As described in Footnote 13, we acquired our predecessor and certain other entities simultaneously with the closing of our initial public offering on October 30, 2006. In these transactions:

•       In our initial public offering we issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash.

•       In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.89 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•       We increased the amount of our existing $1.76 billion term loan financing by $545.0 million and also entered into a $250.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $500.0 million under specified circumstances.

Because these transactions did not occur until after September 30, 2006, the historical financial results in these financial statements relate to our accounting predecessor only. Our predecessor includes Douglas Emmett Realty Advisors, Inc., or DERA, as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds”. For all periods presented, DERA was the general partner of, and had responsibility for the asset management of, our predecessor. As of each of September 30, 2006 and December 31, 2005, our predecessor owned 42 office properties and the fee interest in two parcels of land that we lease to third parties under long-term ground leases, and as of September 30, 2006 and December 31, 2005, our predecessor owned six and five multifamily properties, respectively.

Our predecessor does not include certain other entities we acquired at the time of initial public offering (“IPO”), including Douglas, Emmett and Company, or DECO, P.L.E. Builders, Inc., or PLE, and seven California limited partnerships and one California limited liability company, which we refer to collectively as the “single-asset entities.” DECO provided property management and leasing services to all of the properties acquired in the formation transactions, and PLE provided construction services in connection with improvements to tenant suites and common areas in the properties. Each single-asset entity owns, directly or indirectly, one multifamily or office property (or, in one case, a fee interest in land subject to a ground lease).

After the completion of the IPO and the related formation transactions which occurred subsequent to the period covered by these financial statements, we are a fully integrated, self-administered, and self-managed Real Estate Investment Trust (“REIT”). Through our controlling interest in Douglas Emmett Properties, LP (the Operating Partnership) and its subsidiaries, we own, manage, lease, acquire and

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

develop real estate, consisting primarily of office and multifamily properties and owned, as of October 31, 2006, a portfolio of 46 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in three parcels of land subject to ground leases. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii. We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006.

2. Summary of Significant Accounting Policies

Basis of Presentation

In March 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF 04-5 clarifies certain aspects of Statement of Positions 78-9 Accounting for Investments in Real Estate Ventures, and provides guidance on determining whether a sole general partner in a limited partnership should consolidate its investment in a limited partnership. DERA is the sole general partner of the institutional funds and the limited partners of the institutional funds do not have substantive “kick-out” or participation rights as defined by EITF 04-5. DERA early adopted the guidance of EITF 04-5 and has consolidated the institutional funds retrospectively.

The accompanying consolidated financial statements represent the historical financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non predecessor entities which were acquired at the time of the IPO as discussed in Note 1. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principals may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The accompanying unaudited financial statements include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The interim financial statements should be read in conjunction with the predecessor’s audited financial statements for the year ended December 31, 2005 and notes thereto included in our Prospectus.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

Segment Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that the Company’s management reviews information for operational decision making purposes. Our predecessor operated two business segments: the acquisition, redevelopment, ownership and management of office real estate and the acquisition, redevelopment, ownership and management of multifamily real estate.

The products for the office segment include primarily rental of office space and other tenant services including parking and storage space rental. The products for the multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

Investment in Real Estate

Acquisitions of properties subsequent to June 30, 2001, the effective date of SFAS No. 141, Business Combinations, are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above-market ground leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The net above and below market tenant and ground lease liability is summarized as follows:

	September 30,	December 31,
	2006	2005
Above-market tenant leases	$11,018	$11,018
Accumulated accretion	(6,554)	(5,456)
Above-market leases, net(1)	4,464	5,562
Below-market tenant leases	$15,012	$14,748
Accumulated accretion	(7,198)	(5,155)
Below-market tenant leases, net(2)	$7,814	$9,593
Above-market ground leases	$18,977	$18,977
Accumulated accretion	(2,205)	(1,703)
Above-market ground leases, net(3)	$16,772	$17,274

(1)          Included in other assets in our predecessor’s consolidated balance sheets.

(2)          Included in accounts payable, accrued expenses and tenant security deposits in our predecessor’s consolidated balance sheets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

(3)          Included in accounts payable, accrued expenses and tenant security deposits in our predecessor’s consolidated balance sheets and amortized into office rental operating expenses.

Interest Rate Agreements

Our predecessor managed its interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments were used.

In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133, as amended by SFAS No. 138). The statement requires our predecessor to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, a component of stockholders’ equity (deficit) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our predecessor’s investments in interest rate swap and interest rate cap contracts did not qualify as effective hedges, and as such, the changes in such contracts’ fair market values are being recorded in earnings.

Income Taxes

As a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

DERA was an S-Corporation and the institutional funds were limited partnerships. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and S-Corporation is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements other than the 1.5% tax due on taxable income of S-Corporations in the State of California.

3. Investment in Real Estate

Investment in real estate for the predecessor consists of the following:

	September 30,	December 31,
	2006	2005
Land.	$485,519	$444,894
Buildings	2,403,418	2,324,536
Tenant improvements and leasing costs	387,644	359,312
Investment in real estate	3,276,581	3,128,742
Less accumulated depreciation	(585,745)	(506,258)
Net investment in real estate	$2,690,836	$2,622,484

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

In March 2006, DERA acquired from unrelated parties a multifamily property in Honolulu, Hawaii. The aggregate acquisition costs of this property approximated $113,730 (2006 acquisition).

In January 2005, DERA acquired from unrelated parties an office building in Woodland Hills, California and a multifamily property in Honolulu, Hawaii (2005 acquisition). The aggregate acquisition costs of these properties approximated $270,370.

The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	2006	2005
	Acquisition	Acquisitions
Land	$42,887	$45,407
Buildings and equipment.	68,394	204,137
Tenant improvements and other in-place lease assets	2,982	24,661
Other assets:
Tenant receivables and other assets	579	1,767
Above-market tenant leases.	—	2,986
Accounts payable, accrued expenses and tenant security deposits:
Other liabilities	(849)	(3,708)
Below-market tenant leases..	(263)	(4,880)
Secured notes payable	—	(100,500)
Total acquisition costs	$113,730	$169,870

4. Other Assets

Other assets for the predecessor consist of the following:

	September 30,	December 31,
	2006	2005
Deferred loan costs, net of accumulated amortization of $2,799 and $969 at September 30, 2006 and December 31, 2005, respectively.	$13,366	$14,617
Above-market tenant leases.	4,464	5,562
Security deposit funds	2,788	3,043
Prepaid impounds.	6,813	5,266
Prepaid expenses	13,169	7,081
Other	873	517
	$41,473	$36,086

DERA incurred deferred loan cost amortization expense of $625 and $7,570 for the three months ended September 30, 2006 and 2005, and $2,304 and $9,878 for the nine months ended September 31, 2006 and 2005, respectively. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

5. Minimum Future Lease Rentals

Our predecessor leased space to tenants primarily under noncancelable operating leases which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements for the three months ended September 30, 2006 and 2005 were $4,364 and $3,267, respectively. Operating expense reimbursements for the nine months ended September 30, 2006 and 2005 were $13,267 and $9,866, respectively.

Our predecessor leased space to certain tenants under noncancelable leases which provide for contingent rents based upon tenant revenues. The contingent rental income for the three months ended September 30, 2006 and 2005 totaled $190 and $242, respectively. The contingent rental income for the nine months ended September 30, 2006 and 2005 totaled $763 and $711, respectively.

Future minimum base rentals for our predecessor on noncancelable operating leases at September 30, 2006, are as follows:

October 1, 2006 to December 31, 2006	$73,081
2007	285,826
2008	256,192
2009	217,352
2010	178,600
Thereafter	506,050
$1,517,101

The above future minimum lease payments exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised.

6. Secured Notes Payable

A summary of secured notes payable of our predecessor is as follows:

	September 30,	December 31,	Fixed/		Effective	Maturity
Type of Debt	2006	2005	Floating Rate(1)		Interest Rate(1)	Date
Variable Rate Swapped to Fixed Rate
Modified Term Loan(2)(3)	$1,755,000	$1,755,000	LIBOR + 0.85%		4.92%	09/01/12
Barrington Plaza and Pacific Plaza(3)	153,000	153,000	DMBS + 0.60	%(4)	4.70%	12/22/11
555 Barrington and The Shores(3)	140,000	140,000	DMBS + 0.60	%(4)	4.70%	12/22/11
Moanalua Hillside Apartments(3)	75,000	75,000	DMBS + 0.76	%(4)	4.86%	02/01/15
Villas at Royal Kunia(3)	82,000	—	LIBOR + 0.62%		5.62%	03/01/16
The Trillium(3)	100,500	100,500	Fixed		4.28%	—	(5)
Total	$2,305,500	$2,223,500

(1)           All of our floating rate debt has been fixed through interest rate swaps. See note 8 for our predecessor’s interest rate agreements outstanding at September 30, 2006. The effective interest rate disclosed includes the impact of our predecessor’s interest rate swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

(2)           Secured by the following properties and combined in seven separate cross collateralized pools: Studio Plaza, Gateway Los Angeles, Bundy/Olympic, Brentwood Executive Plaza, Palisades Promenade, 12400 Wilshire, First Federal Square, 11777 San Vicente, Landmark II, Sherman Oaks Galleria, Second Street Plaza, Olympic Center, MB Plaza, Valley Office Plaza, Coral Plaza, Westside Towers, Valley Executive Tower, Encino Terrace, Westwood Place, Century Park Plaza, Lincoln/Wilshire, 100 Wilshire, Encino Gateway, Encino Plaza, 1901 Avenue of the Stars, Columbus Center, Warner Center Towers, Beverly Hills Medical Center, Harbor Court and Bishop Place.

(3)           Requires monthly payments of interest only, with outstanding principal due upon maturity.

(4)           Fannie Mae Discount Mortgage-Backed Security (DMBS). The Fannie Mae DMBS generally tracks 90-day LIBOR.

(5)           This note was repaid on October 30, 2006 in conjunction with the formation transactions.

Upon completion of the IPO and formation transactions, our existing $1.76 billion modified term loan financing was amended increasing the term loan by $545.0 million, which we refer to herein as the amended modified term loan. The amended modified term loan matures on September 1, 2012, subject to the existence of no default and the payment of a fee on the fifth and sixth anniversary of August 25, 2005, and bears interest at a rate per annum equal to the London Interbank Offer Rate, or LIBOR, plus 85 basis points.

The minimum future principal payments due on the predecessor’s secured notes payable at September 30, 2006, are as follows:

October 1, 2006 to December 31, 2006	$100,500
2007	—
2008	—
2009	—
2010	—
Thereafter	2,205,000
Total future principal payments	$2,305,500

Senior Secured Revolving Credit Facility

In conjunction with our IPO and formation transactions, we entered into a $250.0 million secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, which bears interest at a rate per annum equal to LIBOR plus 70 basis points if the amount outstanding is $175.0 million or less and at LIBOR plus 80 basis points if the amount outstanding is greater than $175.0 million. The senior secured revolving credit facility contains an accordion feature that allows us to increase the availability by $250.0 million, to $500.0 million, under specified circumstances. The facility bears interest at 15 basis points on the undrawn balance. The facility has a term of three years and two one-year extensions.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

7. Accounts Payable, Accrued Expenses and Tenant Security Deposits

Accounts payable, accrued expenses and tenant security deposits for our predecessor consist of the following:

	September 30, 2006	December 31, 2005
Tenant security deposits	$27,468	$25,670
Accounts payable and accrued expenses.	38,589	20,009
Below-market tenant leases	7,814	9,593
Deferred revenue	6,627	11,872
Above-market ground leases	16,772	17,274
	$97,270	$84,418

8. Interest Rate Agreements

The table below lists our predecessor’s derivative instruments, and their fair values as of September 30, 2006 and December 31, 2005:

					Fair Value
Instrument	Notional Value	Interest Pay Rate	Effective Date	Maturity Date	September 30, 2006	December 31, 2005
					Asset (Liability)
Interest rate caps	$368,000	Ranging from 6.520% to 6.700%	Ranging from December 2004 to January 2005	Ranging from December 2007 to January 2008	$—	$60
Interest rate swaps	2,205,000	Ranging from 4.038% to 5.000%	Ranging from August 2005 to March 2006	Ranging from August 2010 to August 2012	71,980	65,928
Interest rate caps	450,000	Ranging from 5.000% to 5.500%	Ranging from November 1, 2005 to March 1, 2006	August 1, 2011	6,530	6,004
Sold caps	450,000	Ranging from 5.000% to 5.500%	Ranging from November 1, 2005 to March 1, 2006	August 1, 2011	(6,530)	(6,004)
Total net fair value of interest rate contracts					$71,980	$65,988

Any change in fair value of interest rate contracts of our predecessor was recorded as a gain or loss in the statement of operations because such contracts did not qualify as effective hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133, as amended by SFAS 138). In conjunction with the offering, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of all of our existing interest rate contracts. These new interest rate contracts will also not qualify for hedge accounting under SFAS 133. Our existing interest rate contracts resulted in an asset with a fair value of approximately $72.8 million as of the closing of our IPO.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

Interest rate contracts resulted in this value being “locked-in” after the completion of our IPO. We will collect over the remaining life of these interest rate contracts an amount equal to the net fair value recorded.

We also entered into a new series of $2.205 billion of interest rate swap contracts that effectively hedged our variable rate debt from future changes in interest rates. Unlike the interest rate contracts described above, we expect the new interest rate contracts to qualify for cash flow hedge accounting treatment under SFAS 133, and as such, all future changes in fair value of the new interest rate contracts for periods after this offering will be recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of the new interest rate contracts’ change in fair value is immediately recognized in earnings.

On October 31, 2006 we executed $545 million of fixed-to-floating interest rate swaps at a rate of approximately 4.90%. These swaps effectively fixed our $545 million in additional borrowings on our amended modified term loan at a rate of 5.75%. These swaps mature on December 1, 2010. We expect these swaps to also qualify for cash flow hedge accounting treatment under SFAS No. 133.

9. Minority Interests in Consolidated Real Estate Partnerships

Our predecessor reflected unaffiliated partners’ interests in the institutional funds as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represented the minority partners’ share of the underlying net assets of our predecessor’s consolidated real estate partnerships. When these consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the minority interest, our predecessor generally recorded a charge equal to the amount of such excess distributions, even though there was no economic effect or cost. If the excess distributions previously absorbed by our predecessor were recovered through the future earnings of the consolidated real estate partnership, our predecessor would record income in the period of recovery. Our predecessor reported this charge and any subsequent recovery in the consolidated statements of operations as deficit recovery (distributions) from (to) minority partners, net.

After the completion of the IPO and formation transactions, the continuing investors (including our predecessor principals and our executive officers) that elected to own our Operating Partnership units comprise the minority interests in our Operating Partnership.

A preferred minority investor invested $99,000 and $85,000, in 2005 and 2004, respectively, in two of our predecessor’s consolidated subsidiaries. In return, the preferred minority investor received a profit participation of 8.75% per annum on its unreturned capital contribution. The preferred investor’s contributed capital is reflected in the predecessor’s balance sheets as a component of minority interests as of September 30, 2006 and December 31, 2005.  The preferred minority investor’s interest was redeemed in conjunction with the IPO and formation transactions.

10. Related-Party Transactions

Our predecessor paid $1,673 and $1,816 in real estate commissions to an operating company owned by the stockholders of DERA for the three months ended September 30, 2006 and 2005, and $5,626 and

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

$4,713 for the nine months ended September 30, 2006 and 2005, respectively. The commissions paid to the operating company are accounted for as leasing costs and are included in our predecessor’s investment in real estate in the consolidated balance sheets.

Our predecessor contributed its share of discretionary profit-sharing contribution (subject to statutory limitations), totaling $192 and $180 for the three and nine months ended September 30, 2006 and 2005, for services rendered by employees of an operating company owned by the stockholders of DERA.

Property management fees related to management services were paid to an operating company owned by the stockholders of DERA. The management fees are based upon percentages of the rental cash receipts collected by the properties. The fees range from 1.75% to 4.00% of the cash receipts. Our predecessor expensed $2,649 and $2,270 in such property management fees for the three months ended September 30, 2006 and 2005, and $7,356 and $6,727 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, our predecessor had $823 and $600, respectively, in accrued and unpaid property management fees.

Our predecessor contracted with an operating company owned by the stockholders of DERA to provide building and tenant improvement work. For the three and nine months ended September 30, 2006 and 2005, amounts totaling $5,593 and $4,903 and $10,425 and $10,607, respectively, were paid to the operating company for contracting work performed. These amounts are included in the costs basis of the buildings and in tenant improvements.

Our predecessor leased approximately 26,785 square feet of office space to two operating companies owned or controlled by the stockholders of DERA. The rents from these leases totaled $200 for the three months ended September 30, 2006 and 2005 and $599 for the nine months ended September 30, 2006 and 2005.

On March 15, 2006, DERA’s stockholders contributed $60,000 to DERA in the form of promissory notes. As part of the IPO and formation transactions, these notes were repaid.

11. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. We believe that the ultimate settlement of these actions will not have a material adverse effect to our financial position and results of operations or cash flows.

Concentration of Credit Risk

Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100; and to date, we have not experienced any losses on our deposited cash. We perform ongoing credit evaluations of our tenants for potential credit losses.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Environmental site assessments and investigations have identified 14 properties in our portfolio containing asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. As of September 30, 2006, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the conditional asset retirement obligation.

Future Minimum Lease Payments

At September 30, 2006, our predecessor has leased portions of the land underlying three of our office properties as more fully described in the notes to the predecessor’s December 31, 2005 consolidated financial statements contained in the Company’s Prospectus dated October 23, 2006. Our predecessor expensed ground lease payments in the amount of $845 and $829 for the three months ended September 30, 2006 and 2005 and $2,520 and $2,475 for the nine months ended September 30, 2006 and 2005, respectively.

The following is a schedule of minimum ground lease payments as of September 30, 2006:

October 1, 2006 to December 31, 2006	$821
2007	3,283
2008	3,283
2009	3,408
2010	3,433
Thereafter	128,475
$142,703

Tenant Concentrations

For the nine months ended September 30, 2006 and 2005, no tenant exceeded 10% of our predecessor’s total rental revenue and tenant reimbursements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

12. Segment Reporting

Our predecessor’s segments are based on our predecessor’s method of internal reporting which classified its operations by property type. Our predecessor’s segments by property type included: Office and Multifamily.

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. Interest and other income, management services, general and administrative expenses, interest expense, depreciation and amortization expense and net derivative gains and losses are not included in rental revenues less rental expenses as the internal reporting addresses these items on a corporate level.

Rental revenues less rental expenses is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenues less rental expenses in the same manner. Our predecessor considered rental revenues less rental expenses to be an appropriate supplemental measure to net income because it assisted both investors and management to understand the core operations of our predecessor’s properties.

	Three Months Ended September 30, 2006
	Office	Multifamily	Total
Rental revenues	$90,253	$14,611	$104,864
Percentage of total	86%	14%	100%
Rental expenses	$34,490	$4,763	$39,253
Percentage of total	88%	12%	100%
Rental revenues less rental expenses	$55,763	$9,848	$65,611
Percentage of total	85%	15%	100%

	Three Months Ended September 30, 2005
	Office	Multifamily	Total
Rental revenues	$84,403	$11,421	$95,824
Percentage of total	88%	12%	100%
Rental expenses	$31,939	$3,955	$35,894
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$52,464	$7,466	$59,930
Percentage of total	88%	12%	100%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

	Nine Months Ended September 30, 2006
	Office	Multifamily	Total
Rental revenues	$269,706	$41,335	$311,041
Percentage of total	87%	13%	100%
Rental expenses	$95,622	$13,459	$109,081
Percentage of total	88%	12%	100%
Rental revenues less rental expenses	$174,084	$27,876	$201,960
Percentage of total	86%	14%	100%

	Nine Months Ended September 30, 2005
	Office	Multifamily	Total
Rental revenues	$253,850	$33,341	$287,191
Percentage of total	88%	12%	100%
Rental expenses	$90,960	$11,270	$102,230
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$162,890	$22,071	$184,961
Percentage of total	88%	12%	100%

The following is a reconciliation of rental revenues less rental expenses to net (loss) income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental revenues less rental expenses	$65,611	$59,930	$201,960	$184,961
Add:
Interest and other income	1,426	1,524	3,974	2,270
Gain on investments in interest rate contracts, net	—	56,291	5,992	62,591
Less:
General and administrative expenses	10,415	1,652	13,551	4,845
Loss on investments in interest rate contracts, net	53,975	—	—	—
Interest expense	28,508	34,399	86,563	86,755
Depreciation and amortization	31,604	26,037	85,220	83,709
Deficit distributions (recovery) to (from) minority partners	11,554	(11,705)	5,306	35,947
Minority interest (income) expense	(43,313)	51,045	29,171	67,643
Net (loss) income	$(25,706)	$16,317	$(7,885)	$(29,077)

13. Subsequent Events

On October 23, 2006, we adopted the Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. The stock incentive plan permits us to make grants of ‘‘incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (Continued)
September 30, 2006
(Unaudited and in thousands, except for share data)

other stock-based awards’’ within the meaning of Section 422 of the Code, or any combination of the foregoing. We have initially reserved 16,500,000 shares of our common stock for the issuance of awards under our stock incentive plan. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards. On October 23, 2006, pursuant to our stock incentive plan our operating partnership issued an aggregate of 1,089,000 LTIP units and we issued options to purchase an aggregate of 5,742,221 shares of our common stock at an exercise price of $21. Certain of these LTIP Units and options were immediately vested, while others vest over three to four years.

On October 30, 2006 (i) we issued a total of 75,900,000 shares of our common stock in our initial public offering in exchange for net proceeds of  approximately $1.52 billion in cash; (ii) we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.89 billion in cash, and the issuance of 49.1 million operating partnership units and 39.1 million shares of our common stock; and (iii) we increased the amount of our existing $1.76 billion term loan financing by $545.0 million and entered into a $250.0 million senior secured revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumption are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate and zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. Please refer to the risk factors included in the section entitled “Risk Factors” beginning on page 23 and elsewhere in our Prospectus dated October 23, 2006.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance. In addition, the risks discussed in our Prospectus dated October 23, 2006, continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Executive Summary

We are a fully integrated, self-administered and self-managed REIT and one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. Our presence in Los Angeles and Honolulu is the result of a consistent and focused strategy of identifying submarkets that are supply constrained, have high barriers to entry and exhibit strong economic characteristics such as population and job growth and a diverse economic base. In our office portfolio, we focus primarily on owning and acquiring a substantial share of top-tier office properties within submarkets located near high-end executive housing and key lifestyle amenities. In our multifamily portfolio, we focus primarily on owning and acquiring select properties at premier locations within these same submarkets.

Through our controlling interest in Douglas Emmett Properties, LP (the Operating Partnership) and its subsidiaries, our office portfolio now consists of 46 properties with approximately 11.6 million rentable square feet, and our multifamily portfolio consists of nine properties with a total of 2,868 units. As of September 30, 2006, our office portfolio was 93.7% leased, and our multifamily properties were 99.0% leased. Our office portfolio contributed approximately 84.8% of our annualized rent as of September 30, 2006, while our multifamily portfolio contributed approximately 15.2%. As of September 30, 2006, our Los Angeles County office and multifamily portfolio contributed approximately 90.7% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed approximately 9.3%.

Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii. Los Angeles County represents the nation’s second largest office market with a total inventory of approximately 368 million rentable square feet. Los Angeles unemployment was 4.8% as of September 30, 2006. As of September 30, 2006, Hawaii’s unemployment rate was 2.6%. The Honolulu CBD has the largest concentration of institutional quality office space in Hawaii, totaling over 5.1 million rentable square feet.

We believe we will be able to achieve internal cash flow growth over time through rollover of existing leases to higher rents, the lease-up of vacant space and fixed annual rental rate increases included in our leases. For example, we have been repositioning our Warner Center Towers, Trillium and Bishop Place properties. Excluding the Warner Center/Woodland Hills submarket, where we acquired properties with significant vacancies in recent years, our leased rate was 95.9%, which reflects a 1.6% premium to that of our submarkets (including the Warner Center/Woodland Hills submarket, our occupancy rate reflects a 0.40% premium). Our West Los Angeles multifamily portfolio includes units that are significantly under market, primarily as a result of rent control laws. Under the current law we can increase rents to market rates as tenants vacate.

Our capital structure and debt financing strategy provide us with the capacity to fund future growth and with financial flexibility due to the lack of amortization and defeasance and limited prepayment penalties. We have a $250.0 million senior secured revolving credit facility (or $500.0 million pursuant to an accordion feature), of which $35.0 million was drawn at the closing of our initial public offering (“IPO”).

Basis of Presentation

Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005 which did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006. Accordingly, we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful for the periods covered by this Quarterly Report.

We acquired our predecessor and certain other entities simultaneously with the closing of our IPO on October 30, 2006. In these transactions:

•       In our IPO we issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash.

•       In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.89 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•       We increased the amount of our existing $1.76 billion term loan financing by $545.0 million and also entered into a $250.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $500.0 million under specified circumstances.

Because these transactions did not occur until after September 30, 2006, the historical financial data covered and discussed below relate to our accounting predecessor only. Our predecessor includes Douglas Emmett Realty Advisors, Inc., or DERA, as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds”. As of each of September 30, 2006 and December 31, 2005, our predecessor owned 42 office properties and the fee interest in two parcels of land that we lease to third parties under long-term ground leases, and as of September 30, 2006 and December 31, 2005, our predecessor owned six and five multifamily properties, respectively.

At the time of our IPO, we also acquired certain other entities which are not included in our predecessor, and which we refer to as the “non-predecessor entities”: Douglas, Emmett and Company, P.L.E. Builders, Inc., and seven California limited partnerships and one California limited liability company, each of which owned, directly or indirectly, a single multifamily or office property (or, in one case, a fee interest in land subject to a ground lease), which we refer to collectively as the “single-asset entities”. Concurrently with our IPO, P.L.E. Builders was renamed Douglas Emmett Builders. As of each of September 30, 2006 and December 31, 2005, the single-asset entities owned four office properties, three multifamily properties and the fee interest in one parcel of land that we lease to third parties under long-term ground leases. Under applicable accounting rules, the financial statements discussed herein do not include the non predecessor entities.

The results included for our predecessor do not reflect a number of significant changes in our future accounting caused by our IPO and the related acquisitions. These changes include certain purchase accounting adjustments under FAS 141, the straightlining of our rents and for in place interest rate swaps. In addition, our results may also be affected by the potential future property tax reassessments resulting from our acquisition transactions. The results for our predecessor also include changes in value for our in place interest rate swaps.  Because we entered into offsetting swap agreements at the time of the IPO, future fluctuations in the value of our interest rate swaps should not impact our financial results.

As a result of these facts, we urge readers to be even more than usually cautious in using these past results as a proxy for our future results. Our reports for future periods will include results for both our predecessor and the non-predecessor entities commencing as of October 31, 2006, which means that our results for the fourth quarter of 2006 will still be partly on a predecessor basis.

We expect to qualify as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of our predecessor are based upon their consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial conditions and results of operations.

Consolidation of Limited Partnerships.   In March 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-05, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF 04-5 clarifies certain aspects of Statement of Position 78-9,

Accounting for Investments in Real Estate Ventures, and provides guidance on determining whether a sole general partner in a limited partnership should consolidate its investment in a limited partnership. DERA is the sole general partner of the institutional funds and the limited partners of the institutional funds do not have substantive ‘‘kick-out’’ or participation rights as defined by EITF 04-5. DERA early adopted the guidance of EITF 04-5 and has consolidated the institutional funds retrospectively.

The accompanying consolidated financial statements represent the historical financial statements of our predecessor, which include the accounts of DERA and the institutional funds. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Investment in Real Estate.   Acquisitions of properties and other business combinations subsequent to June 30, 2001, the effective date of SFAS No. 141, Business Combinations, are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the terms of the leases.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis. The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to 8-12 months.

Above-market and below-market in-place lease values are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease.

Expenditures for repairs and maintenance are expensed to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The values allocated to land, buildings, site improvements, tenant improvements, and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, and the respective lease term for tenant improvements and in-place leases. The values of above- and below-market leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Interest, insurance and property tax costs incurred during the period of construction of real estate facilities are capitalized.

Impairment of Long-Lived Assets.   We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material.

Revenue Recognition.   Revenue and gain is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable, accrued expenses and tenant security deposits. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments are recognized on a monthly basis when earned.

Recoveries from tenants for real estate taxes, common area maintenance and other recoverable costs are recognized in the period that the expenses are incurred. Lease termination fees, which are included in rental income in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate (SFAS No. 66). The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery method.

Monitoring of Rents and Other Receivables.   We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. If our estimates of collectibility differ from the cash received, the timing and amount of our reported revenue could be impacted.

Financial Instruments.   The estimated fair values of financial instruments are determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Interest Rate Agreements.   We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments are used.

In June 1998, the FASB issued SFAS No. 133. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of our stockholders’ equity account. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our investments in interest rate swap and interest rate cap contracts do not qualify as effective hedges, and as such, the changes in such contracts’ fair market values are being recorded in earnings.

Historical Results of Operations

Our results of operations in 2006 and 2005 were significantly affected by our repositioning and acquisition activities in both years. As a consequence, our results are not comparable from period to period due to the varying timing of acquisitions and lease up or increased vacancy resulting from repositioning activities. Our repositioning efforts have impacted our operating results, and we expect that to continue. Upon completion of our repositioning efforts, we expect that we will be able to stabilize occupancy at these properties at levels consistent with the rest of our portfolio.

In our office portfolio, our Repositioning and Acquisition Properties include the results of Santa Monica Square, Warner Center Towers, 9601 Wilshire, Sherman Oaks Galleria, 1901 Avenue of the Stars, Studio Plaza, The Trillium, Beverly Hills Medical Center, Bishop Place and Harbor Court for both periods presented. As of September 30, 2006, the Repositioning and Acquisition properties represented 49.7% of our total office portfolio based on rentable square feet. In addition, we acquired two properties, Moanalua Hillside Apartments in January 2005 and Royal Kunia in March 2006, in our multifamily portfolio. As of September 30, 2006, our multifamily acquisitions represented 40.1% of the total units in our multifamily portfolio. During the periods presented, we had no multifamily repositioning properties.

Comparison of three months ended September 30, 2006 to three months ended September 30, 2005

Revenue

Office Revenue

Total Office Revenue.   Total office revenue consists of rent, tenant recoveries and parking and other income. Total office portfolio revenue increased by $5.9 million, or 6.9%, to $90.3 million for the three months ended September 30, 2006 compared to $84.4 million for the three months ended September 30, 2005 for the reasons described below.

Rent.   Rent includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income. Total office portfolio rent increased by $2.8 million, or 3.8%, to $76.9 million for the three months ended September 30, 2006 compared to $74.1 million for the three months ended September 30, 2005, primarily due to increases in rents from our Repositioning and Acquisition Properties due to gains in occupancy at these properties as part of our repositioning efforts. For the remainder of our office portfolio that wasn’t acquired or repositioned during the periods presented, rent also increased primarily due to gains in occupancy and roll-up in average rental rates for new and renewal leases signed since July 1, 2005.

Tenant Recoveries.   Total office portfolio tenant recoveries increased by $1.1 million, or 33.6%, to $4.4 million for the three months ended September 30, 2006 compared to $3.3 million for the three months ended September 30, 2005 primarily due to tenant recoveries at the Repositioning and Acquisition Properties and gains in occupancy and recoveries related to increases in operating expenses for the remainder of our office portfolio discussed below.

Parking and Other Income.   Total office portfolio parking and other income increased by $2.0 million, or 28.0%, to $9.0 million for the three months ended September 30, 2006 compared to $7.0 million for the three months ended September 30, 2005. This increase was primarily due to gains in occupancy in our Repositioning and Acquisition Properties and parking rate increases implemented in 2006 across the portfolio.

Multifamily Revenue

Total Multifamily Revenue.   Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $3.2 million, or 27.9%, to $14.6 million for the three months ended September 30, 2006 compared to $11.4 million for the three months ended September 30, 2005, primarily due to our multifamily acquisitions described above. Multifamily revenue from acquisitions increased $2.5 million to $4.8 million for the three months ended September 30, 2006 compared to $2.3 million for the three months ended September 30, 2005. Multifamily revenue for the rest of the portfolio increased $0.7 million, or 8.0%, to $9.8 million for the three months ended September 30, 2006 compared to $9.1 million for the three months ended September 30, 2005.

Rent.   Total multifamily portfolio rent increased by $3.1 million, or 28.4%, to $14.1 million for the three months ended September 30, 2006 compared to $11.0 million for the three months ended September 30, 2005.  Multifamily rent from acquisitions increased $2.4 million, to $4.6 million for the three months ended September 30, 2006 compared to $2.2 million for the three months ended September 30, 2005. Multifamily rent for the rest of the portfolio increased $0.7 million, or 8.3%, to $9.5 million for the three months ended September 30, 2006 compared to $8.8 million for the three months ended September 30, 2005. A significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out. A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units,” since October 1, 2005. The remainder of the increase was primarily due to increases in rents charged to other tenants.

Operating Expenses

Office Rental Expenses.   Total portfolio office rental expense increased by $2.6 million, or 8.0%, to $34.5 million for the three months ended September 30, 2006 compared to $31.9 million for the three months ended September 30, 2005, primarily due to  gains in occupancy at our Repositioning and Acquisition Properties and increases in contractual expenses including janitorial and security costs, higher insurance costs in 2006 as a result of industry wide rate increases and higher utility costs as a result of warmer than normal weather in 2006.

Multifamily Rental Expenses.   Total multifamily portfolio rental expense increased by $0.8 million, or 20.4%, to $4.8 million for the three months ended September 30, 2006 compared to $4.0 million for the three months ended September 30, 2005, primarily due to our multifamily acquisitions. Multifamily rental expense from acquisitions increased $0.7 million, to $1.4 million for the three months ended September 30, 2006 compared to $0.7 million for the three months ended September 30, 2005. Multifamily rental expenses for the remainder of the multifamily properties portfolio increased approximately $0.1 million primarily due to higher insurance and utility costs as described for the office portfolio above.

General and Administrative.   General and administrative expenses for the three months ended September 30, 2006 increased $8.7 million, to $10.4 million for the three months ended September 30, 2006 compared to $1.7 million for the three months ended September 30, 2005. The increase is primarily due to the accrual of one time discretionary cash bonuses paid by our predecessor to its employees prior to the consummation of the IPO.

Depreciation and Amortization.   Depreciation and amortization expense increased $5.6 million, or 21.4%, to $31.6 million for the three months ended September 30, 2006 compared to $26.0 million for the three months ended September 30, 2005. The increase was primarily due to the depreciation related to our Royal Kunia acquisition in March 2006 and depreciation related to tenant improvements and capital expenditures put in service since October 1, 2005.

Non-Operating Income and Expenses

(Loss) gain on Investments in Interest Rate Contracts, Net.   We incurred a loss of $54.0 million on investments in interest rate contracts, for the three months ended September 30, 2006 compared to a gain of $56.3 million for the three months ended September 30, 2005. The loss in 2006 and gain in 2005 was due to changes in the fair market value of our in place interest rate swap contracts during the applicable three month period.

Interest Expense.   Interest expense decreased $5.9 million, or 17.1%, to $28.5 million for the three months ended September 30, 2006 compared to $34.4 million for the three months ended September 30, 2005. The decrease was due to a $7.6 million accelerated loan fee amortization as part of an August 2005 refinancing. This decrease was partially offset by approximately $1.2 million in additional interest expense related to the purchase of one multifamily property in March 2006, which was financed with $82.0 million in debt at an effective interest rate (after taking into account the effect of the interest rate swap contract) of 5.62%. The remaining offsetting increase in interest expense was primarily due to an increase in the effective interest rates over the 2005 comparable period.

Deficit (Distributions) Recovery (to) from Minority Partners, Net.   Deficit (distributions) recovery (to) from minority partners, net was an $11.6 million distribution for the three months ended September 30, 2006 compared to a net $11.7 million recovery for the three months ended September 30, 2005. The decrease was primarily due to distributions in the first three months of 2006 exceeding net income resulting in a deficit distribution expense. For the three months ended September 30, 2005 net income exceeded distributions to the limited partners in three of the institutional funds, resulting in the reversal of a portion of the deficit distribution expense incurred in prior periods.

Minority Interest.   Minority interest income increased $94.4 million, to $43.3 million for the three months ended September 30, 2006 compared to a $51.0 million expense for the three months ended September 30, 2005. The increase was primarily due to the allocation to minority interest of losses and gains related to the change of fair market value of interest rate contracts described above.

Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005

Revenue

Office Revenue

Total Office Revenue.   Total office revenue consists of rent, tenant recoveries and parking and other income. Total office portfolio revenue increased by $15.9 million, or 6.2%, to $269.7 million for the nine months ended September 30, 2006 compared to $253.9 million for the nine months ended September 30, 2005 for the reasons described below.

Rent.   Rent includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income. Total office portfolio rent increased by $9.1 million, or 4.2%, to $227.4 million for the nine months ended September 30, 2006 compared to $218.3 million for the nine months ended September 30, 2005, primarily due to increases in rents from our Repositioning and Acquisition Properties primarily due to gains in occupancy at these properties as part of our repositioning efforts. For the remainder of our office portfolio that wasn’t acquired or repositioned during the periods presented, rents also increased primarily due to gains in occupancy and roll-up in average rental rates for the new and renewal leases signed since January 1, 2005.

Tenant Recoveries.   Total office portfolio tenant recoveries increased by $3.4 million, or 34.5%, to $13.3 million for the nine months ended September 30, 2006 compared to $9.9 million for the nine months ended September 30, 2005 primarily due to tenant recoveries at the Repositioning and Acquisition Properties and gains in occupancy and recoveries related to increases in operating expenses for the remainder of our office portfolio discussed below.

Parking and Other Income.   Total office portfolio parking and other income increased by $3.3 million, or 13.0%, to $29.0 million for the nine months ended September 30, 2006 compared to $25.7 million for the nine months ended September 30, 2005. This increase was primarily due to gains in occupancy in our Repositioning and Acquisition Properties and parking rate increases implemented in 2006 across the portfolio.

Multifamily Revenue

Total Multifamily Revenue.   Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $8.0 million, or 24.0%, to $41.3 million for the nine months ended September 30, 2006 compared to $33.3 million for the nine months ended September 30, 2005, primarily due to our multifamily acquisitions. Multifamily revenue for these acquisitions increased $5.8 million, or 88.4%, to $12.3 million for the nine months ended September 30, 2006 compared to $6.5 million for the nine months ended September 30, 2005. Multifamily revenue for the rest of the portfolio increased $2.2 million, or 8.3%, to $29.0 million for the nine months ended September 30, 2006 compared to $26.8 million for the nine months ended September 30, 2005 for the reasons described below.

Rent.   Total multifamily portfolio rent increased by $7.7 million, or 23.7%, to $40.0 million for the nine months ended September 30, 2006 compared to $32.4 million for the nine months ended September 30, 2005. Multifamily rent from the acquisitions increased $5.5 million, or 88.5%, to $11.8 million for the nine months ended September 30, 2006 compared to $6.3 million for the nine months ended September 30, 2005. Multifamily rent for the rest of the portfolio increased $2.1 million, or 8.2%, to $28.2 million for the nine months ended September 30, 2006 compared to $26.1 million for the nine months ended September 30, 2005. A significant number of our Santa Monica multifamily units, are under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out. A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units,” since January 1, 2005. The remainder of the increase was primarily due to increases in rents charged to other tenants.

Operating Expenses

Office Rental Expenses.   Total portfolio office rental expense increased by $4.7 million, or 5.1%, to $95.6 million for the nine months ended September 30, 2006 compared to $91.0 million for the nine months ended September 30, 2005, primarily due to increases in the Same Properties Portfolio contractual expenses including janitorial and security costs, higher insurance costs in 2006 as a result of industry wide rate increases and higher utility costs as a result of warmer than normal weather in 2006 and gains in occupancy at our Repositioning and Acquisition Properties.

Multifamily Rental Expenses.   Total multifamily portfolio rental expense increased by $2.2 million, or 19.4%, to $13.5 million for the nine months ended September 30, 2006 compared to $11.3 million for the nine months ended September 30, 2005, primarily due to our multifamily acquisitions. Multifamily rental expense from acquisitions increased $1.4 million, to $3.5 million for the nine months ended September 30, 2006 compared to $2.1 million for the nine months ended September 30, 2005. Rental expense for the remainder of the multifamily properties portfolio increased $0.7 million, or 8.1%, to $9.9 million for the nine months ended September 30, 2006 compared to $9.2 million for the nine months ended September 30, 2005, primarily due to insurance costs as a result of industry wide rate increases and higher utility costs as a result of warmer than normal weather in 2006.

General and Administrative.   General and administrative expenses increased $8.7 million to $13.5 million for the nine months ended September 30, 2006 compared to $4.8 million for the nine months ended September 30, 2005. The increase is primarily due to the accrual of one time discretionary cash bonuses paid by our predecessor to its employees prior to the consummation of the IPO.

Depreciation and Amortization.   Depreciation and amortization expense increased 1.8%, to $85.2 million for the nine months ended September 30, 2006 compared to $83.7 million for the nine months ended September 30, 2005. This increase related to our Royal Kunia acquisition in March 2006 and depreciation related to tenant improvements and capital expenditures put into service since January 1, 2005.

Non-Operating Income and Expenses

(Loss) gain on Investments in Interest Rate Contracts, Net.   Gain on investments in interest rate contracts, net decreased $56.6 million, to $6.0 million for the nine months ended September 30, 2006 compared to $62.6 million for the nine months ended September 30, 2005. The change was primarily due to changes in the fair market value of our in place interest rate swap contracts during the applicable nine month period.

Interest and Other Income.   Interest and other income increased $1.7 million, or 75.1%, to $4.0 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. The increase was primarily due to higher average cash balances and higher short-term interest rates for the nine month period ended September 30, 2006 compared to the same period in 2005.

Interest Expense.   Interest expense remained consistent for the nine months ended September 30, 2006 compared to the same period in 2005. Increases in financing costs related to our acquisition of a multifamily property in March 2006 were offset by an accelerated loan fee amortization related to our debt refinancing activities in 2005.

Deficit (Distributions) Recovery (to) from Minority Partners, Net.   Deficit distributions to minority partners, net decreased $30.6 million, or 85.2%, to $5.3 million for the nine months ended September 30, 2006 compared to a net $35.9 million for the nine months ended September 30, 2005. The decrease was primarily due to a distribution in the first nine months of 2005 related to a preferred investor contribution that did not occur in the first nine months of 2006.

Minority Interest.   Minority interest expense decreased $38.5 million, or 56.9%, to $29.2 million for the nine months ended September 30, 2006 compared to $67.6 million for the nine months ended September 30, 2005. The decrease was primarily due to a decrease in net income for the reasons described above.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

Our predecessor had total indebtedness of $2.3 billion at September 30, 2006. After the completion of our initial public offering and formation transactions, our total indebtedness on October 31, 2006 was $2.79 billion, excluding a loan premium representing mark-to-market adjustment on variable rate debt assumed from the predecessor. The increase in our total indebtedness resulted largely from the increase of our existing $1.76 billion term loan financing by $545.0 million. This term loan matures on September 1, 2012, subject to the existence of no default and the payment of a fee on the fifth and sixth anniversary of August 25, 2005, and bears interest at a rate per annum equal to the London Interbank Offer Rate, or LIBOR, plus 85 basis points. In addition, we also entered into a $250.0 million senior secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC with an accordion feature that allows us to increase availability to $500.0 million under specified circumstances. This revolving credit facility has a three year term with two one-year extensions and an effective rate of LIBOR plus 0.70% if the outstanding amount is less than $175 million and LIBOR plus 0.80% if the amount outstanding is greater than $175 million. We drew down $35 million under this credit facility at the closing of our initial public offering. We intend to use our new revolving credit facility for general corporate purposes, including to fund acquisitions, redevelopment and repositioning opportunities, to provide funds for tenant improvements and capital expenditures, and to provide working capital.

We have historically financed our operations, acquisitions and development through the use of short-term acquisition lines of credit and replaced those lines with long-term secured floating rate mortgage debt. To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.

At October 31, 2006, all of our debt was fixed with the exception of the additional $545 million of our $2.3 billion loan with Eurohypo AG and Barclays Capital and amounts drawn on our secured credit facility. On October 31, 2006, we executed $545 million of interest rate swap agreements to effectively fix the entire balance of our modified term loan at an effective rate of 5.13%.

Accordingly, on October 31, 2006, our indebtedness was as follows:

Type of Debt(1)	Principal Balance	Fixed/ Floating Rate		Effective Annual Interest Rate(2)	Maturity Date	Swap Maturity Date
	(Dollars in thousands)
Variable Rate Swapped to Fixed Rate
Modified Term Loan(3)(4)	$2,300,000	LIBOR + 0.85%		5.13%	09/01/12	08/01/10-08/01/12
Barrington Plaza and Pacific Plaza	153,000	DMBS + 0.60	%(5)	4.70%	12/22/11	08/01/11
555 Barrington and The Shores	140,000	DMBS + 0.60	%(5)	4.70%	12/22/11	08/01/11
Moanalua Hillside Apartments	75,000	DMBS + 0.76	%(5)	4.86%	02/01/15	08/01/11
Villas at Royal Kunia	82,000	LIBOR + 0.62%		5.62%	02/01/16	03/01/12
Subtotal	$2,750,000
Variable Rate
Senior Secured Revolving Credit Facility(6)	35,000	LIBOR + 0.70%		6.02%	10/30/09	N/A
Subtotal	$2,785,000
Loan Premium(7)	31,000
Total	$2,816,000

(1)             As of October 31, 2006, after completion of our offering and the formation transactions as described in our Prospectus as filed with the SEC.

(2)             Includes the effect of interest rate contracts, where applicable, and assumes a LIBOR rate of 5.32% as of October 31, 2006.

(3)             Secured by the following properties and combined in seven separate cross collateralized pools: Studio Plaza, Gateway Los Angeles, Bundy/Olympic, Brentwood Executive Plaza, Palisades Promenade, 12400 Wilshire, First Federal Square, 11777 San Vicente, Landmark II, Sherman Oaks Galleria, Second Street Plaza, Olympic Center, MB Plaza, Valley Office Plaza, Coral Plaza, Westside Towers, Valley Executive Tower, Encino Terrace, Westwood Place, Century Park Plaza, Lincoln/Wilshire, 100 Wilshire, Encino Gateway, Encino Plaza, 1901 Avenue of the Stars, Columbus Center, Warner Center Towers, Beverly Hills Medical Center, Harbor Court, Bishop Place, Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical, San Vicente Plaza, and Owensmouth. Requires monthly payments of interest only, with outstanding principal due upon maturity.

(4)             Includes $1.11 billion swapped to 4.89% until August 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; $322.5 million swapped to 5.02% until August 1, 2012; and $545.0 million swapped to 5.75% until December 1, 2010.

(5)             Fannie Mae Discount Mortgage-Backed Security (DMBS). The Fannie Mae DMBS generally tracks 90-day LIBOR.

(6)             Loan is secured by 9 properties and has two one-year extension options available.

(7)             Represents mark-to-market adjustment on variable rate debt associated with office properties.

On September 30, 2006 and October 31, 2006, we did not have any off balance sheet financing arrangements.

On November 30, 2006, our total borrowings under secured loans represented 39.1% of our total market capitalization of $7.1 billion. Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price on the New York Stock Exchange of $26.30 per share.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility that was in place at the consummation of this offering. We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.

Commitments

The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of October 31, 2006 after the completion of our initial public offering and the related transactions described above:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-2 years	3-4 years	Thereafter
Long-term debt obligations	$2,785,000	$—	$—	$35,000	$2,750,000
Minimum lease payments	142,429	547	6,566	6,841	128,475
Purchase commitments related to capital expenditures associated with tenant improvements and repositioning and other purchase obligations	11,664	3,809	7,611	244	—
Total	$2,939,093	$4,356	$14,177	$42,085	$2,878,475

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

We intend to pay an annual dividend of $0.70 per share, with the fourth quarter dividend for 2006 to be pro rated for the period from October 30, 2006 to December 31, 2006.

Cash Flows

Cash and cash equivalents for our predecessor were $119.3 million and $116.8 million, respectively, at September 30, 2006 and 2005.

Net cash provided by operating activities increased $9.5 million to $108.0 million for the nine months ended September 30, 2006 compared to $98.5 million for the nine months ended September 30, 2005. The increase was primarily due to a $7.0 million increase from the change in operating assets and liabilities. The remainder of the increase was due to the contribution from the acquisition of one multifamily property in March 2006 and improved operations at our office Same Properties Portfolio and the repositioning properties.

Net cash used in investing activities decreased $58.0 million to $153.3 million for the nine months ended September 30, 2006 compared to $211.3 million for the nine months ended September 30, 2005. The decrease was primarily due to a $56.0 million decrease in the cash used to acquire properties.

Net cash provided by financing activities decreased $65.4 million to $56.3 million for the nine months ended September 30, 2006 compared to $121.7 million for the nine months ended September 30, 2005. The decrease was due to a net decrease in net borrowings and increased net distributions to minority interests and stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. In conjunction with our initial public offering, we entered into two new series of interest rate swap and interest rate cap contracts. The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for hedge accounting under SFAS 133. We only enter into contracts with major financial institutions based on their credit rating and other factors.

As of October 31, 2006, after giving effect to our initial public offering and formation transactions and the execution of an additional $545 million in floating-to-fixed interest rate swaps, approximately 98.7% (or $2.75 billion) of our total outstanding debt of $2.79 billion, excluding loan premiums, was subject to fixed interest rates.

After the formation transactions and swap transactions described above, $35 million of our total debt outstanding at October 31, 2006 was not fixed or fixed through swap agreements. As a result, if LIBOR were to increase by 50 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $175,000 annually. If LIBOR were to decrease by 50 basis points, the decrease in interest expense on the variable rate debt would be approximately $175,000 annually.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Our predecessor is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the ultimate settlement of these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 23 and elsewhere in our Prospectus dated October 23, 2006, which are herby incorporated by this reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None. All of the approximately $1.52 billion of net proceeds from our initial public offering were used on October 30, 2006 to acquire certain assets of our predecessor and other entities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.(1)
3.2	Amended and Restated Bylaws of Douglas Emmett, Inc.(1)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(2)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)          Incorporated by reference to Amendment No. 5 to the Registration Statement on Form S-11 No. 333-135082 filed by the Registrant on October 6, 2006.

(2)          Incorporated by reference to Amendment No. 3 to the Form S-11 to the Registration Statement on Form S-11 No. 333-135082 filed by the Registrant on October 3, 2006.

(3)          In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.
Date: December 5, 2006	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer
Date: December 5, 2006	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer