Form 10-K
period 2006-12-31
Douglas Emmett Inc
filed 2007-04-02
CIK 1364250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-33106

DOUGLAS EMMETT, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard,

Suite 200

Santa Monica, California 90401

(310) 255-7700

(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    Yes  ☐    or     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

The aggregate market value of the common stock, $.01 par value, held by non-affiliates of the registrant, as of June 30, 2006, was not applicable because the registrant’s common stock did not begin trading until October 25, 2006.

The registrant had 115,005,860 shares of its common stock, $.01 par value, outstanding as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the fiscal year ended December 31, 2006 (“Proxy Statement”) to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2007 are incorporated by reference in Part III of this Report on Form 10-K (this “Report”). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2006.

DOUGLAS EMMETT, INC.

FORM 10-K

Forward Looking Statements.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or those which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate and zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A. Risk Factors” of this Report.

This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I.

Item 1.	Business

Overview

We are a fully integrated, self-administered and self-managed real estate investment trust (or REIT) and one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. Our presence in Los Angeles and Honolulu is the result of a consistent and focused strategy of identifying submarkets that are supply constrained, have high barriers to entry and exhibit strong economic characteristics such as population and job growth and a diverse economic base. In our office portfolio, we focus primarily on owning and acquiring a substantial share of top-tier office properties within submarkets located near high-end executive housing and key lifestyle amenities. In our multifamily portfolio, we focus primarily on owning and acquiring select properties at premier locations within these same submarkets.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as of December 31, 2006 our office portfolio consisted of 46 properties with approximately 11.6 million rentable square feet, and our multifamily portfolio consisted of nine properties with a total of 2,868 units. As of December 31, 2006, our office portfolio was 94.3% leased, and our multifamily properties were 99.2% leased. Our office portfolio contributed approximately 84.8% of our annualized rent as of December 31, 2006, while our multifamily portfolio contributed approximately 15.2%. As of December 31, 2006, our Los Angeles County office and multifamily portfolio contributed approximately 90.8% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed approximately 9.2%.

Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii. Los Angeles County represents the nation’s second largest office market with a total inventory of approximately 368 million rentable square feet, while the Honolulu Central Business District (CBD) has the largest concentration of institutional quality office space in Hawaii, totaling over 5.1 million rentable square feet. As of December 31, 2006, unemployment was 4.2% in Los Angeles and 2.3% in Hawaii.

We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of our “predecessor”, Douglas Emmett Realty Advisors, Inc. (or DERA) and its consolidated subsidiaries, and to acquire certain “non-predecessor entities”, including Douglas, Emmett and Company (or DECO) and P.L.E. Builders, Inc. (or PLE) and seven California limited partnerships and one California limited liability company, each of which owned, directly or indirectly, a single multifamily or office property (or, in one case, a fee interest in land subject to a ground lease), which we refer to collectively as the “single-asset entities”. Subsequent to our initial public offering (our IPO), we completed certain formation transactions on October 30, 2006, which included a series of merger and contribution transactions through which we acquired all of the interests in our predecessor and in the non-predecessor entities.

Following the consummation of our IPO and these formation transactions, all of our assets are directly or indirectly held by, and our operations are run through, our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. We contributed the net proceeds from our IPO to our operating partnership in exchange for units in our operating partnership. Our interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, our operating partnership in proportion to our percentage ownership. Our board of directors manages our affairs by directing the affairs of our operating partnership. As the sole stockholder of the general partner of our operating partnership, we generally have the exclusive power under the partnership agreement of our operating partnership to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Our Competitive Strengths and Growth Strategies

We believe that we distinguish ourselves from other owners and operators of office and multifamily properties through the following competitive strengths and strategies:

•

Concentration of High Quality Office Assets and Multifamily Portfolio in Premier Submarkets. We intend to continue our core strategy of owning and operating office and multifamily properties within submarkets that are supply constrained, have high barriers to entry, offer key lifestyle amenities, are close to high-end executive housing, and exhibit strong economic characteristics such as population and job growth and a diverse economic base. Los Angeles County is among the strongest real estate markets in the United States and is home to a diverse range of businesses in a variety of industries, including entertainment, real estate, technology, and legal and financial services. We believe that the submarkets in which we own properties are among the most desirable in Los Angeles County due to their significant barriers to entry, proximity to high-end executive housing and key lifestyle amenities. Similarly, the Honolulu CBD offers an attractive combination of high-quality office properties, a rich amenity base and a robust housing market. We also intend to continue to focus on owning and acquiring premier properties within each of these submarkets that we believe will command premium rental rates and higher occupancy levels than the submarket as a whole.

•

Disciplined Strategy of Developing Substantial Market Share. As of December 31, 2006, we owned approximately 21.2% of the competitive office space in our Los Angeles submarkets (where “competitive office space” means Class-A and Class-B multi-tenant office projects of 30,000 square feet and greater in size for Los Angeles County, excluding government, medical, and owner-user buildings, as defined by CB Richard Ellis) and 13.2% of the office space in the Honolulu CBD. We believe that establishing and maintaining significant market presence provides us with extensive local transactional market information, enables us to leverage our pricing power in lease and vendor negotiations, and enhances our ability to identify and seize emerging investment opportunities.

•

Diverse Tenant Base. Our markets attract a diverse base of office tenants that operate a variety of professional, financial and other businesses. Based on our experience, we believe that our base of smaller-sized office tenants is generally less rent sensitive and more likely to renew than larger tenants and provides no single tenant with excessive leverage. As of December 31, 2006, our 1,846 commercial tenant leases averaged approximately 5,700 square feet and had a median size of approximately 2,500 square feet. Except for our largest tenant, Time Warner, which represented approximately 6.3% of our annualized office rent pursuant to four leases of varying maturities in four separate properties, no tenant accounted for more than 1.6% of our annualized rent in our office portfolio as of December 31, 2006. The average remaining duration of our existing office leases was 4.5 years as of December 31, 2006.

•

Strong Internal Growth Prospects. Because current zoning and land-use and construction costs would make duplicating most of our Los Angeles office portfolio and West Los Angeles multifamily properties difficult on a cost-competitive basis, we believe we will be able to achieve significant internal cash flow growth over time through rollover of existing leases to higher rents, the lease-up of vacant space and fixed annual rental rate increases included in our leases.

•

Proactive Asset and Property Management. Proactive asset and property management has historically been among our best tools for internal growth. With few exceptions, we provide our own, fully integrated property management and leasing for our office and multifamily properties and our own tenant improvement construction services for our office properties. We have built an extensive leasing infrastructure of personnel, policies and procedures that has allowed us to adopt a business strategy of managing and leasing a large property portfolio with a diverse group of smaller tenants. We strive for cost effectiveness and energy efficiency in our properties.

•

Office and Multifamily Acquisition Strategy. We intend strategically to increase our market share in our existing submarkets, and selectively to enter into other submarkets with similar characteristics, where we believe we can gain significant market share, both within and outside of Los Angeles County and Honolulu. Our acquisition strategy will focus primarily on long-term growth potential rather than short-term cash returns.

•

Growth Oriented and Flexible Capital Structure. Our capital structure provides us with significant financial flexibility and the capacity to fund future growth. On December 31, 2006, our total borrowings under secured loans represented 38.6% of our total market capitalization of $7.1 billion. Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price on the New York Stock Exchange of $26.59 per share on December 29, 2006. Moreover, we have a $250.0 million senior secured revolving credit facility with an accordion feature that allows us to increase availability to $500.0 million under specified circumstances, of which only $10.0 million was outstanding on December 31, 2006. At December 31, 2006, all of our debt was fixed at an effective rate of 5.09% with the exception of amounts drawn on our secured credit facility.

Acquisitions, Dispositions, Repositionings and Financings

Acquisitions. During 2006, we and our predecessor completed the following acquisition transactions:

•

The Villas at Royal Kunia. In March 2006, our predecessor acquired The Villas at Royal Kunia, a multifamily property consisting of 402 units located in Honolulu, Hawaii, from an unaffiliated third party for a purchase price of $114.0 million.

•

Formation Transactions. We acquired our predecessor and the non predecessor entities simultaneously with the closing of our IPO on October 30, 2006 in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•

Acquisition of minority interest in Westwood Place. In December 2006, our operating partnership acquired the interest of Westwood Place, a California limited partnership, in Westwood Place Investors, LLC in exchange for 29,165 common units of our operating partnership. As a result, we now own 100% of Westwood Place, LP.

Dispositions. During 2006, neither our predecessor nor we disposed of any properties.

Repositionings. A property is generally selected for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our well-developed knowledge of the property and submarket to determine the optimal use and tenant mix. Generally, a repositioning consists of a range of improvements to a property. A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Although each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, each repositioning has resulted in a period of varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs in stages over the course of months or even years. During 2006, we had a number of on-going repositioning efforts on six of our office properties representing 18 buildings and approximately 4.6 million rentable square feet. The repositioning properties exclude properties acquired during 2006 that are undergoing repositioning efforts, as these properties are discussed within the context of acquisitions.

Financings. During 2006, our predecessor and we completed the following financing transactions:

•

Initial Public Offering. In October 2006, we completed an IPO of our common stock in which we issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash.

•	Increase in Term Loan. In connection with our IPO, we increased the amount of our existing $1.76 billion term loan financing by $545.0 million.

•

Revolving Credit Facility. In conjunction with our IPO and the formation transactions, we entered into a $250.0 million secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, which bears interest at a rate per annum equal to LIBOR plus 70 basis points if the amount outstanding is $175.0 million or less and LIBOR plus 80 basis points if the amount outstanding is greater than $175.0 million. The senior secured revolving credit facility contains an accordion feature that allows us to increase the availability by $250.0 million, to $500.0 million, under specified circumstances. The facility bears interest at 15 basis points on the undrawn balance. The facility has a term of three years and two one-year extensions.

•

Swaps. Concurrent with our IPO, we entered into a series of interest rate swaps that effectively fixed the interest rate for all our secured debt (other than our Revolving Credit Facility) and effectively “locked in” the fair market value of our predecessor’s existing swaps at the time of our IPO. The fair market value of our predecessor’s swaps at the time of our IPO totaled approximately $72.8 million.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving substantial self insurance portions and significant deductibles and co-payments for such events. In addition, most of our properties are located in Southern California, an area subject to an increased risk of earthquakes. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. In addition, if destroyed, we may not be able to rebuild certain of our properties due to current zoning and land use regulations. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

In addition, all of our multifamily properties are located in developed areas that include a number of other multifamily properties, as well as single-family homes, condominiums and other residential properties. The number of competitive multifamily and other residential properties in a particular area could have a material adverse effect on our ability to lease units and on our rental rates.

Property Management Services

We provide all property management services for our Los Angeles County properties. With respect to our Honolulu properties, we have entered into agreements with various unaffiliated parties to perform certain property management services. Under these agreements, we are obligated to pay certain fees, calculated as a portion of gross rental receipts or on a flat monthly fee basis, as well as certain specified fees and reimbursable expenses. Beginning in March 2007, we assumed substantially all property management services for our Honolulu properties.

Regulation

General. Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements.

Americans With Disabilities Act. Our properties must comply with Title III of the Americans with Disabilities Act (ADA) to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio in the aggregate substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters. Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties have been (or may have been) affected by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although most of our properties have been subjected to Phase I assessments, they are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

Rent Control. The City of Los Angeles and Santa Monica have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low and moderate-income housing regulations. Such laws and regulations limit our ability to increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. In addition, any failure to comply with low and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. Although under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, any subsequent increases in rental rates will remain limited by Los Angeles and Santa Monica rent control regulations.

Employees

As of December 31, 2006, we employed approximately 400 persons. We believe that our relationships with our employees are good.

Segments

We operate in two business segments: Office Properties and Multifamily Properties. Information related to our business segments for 2006, 2005 and 2004 is set forth in Note 19—Segment Information to the consolidated financial statements in Item 8 of this Report.

Principal Executive Offices

Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Santa Monica, California 90401 (telephone (310) 255-7700). We believe that our current facilities are adequate for our present and future operations, although we may add regional offices or relocate our headquarters, depending upon our future development projects.

Item 1A.	Risk Factors

The following section includes some of the material factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Risks Related to Our Properties and Our Business

All of our properties are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies and are susceptible to adverse local regulations and natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the Los Angeles County, Southern California and Honolulu economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events). In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Los Angeles County, Southern California in general, or Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment, could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We cannot assure the continued growth of the Los Angeles County, Southern California or Honolulu economies or of our company.

Our operating performance is subject to risks associated with the real estate industry. Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•

vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	reductions in the level of demand for commercial space and residential units, and changes in the relative popularity of properties;

•	increases in the supply of office space and multifamily units;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•

increases in expenses, including, without limitation, insurance costs, labor costs (the unionization of our employees and our subcontractors’ employees that provide services to our buildings could substantially increase our operating costs), energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, and we may be restricted in passing on these increases to our tenants;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•

changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990, or ADA.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness outstanding as of December 31, 2006, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. As of December 31, 2006, our total consolidated indebtedness was approximately $2.76 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs. In addition, we have $250.0 million available for use under our senior secured revolving credit facility. Our senior secured revolving credit facility also contains an accordion feature that allows us to increase the amount available by $250.0 million upon specified circumstances.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification.

Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant other adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•

we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•

we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, these agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we do have, we will be exposed to then-existing market rates of interest and future interest rate volatility with respect to indebtedness that is currently hedged;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

•	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time. As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance. Our business operations in Southern California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self insurance portions and significant deductibles and co-payments for such events, and recent hurricanes in the United States have affected the availability and price of such insurance. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold or asbestos, riots or war. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

If we experience a loss that is uninsured or which exceeds policy limits, we could incur significant costs, lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

In addition, many of our properties could not be rebuilt to their existing height or size at their existing location under current land-use laws and policies. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Terrorism and other factors affecting demand for our properties could harm our operating results. The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war may have a negative impact on our operations. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties. We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

In addition, all of our multifamily properties are located in developed areas that include a significant number of other multifamily properties, as well as single-family homes, condominiums and other residential properties. The number of competitive multifamily and other residential properties in a particular area could have a material adverse effect on our ability to lease units and on our rental rates.

We may be unable to renew leases or lease vacant space. As of December 31, 2006, leases representing approximately 11.7% of the square footage of the properties in our office portfolio will expire in 2007, and an additional approximately 5.7% of the square footage of the properties in our office portfolio was available for lease. In addition, as of December 31, 2006, approximately 0.8% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month. We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above our existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

Furthermore, as part of our business strategy, we have focused and intend to continue to focus on securing smaller-sized companies as tenants for our office portfolios. Smaller tenants may present greater credit risks and be more susceptible to economic downturns than larger tenants, and may be more likely to cancel or elect not to renew their leases. In addition, we intend to actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure you that any such vacancies will be filled following a property acquisition, or that any new tenancies will be established at or above-market rates. If the rental rates for our properties decrease or other tenant incentives increase, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

Real estate investments are generally illiquid. The real estate investments made, and to be made, by us are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, the value of our Studio Plaza and One Westwood properties may be adversely affected by the contractual rights of first offer that exist with respect to such properties. We may give similar contractual rights in the future, which could affect the value of the subject property.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities. Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral. In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages. For example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties have been (or may have been) impacted by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

We cannot assure you that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties. The properties in our portfolio are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief could have a material adverse effect on our business, financial condition and results of operations.

In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, such as the City of Los Angeles and Santa Monica, have enacted rent control legislation. All but one of the properties in our Los Angeles County multifamily portfolio is affected by these laws and regulations. In addition, we have agreed to provide low- and moderate-income housing in many of the units in our Honolulu multifamily portfolio in exchange for certain tax benefits. We presently expect to continue operating and acquiring properties in areas that either is subject to these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future. Such laws, regulations and contracts limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flow from our properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

We may be unable to complete acquisitions that would grow our business, and even if consummated, we may fail to successfully integrate and operate acquired properties. Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•

we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, publicly traded REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase the purchase price of a desired property;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on favorable terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•

agreements for the acquisition of office properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our senior management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

We may be unable to successfully expand our operations into new markets. If the opportunity arises, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in our current markets are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We are exposed to risks associated with property development. We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including, without limitation:

•	the availability and pricing of financing on favorable terms or at all;

•	the availability and timely receipt of zoning and other regulatory approvals; and

•	the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages).

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

If we default on the leases to which some of our properties are subject, our business could be adversely affected. We have leasehold interests in certain of our properties. If we default under the terms of these leases, we may be liable for damages and could lose our leasehold interest in the property or our options to purchase the fee interest in such properties. If any of these events were to occur, our business and results of operations would be adversely affected.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions. We expect that our initial annual distributions will exceed estimated cash available from operations. While we intend to fund the difference out of excess cash or borrowings under our senior secured revolving credit facility, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows. Even as a REIT for federal income tax purposes, we are required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In particular, our portfolio of properties may be reassessed as a result of our IPO. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

Risks Related to Our Organization and Structure

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of our senior management to differ from the interests of other stockholders. As a result of the unrealized built-in gain attributable to the contributed property at the time of contribution, some holders of operating partnership units, including our principals, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our senior management team will have significant influence over our affairs. At December 31, 2006, our senior management team owned approximately 12.3% of our outstanding common stock, or 24.5% on a fully diluted basis. As a result, our senior management team, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders. If our senior management team exercises their redemption rights with respect to their operating partnership units and we issue common stock in exchange for those units, our senior management team’s influence over our affairs would increase substantially.

Prior to our IPO, we had no experience operating as a publicly traded REIT. We had no experience operating as a publicly traded REIT prior to our October 24, 2006 IPO. In addition, certain members of our board of directors and all but one of our executive officers had no experience in operating a publicly traded REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a publicly traded company in the future, including the requirements to timely meet disclosure requirements and comply with the Sarbanes-Oxley Act of 2002. Failure to maintain REIT status would have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you.

Our growth depends on external sources of capital which are outside of our control. In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code to annually distribute at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders necessary to maintain our qualification as a REIT.

Our charter, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter contains a 5.0% ownership limit. Our charter, subject to certain exceptions, contains restrictions on ownership that limit, and authorizes our directors to take such actions as are necessary and desirable to limit, any person to actual or constructive ownership of no more than 5.0% in value of the outstanding shares of our stock and no more than 5.0% of the value or number, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. However, our board of directors may not grant an exemption from the ownership limit to any proposed transferee whose ownership, direct or indirect, of more than 5.0% of the value or number of our outstanding shares of our common stock could jeopardize our status as a REIT. The ownership limit contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors may create and issue a class or series of preferred stock without stockholder approval. Our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. As a result, we may issue series or classes of preferred stock with preferences, dividends, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us. Provisions in the partnership agreement for our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on our operating partnership units;

•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for the long-term incentive units or LTIP units, which require us to preserve the rights of LTIP unit holders and may restrict us from amending the partnership agreement for our operating partnership in a manner that would have an adverse effect on the rights of LTIP unit holders.

Certain provisions of Maryland law could inhibit changes in control. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Under their employment agreements, certain of our executive officers will have the right to terminate their employment and receive severance if there is a change of control. In connection with our IPO, we entered into employment agreements with Messrs. Kaplan, Panzer and Kamer. These employment agreements provide that each executive may terminate his employment under certain conditions, including after a change of control, and receive severance based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or out performance grants plus a “gross up” for any excise taxes under Section 280G of the Internal Revenue Code. In addition, these executive officers would not be restricted from competing with us after their departure.

Our fiduciary duties as sole stockholder of the general partner of our operating partnership could create conflicts of interest. We, as the sole stockholder of the general partner of our operating partnership, have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding operating partnership units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

The loss of any member of our senior management or certain other key executives could significantly harm our business. Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Dan A. Emmett, Jordan Kaplan, Kenneth M. Panzer and William Kamer. If we lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results. We must continue to develop, refine and document appropriate internal controls to comply with reporting requirements imposed on public companies, particularly since we will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002 by the end of 2007. Meeting these requirements will require further expansion of our finance and accounting staff as well as documentation and refinement of our internal controls over financial reporting. For example, because our current accounting software was better adapted to our predecessor’s needs, we intend to upgrade to a new accounting software package which is more commonly used by public REITs. If we are not successful in any of these tasks, we may have to disclose material weaknesses under Section 404 of the Sarbanes Oxley Act of 2002, our results of operations could be harmed or we could fail to meet our reporting obligations.

Our board of directors may change significant corporate policies without stockholder approval. Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Compensation awards to our management may not be tied to or correspond with our improved financial results or share price. The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock.

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends. We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2006. We intend to continue to meet the requirements for taxation as a REIT, but we cannot assure stockholders that we will qualify as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Form 10-K are not binding on the IRS or any court. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Internal Revenue Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

Even if we qualify as a REIT, we will be required to pay some taxes. Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business.

In addition, any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected to treat Douglas Emmett Builders, as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity. We generally must distribute annually at least 90% of our net taxable income, excluding any net capital gain, in order to qualify as a REIT. In addition, we will be subject to corporate income tax to the extent that we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our existing portfolio of office properties is located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii. Presented below is an overview of certain information regarding our existing office portfolio as of December 31, 2006:

Submarket	Number of Properties	Rentable Square Feet (1)(2)	Percent of Total
West Los Angeles
Brentwood	13	1,390,627	12%
Olympic Corridor	4	922,414	8
Century City	2	866,122	8
Santa Monica	7	860,198	7
Beverly Hills	4	571,872	5
Westwood	2	396,806	3
San Fernando Valley
Sherman Oaks/Encino	9	2,879,078	25
Warner Center/Woodland Hills	2	2,567,823	22
Tri-Cities
Burbank	1	420,949	4
Honolulu	2	678,940	6

Total	46	11,554,829	100%

(1)	Based on Building Owners and Managers Association (BOMA) 1996 remeasurement. Total consists of 10,749,461 leased square feet (includes 171,596 square feet with respect to signed leases not commenced), 660,821 available square feet, 68,528 building management use square feet, and 76,019 square feet of BOMA 1996 adjustment on leased space.
(2)	Excludes 30,000 square feet related to a renovation/expansion building currently under construction.

The following table presents our office portfolio occupancy and in-place rents as of December 31, 2006:

Submarket	Percent Leased(1)	Annualized Rent (2)	Annualized Rent Per Leased Square Foot(3)
West Los Angeles
Brentwood	97.1%	$45,113,290	$34.38
Olympic Corridor	93.6	22,830,530	27.69
Century City	95.4	26,892,424	33.26
Santa Monica(4)	98.9	37,171,153	43.97
Beverly Hills	100.0	21,447,351	38.26
Westwood	96.2	12,632,394	33.49
San Fernando Valley
Sherman Oaks/Encino	95.9	75,657,561	28.02
Warner Center/Woodland Hills	88.1	57,485,606	26.71
Tri-Cities
Burbank	100.0	13,360,921	31.74
Honolulu	89.3	17,649,772	30.64

Total	94.3%	$330,241,002	$31.22

(1)	Includes 171,596 square feet with respect to signed leases not yet commenced.

(2)	Represents annualized monthly cash rent under leases commenced as of December 31, 2006. The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.
(3)	Represents annualized rent divided by leased square feet (excluding 171,596 square feet with respect to signed leases not commenced) as set forth in note (1) above for the total.
(4)	Includes $1,108,103 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents our submarket office concentration as of December 31, 2006:

Submarket	Douglas Emmett Rentable Square Feet (1)	Submarket Rentable Square Feet (2)	Douglas Emmett Market Share
West Los Angeles
Brentwood	1,390,627	3,331,731	41.7%
Olympic Corridor	922,414	2,327,630	39.6
Century City	866,122	9,574,342	9.0
Santa Monica	860,198	7,748,089	11.1
Beverly Hills	571,872	6,503,630	8.8
Westwood	396,806	3,365,978	11.8
San Fernando Valley
Sherman Oaks/Encino	2,879,078	5,721,621	50.3
Warner Center/Woodland Hills	2,567,823	6,392,299	40.2
Tri-Cities
Burbank	420,949	6,114,318	6.9

Subtotal/Weighted Average Los Angeles County	10,875,889	51,079,638	21.3%

Honolulu CBD	678,940	5,144,385	13.2

Total	11,554,829	56,224,023	20.6%

Source: CB Richard Ellis (other than Douglas Emmett data).

(1)	Based on BOMA 1996 remeasurement. Total consists of 10,749,461 leased square feet (includes 171,596 square feet with respect to signed leases not commenced), 660,821 available square feet, 68,528 building management use square feet, and 76,019 square feet of BOMA 1996 adjustment on leased space.
(2)	Represents competitive office space in our nine Los Angeles County submarkets and Honolulu submarket.

Tenant Diversification

Our office portfolio is currently leased to more than 1,700 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. Our two largest tenants represent 6.3% and 1.6% of our annualized rent (as defined below), respectively. The following table sets forth information regarding tenants with greater than 1% of portfolio annualized rent in our office portfolio as of December 31, 2006:

	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(2)	Percent of Annualized Rent
Time Warner(3)	4	4	2008-2019	642,845	5.5%	$20,771,144	6.3%
AIG SunAmerica	1	1	2013	182,010	1.6	5,192,084	1.6
The Endeavor Agency, LLC	1	1	2019	102,241	0.9	4,046,794	1.2
Blue Shield of California	1	1	2009	135,106	1.2	3,939,691	1.2
Metrocities Mortgage, LLC	4	2	2010-2015	138,040	1.2	3,784,032	1.1
Rubin Postaer & Associates	1	1	2007	80,766	0.7	3,628,851	1.1
Pacific Theatres Exhibition Corp(4)	1	1	2016	88,300	0.8	3,567,320	1.1

Total	13	11		1,369,308	11.9%	$44,929,916	13.6%

(1)	Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, expirations are shown as a range.
(2)	Represents annualized monthly cash rent under leases commenced as of December 31, 2006. The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.
(3)	Next scheduled expiration is a 10,000 square foot lease in October 2008.
(4)	Annualized rent excludes rent determined as a percentage of sales.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our office portfolio based on annualized rent as of December 31, 2006:

Industry	Number of Leases	Annualized Rent as a Percent of Total
Financial Services	302	17.8%
Legal	288	15.2
Entertainment	107	11.7
Other	265	9.4
Real Estate	166	9.4
Health Services	269	8.5
Insurance	74	7.1
Retail	142	6.7
Accounting	116	6.6
Advertising	55	4.4
Technology	62	3.2

Total	1,846	100.0%

Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on rentable square feet leased as of December 31, 2006:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet(1)	Square Feet as a Percent of Total	Annualized Rent(2)	Annualized Rent as a Percent of Total
Available	—	—%	660,821	5.7%	$—	—%
2,500 or less	937	50.7	1,251,085	10.8	39,914,981	12.1
2,501-10,000	678	36.7	3,285,851	28.5	101,321,793	30.7
10,001-20,000	151	8.2	2,106,471	18.2	64,961,623	19.7
20,001-40,000	51	2.8	1,412,732	12.2	44,046,520	13.3
40,001-100,000	22	1.2	1,285,823	11.1	42,878,553	13.0
Greater than 100,000	7	0.4	1,235,903	10.7	37,117,532	11.2
BOMA Adjustment(3)	—	—	76,019	0.7	—	—
Building Management Use	—	—	68,528	0.6	—	—
Signed leases not commenced	—	—	171,596	1.5	—	—

Total	1,846	100.0%	11,554,829	100.0%	$330,241,002	100.0%

(1)	Based on BOMA 1996 remeasurement. Total consists of 10,749,461 leased square feet (includes 171,596 square feet with respect to signed leases not commenced), 660,821 available square feet, 68,528 building management use square feet, and 76,019 square feet of BOMA 1996 adjustment on leased space.
(2)	Represents annualized monthly cash rent under leases commenced as of December 31, 2006. The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.
(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2006, plus available space, for each of the ten years beginning January 1, 2007 and thereafter in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a Percent of Total	Annualized Rent(2)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent Per Leased Square Foot at Expiration(4)
Available	—	660,821	5.7%	$—	—%	$—	$—
2007	394	1,352,124	11.7	43,768,881	13.2	32.37	32.53
2008	383	1,552,445	13.4	47,129,416	14.3	30.36	31.30
2009	337	1,506,217	13.0	46,843,424	14.2	31.10	32.97
2010	253	1,377,919	11.9	44,772,902	13.6	32.49	35.48
2011	255	1,359,368	11.8	42,760,251	12.9	31.46	35.69
2012	74	621,873	5.4	18,536,579	5.6	29.81	34.45
2013	56	681,793	5.9	21,000,553	6.4	30.80	36.12
2014	30	361,788	3.1	9,911,238	3.0	27.40	33.68
2015	26	379,650	3.3	10,953,756	3.3	28.85	35.82
2016	28	585,340	5.1	18,567,761	5.6	31.72	39.91
Thereafter	10	799,348	6.9	25,996,241	7.9	32.52	42.25
BOMA Adjustment(5)	—	76,019	0.7	—	—	—	—
Building Management Use	—	68,528	0.6	—	—	—	—
Signed leases not commenced	—	171,596	1.5	—	—	—	—

Total/Weighted Average	1,846	11,554,829	100.0%	$330,241,002	100.0%	$31.22	$34.85

(1)	Based on BOMA 1996 remeasurement. Total consists of 10,749,461 leased square feet (includes 171,596 square feet with respect to signed leases not commenced), 660,821 available square feet, 68,528 building management use square feet, and 76,019 square feet of BOMA 1996 adjustment on leased space.
(2)	Represents annualized monthly cash rent under leases commenced as of December 31, 2006. The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.
(3)	Represents annualized rent divided by leased square feet.
(4)	Represents annualized rent at expiration divided by leased square feet.
(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

The following table presents an overview of our multifamily portfolio, including occupancy and in-place rents, as of December 31, 2006:

Submarket	Number of Properties	Number of Units	Percent of Total
West Los Angeles
Brentwood	5	950	33%
Santa Monica	2	820	29
Honolulu	2	1,098	38

Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent (1)	Rent Per Leased Unit
West Los Angeles
Brentwood	98.9%	$22,389,839	$1,985
Santa Monica(2)	99.6	18,597,156	1,897
Honolulu	99.2	18,082,332	1,384

Total	99.2%	$59,069,327	$1,730

(1)	Represents December 2006 multifamily rental income annualized.
(2)	Excludes 10,013 square feet of ancillary retail space, which generated $278,341 of annualized rent as of December 31, 2006.

Historical Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our office portfolio through December 31, 2006:

	Year Ended December 31,
	2006	2005(1)	2004(2)
Renewals(3)
Number of leases	252	253	249
Square Feet	908,982	1,151,775	1,553,804
Tenant improvement costs per square foot(4) (6)	$7.28	$12.48	$22.02
Leasing commission costs per square foot(4)	5.86	7.59	8.96

Total tenant improvement and leasing commission costs(4)	$13.14	$20.07	$30.98

New leases(5)
Number of leases	239	215	184
Square Feet	840,994	849,038	816,852
Tenant improvement costs per square foot(4) (6)	$16.29	$16.27	$27.37
Leasing commission costs per square foot(4)	7.45	7.77	9.49

Total tenant improvement and leasing commission costs(4)	$23.74	$24.04	$36.86

Total
Number of leases	491	468	433
Square Feet	1,749,976	2,000,813	2,370,656
Tenant improvement costs per square foot(4) (6)	$11.61	$14.09	$23.86
Leasing commission costs per square foot(4)	6.63	7.67	9.14

Total tenant improvement and leasing commission costs(4)	$18.24	$21.76	$33.00

(1)	Includes the properties listed in footnote (2) below and the Trillium, which was acquired in January 2005.

(2)	Includes the following properties acquired in 2004: Beverly Hills Medical Center (from August 2004); Harbor Court (from August 2004); Bishop Place (from November 2004).
(3)	Includes retained tenants that have relocated to new space or expanded into new space.
(4)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease commenced, which may be different than the year in which they were actually paid.
(5)	Does not include retained tenants that have relocated or expanded into new space within our portfolio.
(6)	Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

Historical Capital Expenditures

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our office portfolio through December 31, 2006:

	Office
	Year Ended December 31,
	2006	2005(1)(2)	2004(2)(3)
Recurring capital expenditures	$5,812,721	$2,604,883	$1,811,982
Total square feet	11,554,829	11,554,216	10,893,568
Recurring capital expenditures per square foot	$0.50	$0.23	$0.17

(1)	Includes the Trillium, which was acquired in January 2005.
(2)	Recurring capital expenditures for properties acquired during the period are annualized.
(3)	Includes the following properties acquired in 2004: Beverly Hills Medical Center (from August 2004); Harbor Court (from August 2004); and Bishop Place (from November 2004).

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2006:

	Multifamily
	Year Ended December 31,
	2006(1)	2005(2)(3)	2004
Recurring capital expenditures	$1,950,713	$451,393	$490,516
Total units	2,868	2,466	1,770
Recurring capital expenditures per unit	$680	$183	$277

(1)	Includes The Villas at Royal Kunia acquired in March 2006.
(2)	Recurring capital expenditures for properties acquired during the period are annualized.
(3)	Includes Moanalua Hillside Apartments acquired in January 2005.

Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only insignificant rent increases since 1979. Historically, when a tenant has vacated one of these units, we have spent between $15,000 and $30,000 per unit, depending on apartment size, to bring the unit up to our standards. We have characterized these expenditures as non-recurring capital expenditures. Our make-ready costs associated with the turnover of our other units are expensed and not included in recurring capital expenditures.

Item 3.	Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation if determined adversely to us.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, but prior to the closing of our IPO, the following matters were taken by our stockholders by unanimous written consent:

•

On October 17, 2006, our stockholders approved the amendment and restatement of our charter as set forth in the Articles of Amendment and Restatement incorporated by reference to Exhibit 3.1 to this Report.

•	On October 23, 2006, our stockholders approved the adoption and approval of the 2006 Omnibus Stock Incentive Plan.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our IPO was completed on October 30, 2006. All of the approximately $1.52 billion of net proceeds from our IPO were used on October 30, 2006 to acquire certain assets of our predecessor and other entities. Our common stock is traded on the New York Stock Exchange under the symbol “DEI”. On March 15, 2007, the reported closing sale price per share of our common stock on the New York Stock Exchange was $26.72. The following table shows the high and low sales prices for our common stock as reported by the New York Stock Exchange for the period from October 24, 2006 to December 31, 2006:

	High	Low
2006
For the period from October 24, 2006 to December 31, 2006	$26.60	$22.99

Holders of Record

We had 75 holders of record of our common stock on March 15, 2007.

Dividends

We intend to pay regular quarterly dividends to holders of our common stock based on an annual dividend of $0.70 per share. On January 17, 2007, we paid a dividend for the fourth quarter of 2006 in the amount of $.12 per share, which reflected a proration of our stated quarterly dividend of $.175 per share, or $.70 per annum, for the period from October 30, 2006 (the closing of our IPO) to December 31, 2006. Our Board has also declared a quarterly dividend for the first quarter of 2007 in the amount of $0.175 per share payable April 16, 2007. These amounts are at least equal to the amounts required to maintain our REIT qualification.

Sales of Unregistered Securities

In connection with the formation transactions, 39,105,860 shares of common stock and 49,124,034 units of limited partnership in our operating partnership were issued to certain persons transferring interests in our historical operating companies, the institutional funds, the investment funds and the single-asset entities to us in consideration of such transfer. All such persons made irrevocable elections to receive such securities in the formation transactions prior to June 15, 2006. The issuance of such shares and units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Report and such information is incorporated herein by reference.

Repurchases of Equity Securities

The only shares of our common stock we purchased during the fourth quarter of 2006 were 50 shares of our common stock from each of Dan A. Emmett and Jordan Kaplan on October 30, 2006 for an aggregate purchase price of $3,000.00. These shares had been issued to them for the same price in connection with our formation.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except per share amounts):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected In column (a))
	(a)
Equity compensation
Plans approved by stockholders	5,742	$21.00	9,714

For a description of our Omnibus Incentive Plan, please see Note 14 to our Consolidated Financial Statements. We did not have any other equity compensation plans as of December 31, 2006.

Performance Graph

The stock price performance graph below is required by the Securities and Exchange Commission (SEC) and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The following graph compares the cumulative total stockholder return on the Common Stock of Douglas Emmett Inc. from October 24, 2006 to December 31, 2006 with the cumulative total return on the New York Stock Exchange and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 30, 2006).

	10/24/06	10/06	11/06	12/06
Douglas Emmett, Inc.	100.00	100.85	111.21	112.43
S&P 500	100.00	103.26	105.22	106.70
NAREIT Equity	100.00	106.26	111.20	109.47

Item 6.	Selected Financial Data

The following table sets forth summary financial and operating data on an historical basis for our “predecessor” prior to our IPO and Douglas Emmett, Inc. subsequent to the offering. Our “predecessor” includes DERA as the accounting acquirer, and the institutional funds consisting of nine California real estate limited partnerships that owned office and multifamily properties and fee interests in land subject to ground leases, and excludes DECO, PLE and the single-asset entities. Our predecessor owned 42 office properties, the fee interest in two parcels of land that we lease to third parties under long-term ground leases and six multifamily properties prior to the formation transactions. DERA consolidated the institutional funds because it had control over major decisions, including decisions related to property sales or refinancings. We have not presented historical financial information for Douglas Emmett, Inc. for periods prior to October 31, 2006, because we did not have any corporate activity prior to that date other than the issuance of a nominal number of shares of common stock in connection with the initial capitalization of our company and activity in connection with our IPO, the formation transactions and the financing transactions, and because we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful. In addition, we have not presented historical financial information for DECO, PLE or the single-asset entities because we believe that a discussion of our predecessor is more meaningful.

You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the other financial statements included elsewhere in this Report.

The summary historical consolidated financial and operating data as of and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our audited historical consolidated financial statements subsequent to our IPO and those of our predecessor prior to our IPO.

	Douglas Emmett, Inc.	Predecessor
	October 31, 2006- December 31, 2006	January 1, 2006- October 30, 2006	Year Ended December 31,
			2005	2004	2003	2002
	(in thousands, except shares and per share data)					(unaudited)
Statement of Operations Data:
Revenues:
Office rental:
Rental revenue(1)	$62,384	$252,694	$297,551	$249,402	$246,369	$215,825
Tenant recoveries	5,436	15,206	14,632	9,439	9,386	7,789
Parking and other income	7,886	33,039	36,383	27,797	27,557	21,413

Total office revenue	75,706	300,939	348,566	286,638	283,312	245,027
Multifamily rental:
Rental revenue (2)	10,954	44,241	43,942	32,787	31,070	31,960
Parking and other income	335	1,488	1,280	1,006	924	762

Total multifamily revenue	11,289	45,729	45,222	33,793	31,994	32,722

Total revenue	86,995	346,668	393,788	320,431	315,306	277,749
Operating Expenses:
Office rental	24,515	104,524	119,879	103,407	96,771	83,450
Multifamily rental	3,175	15,041	15,347	13,219	11,765	11,685
General and administrative expenses	30,201	17,863	6,457	5,646	5,195	3,877
Depreciation and amortization	32,521	95,456	113,170	91,306	92,559	76,753

Total operating expenses	90,412	232,884	254,853	213,578	206,290	175,765

Operating income	(3,417)	113,784	138,935	106,853	109,016	101,984
Gain (loss) on investment in interest contracts, net	—	6,795	81,666	37,629	23,583	(47,644)
Interest and other income	87	4,515	2,264	1,463	514	2,294
Interest expense (3)	(26,213)	(95,938)	(115,674)	(95,125)	(94,783)	(81,121)
Deficit recovery (distributions) from/(to) minority partners, net (4)	—	(10,642)	(28,150)	(57,942)	—	—

Income (loss) before minority interest	(29,543)	18,514	79,041	(7,122)	38,330	(24,487)
Minority Interest:
Minority interest	8,952	(18,673)	(79,756)	(47,144)	(30,944)	29,889
Preferred minority investor	—	(16,203)	(15,805)	(2,499)	—	—

Income (loss) from continuing operations	(20,591)	(16,362)	(16,520)	(56,765)	7,386	5,402
Income from discontinued operations, net of minority interest	—	—	—	174	239	11,470

Net (loss) / income	$(20,591)	$(16,362)	$(16,520)	$(56,591)	$7,625	$16,872

Per Share Data:
Earnings (loss) per share – basic and diluted	$(0.18)	$(251,723)	$(254,154)	$(870,631)	$117,308	$259,569

Weighted average common shares outstanding – basic and diluted	115,006,000	65	65	65	65	65

	Douglas Emmett, Inc.	Predecessor
	as of December 31,
	2006	2005	2004	2003	2002
	(in thousands, except property data)				(unaudited)
Balance Sheet Data (at end of period):
Investment in real estate, net	$6,056,095	$2,622,484	$2,398,980	$2,222,854	$2,293,636
Total assets	6,200,118	2,904,647	2,585,697	2,356,296	2,415,429
Secured notes payable	2,789,702	2,223,500	1,982,655	1,716,200	1,577,188
Total liabilities	3,153,836	2,313,922	2,069,473	1,842,971	1,689,934
Minority interests in real estate partnerships	—	688,516	579,838	496,838	708,444
Minority interests in operating partnership	934,509	—	—	—	—
Stockholders’ / owners’ equity	2,111,773	(97,791)	(63,614)	16,487	17,051
Total liabilities and stockholders’ / owners’ equity	6,200,118	2,904,647	2,585,697	2,356,296	2,415,429
Other Data:
Number of properties (at end of period)	55	47	45	43	46

(1)	Rental revenue on our office portfolio includes straight line rent of $2.0 million for the period from October 31, 2006 to December 31, 2006. Rental revenue on our office portfolio also includes amortization of above- and below-market rents of $5.4 million for the period from October 31, 2006 to December 31, 2006.
(2)	Rental revenue on our multifamily portfolio includes amortization of above- and below-market rents of $1.2 million for the period from October 31, 2006 to December 31, 2006.
(3)	Interest expense for the year ended December 31, 2005 includes loan cost write-offs of $9.8 million related to the refinancing of certain secured notes payable.
(4)	Represents a charge equal to the amount of cash distributions by the institutional funds to their limited partners in excess of the carrying amount of such limited partners’ interest. As we do not expect to make cash distributions in excess of the carrying amount of the minority interests in our operating partnership, these amounts have been eliminated from the pro forma amounts for each period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to “Item 1”.

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

Through our interest in our operating partnership and its subsidiaries, at December 31, 2006 our office portfolio consisted of 46 properties with approximately 11.6 million rentable square feet, and our multifamily portfolio consisted of nine properties with a total of 2,868 units. As of December 31, 2006, our office portfolio was 94.3% leased, and our multifamily properties were 99.2% leased. Our office portfolio contributed approximately 84.8% of our annualized rent as of December 31, 2006, while our multifamily portfolio contributed approximately 15.2%. As of December 31, 2006, our Los Angeles County office and multifamily portfolio contributed approximately 90.8% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed approximately 9.2%.

Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/

Woodland Hills and Burbank—as well as in Honolulu, Hawaii. Los Angeles County represents the nation’s second largest office market with a total inventory of approximately 368 million rentable square feet, while the Honolulu CBD has the largest concentration of institutional quality office space in Hawaii, totaling over 5.1 million rentable square feet. As of December 31, 2006, unemployment was 4.2% in Los Angeles and 2.3% in Hawaii.

We believe we will be able to achieve internal cash flow growth over time through rollover of existing leases to higher rents, the lease-up of vacant space and fixed annual rental rate increases included in our leases. For example, we have been repositioning our Warner Center Towers, Trillium, Harbor Court and Bishop Place properties. Excluding the Warner Center/Woodland Hills submarket, where we acquired properties with significant vacancies in recent years, our leased rate was 96.5%, which reflects a 1.5% premium to that of our submarkets (including the Warner Center/Woodland Hills submarket, our occupancy rate reflects a 0.50% premium). Our West Los Angeles multifamily portfolio includes units that are significantly under market, primarily because of rent control laws. Under the current law we can increase rents to market rates as tenants vacate.

Our capital structure and debt financing strategy provide us with the capacity to fund future growth and with financial flexibility due to the lack of amortization and defeasance and limited prepayment penalties. We have a $250.0 million senior secured revolving credit facility (or $500.0 million pursuant to an accordion feature), of which $10.0 million was outstanding at December 31, 2006.

We operate as a REIT for federal income tax purposes.

Acquisitions, Dispositions, Repositionings and Financings.

Acquisitions. During 2006, we and our predecessor completed the following acquisition transactions:

•

The Villas at Royal Kunia. In March 2006, our predecessor acquired The Villas at Royal Kunia, a multifamily property consisting of 402 units located in Honolulu, Hawaii, from an unaffiliated third party for a purchase price of $114.0 million.

•

Formation Transactions. We acquired our predecessor and the non predecessor entities simultaneously with the closing of our IPO on October 30, 2006 in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•

Acquisition of minority interest in Westwood Place. In December 2006, our operating partnership acquired the interest of Westwood Place, a California limited partnership, in Westwood Place Investors, LLC in exchange for 29,165 common units of our operating partnership. As a result, we now own 100% of Westwood Place, LP.

In recent months, pricing for the type of buildings we target in our submarkets appears to have increased, which will make any acquisitions we pursue more challenging. We are continuing to assess this new pricing environment and intend to act on acquisition opportunities that we believe offer appropriate upside potential.

Dispositions. During 2006, neither our predecessor nor we disposed of any properties.

Repositionings. We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our well-developed knowledge of the property and submarket to determine the optimal use and tenant mix. Generally, a repositioning consists of a range of improvements to a property. A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Although each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, each repositioning has resulted in a period of varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs in stages over the course of months or even years. During 2006, we had a number of on-going repositioning efforts on six of our office properties representing 18 buildings and approximately 4.6 million rentable square feet. The repositioning properties exclude properties acquired during 2006 that are undergoing repositioning efforts, as these properties are discussed within the context of acquisitions.

Financings. During 2006, our predecessor and we completed the following financing transactions:

•

Initial Public Offering. In October 2006, we completed an IPO of our common stock in which we issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash.

•	Increase in Term Loan. In connection with our IPO and formation transactions, we amended our existing $1.76 billion modified term loan financing to increase the principal by $545.0 million.

•

Revolving Credit Facility. In conjunction with our IPO and formation transactions, we entered into a $250.0 million secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, which bears interest at a rate per annum equal to LIBOR plus 70 basis points if the amount outstanding is $175.0 million or less and LIBOR plus 80 basis points if the amount outstanding is greater than $175.0 million. The senior secured revolving credit facility contains an accordion feature that allows us to increase the availability by $250.0 million, to $500.0 million, under specified circumstances. The facility bears interest at 15 basis points on the undrawn balance. The facility has a term of three years and two one-year extensions.

•

Swaps. Concurrent with our IPO, we entered into a series of interest rate swaps that effectively fixed the interest rate for all our existing secured notes payable (but not our Revolving Credit Facility) and effectively “locked in” the fair market value of our predecessor’s existing swaps at the time of our public offering. The fair market value of our predecessor’s swaps at the time of our IPO totaled approximately $72.8 million. We will collect over the remaining life of our predecessor’s swaps an amount equal to the fair market value at the time of our IPO.

Basis of Presentation

Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005, which did not have any meaningful operating activity prior to the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006. Accordingly, we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful for the periods covered by this Report prior to that acquisition.

We acquired our predecessor and certain other entities simultaneously with the closing of our IPO on October 30, 2006. In these transactions:

•	We issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash.

•

In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•

We increased the amount of our existing $1.76 billion term loan financing by $545.0 million and entered into a $250.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $500.0 million under specified circumstances as discussed above.

Because these transactions did not occur until October 30, 2006, the historical financial data covered and discussed below for periods prior to that date relate to our accounting predecessor. Our predecessor includes

Douglas Emmett Realty Advisors, Inc. (DERA) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds”.

At the time of our IPO, we also acquired certain other entities which are not included in our predecessor, and which we refer to as the “non-predecessor entities”: DECO, PLE, and seven California limited partnerships and one California limited liability company, each of which owned, directly or indirectly, a single multifamily or office property (or, in one case, a fee interest in land subject to a ground lease), which we refer to collectively as the “single-asset entities”. As of the formation transactions, the single-asset entities owned four office properties, three multifamily properties and the fee interest in one parcel of land that we lease to a third-party under a long-term ground lease. Under applicable accounting rules, the financial statements discussed herein do not include the non-predecessor entities for periods prior to and including October 30, 2006.

The results included for our predecessor do not reflect a number of significant changes in our accounting caused by our IPO and the related acquisitions. These changes include certain purchase accounting adjustments under Statement of Financial Accounting Standard (FAS) No. 141, Business Combinations (FAS 141), the straightlining of our rents and for in-place interest rate swaps. In addition, our results may also be affected by the potential future property tax reassessments resulting from our acquisition transactions. The results for our predecessor also include changes in value for our in-place interest rate swaps. Because we entered into offsetting swap agreements at the time of the IPO, future fluctuations in the value of our interest rate swaps should not impact our financial results.

As a result of these facts, we urge readers to be even more than usually cautious in using these past results as a proxy for our future results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial conditions and results of operations.

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

As of December 31, 2006 and for the period from October 31, 2006 through December 31, 2006, the financial statements presented are the consolidated financial statements of our Company, our operating partnership and the general partner. The financial statements presented for periods prior to October 31, 2006 are the consolidated financial statements of our predecessor, which include the accounts of DERA and the institutional funds. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Investment in Real Estate. Acquisitions of properties and other business combinations subsequent to December 31, 2001, the effective date of FAS 141, are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

The fair values of tangible assets are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally six months.

Above-market and below-market in-place lease values are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease.

Expenditures for repairs and maintenance are expensed to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The values allocated to land, buildings, site improvements, tenant improvements, and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, and the respective remaining lease terms for tenant improvements and in-place leases. The values of above- and below-market tenant leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market tenant leases) or a decrease (for above-market tenant leases) to rental income. The value of above-and below-market ground leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Interest, insurance and property tax costs incurred during the period of construction of real estate facilities are capitalized.

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

Income Taxes. As a REIT, our Company is permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Revenue Recognition. Revenue and gain is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition in Financial Statements (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

We recognize gains on sales of real estate pursuant to the provisions of FAS No. 66, Accounting for Sales of Real Estate (FAS 66). The specific timing of a sale is measured against various criteria in FAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery method.

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

Stock-Based Compensation. We have awarded stock-based compensation to certain key employees and members of our Board of Directors in the form of stock options and long-term incentive plan units (LTIP units).

These awards are accounted for under FAS No. 123R (revised 2004), Share-Based Payment (FAS 123R), which was effective beginning January 1, 2006. We had no stock-based compensation awards outstanding prior to our IPO in October 2006. This pronouncement requires that we estimate the fair value of the awards and recognize this value over the requisite vesting period. We utilize a Black-Scholes model to calculate the fair value of options, which uses assumptions related to the stock, including volatility and dividend yield, as well as assumptions related to the stock award itself, such as the expected term and estimated forfeiture rate. Option valuation models require the input of somewhat subjective assumptions for which we have relied on observations of both historical trends and implied estimates as determined by independent third parties. For LTIP units, the fair value is based on the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.

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

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of our stockholders’ equity account. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Results of Operations

Our results of operations in 2006 and 2005 were significantly affected by our acquisition and repositioning activities in both years including the acquisition of four office properties, three multifamily properties and the fee interest in one parcel of land that we lease to a third-party under a long-term ground lease that we acquired from our non-predecessor entities at the time of our IPO and the repositioning of six properties with approximately 4.6 million square feet during the periods presented. As a consequence, our results are not comparable from period to period due to the varying timing of individual property acquisitions, the impact of the formation transactions and lease up or increased vacancy resulting from repositioning activities. Our repositioning efforts have also impacted our operating results, and we expect that to continue. Upon completion of our repositioning efforts, we expect that we will be able to stabilize occupancy at these properties at levels consistent with the rest of our portfolio.

In our office portfolio, our repositioning properties during the periods discussed include the results of Warner Center Towers, The Trillium, Sherman Oaks Galleria, 9601 Wilshire, Bishop Place and Harbor Court for both periods presented. Our acquisition properties in our office portfolio include Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical and San Vicente Plaza, which were acquired at the time of our IPO. As of December 31, 2006, the repositioning and acquisition properties represented 41.0% of our total office portfolio based on rentable square feet. In addition, in our multifamily portfolio, we acquired five properties, Moanalua Hillside Apartments in January 2005, Royal Kunia in March 2006 and Barrington/Kiowa, Barry and Kiowa at the time of our IPO. As of December 31, 2006, our multifamily acquisitions represented 42.7% of the total units in our multifamily portfolio. During the periods discussed, we had no multifamily repositioning properties.

As discussed under “Basis of Presentation”, our results of operations for 2006 contain the consolidated results of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership, for the period from October 31, 2006 through December 31, 2006. The results of operations for the period January 1, 2006 through October 30, 2006 consist of our predecessor, which includes the accounts of DERA and the institutional funds. In our analysis below, we have combined the results of our predecessor with our results for the year ended December 31, 2006 to compare to our predecessor’s results for 2005.

Comparison of year ended December 31, 2006 to year ended December 31, 2005

Revenue

Office Revenue

Total Office Revenue. Total office revenue consists of rental revenue, tenant recoveries and parking and other income. Total office portfolio revenue increased by $28.0 million, or 8.0%, to $376.6 million for 2006 compared to $348.6 million for 2005 for the reasons described below.

Rental Revenue. Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income. Total office portfolio rental revenue increased by $17.5 million, or 5.9%, to $315.1 million for 2006 compared to $297.6 million for 2005, primarily due to increases in rents from our repositioning and acquisition properties including gains in occupancy at our repositioning properties as part of our repositioning efforts. For the portion of our office portfolio that was not acquired or repositioned during the periods presented, rental revenue also increased primarily due to gains in occupancy and roll-up in average rental rates for new and renewal leases signed since January 1, 2005.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $6.0 million, or 41.1%, to $20.6 million for 2006 compared to $14.6 million for 2005 primarily due to tenant recoveries at our repositioning and acquisition properties and gains in occupancy and recoveries related to increases in operating expenses for the remainder of our office portfolio discussed below.

Parking and Other Income. Total office portfolio parking and other income increased by $4.5 million, or 12.4%, to $40.9 million for 2006 compared to $36.4 million for 2005. This increase was primarily due to gains in occupancy in our repositioning and acquisition properties and parking rate increases implemented in 2006 across the office portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $11.8 million, or 26.1%, to $57.0 million for 2006 compared to $45.2 million for 2005, primarily due to our multifamily acquisitions described above.

Rent. Total multifamily portfolio rent increased by $11.3 million, or 25.7%, to $55.2 million for 2006 compared to $43.9 million for 2005 primarily due to the acquisition of the five properties described above. In addition, a significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out. A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since January 1, 2005. The remainder of the increase was primarily due to increases in rents charged to other tenants.

Operating Expenses

Office Rental Expenses. Total portfolio office rental expense increased by $9.1 million, or 7.6%, to $129.0 million for 2006 compared to $119.9 million for 2005, primarily due to the properties acquired at the time of our

IPO described above, gains in occupancy at our repositioning properties, increases in estimated property taxes as a result of our formation transactions, increases in contractual expenses including janitorial and security costs, higher insurance costs in 2006 as a result of industry-wide rate increases and higher utility costs as a result of warmer than normal weather in 2006.

Multifamily Rental Expenses. Total multifamily portfolio rental expense increased by $2.9 million, or 19.0%, to $18.2 million for 2006 compared to $15.3 million for 2005, primarily due to our multifamily acquisitions, increases in estimated property taxes as a result of our formation transactions, as well as higher insurance and utility costs as described for the office portfolio above.

General and Administrative. General and administrative expenses for 2006 increased $41.6 million to $48.1 million for 2006 compared to $6.5 million for 2005 primarily due to one-time non-cash compensation costs at the time of our IPO totaling approximately $27.7 million and the payment by our predecessor of $13.2 million in one-time discretionary cash bonuses prior to the consummation of our IPO.

Depreciation and Amortization. Depreciation and amortization expense increased $14.8 million, or 13.1%, to $128.0 million for 2006 compared to $113.2 million for 2005. The increase was primarily due to depreciation related to the step up in basis for our predecessor’s properties at the time of our IPO and depreciation related to the property acquisitions described above.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net gain of $6.8 million on investments in interest rate contracts for 2006 compared to a net gain of $81.7 million for 2005. The lower net gain in 2006 compared to the net gain in 2005 was due to changes in the fair market value of our in-place interest rate swap contracts during the ten-month period of 2006 prior to the formation transaction. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts.

Interest Expense. Interest expense increased $6.5 million, or 5.6%, to $122.2 million for 2006 compared to $115.7 million for 2005. The overall increase in interest expense was primarily due to the increase in debt balances as a result of our formation transactions at the time of our IPO and additional interest expense related to the purchase of one multifamily property in March 2006, which was financed with $82.0 million in debt. The increase in interest expense was partially offset by a $7.6 million accelerated loan fee amortization on part of an August 2005 refinancing.

Deficit Distributions to Minority Partners, Net. Deficit distributions to minority partners, net decreased $17.5 million, or 62.2%, to $10.6 million for 2006 compared to $28.1 million for 2005. The decrease was primarily due to a 2005 distribution related to a preferred investor contribution that did not occur in 2006.

Minority Interests. Minority interest expense decreased $69.7 million to $25.9 million for 2006 compared to $95.6 million for 2005. The decrease was primarily due to the allocation of losses incurred in the formation transactions and the absence of a preferred minority interest holder subsequent to the formation transactions, as well as lower gains on interest rate contracts in 2006 in comparison to 2005.

Comparison of year ended December 31, 2005 to year ended December 31, 2004

Our results of operations for the year ended December 31, 2005 compared to the same period in 2004 were significantly affected by our repositioning and acquisition activities in both years. As a consequence, our results are not comparable from period to period.

In our office portfolio, our repositioning and acquisition properties include the results of Santa Monica Square, Warner Center Towers, 9601 Wilshire, Sherman Oaks Galleria, 1901 Avenue of the Stars, Studio Plaza,

Beverly Hills Medical Center, Harbor Court, Bishop Place and The Trillium for both periods presented. As of December 31, 2005, the Repositioning and Acquisition properties represented 49.7% of our total office portfolio, based on rentable square feet. In addition, we acquired one property, Moanalua Hillside Apartments, in our multifamily portfolio. As of December 31, 2005, our multifamily acquisition represented 29.8% of the total units in our multifamily portfolio. Our Same Properties Portfolio includes all properties other than our Repositioning and Acquisition Properties and our multifamily acquisition. During the period presented, we had no multifamily repositioning properties.

Revenue

Office Revenue

Total Office Revenue. Total office portfolio revenue for our predecessor increased by $62.0 million, or 21.6%, to $348.6 million for 2005 compared to $286.6 million for 2004 for the reasons discussed below.

Rental Revenue. Total office portfolio rental revenue for our predecessor increased by $48.2 million, or 19.3%, to $297.6 million for 2005 compared to $249.4 million for 2004, primarily due to increases in occupancy and rental rates charged to tenants in our repositioning and acquisition properties partially offset by a $1.7 million decrease in lease termination income.

Tenant Recoveries. Total office portfolio tenant recoveries for our predecessor increased by $5.2 million, or 55.0%, to $14.6 million for 2005 compared to $9.4 million for 2004, primarily due to tenant recoveries at our repositioning and acquisition properties partially offset by decreases in our remaining properties from the resetting of base year expense stops related to leases signed in 2005.

Parking and Other Income. Total office portfolio parking and other income for our predecessor increased by $8.6 million, or 30.9%, to $36.4 million for 2005 compared to $27.8 million for 2004 primarily due to gains in occupancy.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily portfolio revenue for our predecessor increased by $11.4 million, or 33.8%, to $45.2 million for 2005 compared to $33.8 million for 2004, primarily due to the acquisition of Moanalua Hillside Apartments in January 2005.

Rent. Total multifamily portfolio rent for our predecessor increased by $11.1 million, or 34.0%, to $43.9 million for 2005 compared to $32.8 million for 2004, primarily due to the Moanalua acquisition referenced above. Multifamily rent also increased as a result of the rollover to market rents of 90 Pre-1999 Units since January 1, 2004, as well as increases in rents charged to other tenants.

Parking and Other Income. Total multifamily portfolio parking and other income for our predecessor increased by $0.3 million, or 27.2%, to $1.3 million for 2005 compared to $1.0 million for 2004, primarily due to the Moanalua acquisition referenced above.

Operating Expenses

Office Rental Expenses. Total portfolio office rental expense for our predecessor increased by $16.5 million, or 15.9%, to $119.9 million for 2005 compared to $103.4 million for 2004, primarily due to gains in occupancy at our repositioning and acquisition properties.

Multifamily Rental Expenses. Total multifamily portfolio rental expense for our predecessor increased by $2.1 million, or 16.1%, to $15.3 million for 2005 compared to $13.2 million for 2004, primarily due to the acquisition of Moanalua Hillside Apartments partially offset by a decrease at other properties primarily due to a $1.1 million litigation settlement recorded in 2004.

General and Administrative. General and administrative expenses for our predecessor increased $0.9 million, or 14.4%, to $6.5 million for 2005 compared to $5.6 million for 2004. The increase was primarily due to increases in personnel costs related to annual merit increases.

Depreciation and Amortization. Depreciation and amortization expense for our predecessor increased $21.9 million, or 23.9%, to $113.2 million for 2005 compared to $91.3 million for 2004. The increase was due to the acquisition of three office properties in late 2004 and the acquisition of one office property and one multifamily property in early 2005.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. Net gain on investments in interest rate contracts for our predecessor increased $44.1 million, or 117.0%, to $81.7 million for 2005 compared to $37.6 million for 2004. The increase was primarily due to increases in the value of interest rate swap contracts caused by increases in interest rates and an increase in the notional amount of interest rate swaps outstanding from $1.51 billion as of December 31, 2004 to $2.12 billion as of December 31, 2005 as part of our August 2005 and December 2004 refinancings.

Interest and Other Income. Interest and other income for our predecessor increased $0.8 million, or 54.8%, to $2.3 million for 2005 compared to $1.5 million for 2004. The increase was primarily due to an increase in average cash balances and higher short-term interest rates during 2005 as compared to 2004.

Interest Expense. Interest expense for our predecessor increased $20.6 million, or 21.6%, to $115.7 million for 2005 compared to $95.1 million for 2004. The increase was partially due to $9.8 million in accelerated loan fee amortization from the write-off of deferred loan costs as part of the August 2005 refinancing and $12.4 million from the acquisition of three office properties in late 2004 and one office and one multifamily property in January 2005 offset by $2.9 million in defeasance and prepayment penalties incurred in 2004, but not in 2005.

Deficit Distributions to Minority Partners, Net. Deficit distributions to minority partners, net for our predecessor decreased to $28.2 million for 2005 compared to $57.9 million for 2004. The decrease was due to net income exceeding distributions to the limited partners in three of the institutional funds, resulting in the reversal of a portion of the deficit distribution expense incurred in prior periods.

Minority Interests. Minority interest for our predecessor increased $46.0 million, or 92.5%, to $95.6 million for 2005 compared to $49.6 million for 2004. The increase was primarily due to an increase in income from continuing operations before minority interest, excluding deficit distributions and increased capital contributions from minority investors.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

Our total indebtedness as of December 31, 2006 was $2.76 billion, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor. The increase in our total indebtedness resulted largely from the increase of our existing $1.76 billion term loan financing by $545.0 million at the time of our IPO as part of our formation transactions. This term loan matures on September 1, 2012, subject to the absence of defaults and the payment of a fee on the fifth and sixth anniversary of August 25, 2005, and bears interest at a rate per annum equal to LIBOR plus 85 basis points. In addition, we also entered into a $250.0 million senior secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC with an accordion feature that allows us to increase availability to $500.0 million under specified circumstances. This revolving credit facility has a three-year term with two one-year extensions and an effective rate of LIBOR plus 0.70% if the outstanding amount is $175.0 million or less and LIBOR plus 0.80% if the amount outstanding is greater than $175.0 million. We drew down $35.0 million under our revolving credit facility at the closing of our IPO, of which $25.0 million was repaid prior to December 31, 2006. We intend to use our revolving credit facility for general corporate purposes, including to fund acquisitions, redevelopment and repositioning opportunities, to provide funds for tenant improvements and capital expenditures, and to provide working capital.

We have historically financed our operations, acquisitions and development through the use of short-term acquisition lines of credit and replaced those lines with long-term secured floating rate mortgage debt. To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.

At December 31, 2006, all of our debt was fixed at an effective rate of 5.09% with the exception of amounts drawn on our revolving credit facility.

Accordingly, on December 31, 2006, our indebtedness was as follows:

Type of Debt	Principal Balance	Fixed/Floating Rate	Hedged Annual Interest Rate(1)	Maturity Date	Swap Maturity Date
Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)(3)	$2,300,000	LIBOR + 0.85%	5.13%	09/01/12	08/01/10-
					08/01/12
Fannie Mae Loan(4)	153,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	140,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	75,000	DMBS + 0.76%	4.86	02/01/15	08/01/11
Fannie Mae Loan(4)	82,000	LIBOR + 0.62%	5.62	02/01/16	03/01/12

Subtotal	2,750,000

Variable Rate:
Senior Secured Revolving Credit Facility(5)	10,000	LIBOR + 0.70%	6.02%	10/30/09	N/A

Subtotal	2,760,000
Unamortized Loan Premium(6)	29,702

Total	$2,789,702

(1)	Includes the effect of interest rate contracts, where applicable, and a LIBOR rate of 5.32% as of December 31, 2006. Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line.
(2)	Secured by the following properties and combined in seven separate cross collateralized pools: Studio Plaza, Gateway Los Angeles, Bundy/Olympic, Brentwood Executive Plaza, Palisades Promenade, 12400 Wilshire, First Federal Square, 11777 San Vicente, Landmark II, Sherman Oaks Galleria, Second Street Plaza, Olympic Center, MB Plaza, Valley Office Plaza, Coral Plaza, Westside Towers, Valley Executive Tower, Encino Terrace, Westwood Place, Century Park Plaza, Lincoln/Wilshire, 100 Wilshire, Encino Gateway, Encino Plaza, 1901 Avenue of the Stars, Columbus Center, Warner Center Towers, Beverly Hills Medical Center, Harbor Court, Bishop Place, Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical, San Vicente Plaza, and Owensmouth. Requires monthly payments of interest only, with outstanding principal due upon maturity.

(3)	Includes $1.11 billion swapped to 4.89% until August 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; $322.5 million swapped to 5.02% until August 1, 2012; and $545.0 million swapped to 5.75% until December 1, 2010.
(4)	Secured by the following properties and combined in four separate cross collateralized pools: Barrington Plaza, Pacific Plaza, 555 Barrington, The Shores, Moanalua Hillside Apartments and Villas at Royal Kunia. Fannie Mae Discount Mortgage-Backed Security (DMBS). The Fannie Mae DMBS generally tracks 90-day LIBOR.
(5)	Loan is secured by nine properties and has two one-year extension options available.
(6)	Represents mark-to-market adjustment on variable rate debt associated with office properties, net of amortization.

At December 31, 2006, our total borrowings under secured loans represented 38.6% of our total market capitalization of $7.1 billion. Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at December 29, 2006 on the New York Stock Exchange of $26.59 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility. We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

Commitments

The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2006:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations	$2,789,702	$4,475	$19,768	$303,971	$2,461,488
Minimum lease payments	142,362	3,364	6,834	6,982	125,182
Purchase commitments related to capital expenditures associated with tenant improvements and repositioning and other purchase obligations	5,488	5,488	—	—	—

Total	$2,937,552	$13,327	$26,602	$310,953	$2,586,670

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short-term and the long-term.

We intend to pay an annual dividend of $0.70 per share. We declared a $0.12 per share dividend on December 7, 2006, which represents the prorated portion of our $0.70 annual dividend for the period from October 31, 2006 to December 31, 2006.

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any off balance sheet financing arrangements.

Cash Flows

Cash and cash equivalents were $4.5 million and $108.3 million, respectively, at December 31, 2006 and 2005.

Net cash provided by operating activities increased $18.8 million to $146.6 million for 2006 compared to $127.8 million for 2005. The increase was primarily due to a $19.1 million increase in operating assets and liabilities reflecting the acquisition in our formation transactions of four office properties, three multifamily properties and the fee interest in one parcel of land that is leased to a third party and the acquisition of one multifamily property in March 2006 and improved operations at our predecessor’s portfolio of office and multifamily properties.

Net cash used in investing activities increased $1.87 billion to $2.10 billion for 2006 compared to $231.2 million for 2005. The increase was due to the use of proceeds generated by our IPO and IPO-related financing transaction to acquire the non-predecessor properties and to liquidate the owners of our predecessor who elected to receive cash in the formation transactions.

Net cash provided by financing activities increased $1.75 billion to $1.85 billion for 2006 compared to $103.8 million for 2005. The increase related to the proceeds from our formation transactions in October 2006 including $1.5 billion in net proceeds from our IPO and the $545.0 million additional borrowing under our term loan, partially offset by debt repayments.

Ite m 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. In conjunction with our IPO, we entered into two new series of interest rate swap and interest rate cap contracts. The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for cash flow hedge accounting under FAS 133. We only enter into contracts with major financial institutions based on their credit rating and other factors.

As of December 31, 2006, approximately 99.6% (or $2.75 billion) of our total outstanding debt of $2.76 billion, excluding loan premiums, was subject to fixed interest rates, and $10 million was not fixed or fixed through swap agreements. Based on the level of variable rate debt outstanding at December 31, 2006, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $50,000.

Item 8.	Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the period covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2006, we made many changes to our accounting and finance environment in order to meet our new obligations as a public company. Although we had been preparing audited financial statements for many years, they did not need to comply with all of the requirements imposed on public companies. For example, our predecessor historically prepared financial statements for its funds on a “fair value” basis, which differs from the “historical cost” basis on which we now report. These changes and our new obligations as a public company required an expansion of our finance and accounting staff as well as changes in our disclosure controls and procedures during 2006.

We anticipate continuing to make further changes to our accounting and finance environment during 2007. We anticipate completing the expansion of our accounting and finance staff. In particular, we were not required to comply with Section 404 of the Sarbanes Oxley Act of 2002 with respect to 2006, but will have to do so by the end of 2007. This will require us to document our internal controls over financial reporting. We also intend to take steps to make our internal controls and procedures more efficient through system improvements and automation. For example, because our current accounting software was better adapted to our predecessor’s needs, we intend to upgrade to a new accounting software package which is more commonly used by public REITs. As a result, during 2007 we will continue to make refinements to our disclosure controls and procedures as well as our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

We have a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter. We have posted the text of the code on our website at www.douglasemmett.com. We will post any material amendments or waivers to the code on our website. We will provide a copy of our code free of charge to any person upon request by writing to us at the following address: Douglas Emmett, Inc., 808 Wilshire Blvd., Santa Monica, California 90401, Attn: Corporate Secretary.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule

Page No.
Index to Financial Statements.
1.	The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statement of Operations for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006, the years ended December 31, 2005 and 2004

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006, the years ended December 31, 2005 and 2004

F-4

Consolidated Statement of Cash Flows for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006, the years ended December 31, 2005 and 2004

F-6

	Notes to Consolidated Financial Statements	F-7

(b) Exhibits.

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.(6)

3.2	Amended and Restated Bylaws of Douglas Emmett, Inc.(6)

3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(2)

4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(4)

10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.(4)

10.2	Amended and Restated Discount MBS Multifamily Note for $117,600,000 between Fannie Mae and Barrington Pacific, LLC, dated December 22, 2004. (2)

10.3	Amended and Restated Discount MBS Multifamily Note for $35,400,000 between Fannie Mae and Barrington Pacific, LLC, dated December 22, 2004. (2)

10.4	Amended and Restated Discount MBS Multifamily Note for $35,900,000 between Fannie Mae and Douglas Emmett Realty Fund 1998 (assumed by Shores Barrington LLC), dated December 22, 2004.(2)

10.5	Amended and Restated Discount MBS Multifamily Note for $104,100,000 between Fannie Mae and Douglas Emmett Realty Fund 1998 (assumed by Shores Barrington LLC), dated December 22, 2004.(2)

10.6	Discount MBS Multifamily Note for $75,000,000 between Fannie Mae and DEG Residential, LLC, dated January 14, 2005.(2)

10.7	Form of Registration Rights Agreement among Douglas Emmett, Inc. and the persons named therein.(1)

10.8	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers.(3)

10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan.(3)+

10.10	Form of Stock Option Agreement.(3)

10.11	Form of Employment Agreement between Douglas Emmett, Inc. and Jordan Kaplan(4)+

10.12	Form of Employment Agreement between Douglas Emmett, Inc. and Kenneth Panzer.(4)+

10.13	Form of Employment Agreement between Douglas Emmett, Inc. and William Kamer.(4)+

10.14	Representation, Warranty and Indemnity Agreement among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Dan A. Emmett, Christopher Anderson, Jordan Kaplan and Kenneth Panzer, dated as of June 15, 2006.(1)

10.15	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF Acquisition, LLC and Douglas Emmett Realty Fund, dated as of June 15, 2006.(1)

10.16	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF No. 2 Acquisition, LLC and Douglas Emmett Realty Fund No. 2, dated as of June 15, 2006.(1)

10.17	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1995 Acquisition, LLC and Douglas Emmett Realty Fund 1995, dated as of June 15, 2006.(1)

10.18	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1996 Acquisition, LLC and Douglas Emmett Realty Fund 1996, dated as of June 15, 2006.(1)

10.19	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1997 Acquisition, LLC and Douglas Emmett Realty Fund 1997, dated as of June 15, 2006.(1)

10.20	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1998 Acquisition, LLC and Douglas Emmett Realty Fund 1998, dated as of June 15, 2006.(1)

10.21	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 2000 Acquisition, LLC and Douglas Emmett Realty Fund 2000, dated as of June 15, 2006.(1)

10.22	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 2002 Acquisition, LLC and Douglas Emmett Realty Fund 2002, dated as of June 15, 2006.(1)

10.23	Agreement and Plan of Merger among Douglas Emmett, Inc., DERF 2005 Acquisition, LLC, Douglas Emmett 2005 REIT, Inc. and Douglas Emmett Realty Fund 2005, dated as of June 15, 2006.(1)

10.24	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund Acquisition, LLC and The Opportunity Fund, dated as of June 15, 2006.(1)

10.25	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund 1995 Acquisition, LLC and The Opportunity Fund 1995, dated as of June 15, 2006.(1)

10.26	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund 1996 Acquisition, LLC and The Opportunity Fund 1996, dated as of June 15, 2006.(1)

10.27	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Barry Acquisition, LLC and Barry Properties, Ltd., dated as of June 15, 2006.(1)

10.28	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Kiowa Acquisition, LLC and Kiowa Properties, Ltd., dated as of June 15, 2006.(1)

10.29	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Barrington/Kiowa Acquisition, LLC and Barrington/Kiowa Properties, dated as of June 15, 2006.(1)

10.30	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, BSVM Acquisition, LLC and Brentwood-San Vicente Medical, Ltd., dated as of June 15, 2006.(1)

10.31	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Brentwood Court Acquisition, LLC and Brentwood Court, dated as of June 15, 2006.(1)

10.32	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Brentwood Plaza Acquisition, LLC and Brentwood Plaza, dated as of June 15, 2006.(1)

10.33	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, San Vicente Plaza Acquisition, LLC and San Vicente Plaza, dated as of June 15, 2006.(1)

10.34	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Owensmouth Acquisition, LLC and Owensmouth/Warner, LLC, dated as of June 15, 2006.(1)

10.35	Agreement and Plan of Merger among Douglas Emmett, Inc., DECO Acquisition, LLC, DERA Acquisition, LLC, Douglas, Emmett and Company and Douglas Emmett Realty Advisors, Inc., dated as of June 15, 2006.(1)

10.36	P.L.E. OP Contribution Agreement among Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors, Inc. and the stockholders of P.L.E. Builders, Inc., dated as of June 15, 2006.(1)

10.37	REIT Contribution Agreement among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors, Inc., Aberdeen Properties, Coral Realty, EA Realty, New September, LLC and the contributors signatory thereto, dated as of June 15, 2006.(1)

10.38	HBRCT OP Contribution Agreement among Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors and HBRCT LLC, dated as of June 15, 2006.(1)

10.39	Asset Contribution Agreement among Douglas Emmett, Inc., DERA Acquisition, LLC, DECO Acquisition, LLC, DERF 2005 Acquisition, LLC and Douglas Emmett Properties, LP, dated as of June 15, 2006.(1)

10.40	Employment Agreement between Douglas Emmett, Inc. and Andres Gavinet.(4)+

10.41	Form of LTIP Unit Award Agreement.(4)+

10.42	$170,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1993, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.43	$260,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1995, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.44	$215,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1996, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.45	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.46	$150,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1998, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.47	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2000, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.48	$110,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc.(3)

10.49	Joinder and Supplement Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, and DEG, LLC, made with reference to the Loan Agreement dated as of August 25, 2005 by and among Douglas Emmett 2002, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (3)

10.50	Form of LTIP Unit Designation.(4)

10.51	Form of Credit Agreement among Douglas Emmett 2006, LLC, Bank of America, N.A., Banc of America Securities, LLC, Bank of Montreal, Bayerische Landesbank, Wachovia Bank, N.A. and the other lenders party thereto.(4)

10.52	Form of Modification Agreement among Douglas Emmett 1993, LLC, Brentwood Plaza, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.53	Form of Modification Agreement among Douglas Emmett 1995, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.54	Form of Modification Agreement among Douglas Emmett 1996, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.55	Form of Modification Agreement among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.56	Form of Modification Agreement among Douglas Emmett 1998, LLC, Brentwood Court, Brentwood-San Vicente Medical, Ltd., the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.57	Form of Modification Agreement among Douglas Emmett 2000, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.58	Form of Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza, Owensmouth/Warner, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.59	Form of Joinder and Supplement Agreement among Douglas Emmett 1993, LLC and Brentwood Plaza made with reference to the Modification Agreement among Douglas Emmett 1993, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.60	Form of Joinder and Supplement Agreement among Douglas Emmett 1998, LLC, Brentwood Court and Brentwood-San Vicente Medical, Ltd. made with reference to the Modification Agreement among Douglas Emmett 1998, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

10.61	Form of Joinder and Supplement Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza and Owensmouth/Warner, LLC made with reference to the Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto and Eurohypo AG, New York Branch.(4)

21.1	List of Subsidiaries of the Registrant.(4)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

+	Denotes management contract or compensatory plan, contract or arrangement

(1)	Previously filed with the Form S-11 filed by the Registrant on June 16, 2006 and incorporated herein by this reference.

(2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on August 4, 2006 and incorporated herein by this reference.

(3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on September 20, 2006 and incorporated herein by this reference.

(4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on October 3, 2006 and incorporated herein by this reference.

(5)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-K or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(6)	Previously filed with Amendment No. 6 to the Form S-11 filed by the Registrant on October 19, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

By:	/S/ JORDAN L. KAPLAN
Name: Jordan L. Kaplan Title: President and Chief Executive Officer

Dated: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/S/ JORDAN L. KAPLAN Jordan L. Kaplan	President and Chief Executive Officer (Principal Executive Officer)

/S/ WILLIAM KAMER William Kamer	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DAN A. EMMETT Dan A. Emmett	Chairman of the Board

/S/ KENNETH M. PANZER Kenneth M. Panzer	Chief Operating Officer and Director

/S/ LESLIE E. BIDER Leslie E. Bider	Director

/S/ VICTOR J. COLEMAN Victor J. Coleman	Director

/S/ GHEBRE SELASSIE MEHRETEAB Ghebre Selassie Mehreteab	Director

/S/ THOMAS E. O’HERN Thomas E. O’Hern	Director

Dr. Andrea L. Rich	Director

/S/ WILLIAM WILSON III William Wilson III	Director

Each of the above signatures is affixed as of March 29, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheet of Douglas Emmett, Inc. (the “Company”) as of December 31, 2006, and the consolidated balance sheet of Douglas Emmett Realty Advisors, Inc. and subsidiaries (the “predecessor”), as defined in Note 1, as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from January 1, 2006 through October 30, 2006 (representing the predecessor), and for the period from October 31, 2006 through December 31, 2006 (representing the Company), and for the years ended December 31, 2005, and December 31, 2004 (representing the predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s or its predecessor’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or its predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2006 and the consolidated financial position of Douglas Emmett Realty Advisors, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the period from January 1, 2006 through October 30, 2006 (representing the predecessor), and for the period from October 31, 2006 through December 31, 2006 (representing the Company), and for the years ended December 31, 2005 and December 31, 2004 (representing the predecessor), in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 19, 2007

Douglas Emmett, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	Douglas Emmett, Inc.	The Predecessor
	December 31,
	2006	2005
Assets
Investment in real estate
Land	$813,599	$444,894
Buildings and improvements	4,863,955	2,324,536
Tenant improvements and leasing costs	411,063	359,312

	6,088,617	3,128,742
Less: accumulated depreciation	(32,521)	(506,258)

Net investment in real estate	6,056,096	2,622,484
Cash and cash equivalents	4,536	108,282
Tenant receivables	4,160	3,658
Deferred rent receivables	3,587	62,145
Interest rate contracts	76,915	71,992
Acquired lease intangible assets, net	34,137	5,562
Other assets	20,687	30,524

Total assets	$6,200,118	$2,904,647

Liabilities
Secured notes payable, including loan premium	$2,789,702	$2,223,500
Accounts payable and accrued expenses	51,736	31,881
Security deposits	28,670	25,670
Acquired lease intangible liabilities, net	263,649	26,867
Interest rate contracts	6,278	6,004
Dividends payable	13,801	—

Total liabilities	3,153,836	2,313,922
Preferred minority interests in consolidated real estate partnerships	—	184,000
Minority interests in consolidated real estate partnerships	—	504,516
Minority interests in operating partnership	934,509	—

Stockholders’ Equity (Deficit)
Common stock, $.01 par value 750,000,000 and 10,000 shares authorized, 115,005,860 and 65 outstanding at December 31, 2006 and 2005, respectively	1,150	—
Additional paid-in capital	2,144,600	—
Accumulated other comprehensive income	415	—
Accumulated deficit	(34,392)	(97,791)

Total stockholders’ equity (deficit)	2,111,773	(97,791)

Total liabilities and stockholders’ equity (deficit)	$6,200,118	$2,904,647

See notes to consolidated financial statements.

Douglas Emmett, Inc.

Consolidated Statements of Operations

(in thousands)

	Douglas Emmett, Inc.	The Predecessor
	For the Period from October 31, 2006 through December 31, 2006	For the Period from January 1, 2006 through October 30, 2006	Year ended December 31,
			2005	2004
Revenues
Office rental
Rental revenues	$62,384	$252,694	$297,551	$249,402
Tenant recoveries	5,436	15,206	14,632	9,439
Parking and other income	7,886	33,039	36,383	27,797

Total office revenues	75,706	300,939	348,566	286,638
Multifamily rental
Rental revenues	10,954	44,241	43,942	32,787
Parking and other income	335	1,488	1,280	1,006

Total multifamily revenues	11,289	45,729	45,222	33,793

Total revenues	86,995	346,668	393,788	320,431

Operating Expenses
Office rental	24,515	104,524	119,879	103,407
Multifamily rental	3,175	15,041	15,347	13,219
General and administrative expenses	30,201	17,863	6,457	5,646
Depreciation and amortization	32,521	95,456	113,170	91,306

Total operating expenses	90,412	232,884	254,853	213,578

Operating (loss) income	(3,417)	113,784	138,935	106,853
Gain on investments in interest contracts, net	—	6,795	81,666	37,629
Interest and other income	87	4,515	2,264	1,463
Interest expense	(26,213)	(95,938)	(115,674)	(95,125)
Deficit distributions to minority partners, net	—	(10,642)	(28,150)	(57,942)

(Loss) income from continuing operations before minority interest	(29,543)	18,514	79,041	(7,122)
Minority Interests
Minority interest	8,952	(18,673)	(79,756)	(47,144)
Preferred minority investor	—	(16,203)	(15,805)	(2,499)

Loss from continuing operations	(20,591)	(16,362)	(16,520)	(56,765)
Income from discontinued operations, net of minority interest	—	—	—	174

Net loss	$(20,591)	$(16,362)	$(16,520)	$(56,591)

Loss per share from continuing operations — basic and diluted	$(0.18)	$(251,723)	$(254,154)	$(873,308)

Loss per share — basic and diluted	$(0.18)	$(251,723)	$(254,154)	$(870,631)

See notes to consolidated financial statements.

Douglas Emmett, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Douglas Emmett, Inc.	The Predecessor
	For the period from October 31, 2006 through December 31, 2006	For the period from January 1, 2006 through October 30, 2006	Year ended December 31,
			2005	2004
Shares of Common Stock
Balance at beginning of period	65	65	65	65
Exchange of predecessor common stock for common stock of the company	(65)	—	—	—
Issuance of common stock	115,005,860	—	—	—

Balance at end of period	115,005,860	65	65	65

Common Stock
Balance at beginning of period	$—	$—	$—	$—
Issuance of common stock	1,150	—	—	—

Balance at end of period	$1,150	$—	$—	$—

Additional Paid-in Capital
Balance at beginning of period	$60,000	$—	$—	$5,615
Reclassify predecessor deficit to additional paid-in capital	(129,086)	—	—	—
Contributions	—	60,000	—	2,000
Distributions	—	—	—	(7,615)
Issuance of common stock	2,202,040	—	—	—
Stock option vesting	11,646	—	—	—

Balance at end of period	$2,144,600	$60,000	$—	$—

Notes Receivable From Stockholders
Balance at beginning of period	$—	$—	$—	$—
Contributions	—	(60,000)	—	—
Receipt of amounts due under notes receivable from stockholders	—	60,000	—	—

Balance at end of period	$—	$—	$—	$—

Accumulated Other Comprehensive Income
Balance at beginning of period	$—	$—	$—	$—
Cash flow hedge adjustment	415	—	—	—

Balance at end of period	$415	$—	$—	$—

Accumulated Deficit
Balance at beginning of period	$(129,086)	$(97,791)	$(63,614)	$10,872
Reclassify predecessor deficit to additional paid-in capital	129,086	—	—	—
Net loss	(20,591)	(16,362)	(16,520)	(56,591)
Distributions	—	(14,933)	(17,657)	(17,895)
Dividends	(13,801)	—	—	—

Balance at end of period	$(34,392)	$(129,086)	$(97,791)	$(63,614)

See notes to consolidated financial statements.

Douglas Emmett, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(in thousands, except share amounts)

	Douglas Emmett, Inc.	The Predecessor
	For the period from October 31, 2006 through December 31, 2006	For the period from January 1, 2006 through October 30, 2006	Year ended December 31,
			2005	2004
Total Stockholders’ Equity (Deficit)
Balance at beginning of period	$(69,086)	$(97,791)	$(63,614)	$16,487
Net loss	(20,591)	(16,362)	(16,520)	(56,591)
Cash flow hedge adjustment	415	—	—	—

Comprehensive income	(20,176)	(16,362)	(16,520)	(56,591)
Issuance of common stock	2,203,190	—	—	—
Contributions	—	60,000	—	2,000
Distributions	—	(14,933)	(17,657)	(25,510)
Dividends	(13,801)	—	—	—
Stock compensation	11,646	—	—	—

Balance at end of period	$2,111,773	$(69,086)	$(97,791)	$(63,614)

See notes to consolidated financial statements.

Douglas Emmett, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Douglas Emmett, Inc.	The Predecessor
	For the Period from October 31, 2006 through December 31, 2006	For the Period from January 1, 2006 through October 30, 2006	Year Ended December 31,
			2005	2004
Operating Activities
Net loss	$(20,591)	$(16,362)	$(16,520)	$(56,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships including discontinued operations	(8,952)	34,876	95,561	66,827
Deficit distributions to minority partners	—	10,642	28,150	57,942
Depreciation and amortization, including discontinued operations	32,521	95,456	113,170	91,588
Net accretion of above and below market leases	(6,871)	(1,561)	(1,690)	(266)
Net gain on asset dispositions	—	—	—	(16,656)
Amortization of loan costs	168	2,318	10,482	5,668
Loss (gain) on interest rate swap contracts	2,561	(6,795)	(81,666)	(37,629)
Non-cash amortization of stock-based compensation	26,600	—	—	—
Change in working capital components:
Tenant receivables	—	1,065	(1,278)	(933)
Deferred rent receivables	(3,587)	(6,489)	(15,897)	(14,044)
Accounts payable, accrued expenses and security deposits	19,509	22,227	434	(7,074)
Other	(20,363)	(9,752)	(2,935)	3,935

Net cash provided by operating activities	20,995	125,625	127,811	92,767

Investing Activities
Capital expenditures, property acquisitions and purchases of predecessor owners’ interests in real estate	(1,935,476)	(165,970)	(231,157)	(262,641)
Proceeds from sale of properties	—	—	—	39,067

Net cash used in investing activities	(1,935,476)	(165,970)	(231,157)	(223,574)

Financing Activities
Proceeds from borrowings	596,000	82,000	1,865,000	534,455
Deferred loan costs	(4,524)	(1,253)	(14,476)	(4,467)
Repayment of borrowings	(141,500)	—	(1,724,655)	(289,200)
Proceeds from affiliated borrowing	—	—	23,500	—
Repayments of affiliated borrowing	—	—	(23,500)	—
Proceeds from interest rate swap contract termination	—	—	10,982	—
Payment on interest rate swap contract termination	—	—	(1,281)	(7,692)
Contributions by minority interests	—	33,264	142,518	231,427
Distributions to minority interests	—	(67,292)	(156,663)	(273,196)
Redemption of preferred minority interests	(188,128)	—
Contributions by stockholders	—	60,000	—	2,000
Distributions to stockholders	—	(14,933)	(17,657)	(25,510)
Issuance of common stock, net	1,497,446	—	—	—

Net cash provided by financing activities	1,759,294	91,786	103,768	167,817

(Decrease) increase in cash and cash equivalents	(155,187)	51,441	422	37,010
Cash and cash equivalents at beginning of period	159,723	108,282	107,860	70,850

Cash and cash equivalents at end of period	$4,536	$159,723	$108,282	$107,860

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$23,849	$97,928	$110,651	$89,906

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

1.    Organization and Description of Business

Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005, which did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities in October 2006. Accordingly, we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful for the periods covered by these financial statements prior to that acquisition.

We acquired our predecessor and certain other entities simultaneously with the closing of our IPO on October 30, 2006. In these transactions:

•	We issued a total of 75,900,000 shares of our common stock in exchange for net proceeds of approximately $1.52 billion in cash, excluding transaction costs.

•

In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.

•

We increased the amount of our existing $1.76 billion term loan financing by $545.0 million and entered into a $250.0 million senior secured revolving credit facility, with an accordion feature to increase the availability to $500.0 million under specified circumstances.

Because these transactions did not occur until October 30, 2006, the historical financial results in these financial statements for periods prior to and including that date relate to our accounting predecessor. Our predecessor includes Douglas Emmett Realty Advisors, Inc. (DERA or the predecessor) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds”. For the periods presented prior to our IPO, DERA was the general partner, and had responsibility for the asset management of the institutional funds.

Our predecessor does not include certain other entities we acquired at the time of our IPO, including Douglas, Emmett and Company (DECO), P.L.E. Builders, Inc., subsequently renamed Douglas Emmett Builders (DEB), and seven California limited partnerships and one California limited liability company, which we refer to collectively as the “single-asset entities.” DECO provided property management and leasing services to all of the properties acquired in the formation transactions, and DEB provided construction services in connection with improvements to tenant suites and common areas in the properties. Each single-asset entity owned, directly or indirectly, one multifamily or office property (or, in one case, a fee interest in land subject to a ground lease).

After the completion of our IPO and the related formation transactions, we are a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties and own a portfolio of 46 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in three parcels of land subject to ground leases. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

The terms “us”, “we”, “our”, and the Company as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries (including our operating partnership) subsequent to our IPO on October 30, 2006 and our predecessor prior to that date.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

2.    Summary of Significant Accounting Policies

Basis of Presentation

In March 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF 04-5 clarifies certain aspects of Statement of Positions 78-9, Accounting for Investments in Real Estate Ventures, and provides guidance on determining whether a sole general partner in a limited partnership should consolidate its investment in a limited partnership. DERA was the sole general partner of the institutional funds and the limited partners of the institutional funds did not have substantive “kick-out” or participation rights as defined by EITF 04-5. DERA early adopted the guidance of EITF 04-5 and consolidated the institutional funds retrospectively.

As of December 31, 2006 and for the period from October 31, 2006 through December 31, 2006, the financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership. The financial statements presented for periods prior to October 31, 2006 are the consolidated financial statements of our predecessor, which include the accounts of DERA and the institutional funds. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate two business segments: the acquisition, redevelopment, ownership and management of office real estate and the acquisition, redevelopment, ownership and management of multifamily real estate.

The products for our office segment include primarily rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

Investment in Real Estate

Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases,

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

acquired above- and below-market tenant leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an “as-if-vacant” basis. The “as-if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates includes the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally six months.

Above-market and below-market in-place lease intangibles are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease.

Acquired lease intangibles consist of the following at:

	As of December 31,
	2006	2005
Above-market tenant leases	$32,770	$11,018
Accumulated amortization	(1,817)	(5,456)
Below-market ground leases	3,198	—
Accumulated amortization	(14)	—

Acquired lease intangible assets, net	$34,137	$5,562

Below-market tenant leases	$256,151	$14,748
Accumulated accretion	(8,353)	(5,155)
Above-market ground leases	16,200	18,977
Accumulated accretion	(349)	(1,703)

Acquired lease intangible liabilities, net	$263,649	$26,867

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income in the amount of $6,536 for the period of October 31, 2006 to December 31, 2006; $1,009 for the period of January 1, 2006 to October 30, 2006; $1,690 for the year ended December 31, 2005; and $266 for the year ended December 31, 2004. The weighted-average amortization period for our above and below market tenant leases was approximately 4 years as of December 31, 2006.

The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense in the amount of $335 for the period of October 31, 2006 to December 31, 2006; $552 for the period of January 1, 2006 to October 30, 2006; $1,146 for the year ended December 31, 2005; and $556 for the year ended December 31, 2004.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

Following is the estimated net accretion at December 31, 2006 for the next five years:

Year
2007	$39,627
2008	33,865
2009	28,574
2010	24,679
2011	20,695
Thereafter	82,072

Total	$229,512

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments and costs incurred in the execution of leases are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations for the period.

The values allocated to land, buildings, site improvements, tenant improvements, leasing costs and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, and the respective lease term for tenant improvements, leasing costs and in-place leases. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Impairment of Long-Lived Assets

We account for properties held for disposition or properties that are sold during the period in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). An asset is classified as an asset held for disposition when it meets the requirements of FAS 144, which include, among other criteria, the approval of the sale of the asset, the asset has been marketed for sale and we expect that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented.

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the years ended December 31, 2006 and 2005.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue and Gain Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 of the Securities and Exchange Commission, Revenue Recognition (SAB 104), as amended. SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenues in the period the applicable costs are incurred. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses. The deferred revenue is amortized as additional rental revenue over the life of the related lease.

Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Total lease termination revenue was recorded in the amount of $38 for the period of October 31, 2006 to December 31, 2006; $365 for the period of January 1, 2006 to October 30, 2006; $1,291 for the year ended December 31, 2005; and $2,619 for the year ended December 31, 2004.

We recognize gains on sales of real estate pursuant to the provisions of FAS No. 66, Accounting for Sales of Real Estate (FAS 66). The specific timing of a sale is measured against various criteria in FAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Monitoring of Rents and Other Receivables

We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. As of December 31, 2006 and 2005, we had an allowance for doubtful accounts of $934 and $72, respectively.

We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. As of December 31, 2006 and 2005, we had a total of approximately $17,074 and $13,670, respectively, of total lease security available on existing letters of credit; and $28,670 and $25,670 of security available in security deposits.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

Deferred Loan Costs

Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2006 and 2005. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

Interest Rate Agreements

We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments were used.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. See note 9 for the accounting for our and our predecessor’s interest rate hedges.

Offering Costs

Underwriting discount and commissions and other offering costs are reflected as a reduction in additional paid–in capital.

Stock-Based Compensation

We account for stock-based compensation, including stock options and long-term incentive units granted in connection with our IPO, using the fair value method of accounting under FAS No. 123R (revised 2004), Share-Based Payment. The estimated fair value of the stock options and the long-term incentive units is being amortized over their respective vesting periods.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

Income Taxes

As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. We believe we have met these tests during 2006 and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

DERA was an S-Corporation and the institutional funds were limited partnerships. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and S-Corporation is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision was included in the accompanying consolidated financial statements of our predecessor other than the 1.5% tax due on taxable income of S-Corporations in the State of California.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the impact of this guidance will have a material effect on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), which adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff indicated that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. The guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with early application of the guidance in Topic 1N encouraged for any interim period of the corresponding fiscal year. We believe that the adoption of this standard will not have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

fair value should be based on the assumptions that market participants would use when pricing the asset or liability. FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard will not have a material effect on our financial position and results of operations.

3.    Initial Public Offering

As described in Note 1 “Organization and Description of Business”, we acquired our predecessor and certain other entities simultaneously with the closing of our IPO on October 30, 2006. Our IPO and formation transactions are summarized as follows:

Sources of purchase price
Issuance of common shares and limited partnership units in our operating partnership	$3,131,109
Additional proceeds from modified term loan, net of debt issue cost	541,738
Proceeds from line of credit, net of debt issue cost	33,738
Cash on hand	139,867

Available proceeds	3,846,452

Repayment of secured notes payable	(100,842)
Redemption of preferred minority interests	(184,000)
Premiums and other costs	(4,128)

Repayment of secured notes payable and redemption of preferred minority interests in consolidated real estate partnerships	(288,970)

Minority interests in consolidated real estate partnerships	(510,840)

Total purchase price to allocate	$3,046,642

Purchase price allocation
Assets acquired
Land	$328,099
Buildings and improvements	2,987,874
Tenant improvements and leasing costs (including in-place lease intangibles)	9,164

Investment in real estate	3,325,137
Other indefinite-lived intangible	1,988
Cash	3,499
Tenant receivables	1,567
Other assets	347
Lease intangible assets	35,968

Assets acquired	3,368,506

Liabilities assumed
Loan premium on assumed modified term loan	(30,423)
A/P and accrued expenses	(19,090)
Acquired lease intangible liabilities	(272,351)

Liabilities assumed	(321,864)

Net assets acquired	$3,046,642

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

4.    Investment in Real Estate

In March 2006, our predecessor acquired from unrelated parties a multifamily property in Honolulu, Hawaii. The aggregate acquisition costs of this property approximated $113,730 (2006 acquisition).

In January 2005, our predecessor acquired from unrelated parties an office building in Woodland Hills, California and a multifamily property in Honolulu, Hawaii (2005 acquisition). The aggregate gross acquisition costs of these properties approximated $270,370 including the assumption of a $100,500 note payable secured by one of the properties.

The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed prior to our IPO.

	The Predecessor	The Predecessor
	2006 Acquisition	2005 Acquisitions
Land	$42,887	$45,407
Buildings and equipment	68,394	204,137
Tenant improvements and other in-place lease assets	2,982	24,661
Other assets:
Tenant receivables and other assets	579	1,767
Acquired lease intangible assets	—	2,986
Accounts payable, accrued expenses and tenant security deposits:
Other liabilities	(849)	(3,708)
Acquired lease intangible liabilities	(263)	(4,880)
Secured notes payable	—	(100,500)

Total net acquisition costs	$113,730	$169,870

5.    Other Assets

Other assets consist of the following at:

	Douglas Emmett, Inc.	The Predecessor
	December 31,
	2006	2005
Deferred loan costs, net of accumulated amortization of $168 and $969 at December 31, 2006 and 2005, respectively	$4,356	$14,617
Security deposit funds	2,827	3,043
Prepaid impounds	4,953	5,266
Prepaid expenses	3,291	7,081
Interest receivable	3,015	—
Other indefinite-lived intangible	1,988	—
Other	257	517

	$20,687	$30,524

We incurred deferred loan cost amortization expense in the amount of $168 for the period of October 31, 2006 to December 31, 2006; $2,318 for the period of January 1, 2006 to October 30, 2006; $10,482 for the year

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

ended December 31, 2005; and $5,668 for the year ended December 31, 2004. The amortization expense was inclusive of loan cost write-offs totaling $9,823 and $2,299 for the years ended December 31, 2005 and 2004, respectively. There were no loan costs written-off to expense in 2006. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

6.    Minimum Future Lease Rentals

We lease space to tenants primarily under noncancelable operating leases, which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements were $5,436 for the period of October 31, 2006 to December 31, 2006; $15,206 for the period of January 1, 2006 to October 30, 2006; $14,632 for the year ended December 31, 2005; and $9,439 for the year ended December 31, 2004.

We lease space to certain tenants under noncancelable leases which provide for percentage rents based upon tenant revenues. Percentage rental income was $133 for the period of October 31, 2006 to December 31, 2006; $913 for the period of January 1, 2006 to October 30, 2006; $933 for the year ended December 31, 2005; and $483 for the year ended December 31, 2004.

Future minimum base rentals on noncancelable operating leases at December 31, 2006, are as follows:

2007	$293,307
2008	266,979
2009	228,345
2010	188,141
2011	145,055
Thereafter	410,212

$1,532,039

The above future minimum lease payments exclude tenant reimbursements, amortization of deferred rent receivables and above- and below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

7.    Secured Notes Payable

A summary of secured notes payable is as follows:

	Douglas Emmett, Inc.	The Predecessor		Effective Annual Interest Rate(1)		Swap Maturity Date
	December 31,		Fixed/Floating Rate		Maturity Date
Type of Debt	2006	2005
Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)(3)	$2,300,000	$1,755,000	LIBOR + 0.85%	5.13%	09/01/12	08/01/10-
						08/01/12
Fannie Mae Loan(4)	153,000	153,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	140,000	140,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	75,000	75,000	DMBS + 0.76%	4.86	02/01/15	08/01/11
Fannie Mae Loan(4)	82,000	—	LIBOR + 0.62%	5.62	02/01/16	03/01/12
The Trillium	—	100,500	Fixed	4.28

Subtotal	2,750,000	2,223,500

Variable Rate:
Senior Secured Revolving Credit Facility(5)	10,000	—	LIBOR + 0.70%	6.02%	10/30/09	N/A

Subtotal	2,760,000	—
Unamortized Loan Premium(6)	29,702	—

Total	$2,789,702	$2,223,500

(1)	Includes the effect of interest rate contracts, where applicable, and a LIBOR rate of 5.32% as of December 31, 2006.
(2)	Secured by the following properties and combined in seven separate cross collateralized pools: Studio Plaza, Gateway Los Angeles, Bundy/Olympic, Brentwood Executive Plaza, Palisades Promenade, 12400 Wilshire, First Federal Square, 11777 San Vicente, Landmark II, Sherman Oaks Galleria, Second Street Plaza, Olympic Center, MB Plaza, Valley Office Plaza, Coral Plaza, Westside Towers, Valley Executive Tower, Encino Terrace, Westwood Place, Century Park Plaza, Lincoln/Wilshire, 100 Wilshire, Encino Gateway, Encino Plaza, 1901 Avenue of the Stars, Columbus Center, Warner Center Towers, Beverly Hills Medical Center, Harbor Court, Bishop Place, Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical, San Vicente Plaza, and Owensmouth. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)	Includes $1.11 billion swapped to 4.89% until August 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; $322.5 million swapped to 5.02% until August 1, 2012; and $545.0 million swapped to 5.75% until December 1, 2010.
(4)	Secured by the following properties and combined in four separate cross collateralized pools: Barrington Plaza, Pacific Plaza, 555 Barrington, The Shores, Moanalua Hillside Apartments and Villas at Royal Kunia. Fannie Mae Discount Mortgage-Backed Security (DMBS). The Fannie Mae DMBS generally tracks 90-day LIBOR.
(5)	Loan is secured by nine properties and has two one-year extension options available.
(6)	Represents mark-to-market adjustment on modified term loan.

Upon completion of our IPO and the formation transactions, our $1.76 billion term loan financing was amended to increase the term loan by $545.0 million. This term loan matures on September 1, 2012, subject to the absence of defaults and the payment of a fee on the fifth and sixth anniversary of August 25, 2005, and bears interest at a rate per annum equal to the London Interbank Offer Rate, or LIBOR, plus 85 basis points. The

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

assumed term loan was recorded at the estimated fair value based upon market rates for debt with similar terms and ratings. As of the date assumed, the fair value of this loan was approximately $1.79 billion as compared to the assumed balance of $1.76 billion. The initial premium of $30.4 million is being amortized over the remaining term of the loan using the effective interest method.

Senior Secured Revolving Credit Facility

In conjunction with our IPO and formation transactions, we entered into a $250.0 million secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, which bears interest at a rate per annum equal to LIBOR plus 70 basis points if the amount outstanding is $175.0 million or less and at LIBOR plus 80 basis points if the amount outstanding is greater than $175.0 million. Our revolving credit facility contains an accordion feature that allows us to increase the availability by $250.0 million, to $500.0 million, under specified circumstances. Our revolving credit facility bears interest at 15 basis points on the undrawn balance, and has a term of three years and two one-year extensions. The outstanding balance of the facility was $10 million at December 31, 2006, leaving $240 million available for additional borrowings.

The minimum future principal payments due on our secured notes payable at December 31, 2006, are as follows:

2007	$4,475
2008	4,742
2009	15,026
2010	5,326
2011	298,645
Thereafter	2,461,488

Total future principal	$2,789,702

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	Douglas Emmett. Inc.	The Predecessor
	December 31,
	2006	2005
Accounts payable	$32,978	$20,009
Accrued interest payable	12,701	—
Deferred revenue	6,057	11,872

	$51,736	$31,881

9.    Interest Rate Agreements

Derivative Instruments and Hedging Activities

Our predecessor had $450 million of interest caps and $450 million of sold caps. These derivatives were not designated as hedges under FAS 133. The changes in fair value of these caps have been recognized in earnings for all periods presented.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

At the time of our IPO, our predecessor had $2.21 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.09% and 5.00%. Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%. The receive-fixed swaps are intended to partially off-set the future cash flows and future change in fair value of the existing pay-fixed swaps. The existing derivatives and the new derivatives were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods. Since our IPO, the decrease in the fair value of these derivatives not designated as hedges of $2.56 million has been included in interest expense in 2006.

Concurrent with the completion of our IPO, we also executed interest rate swaps with a notional amount of $2.75 billion to protect against interest rate fluctuations on existing and new variable-rate term loan facilities. These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.

The change in net unrealized gains and losses of $415 for derivatives designated as cash flow hedges is separately disclosed in the statement of stockholders’ equity (deficit). An immaterial amount of hedge ineffectiveness on cash flow hedges due to index mismatch was recognized in other income during 2006.

Amounts reported in accumulated other comprehensive income related to derivatives designated as hedges under FAS 133 will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt. The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $1.62 million of net unrealized gains from accumulated other comprehensive income to interest expense as a reduction in interest expense during 2006. Since our IPO, we also recorded $3.31 million of interest receipts related to derivatives not designated as hedges under FAS 133 in interest expense. For derivatives designated as cash flow hedges, during 2007, we estimate an additional $6.57 million to be reclassified from accumulated other comprehensive income to interest expense as a reduction in interest expense.

10.    Preferred Minority Interests in Consolidated Real Estate Partnerships

A preferred minority investor invested $99 million and $85 million, in 2005 and 2004, respectively, in two of our predecessor’s consolidated subsidiaries. In return, the preferred minority investor received a profit participation of 8.75% per annum on its unreturned capital contribution. The preferred investor’s contributed capital is reflected in our predecessor’s balance sheets as a component of minority interests as of December 31, 2005. The preferred minority investor’s interest was redeemed in conjunction with our IPO and formation transactions.

11.    Minority Interests in Consolidated Real Estate Partnerships

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

If the excess distributions previously absorbed by our predecessor were recovered through the future earnings of the consolidated real estate partnership, our predecessor would record income in the period of

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

recovery. Our predecessor reported this charge and any subsequent recovery in the consolidated statements of operations as deficit distributions to minority partners, net.

12.    Stockholders’ Equity and Minority Interests in Operating Partnership

Minority interests in our operating partnership relate to interests in our operating partnership that are not owned by us, which amounted to approximately 30% at December 31, 2006. After the completion of our IPO and the formation transactions, these interests are comprised of the continuing investors (including our predecessor principals and our executive officers) who elected to own units in our operating partnership. In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock. Neither we nor our operating partnership retained any proceeds from the issuance of common stock.

Continuing investors, including our predecessor principals, holding shares of our common stock or units in our operating partnership as a result of the formation transactions will have rights beginning 14 months after the completion of our IPO to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

In addition, the continuing investors have agreed with the underwriters, subject to certain exceptions, not to sell or otherwise transfer or encumber any such securities owned by them at the completion of this offering for a period of 180 days (360 days in the case of our predecessor principals and our executive officers and directors) after the completion of our IPO.

Shares and Units

A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our operating partnership. A unit may be redeemed for cash, or exchanged for shares of common stock on a one-for-one basis. We had 115,005,860 shares of common stock and 50,023,199 units outstanding as of December 31, 2006.

Dividends

On December 7, 2006, we declared a dividend to common stockholders of record as of December 29, 2006, of $0.12 per common share and based on $0.175 per share for a full quarter or $0.70 on an annual basis. This dividend was paid on January 17, 2007, and was not taxable to stockholders in 2006.

Taxability of Dividends

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

13.    Loss per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

	For the Period October 31, 2006 through December 31, 2006	For the Period January 1, 2006 through October 30, 2006	Year ended December 31,
			2005	2004
Net loss attributable to common shares	$(20,591)	$(16,362)	$(16,520)	$(56,591)
Weighted average common shares outstanding—basic	115,005,860	65	65	65
Potentially dilutive common shares(1):
Stock options	—	—	—	—

Adjusted weighted average common shares outstanding—diluted	115,005,860	65	65	65
Net loss per share from continuing operations—basic and diluted	$(0.18)	$(251,723)	$(254,154)	$(873,308)
Net loss per share from discontinued operations—basic and diluted	—	—	—	2,677

Net loss per share—basic and diluted	$(0.18)	$(251,723)	$(254,154)	$(870,631)

(1)	For the period October 31, 2006 through December 31, 2006 the potentially dilutive shares were not included in the earnings per share calculation as their effect is antidilutive.

14.    Stock-Based Compensation

2006 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of our IPO. The stock incentive plan permits us to make grants of “incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards” within the meaning of Section 422 of the Code, or any combination of the foregoing. We have initially reserved 16,500,000 shares of our common stock for the issuance of awards under our stock incentive plan. The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

Our stock incentive plan is administered by the compensation committee of our board of directors. The compensation committee may interpret the stock incentive plan and may make all determinations necessary or desirable for the administration of the stock incentive plan and has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our stock incentive plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary, and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called long-term incentive units, or “LTIP units.”. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, were valued by reference to the value of our common stock at our IPO, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

At the time of our IPO, our operating partnership issued an aggregate of 1,044,000 LTIP units to several of our key employees. 870,000 of the LTIP units were fully vested upon grant, while the remaining LTIP units will vest one quarter on each of December 31, 2007, 2008, 2009 and 2010. At the time of our IPO, we also issued options to purchase an aggregate of 5,742,221 shares of our common stock to our key employees. 5,155,556 of the options granted were fully vested upon grant, while the remaining options granted will vest as to one quarter on each of December 31, 2007, 2008, 2009 and 2010. We recognized $26.6 million of non-cash compensation expense for the period of October 31, 2006 to December 31, 2006 (the period following the award grant) related to these options and LTIP units. Compensation expense for options was recognized on a straight-line basis. Compensation expense for LTIP units was recognized using the accelerated recognition method.

Upon initial election to our board, each of our non-employee directors received an initial one-time grant of 7,500 LTIP units that will vest ratably over a three-year period. We also granted each of our non-employee directors 325 LTIP units as compensation for their services in 2006, for which compensation expense was recognized in full as of December 31, 2006.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The estimated fair value of the stock options granted at the time of our IPO was determined to be $2.25 per share. The Company calculated the fair value of the option grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made at our IPO: a dividend yield of 3.3%; expected volatility of 12.0%; expected life of 52 months; and risk-free interest rate of 4.5%.

The weighted average fair value of the LTIP units granted at our IPO were $17.55 per unit. The Company has calculated the fair value of the LTIP units granted using the market value of our common stock on the date of our IPO and a discount for post-vesting restrictions estimated by a third-party consultant. The total fair value of LTIP units vested in 2006 was $14,668. Total compensation cost related to nonvested option and LTIP awards not yet recognized was $4,687 at December 31, 2006. This expense will be recognized over a weighted-average term of 33 months.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan at December 31, 2006:

Stock Options:	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Total Intrinsic Value
			(months)
Outstanding at January 1, 2006	—	$—
Granted	5,742	21
Forfeited	—	—

Outstanding at December 31, 2006	5,742	21	118	$32,099

LTIP Units:	Number Of Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	—	$—
Granted	1,044	17.55
Vested	(870)	16.82

Outstanding at December 31, 2006	174	20.44

15.    Fair Value of Financial Instruments

FAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2006 and 2005, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. As described in Note 9, the interest rate cap and interest rate swap financial instruments are recorded on the consolidated balance sheets at their fair values.

We calculate the fair value of our mortgage and other secured loans based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.

At December 31, 2006, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately equal to the carrying value of $2,790 million. As of December 31, 2005, the estimated fair value of the secured loans was approximately $2,255 million.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

16.    Related-Party Transactions

Our predecessor paid $6,432, $5,633, and $5,988 in real estate commissions to an operating company owned by the stockholders of DERA for the period from January 1, 2006 to October 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. The commissions paid to that operating company were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheet for periods prior to our IPO. This operating company was acquired by us in the formation transactions.

Our predecessor contributed its share of discretionary profit-sharing contribution (subject to statutory limitations), totaling $192 , $192 and $180, for the period from January 1, 2006 to October 30, 2006 and for the years ended December 31, 2005 and 2004, respectively, for services rendered by employees of an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions.

Property management fees related to management services were paid to an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions. The management fees were based upon percentages of the rental cash receipts collected by the properties. The fees range from 1.75% to 4.00% of the cash receipts. Our predecessor expensed $8,166, $8,972, and $7,415 in such property management fees for the period from January 1, 2006 to October 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, our predecessor had $0, $600 and $524 in accrued and unpaid property management fees.

Our predecessor contracted with an operating company owned by the stockholders of DERA to provide building and tenant improvement work. This operating company was acquired by us in the formation transactions. For the period from January 1, 2006 to October 30, 2006 and for the years ended December 31, 2005 and 2004, amounts totaling $12,115, $16,250 and $16,086, respectively, were paid to the operating company for contracting work performed. These amounts were included in the cost basis of the buildings and in tenant improvements.

Our predecessor leased approximately 26,785 square feet of office space to two operating companies owned or controlled by the stockholders of DERA. These operating companies were acquired by us in the formation transactions. The rents from these leases totaled $655, $814 and $782 for the period from January 1, 2006 to October 30, 2006 and for the years ended December 31, 2005 and 2004, respectively.

On March 15, 2006, DERA’s stockholders contributed $60,000 to DERA in the form of promissory notes. Immediately prior to our IPO and formation transactions, these notes were paid in full.

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

17.    Discontinued Operations

We classify the operating results of real estate properties identified for disposition, as discontinued operations in the statements of operations for all periods presented. For the year ended December 31, 2004, one building was sold and classified as discontinued operations. All buildings classified as discontinued operations were sold by the end of 2004.

	Years ended December 31,
	2006	2005	2004
Income Statement
Revenues	$—	$—	$1,744
Operating expenses	—	—	(48)

Revenues less operating expenses	—	—	1,696
Interest expense	—	—	(714)
Depreciation expense	—	—	(282)
Other income	—	—	2

Income before gain on sale of properties and minority interest	—	—	702
Gain on sale of properties	—	—	16,656
Minority interest	—	—	(17,184)

Income from discontinued operations, net of minority interest	$—	$—	$174

Income from discontinued operations, net, includes the operating results of one property sold in 2004. The property was classified as office property for purposes of segment reporting. Net proceeds of $39,067 were received from the sales transaction for the year ended December 31, 2004. Interest expense included in discontinued operations represents interest related to a secured note payable, which was repaid in connection with the sale of the property.

18.    Commitments and Contingencies

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

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

Asset Retirement Obligations

Legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event whether or not it is within our company’s control. We record, a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. As of December 31, 2006, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the conditional asset retirement obligation.

Future Minimum Lease Payments

For years ended December 31, 2006, 2005 and 2004 we leased portions of the land underlying three of our office properties and expensed ground lease payments in the amount of $281 for the period of October 31, 2006 to December 31, 2006; $3,082 for the period of January 1, 2006 to October 30, 2006; $3,261 for the year ended December 31, 2005; and $1,863 for the year ended December 31, 2004.

The following is a schedule of minimum ground lease payments as of December 31, 2006:

2007	$3,364
2008	3,364
2009	3,470
2010	3,491
2011	3,491
Thereafter	125,182

$142,362

Tenant Concentrations

For the years ended December 31, 2006, 2005 and 2004, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

19.    Segment Reporting

Our segments are based on our method of internal reporting which classified its operations by property type. Our segments by property type included: Office and Multifamily.

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

Rental revenues less rental expenses is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenues less rental expenses in the same manner. We consider rental revenues less rental expenses to be an appropriate supplemental measure to net income because we assist both investors and management to understand the core operations of our properties.

	Douglas Emmett, Inc.
	October 31, 2006 to December 31, 2006
	Office	Multifamily	Total
Rental revenues	$75,706	$11,289	$86,995
Percentage of total	87%	13%	100%
Rental expenses	$24,515	$3,175	$27,690
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$51,191	$8,114	$59,305
Percentage of total	86%	14%	100%

	Predecessor
	January 1, 2006 to October 30, 2006
	Office	Multifamily	Total
Rental revenues	$300,939	$45,729	$346,668
Percentage of total	87%	13%	100%
Rental expenses	$104,524	$15,041	$119,565
Percentage of total	87%	13%	100%
Rental revenues less rental expenses	$196,415	$30,688	$227,103
Percentage of total	86%	14%	100%

	Predecessor
	Year ended December 31, 2005
	Office	Multifamily	Total
Rental revenues	$348,566	$45,222	$393,788
Percentage of total	89%	11%	100%
Rental expenses	$119,879	$15,347	$135,226
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$228,687	$29,875	$258,562
Percentage of total	88%	12%	100%

	Predecessor
	Year ended December 31, 2004
	Office	Multifamily	Total
Rental revenues	$286,638	$33,793	$320,431
Percentage of total	89%	11%	100%
Rental expenses	$103,407	$13,219	$116,626
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$183,231	$20,574	$203,805
Percentage of total	90%	10%	100%

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Douglas Emmett, Inc.	Predecessor
	October 31, 2006 to December 31, 2006	January 1, 2006 to October 30, 2006	Years Ended December 31,
			2005	2004
Rental revenues less rental expenses	$59,305	$227,103	$258,562	$203,805
Add:
Interest and other income	87	4,515	2,264	1,463
Gain on investments in interest rate contracts, net	—	6,795	81,666	37,629
Less:
General and administrative expenses	30,201	17,863	6,457	5,646
Interest expense	26,213	95,938	115,674	95,125
Depreciation and amortization	32,521	95,456	113,170	91,306
Deficit distributions to minority partners	—	10,642	28,150	57,942
Minority interest (income) expense	(8,952)	34,876	95,561	49,643

Net loss	$(20,591)	$(16,362)	$(16,520)	$(56,765)

Douglas Emmett, Inc.

Notes to Consolidated Financial Statements—(continued)

(in thousands, except shares and per share data)

20.    Quarterly Financial Information (unaudited)

The table below reflects the selected quarterly information for the years ended December 31, 2006 and 2005:

	Douglas Emmett, Inc.	Predecessor
	October 31, 2006 to December 31, 2006	October 1, 2006 to October 30, 2006	Three Months Ended
			September 30, 2006	June 30, 2006	March 31, 2006
Total revenue	$86,995	$35,627	$104,864	$103,567	$102,610
(Loss) income before minority interests	(29,543)	(2,772)	(69,019)	32,967	57,338
Net income (loss)	(20,591)	(8,477)	(25,706)	5,329	12,492
Net loss per common share—basic and diluted	$(0.18)	$(130,415)	$(395,477)	$81,985	$192,185

Weighted average shares of common stock outstanding—basic and diluted	115,005,860	65	65	65	65

	Predecessor
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Total revenue	$106,597	$95,824	$97,019	$94,348
Income (loss) before minority interest	40,475	67,362	(10,277)	(18,519)
Net income (loss)	12,557	16,317	(7,488)	(37,906)
Net income (loss) per common share—basic and diluted	$193,185	$251,031	$(115,200)	$(583,169)

Weighted average shares of common stock outstanding—basic and diluted	65	65	65	65

21.    Subsequent Events

On January 17, 2007, we paid a prorated dividend distribution of $0.12 per common share for the period from October 31, 2006 to December 31, 2006.

On March 14, 2007, we declared a quarterly dividend of $0.175 per share to common shareholders of record of our stock on March 30, 2007.