Form 10-Q
period 2007-03-31
Douglas Emmett Inc
filed 2007-05-10
CIK 1364250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

Commission file number 1-33106

DOUGLAS EMMETT, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard,

Suite 200

Santa Monica, California 90401

(Address and zip code of principal executive offices)

(310) 255-7700

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Shares of beneficial interest, $0.01 par value per share	115,005,860 shares

DOUGLAS EMMETT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DOUGLAS EMMETT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investment in real estate
Land	$813,599	$813,599
Buildings and improvements	4,865,897	4,863,955
Tenant improvements and leasing costs	419,350	411,063

	6,098,846	6,088,617
Less: accumulated depreciation	(83,638)	(32,521)

Net investment in real estate	6,015,208	6,056,096
Cash and cash equivalents	3,850	4,536
Tenant receivables	3,915	4,160
Deferred rent receivables	8,092	3,587
Interest rate contracts	71,274	76,915
Acquired lease intangible assets, net	31,413	34,137
Other assets	20,089	20,687

Total assets	$6,153,841	$6,200,118

LIABILITIES
Secured notes payable, including loan premium	$2,778,607	$2,789,702
Accounts payable and accrued expenses	54,508	51,736
Security deposits	29,176	28,670
Acquired lease intangible liabilities, net	251,062	263,649
Interest rate contracts	16,200	6,278
Dividends payable	20,126	13,801

Total liabilities	3,149,679	3,153,836

Minority interests in operating partnership	927,685	934,509

Stockholders’ equity
Common stock, $.01 par value 750 million shares authorized, 115 million shares outstanding	1,150	1,150
Additional paid-in capital	2,144,591	2,144,600
Accumulated other comprehensive (loss) income	(11,473)	415
Accumulated deficit	(57,791)	(34,392)

Total stockholders’ equity	2,076,477	2,111,773

Total liabilities and stockholders’ equity	$6,153,841	$6,200,118

The accompanying notes are an integral part of the consolidated financial statements

DOUGLAS EMMETT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except for share data)

	Douglas Emmett, Inc.	The Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues
Office rental
Rental revenues	$91,612	$75,760
Tenant recoveries	7,858	4,095
Parking and other income	11,100	10,239

Total office revenues	110,570	90,094
Multifamily rental
Rental revenues	16,514	12,281
Parking and other income	491	235

Total multifamily revenues	17,005	12,516

Total revenues	127,575	102,610
Operating Expenses
Office rental	32,966	29,430
Multifamily rental	4,923	4,233
General and administrative	5,042	1,705
Depreciation and amortization	51,121	25,783

Total operating expenses	94,052	61,151

Operating income	33,523	41,459
Gain on investments in interest contracts, net	—	34,943
Interest and other income	82	1,221
Interest expense	(38,302)	(28,054)
Deficit recovery from minority partners, net	—	7,769

(Loss) income before minority interests	(4,697)	57,338
Minority Interests
Minority interests	1,424	(40,821)
Preferred minority investor	—	(4,025)

Net (loss) income	$(3,273)	$12,492

Net (loss) income per common share—basic and diluted	$(0.03)	$192,185

Dividends declared per common share	$0.175	$—

Weighted average shares of common stock outstanding—basic and diluted	115,005,860	65

The accompanying notes are an integral part of the consolidated financial statements

DOUGLAS EMMETT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Douglas Emmett, Inc.	The Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating Activities
Net (loss) income	$(3,273)	$12,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships	(1,424)	44,846
Deficit recovery from minority partners	—	(7,769)
Depreciation and amortization	51,121	25,783
Net accretion of acquired lease intangibles	(9,863)	(366)
Amortization of deferred loan costs	249	650
Amortization of loan premium	(1,095)	—
Gain on interest rate swap contracts	3,768	(34,943)
Non-cash amortization of stock-based compensation	670	—
Change in working capital components:
Tenant receivables	245	(2)
Deferred rent receivables	(4,505)	(2,088)
Accounts payable, accrued expenses and security deposits	6,427	5,195
Other	269	(692)

Net cash provided by operating activities	42,589	43,106

Investing Activities
Capital expenditures and property acquisitions	(13,471)	(122,316)

Net cash used in investing activities	(13,471)	(122,316)

Financing Activities
Proceeds from borrowings	31,500	82,000
Deferred loan costs	—	(873)
Repayment of borrowings	(41,500)	—
Contributions by minority interests	—	33,264
Distributions to minority interests	(6,003)	(24,630)
Contributions by stockholders	—	336
Distributions to stockholders	—	(4,205)
Cash dividends	(13,801)	—

Net cash (used in) provided by financing activities	(29,804)	85,892

(Decrease) increase in cash and cash equivalents	(686)	6,682
Cash and cash equivalents at beginning of period	4,536	108,282

Cash and cash equivalents at end of period	$3,850	$114,964

Supplemental disclosure of non-cash financing information
Notes receivable from stockholders	$—	$(60,000)
Contribution of notes receivable from stockholders	—	60,000

The accompanying notes are an integral part of the consolidated financial statements

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

1. Organization and Basis of Presentation

Douglas Emmett, Inc., a Maryland corporation formed on June 28, 2005, is a fully integrated, self-administered, and self-managed Real Estate Investment Trust (REIT). Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate. As of March 31, 2007, we owned a portfolio of 46 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in three parcels of land subject to ground leases. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii. We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006. The historical financial results for the three months ended March 31, 2006 in these financial statements relate to our accounting predecessor only. Our predecessor includes Douglas Emmett Realty Advisors, Inc. (DERA) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds”. For the period prior to our IPO presented herein, DERA was the general partner and had responsibility for the asset management of the institutional funds.

Our predecessor did not include certain other entities we acquired at the time of our IPO, including Douglas, Emmett and Company (DECO), P.L.E. Builders, Inc., subsequently renamed Douglas Emmett Builders (DEB), and seven California limited partnerships and one California limited liability company, which we refer to collectively as the eight “single-asset entities.” DECO provided property management and leasing services to all of the properties acquired in our formation transactions and DEB provided construction services in connection with improvements to tenant suites and common areas in the properties. Each of the eight single-asset entities owned, directly or indirectly, one multifamily or office property (or, in one case, a fee interest in land subject to a ground lease).

2. Summary of Significant Accounting Policies

Basis of Presentation

In March 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. EITF 04-5 clarifies certain aspects of Statement of Positions 78-9 Accounting for Investments in Real Estate Ventures, and provides guidance on determining whether a sole general partner in a limited partnership should consolidate its investment in a limited partnership. DERA was the sole general partner of the institutional funds and the limited partners of the institutional funds did not have substantive “kick-out” or participation rights as defined by EITF 04-5. DERA adopted the guidance of EITF 04-5 and consolidated the institutional funds.

The accompanying consolidated financial statements as of December 31, 2006 and March 31, 2007, and for the three months ended March 31, 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. The financial statements for the three months ended March 31, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO as discussed in Note 1. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by our management pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the presentation not misleading. The accompanying unaudited financial statements include, in the opinion of our management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and notes thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Acquisitions

Acquisitions of properties subsequent to June 30, 2001, the effective date of FAS No. 141, Business Combinations, are accounted for utilizing the purchase method. Accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above-market ground leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

Interest Rate Agreements

Our predecessor managed its interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments have been used by us or our predecessor.

In June 1998, the FASB issued FAS No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133, as amended by FAS No. 138). The statement requires our predecessor to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. Changes in the fair value of derivatives which are hedges, depending on the nature of the hedge, are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, a component of stockholders’ equity (deficit) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our predecessor’s investments in interest rate swap and interest rate cap contracts did not qualify as effective hedges, and consequently the changes in such contracts’ fair market values were being recorded in earnings. See Note 8.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our initial taxable year ending December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our shareholders and meet the various other requirements imposed by the Code, through actual operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed currently to our shareholders that we derive from our REIT qualifying activities. We will be subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we will be subject to foreign, state and local taxation in various foreign, state and local jurisdictions, including those in which we transact business or reside. Our predecessor, DERA, was an S-Corporation and the institutional funds were limited partnerships. Our non TRS subsidiaries, including the operating partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and S-Corporation is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements other than the 1.5% tax due on taxable income of S-Corporations in the State of California attributable to periods prior to our formation transactions.

Minority Interests in Consolidated Real Estate Partnerships

Our predecessor reflected unaffiliated partners’ interests in the institutional funds as minority interest in consolidated real estate partnerships, which represented the minority partners’ share of the underlying net assets of our predecessor’s consolidated real estate partnerships. When these consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the minority interest, our predecessor generally recorded a charge equal to the amount of such excess distributions, even though there was no economic effect or cost.

If the excess distributions previously absorbed by our predecessor were recovered through the future earnings of the consolidated real estate partnership, our predecessor would record income in the period of recovery. Our predecessor reported this charge and any subsequent recovery in the consolidated statements of operations as deficit distribution to/recovery from minority partners, net.

After the completion of our IPO and formation transactions, the continuing investors (including our predecessor principals and our executive officers) that elected to own units in our operating partnership comprise the minority interests in our operating partnership.

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

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at March 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

3. Acquisitions

In March 2006, DERA acquired a multifamily property in Honolulu, Hawaii from unrelated parties. The aggregate acquisition costs of this property approximated $113,730. The following table summarizes the allocation of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Land	$42,887
Buildings and equipment	68,394
Tenant improvements and other in-place lease assets	2,982
Other assets:
Tenant receivables and other assets	579
Accounts payable, accrued expenses and tenant security deposits:
Other liabilities	(849)
Acquired lease intangible liabilities	(263)

Net acquisition cost	$113,730

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Our acquired lease intangibles related to above and below tenant and ground leases is summarized as of:

	March 31, 2007	December 31, 2006
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(4,522)	(1,817)
Below-market ground leases	3,198	3,198
Accumulated amortization	(33)	(14)

Acquired lease intangible assets, net	$31,413	$34,137

Below-market tenant leases	$256,151	$256,151
Accumulated accretion	(20,533)	(8,353)
Above-market ground leases	16,200	16,200
Accumulated accretion	(756)	(349)

Acquired lease intangible liabilities, net	$251,062	$263,649

4. Other Assets

Other assets consist of the following as of:

	March 31, 2007	December 31, 2006
Deferred loan costs, net of accumulated amortization of $417 and $168 at March 31, 2007 and December 31, 2006, respectively	$4,107	$4,356
Security deposit funds	2,831	2,827
Prepaid impounds	4,806	4,953
Prepaid expenses	2,899	3,291
Interest receivable	2,853	3,015
Other indefinite-lived intangible	1,988	1,988
Other	605	257

	$20,089	$20,687

We and our predecessor incurred deferred loan cost amortization expense of $249 and $650 for the three months ended March 31, 2007 and 2006, respectively. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Minimum Future Lease Rentals

We and our predecessor have leased space to tenants primarily under noncancelable operating leases which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We and our predecessor have leased space to certain tenants under noncancelable leases which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended March 31, 2007 and 2006 totaled $264 and $295, respectively.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Future minimum base rentals on noncancelable operating leases at March 31, 2007 are as follows:

April 1, 2007 to December 31, 2007	$226,931
2008	282,106
2009	243,846
2010	202,662
2011	159,296
Thereafter	434,186

Total future minimum base rentals	$1,549,027

The above future minimum lease payments exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised.

6. Secured Notes Payable

A summary of our secured notes payable is as follows:

Type of Debt	March 31, 2007	December 31, 2006	Fixed/Floating Rate	Effective Annual Interest Rate(1)	Maturity Date	Swap Maturity Date
Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)(3)	$2,300,000	$2,300,000	LIBOR + 0.85%	5.13%	09/01/12	08/01/10-
						08/01/12
Fannie Mae Loan(4)	153,000	153,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	140,000	140,000	DMBS + 0.60%	4.70	12/22/11	08/01/11
Fannie Mae Loan(4)	75,000	75,000	DMBS + 0.76%	4.86	02/01/15	08/01/11
Fannie Mae Loan(4)	82,000	82,000	LIBOR + 0.62%	5.62	02/01/16	03/01/12

Subtotal	2,750,000	2,750,000
Variable Rate:
Senior Secured Revolving Credit Facility(5)	—	10,000	LIBOR + 0.70%	N/A	10/30/09	N/A

Subtotal	2,750,000	2,760,000
Unamortized Loan Premium(6)	28,607	29,702

Total	$2,778,607	$2,789,702

(1)	Includes the effect of interest rate contracts, where applicable, and a LIBOR rate of 5.32% as of March 31, 2007.
(2)

Secured by the following properties and combined in seven separate cross collateralized pools: Studio Plaza, Gateway Los Angeles, Bundy/Olympic, Brentwood Executive Plaza, Palisades Promenade, 12400 Wilshire, First Federal Square, 11777 San Vicente, Landmark II, Sherman Oaks Galleria, Second Street Plaza, Olympic Center, MB Plaza, Valley Office Plaza, Coral Plaza, Westside Towers, Valley Executive Tower, Encino Terrace, Westwood Place, Century Park Plaza, Lincoln/Wilshire, 100 Wilshire, Encino Gateway, Encino Plaza, 1901 Avenue of the Stars, Columbus Center, Warner Center Towers, Beverly Hills Medical Center, Harbor Court, Bishop Place, Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Medical, San Vicente Plaza, and Owensmouth. Requires monthly payments of interest only, with outstanding principal due upon maturity. The modified term loan matures on September 1, 2012, subject to the existence of no default and the payment of a fee on the fifth and sixth anniversary of August 25, 2005.

(3)	Includes $1.11 billion swapped to 4.89% until August 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; $322.5 million swapped to 5.02% until August 1, 2012; and $545.0 million swapped to 5.75% until December 1, 2010.
(4)	Secured by the following properties and combined in four separate cross collateralized pools: Barrington Plaza, Pacific Plaza, 555 Barrington, The Shores, Moanalua Hillside Apartments and Villas at Royal Kunia. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(5)	Loan is secured by nine properties and has two one-year extension options available.
(6)	Represents mark-to-market adjustment on modified term loan.

The minimum future principal payments due on our secured notes payable at March 31, 2007 are as follows:

April 1, 2007 to December 31, 2007	$3,380
2008	4,742
2009	5,026
2010	5,326
2011	298,645
Thereafter	2,461,488

Total future principal	$2,778,607

Senior Secured Revolving Credit Facility

We have a $250.0 million secured revolving credit facility with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, which bears interest at a rate per annum equal to LIBOR plus 70 basis points if the amount outstanding is $175.0 million or less and at LIBOR plus 80 basis points if the amount outstanding is greater than $175.0 million. The senior secured revolving credit facility contains an accordion feature that allows us to increase the availability by $250.0 million, to $500.0 million, under specified circumstances. The facility bears interest at 15 basis points on the undrawn balance. The facility has a term of three years and two one-year extensions.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2007	December 31, 2006
Accounts payable	$34,081	$32,978
Accrued interest payable	12,614	12,701
Deferred revenue	7,813	6,057

	$54,508	$51,736

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

8. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $2.75 billion to protect against interest rate fluctuations on existing variable-rate term loan facilities. These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows. An unrealized loss of $11.9 million was recorded in accumulated other comprehensive (loss) income in our consolidated balance sheets, representing the decrease in fair value of the cash flow hedges for the three months ended March 31, 2007.

The components of comprehensive income consist of the following:

	Douglas Emmett, Inc.	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net (loss) income	$(3,273)	$12,492
Cash flow hedge adjustment	(11,888)	—

Comprehensive (loss) income	$(15,161)	$12,492

We also have additional interest rate swaps that were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods. During the first three months of 2007, the fair value of these derivatives decreased $3.6 million, representing the realization of the pre-IPO fair value of the swaps over their remaining term. This amount was recorded in interest expense.

9. Related-Party Transactions

During the three months ended March 31, 2007, there were no related-party transactions.

Our predecessor paid $1.21 million in real estate commissions to an operating company owned by the stockholders of DERA for the three months ended March 31, 2006. The commissions paid to that operating company were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheets for the period prior to our IPO. This operating company was acquired by us in the formation transactions.

Our predecessor contributed its share of discretionary profit-sharing contribution (subject to statutory limitations), totaling $92 for the three months ended March 31, 2006, for services rendered by employees of an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions.

Property management fees related to management services were paid to an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions. The management fees are based upon percentages of the rental cash receipts collected by the properties. The fees range from 1.75% to 4.00% of the cash receipts. Our predecessor expensed $2.25 million in such property management fees for the three months ended March 31, 2006.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Our predecessor contracted with an operating company owned by the stockholders of DERA to provide building and tenant improvement work. This operating company was acquired by us in the formation transactions. For the three months ended March 31, 2006, $1.69 million was paid to the operating company for contracting work performed. This amount was included in the cost basis of buildings and tenant improvements in the consolidated balance sheet of our predecessor.

Our predecessor leased approximately 26,785 square feet of office space to two operating companies owned or controlled by the stockholders of DERA. These operating companies were acquired by us in the formation transactions. The rents from these leases totaled $195 for the three months ended March 31, 2006.

On March 15, 2006, DERA’s stockholders contributed $60 million to DERA in the form of promissory notes. As part of our IPO and formation transactions, these notes were repaid.

10. Commitments and Contingencies

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that these matters are generally covered by insurance. We believe that the ultimate settlement of these actions will not have a material adverse effect to our financial position and results of operations or cash flows.

Concentration of Credit Risk

Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We perform ongoing credit evaluations of our tenants for potential credit losses. Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100; and to date, we have not experienced any losses on our deposited cash.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of March 31, 2007, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

Future Minimum Lease Payments

During the first quarter of 2007, we leased (and during 2006, our predecessor leased) portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2006 Annual Report on Form 10-K. We and our predecessor expensed ground lease payments in the amount of $861 and $821 for the three months ended March 31, 2007 and 2006, respectively.

The following is a schedule of minimum ground lease payments as of March 31, 2007:

April 1, 2007 to December 31, 2007	$2,523
2008	3,222
2009	3,446
2010	3,491
2011	3,491
Thereafter	125,183

Total future minimum ground lease payments	$141,356

Tenant Concentrations

For the three months ended March 31, 2007 and 2006, no tenant exceeded 10% of either our or our predecessor’s total rental revenue and tenant reimbursements.

11. Segment Reporting

Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision making purposes. We and our predecessor have operated in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate. The products for our office segment include primarily rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

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

Rental revenues less rental expenses is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenues less rental expenses in the same manner. We and our predecessor both considered rental revenues less rental expenses to be an appropriate supplemental measure to net income because it assisted both investors and management to understand the core operations of our and our predecessor’s properties.

DOUGLAS EMMETT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except shares and per share data)

	Douglas Emmett, Inc.
	Three Months Ended March 31, 2007
	Office	Multifamily	Total
Rental revenues	$110,570	$17,005	$127,575
Percentage of total	87%	13%	100%
Rental expenses	$32,966	$4,923	$37,889
Percentage of total	87%	13%	100%
Rental revenues less rental expenses	$77,604	$12,082	$89,686
Percentage of total	87%	13%	100%

	Predecessor
	Three Months Ended March 31, 2006
	Office	Multifamily	Total
Rental revenues	$90,094	$12,516	$102,610
Percentage of total	88%	12%	100%
Rental expenses	$29,430	$4,233	$33,663
Percentage of total	87%	13%	100%
Rental revenues less rental expenses	$60,664	$8,283	$68,947
Percentage of total	88%	12%	100%

The following is a reconciliation of rental revenues less rental expenses to net (loss) income available to common stockholders:

	Douglas Emmett, Inc.	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Rental revenues less rental expenses	$89,686	$68,947
Add:
Interest and other income	82	1,221
Gain on investments in interest rate contracts, net	—	34,943
Deficit recovery from minority partners, net	—	7,769
Less:
General and administrative expenses	5,042	1,705
Interest expense	38,302	28,054
Depreciation and amortization	51,121	25,783
Minority interests	(1,424)	40,821
Preferred minority investor	—	4,025

Net (loss) income	$(3,273)	$12,492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate and zoning laws or increases in real property tax rates; and the consequences of any future terrorist attacks. Please refer to the risk factors under “Item 1A. Risk Factors” beginning on page 9 and elsewhere in our 2006 Annual Report on Form 10-K.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at March 31, 2007 our office portfolio consisted of 46 properties with approximately 11.6 million rentable square feet, and our multifamily portfolio consists of nine properties with a total of 2,868 units. As of March 31, 2007, our office portfolio was 95.2% leased, and our multifamily properties were 99.4% leased. Our office portfolio contributed approximately 84.8% of our annualized rent as of March 31, 2007, while our multifamily portfolio contributed the remaining 15.2%. As of March 31, 2007, our Los Angeles County office and multifamily portfolio contributed approximately 90.9% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed the remaining 9.1%.

Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii. Los Angeles County represents the nation’s second largest office market with a total inventory of approximately 368 million rentable square feet. The Honolulu Central Business District has the largest concentration of institutional quality office space in Hawaii, totaling over 5.1 million rentable square feet. As of March 31, 2007, Los Angeles unemployment was 4.9% and Hawaii’s unemployment rate was 2.4%

We believe we will be able to achieve internal cash flow growth over time through rollover of existing leases to higher rents, the lease-up of vacant space and fixed annual rental rate increases included in our leases. For example, we have been repositioning our Warner Center Towers, Trillium and Bishop Place properties. Excluding the Warner Center/Woodland Hills submarket, where we acquired properties with significant vacancies, our leased rate was 96.3%, which reflects a 1.1% premium to that of our submarkets (including the Warner Center/Woodland Hills submarket, our leased rate reflects a 1.5% premium). Our West Los Angeles multifamily portfolio includes units that are significantly under market, primarily as a result of rent control laws. Under the current law, we are permitted to increase rents to market rates as tenants vacate.

Our capital structure and debt financing strategy provide us with the capacity to fund future growth and with financial flexibility due to the lack of amortization and defeasance and limited prepayment penalties. We have a $250 million senior secured revolving credit facility (or $500 million pursuant to an accordion feature), none of which was drawn as of March 31, 2007.

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2006 and March 31, 2007, and for the three months ended March 31, 2007, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005 which did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006. For a detailed description of this transaction and our resulting organization, see footnote 1 “Organization and Basis of Presentation” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and footnote 1 “Organization and Description of Business” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K. The financial statements for the three months ended March 31, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO. Because the 2007 and 2006 periods reflect significant differences in both the assets included and accounting, the results are often not directly comparable and we urge readers to be even more than usually cautious in using them to predict future results.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. and our predecessor are based upon their respective consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

In our Annual Report on Form 10-K for the year ended December 31, 2006, we identified certain critical accounting policies which effect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies involve consolidations, acquisitions, impairment of long-lived assets, taxes, revenue recognition, receivable allowances, stock-based compensation and financial instruments. We have not made any material changes to these policies from those previously disclosed in our Annual Report.

Historical Results of Operations

Our results of operations in the first quarter of 2007 and 2006 were significantly affected by our acquisition and repositioning activities in both years. As a consequence, our results are not comparable from period to period due to the varying timing of acquisitions, including the eight properties acquired at the time of our IPO, and the impact of lease-up periods or increased vacancy resulting from repositioning activities. In our formation transactions, we also acquired Douglas, Emmett and Company (DECO) and P.L.E. Builders, Inc., subsequently renamed Douglas Emmett Builders (DEB). DECO provided property management and leasing services to all of the properties acquired in our formation transactions and DEB provided construction services in connection with improvements to tenant suites and common areas in those properties. Their results have been consolidated in our results for the first quarter of 2007. Our repositioning efforts have impacted our operating results, and we expect that to continue. Upon completion of our repositioning efforts, we expect that we will be able to stabilize occupancy at these properties at levels consistent with the rest of our portfolio.

In our office portfolio, our repositioning properties include the results of Warner Center Towers, The Trillium and Bishop Place for both periods presented. In addition, Harbor Court was a repositioning property during 2006. We also acquired four office properties at the time of our IPO in October 2006: Brentwood Court, Brentwood Plaza, Brentwood San Vicente Medical and San Vicente Plaza. As of March 31, 2007, the repositioning and acquisition properties represented 38.3% of our total office portfolio based on rentable square feet. In addition, in our multifamily portfolio, we acquired four properties: Royal Kunia in March 2006 and Barrington/Kiowa, Barry and Kiowa at the time of our formation transactions in October 2006. As of March 31, 2007, our multifamily acquisitions represented 18.4% of the total units in our multifamily portfolio. During the periods presented, we had no multifamily repositioning properties.

Comparison of three months ended March 31, 2007 to three months ended March 31, 2006

Revenue

Office Revenue

Total Office Revenue. Total office revenue consists of rent, tenant recoveries and parking and other income. Total office portfolio revenue increased by $20.5 million, or 22.7%, to $110.6 million for the three months ended March 31, 2007 compared to $90.1 million for the three months ended March 31, 2006 for the reasons described below.

Rent. Rent includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income. Total office portfolio rent increased by $15.9 million, or 20.9%, to $91.6 million for the three months ended March 31, 2007 compared to $75.8 million for the three months ended March 31, 2006, primarily due to incremental rent from the four properties acquired in the fourth quarter of 2006, as described above, and gains in occupancy at our four repositioning properties. Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to gains in occupancy and increases in average rental rates for new and renewal leases signed since January 1, 2006.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $3.8 million, or 91.9%, to $7.9 million for the three months ended March 31, 2007 compared to $4.1 million for the three months ended March 31, 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006, as described above, increases in tenant recoveries at our repositioning properties due to increases in occupancy and recoveries related to increases in operating expenses, as discussed below, for the remainder of our office portfolio.

Parking and Other Income. Total office portfolio parking and other income increased by $0.9 million, or 8.4%, to $11.1 million for the three months ended March 31, 2007 compared to $10.2 million for the three months ended March 31, 2006. This increase was primarily due to gains in occupancy in our repositioning properties and parking rate increases implemented in 2006 across the portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $4.5 million, or 35.9%, to $17.0 million for the three months ended March 31, 2007 compared to $12.5 million for the three months ended March 31, 2006, primarily due to the four multifamily property acquisitions described above.

Rent. Total multifamily portfolio rent increased by $4.2 million, or 34.5%, to $16.5 million for the three months ended March 31, 2007 compared to $12.3 million for the three months ended March 31, 2006 primarily due to the four multifamily acquisitions described above. In addition, a significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out. A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units,” since January 1, 2006. The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants.

Operating Expenses

Office Rental Expenses. Total portfolio office rental expense increased by $3.5 million, or 12.0%, to $33.0 million for the three months ended March 31, 2007 compared to $29.4 million for the three months ended March 31, 2006, primarily due to increases in estimated property taxes and increases in contractual expenses including janitorial and security costs, higher insurance costs in 2007 as a result of industry wide rate increases.

Multifamily Rental Expenses. Total multifamily portfolio rental expense increased by $0.7 million, or 16.3%, to $4.9 million for the three months ended March 31, 2007 compared to $4.2 million for the three months ended March 31, 2006, primarily due to incremental expenses at the four multifamily property acquisitions described above. Multifamily rental expenses for the remainder of our multifamily properties portfolio increased due to increases in estimated property taxes and higher insurance costs as a result of industry wide rate increases.

General and Administrative. General and administrative expenses for the three months ended March 31, 2007 increased $3.3 million to $5.0 million for the three months ended March 31, 2007 compared to $1.7 million for the three months ended March 31, 2006. The increase is primarily due to legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley.

Depreciation and Amortization. Depreciation and amortization expense increased $25.3 million, or 98.3%, to $51.1 million for the three months ended March 31, 2007 compared to $25.8 million for the three months ended March 31, 2006. The increase was primarily due to incremental depreciation related to the eight office and multifamily property acquisitions described above, as well as depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net gain of $34.9 million on investments in interest rate contracts for the three months ended March 31, 2006 due to changes in the fair market value of our in place interest rate swap contracts during the applicable three-month period. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts. Therefore, no comparable gain or loss was recognized during the three months ended March 31, 2007.

Interest Expense. Interest expense increased $10.2 million, or 36.5%, to $38.3 million for the three months ended March 31, 2007 compared to $28.1 million for the three months ended March 31, 2006. The increase was primarily due to an increase in our average outstanding debt related to $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO. The remaining increase in interest expense was primarily due to an increase in the effective interest rates for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Deficit Recovery from Minority Partners, Net. Deficit recovery from minority partners, net was a $7.8 million net recovery for the three months ended March 31, 2006. The revenue was primarily due to the net income attributable to limited partners exceeding distributions to the limited partners in three of the institutional funds, resulting in the reversal of a portion of the deficit distribution expense incurred in prior periods. This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests. Minority interest income totaling $1.4 million was recognized for the three months ended March 31, 2007 compared to a $44.8 million expense for the three months ended March 31, 2006 resulting in a net difference of $46.3 million. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor. The amount in 2007 represents the portion of results attributable to ownership interests in our operating partnership through OP units.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $2.75 billion at March 31, 2007 excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor, a decrease of $10 million from December 31, 2006 as a result of amounts repaid under our revolving credit facility. At March 31, 2007, all of our debt other than our revolving credit facility was fixed at a weighted average effective rate of 5.09%. See footnote 6 to our consolidated financial statements in this quarterly report for a summary of our outstanding debt. In addition to our outstanding debt at March 31, 2007, we also have available to us a $250 million senior secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC, which contains an accordion feature that allows us to increase availability to $500 million under specified circumstances. This revolving credit facility has a three year term with two one-year extensions and an effective rate of LIBOR plus 0.70% if the outstanding amount is less than $175 million and LIBOR plus 0.80% if the amount outstanding is greater than $175 million. We intend to use our revolving credit facility for general corporate purposes, including to fund acquisitions, redevelopment and repositioning opportunities, to provide funds for tenant improvements and capital expenditures, and to provide working capital. On March 31, 2007, there was no outstanding balance on our revolving credit facility.

At March 31, 2007, our total borrowings under secured loans represented 39.5% of our total market capitalization of $7.0 billion. Total market capitalization includes our consolidated debt, excluding the unamortized loan premium, and the value of common stock and operating partnership units each based on our common stock closing price on the New York Stock Exchange of $25.53 per share on March 30, 2007, the last trading day of the quarter.

Our long-term liquidity needs consist primarily of funds necessary to pay for distributions to our stockholders, acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.

The nature of our business, and the requirement imposed by REIT rules that we distribute a substantial majority of our taxable income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. We intend to pay an annual dividend of $0.70 per share. On January 15, 2007 we paid a dividend of $0.12 per share, which represents the prorated quarterly dividend for the period from October 31, 2006 to December 31, 2006. On April 16, 2007, we paid a quarterly dividend of $0.175 per share to common stockholders of record on March 30, 2007.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our revolving credit facility. We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months. We have historically financed our operations, acquisitions and development through the use of short-term acquisition lines of credit and replaced those lines with long-term secured floating rate mortgage debt. To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.

Cash Flows

Net cash provided by operating activities decreased $0.5 million to $42.6 million for the three months ended March 31, 2007 compared to $43.1 million for the three months ended March 31, 2006. The decrease reflects higher payments of financing costs in 2007 as a result of a greater average outstanding debt balance in 2007. This decrease was substantially offset by higher net cash flow from existing properties that generated higher quarter over quarter results, as described in results of operations above, as well as incremental net cash flow from acquired properties.

Net cash used in investing activities decreased $108.8 million to $13.5 million for the three months ended March 31, 2007 compared to $122.3 million for the three months ended March 31, 2006. The decrease was primarily due to the absence of a property acquisition in the first quarter of 2007 to compare with the cash used in the first quarter of 2006 for our Royal Kunia acquisition described in footnote 3 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash flow related to financing activities decreased from an inflow of $85.9 million in the first quarter of 2006 to an outflow of $29.8 million for the first quarter of 2007. In the 2006 period, we received cash from our borrowings to fund our Royal Kunia acquisition, while in the 2007 period we used cash to pay down our revolving credit facility. In addition, in 2007 we made a distribution to our stockholders following our first quarter as a publicly-traded REIT.

Contractual Obligations

During the first quarter of 2007, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any off balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2007, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2006 and the first quarter of 2007, we made many changes to our accounting and finance environment in order to meet our new obligations as a public company. Although we had been preparing audited financial statements for many years, they did not need to comply with all of the requirements imposed on public companies. For example, our predecessor historically prepared financial statements for its funds on a “fair value” basis, which differs from the “historical cost” basis on which we now report. These changes and our new obligations as a public company required an expansion of our finance and accounting staff as well as changes in our disclosure controls and procedures during 2006 and the first quarter of 2007.

We anticipate continuing to make further changes to our accounting and finance environment during the remainder of 2007. We anticipate completing the expansion of our accounting and finance staff. In particular, we were not required to comply with Section 404 of the Sarbanes Oxley Act of 2002 with respect to 2006, but will have to do so by the end of 2007. This will require us to document our internal controls over financial reporting. We also intend to take steps to make our internal controls and procedures more efficient through system improvements and automation. For example, because our current accounting software was better adapted to our predecessor’s needs, we intend to upgrade to a new accounting software package which is more commonly used by public REITs. As a result, during 2007 we will continue to make refinements to our disclosure controls and procedures as well as our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that these matters are generally covered by insurance. Management believes that the ultimate settlement of these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the section entitled “Risk Factors” beginning on page 9 and elsewhere in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (1)

3.2	Amended and Restated Bylaws of Douglas Emmett, Inc. (1)

4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc. (2)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to Amendment No. 6 to the Registration Statement on Form S-11 filed by the Registrant on October 19, 2006.
(2)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-11 filed by the Registrant on October 3, 2006.
(3)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date: May 9, 2007	By:	/s/ JORDAN L. KAPLAN

Jordan L. Kaplan
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ WILLIAM KAMER

William Kamer
Chief Financial Officer