Form 10-Q
period 2007-06-30
Douglas Emmett Inc
filed 2007-08-10
CIK 1364250

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Shares of beneficial interest, $0.01 par value per share	109,833,903 shares

DOUGLAS EMMETT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Douglas Emmett, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Investment in real estate
Land	$817,249	$813,599
Buildings and improvements	4,893,677	4,863,955
Tenant improvements and leasing costs	432,998	411,063

	6,143,924	6,088,617
Less: accumulated depreciation	(134,135)	(32,521)

Net investment in real estate	6,009,789	6,056,096
Cash and cash equivalents	65,961	4,536
Tenant receivables, net	857	4,160
Deferred rent receivables, net	12,594	3,587
Interest rate contracts	142,639	76,915
Acquired lease intangible assets, net	29,042	34,137
Other assets	21,386	20,687

Total assets	$6,282,268	$6,200,118

Liabilities
Secured notes payable, including loan premium	$2,927,497	$2,789,702
Accounts payable and accrued expenses	51,065	51,736
Security deposits	29,839	28,670
Acquired lease intangible liabilities, net	238,617	263,649
Interest rate contracts	47,702	6,278
Dividends payable	19,982	13,801

Total liabilities	3,314,702	3,153,836
Minority interests	894,982	934,509
Stockholders’ equity
Common stock, $.01 par value 750 million shares authorized, 114,183,204 and 115,005,860 shares outstanding at June 30, 2007 and December 31, 2006, respectively.	1,142	1,150
Additional paid-in capital	2,144,556	2,144,600
Accumulated other comprehensive income	31,200	415
Accumulated deficit	(104,314)	(34,392)

Total stockholders’ equity	2,072,584	2,111,773

Total liabilities and stockholders’ equity	$6,282,268	$6,200,118

The accompanying notes are an integral part of the consolidated financial statements

Douglas Emmett, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
	Douglas Emmett, Inc.	The Predecessor	Douglas Emmett, Inc.	The Predecessor
Revenues
Office rental
Rental revenues	$92,884	$74,759	$184,496	$150,519
Tenant recoveries	5,362	4,808	13,220	8,903
Parking and other income	11,098	9,792	22,198	20,031

Total office revenues	109,344	89,359	219,914	179,453
Multifamily rental
Rental revenues	16,879	13,619	33,393	25,900
Parking and other income	526	589	1,017	824

Total multifamily revenues	17,405	14,208	34,410	26,724

Total revenues	126,749	103,567	254,324	206,177
Operating Expenses
Office expense	31,124	31,702	64,090	61,132
Multifamily expense	3,872	4,463	8,795	8,696
General and administrative	5,120	1,431	10,162	3,136
Depreciation and amortization	50,494	27,833	101,615	53,616

Total operating expenses	90,610	65,429	184,662	126,580

Operating income	36,139	38,138	69,662	79,597
Gain on investments in interest rate contracts, net	—	25,024	—	59,967
Interest and other income	372	1,327	454	2,548
Interest expense	(38,313)	(30,001)	(76,615)	(58,055)
Deficit (distributions to) recovery from minority partners, net	—	(1,521)	—	6,248

(Loss) income before minority interests	(1,802)	32,967	(6,499)	90,305
Minority Interests
Minority interests	542	(23,613)	1,966	(64,434)
Preferred minority investor	—	(4,025)	—	(8,050)

Net (loss) income	$(1,260)	$5,329	$(4,533)	$17,821

Net (loss) income per common share – basic and diluted	$(0.01)	$81,985	$(0.04)	$274,169

Dividends declared per common share	$0.175	$—	$0.35	$—

Weighted average shares of common stock outstanding – basic and diluted	114,861,872	65	114,933,468	65

The accompanying notes are an integral part of the consolidated financial statements

Douglas Emmett, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Douglas Emmett, Inc.	The Predecessor
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Operating Activities
Net (loss) income	$(4,533)	$17,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships	(1,966)	72,484
Deficit recovery from minority partners	—	(6,248)
Depreciation and amortization	101,615	53,616
Net accretion of acquired lease intangibles	(19,937)	(932)
Amortization of deferred loan costs	500	1,679
Amortization of loan premium	(2,205)	—
Non-cash market value adjustment on interest rate contracts	6,620	(59,967)
Non-cash amortization of stock-based compensation	1,476	—
Change in working capital components:
Tenant receivables	3,303	(1,172)
Deferred rent receivables	(9,007)	(4,261)
Accounts payable, accrued expenses and security deposits	3,480	1,016
Other	(133)	(4,069)

Net cash provided by operating activities	79,213	69,967

Investing Activities
Capital expenditures and property acquisitions	(58,549)	(138,340)

Net cash used in investing activities	(58,549)	(138,340)

Financing Activities
Proceeds from borrowings	285,500	82,000
Deferred loan costs	(1,122)	(1,253)
Repayment of borrowings	(145,500)	—
Contributions by minority interests	—	33,264
Distributions to minority interests	(14,824)	(46,322)
Redemption of minority interests	(29,211)	—
Distributions to stockholders	—	(7,096)
Repurchase of common stock	(20,155)	—
Cash dividends	(33,927)	—

Net cash provided by financing activities	40,761	60,593

Increase (decrease) in cash and cash equivalents	61,425	(7,780)
Cash and cash equivalents at beginning of period	4,536	108,282

Cash and cash equivalents at end of period	$65,961	$100,502

Supplemental disclosure of non-cash financing information
Notes receivable from stockholders	$—	$(60,000)
Contribution of notes receivable from stockholders	—	60,000

The accompanying notes are an integral part of the consolidated financial statements.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

1. Organization and Basis of Presentation

Douglas Emmett, Inc., a Maryland corporation formed on June 28, 2005, is a fully integrated, self-administered, and self-managed Real Estate Investment Trust (REIT). We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate. As of June 30, 2007, we owned a portfolio of 47 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii. We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

The historical financial results for the three and six months ended June 30, 2006 in these financial statements relate to our accounting predecessor only. Our predecessor includes Douglas Emmett Realty Advisors, Inc. (DERA) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds.” For the period prior to our IPO presented herein, DERA was the general partner and had responsibility for the asset management of the institutional funds.

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

The accompanying consolidated financial statements as of December 31, 2006 and June 30, 2007, and for the three and six months ended June 30, 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. The financial statements for the three and six months ended June 30, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO as discussed in Note 1. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties in connection with the IPO. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In the second quarter of 2007, based on our most recent judgment of the ongoing reassessment process, we reduced the accrual for property tax expenses expected to result from the reassessment of properties in connection with our IPO. However, until that process is final, our accruals are only estimates of the actual outcome. We will continue to evaluate potential increases in property taxes and will adjust future accruals if we believe appropriate.

Acquisitions

Acquisitions of properties are accounted for utilizing the purchase method. Accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above/below-market ground leases, acquired above/below-market tenant leases and tenant relationships. Initial valuations, including the valuation of assets as part of our IPO, are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

Interest Rate Contracts

We and our predecessor have managed our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments have been used by us or our predecessor.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

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

Minority Interests

Our predecessor reflected unaffiliated partners’ interests in the institutional funds as minority interest in consolidated real estate partnerships, which represented the minority partners’ share of the underlying net assets of our predecessor’s consolidated real estate partnerships. When these consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the minority interest, our predecessor recorded a charge equal to the amount of such excess distributions, even though there was no economic effect or cost.

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

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

Earnings Per Share

Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. Since we are in a net loss position during the three and six months ended June 30, 2007, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at June 30, 2007.

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

3. Acquisitions

In May 2007, we acquired an approximate 50,000 rentable square foot Class A office building located in our Century City submarket for a contract price of $32 million. We obtained the ground leasehold in the property and the option to acquire fee title to the land for a fixed price of $800,000 in conjunction with the acquisition. We intend to exercise this option by the end of 2007. The building is currently 100% leased through December 2019. In March 2006, DERA acquired a multifamily property in Honolulu, Hawaii. The aggregate acquisition costs of this property approximated $113.7 million. The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	2007 Acquisition	2006 Acquisition
Investment in real estate:
Land	$3,650	$42,887
Buildings and improvements	26,274	68,394
Tenant improvements and other in-place lease assets	3,024	2,982
Tenant receivables and other assets	24	579
Accounts payable, accrued expenses and tenant security deposits:	(988)	(849)
Acquired lease intangible liabilities	—	(263)

Net acquisition cost	$31,984	$113,730

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	June 30, 2007	December 31, 2006
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(6,873)	(1,817)
Below-market ground leases	3,198	3,198
Accumulated amortization	(53)	(14)

Acquired lease intangible assets, net	$29,042	$34,137

Below-market tenant leases	$256,151	$256,151
Accumulated accretion	(32,571)	(8,353)
Above-market ground leases	16,200	16,200
Accumulated accretion	(1,163)	(349)

Acquired lease intangible liabilities, net	$238,617	$263,649

4. Other Assets

Other assets consist of the following as of:

	June 30, 2007	December 31, 2006
Deferred loan costs, net of accumulated amortization of $668 and $168 at June 30, 2007 and December 31, 2006, respectively	$5,103	$4,356
Restricted cash	2,834	2,827
Prepaid interest	6,643	4,953
Prepaid expenses	1,375	3,291
Interest receivable	2,811	3,015
Other indefinite-lived intangible	1,988	1,988
Other	632	257

	$21,386	$20,687

We and our predecessor incurred deferred loan cost amortization expense of $251 and $1,029 for the three months ended June 30, 2007 and 2006, respectively and $500 and $1,679 for the six months ended June 30, 2007 and 2006, respectively. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

5. Minimum Future Lease Rentals

We and our predecessor have leased space to tenants primarily under noncancelable operating leases which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We and our predecessor have leased space to certain tenants under noncancelable leases which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended June 30, 2007 and 2006 totaled $357 and $278, respectively, and $621 and $573 for the six months ended June 30, 2007 and 2006, respectively.

Future minimum base rentals on noncancelable operating leases at June 30, 2007 are as follows:

July 1, 2007 to December 31, 2007	$155,085
2008	296,515
2009	260,129
2010	219,387
2011	176,118
Thereafter	469,906

Total future minimum base rentals	$1,577,140

The above future minimum lease payments exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2007	December 31, 2006
Accounts payable	$33,512	$32,978
Accrued interest payable	12,735	12,701
Deferred revenue	4,818	6,057

	$51,065	$51,736

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

7. Secured Notes Payable

In June 2007, we borrowed an additional $150 million of long term variable rate debt. This included an increase of $132 million in our existing loan facilities with Fannie Mae, plus additional loan facilities with Fannie Mae totaling $18 million. These loans are secured by our residential properties with maturity dates ranging from June 1, 2012 to June 1, 2017. Concurrent with the incremental borrowings, we entered into interest rate contracts to swap the underlying variable rates to fixed rates. These contracts are designated as hedges and result in a weighted average fixed interest rate of approximately 5.87%.

A summary of our secured notes payable is as follows:

Type of Debt	June 30, 2007		December 31, 2006	Fixed/Floating Rate	Effective Annual Interest Rate(1)	Maturity Date		Swap Maturity Date
Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)	$2,300,000	(3)	$2,300,000	LIBOR + 0.85%	5.20%	09/01/12		08/01/10-
								08/01/12
Fannie Mae Loan I(4)	293,000		293,000	DMBS + 0.60%	4.76	06/01/12	(5)	08/01/11
Fannie Mae Loan II(4)	75,000		75,000	DMBS + 0.76%	4.93	02/01/15		08/01/11
Fannie Mae Loan III(4)	82,000		82,000	LIBOR + 0.62%	5.70	02/01/16		03/01/12
Fannie Mae Loan IV(4)	95,080	(6)	—	DMBS + 0.60%	5.86	06/01/12		08/01/11
Fannie Mae Loan V(4)	36,920	(6)	—	DMBS + 0.60%	5.86	02/01/15		08/01/11
Fannie Mae Loan VI(4)	18,000	(6)	—	LIBOR + 0.62%	5.90	06/01/17		06/01/12

Subtotal	2,900,000		2,750,000		5.20%
Variable Rate:
Senior Secured Revolving Credit Facility	—		10,000	LIBOR + 0.70%	—	10/30/09		—

Subtotal	2,900,000	(7)	2,760,000
Add: Unamortized Non-Cash Loan Premium(8)	27,497		29,702

Total	$2,927,497		$2,789,702

(1)	Includes the effect of interest rate contracts. Based on actual/365-day basis and excludes amortization of loan fees and unused fees on credit line.

(2)	Secured by seven separate cross collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.

(3)

Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.

(4)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.

(5)	The maturity date was extended by five months in conjunction with the $150 million of incremental loans entered into during the second quarter of 2007.

(6)	Represents part of $150 million in incremental borrowings made during the second quarter of 2007.

(7)	The weighted average remaining life of our outstanding debt is 5.3 years. The weighted average remaining life of the interest rate swaps associated with this balance is 3.7 years.

(8)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at June 30, 2007 are as follows:

July 1, 2007 to December 31, 2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	2,900,000

Total future principal	$2,900,000

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

8. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $2.90 billion to protect against interest rate fluctuations on existing variable-rate term loan facilities. These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows. Unrealized gains of $42.7 million and $30.8 million were recorded in accumulated other comprehensive income in our consolidated balance sheets, representing the increase in fair value of the cash flow hedges for the three and six months ended June 30, 2007, respectively. An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

The components of comprehensive income consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Douglas Emmett, Inc.	Predecessor	Douglas Emmett, Inc.	Predecessor
Net (loss) income	$(1,260)	$5,329	$(4,533)	$17,821
Cash flow hedge adjustment	42,673	—	30,785	—

Comprehensive income	$41,413	$5,329	$26,252	$17,821

We also have additional interest rate swaps that were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods. The fair value of these derivatives decreased $2.9 million and $6.5 million for the three and six months ended June 30, 2007, respectively, representing the realization of the pre-IPO fair value of the swaps over their remaining term. These amounts were recorded in interest expense. Prior to our IPO, the existing interest rate swaps were marked to their market value through gain on investments in interest contracts, net, in the amounts of $25.0 million and $60.0 million for the three and six months ended June 30, 2006, respectively.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

9. Equity Repurchases

During the second quarter of 2007, we repurchased approximately 2.0 million share equivalents in private transactions for a total consideration of approximately $49.4 million.

10. Related-Party Transactions

During the six months ended June 30, 2007, there were no related-party transactions.

Our predecessor paid $2.74 million and $3.95 million in real estate commissions to an operating company owned by the stockholders of DERA for the three and six months ended June 30, 2006, respectively. The commissions paid to that operating company were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheets for the period prior to our IPO. This operating company was acquired by us in the formation transactions.

Our predecessor contributed its share of discretionary profit-sharing contributions (subject to statutory limitations), totaling $100 and $192 for the three and six months ended June 30, 2006, respectively, for services rendered by employees of an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions.

Property management fees related to management services were paid to an operating company owned by the stockholders of DERA. This operating company was acquired by us in the formation transactions. The management fees are based upon percentages of the rental cash receipts collected by the properties. The fees range from 1.75% to 4.00% of the cash receipts. Our predecessor expensed $2.46 million and $4.71 million in such property management fees for the three and six months ended June 30, 2006, respectively.

Our predecessor contracted with an operating company owned by the stockholders of DERA to provide building and tenant improvement work. This operating company was acquired by us in the formation transactions. For the three and six months ended June 30, 2006, $3.14 million and $4.83 million was paid to the operating company for contracting work performed. This amount was included in the cost basis of buildings and tenant improvements in the consolidated balance sheet of our predecessor.

Our predecessor leased approximately 26,785 square feet of office space to two operating companies owned or controlled by the stockholders of DERA. These operating companies were acquired by us in the formation transactions. The rents from these leases totaled $195 and $390 for the three and six months ended June 30, 2006, respectively.

On March 15, 2006, DERA’s stockholders contributed $60 million to DERA in the form of promissory notes. As part of our IPO and formation transactions, these notes were paid in full.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

11. Commitments and Contingencies

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

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of June 30, 2007, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Future Minimum Lease Payments

We lease (and during 2006, our predecessor leased) portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2006 Annual Report on Form 10-K. During the second quarter of 2007, we obtained a fourth ground leasehold in conjunction with our acquisition of the Century City building described in Note 3. We and our predecessor expensed ground lease payments in the amount of $843 and $855 for the three months ended June 30, 2007 and 2006, respectively and $1,704 and $1,676 for the six months ended June 30, 2007 and 2006, respectively.

The following is a schedule of minimum ground lease payments as of June 30, 2007:

July 1, 2007 to December 31, 2007	$1,589
2008	3,178
2009	3,309
2010	3,335
2011	3,335
Thereafter	112,004

Total future minimum ground lease payments	$126,750

Tenant Concentrations

For the six months ended June 30, 2007 and 2006, no tenant exceeded 10% of either our or our predecessor’s total cash rents.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

12. Segment Reporting

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

	Douglas Emmett, Inc.			Predecessor
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$109,344	$17,405	$126,749	$89,359	$14,208	$103,567
Percentage of total	86%	14%	100%	86%	14%	100%
Rental expenses	$31,124	$3,872	$34,996	$31,702	$4,463	$36,165
Percentage of total	89%	11%	100%	88%	12%	100%
Rental revenues less rental expenses	$78,220	$13,533	$91,753	$57,657	$9,745	$67,402
Percentage of total	85%	15%	100%	86%	14%	100%

	Douglas Emmett, Inc.			Predecessor
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$219,914	$34,410	$254,324	$179,453	$26,724	$206,177
Percentage of total	86%	14%	100%	87%	13%	100%
Rental expenses	$64,090	$8,795	$72,885	$61,132	$8,696	$69,828
Percentage of total	88%	12%	100%	88%	12%	100%
Rental revenues less rental expenses	$155,824	$25,615	$181,439	$118,321	$18,028	$136,349
Percentage of total	86%	14%	100%	87%	13%	100%

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

The following is a reconciliation of rental revenues less rental expenses to net (loss) income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Douglas Emmett, Inc.	Predecessor	Douglas Emmett, Inc.	Predecessor
Rental revenues less rental expenses	$91,753	$67,402	$181,439	$136,349
Add:
Interest and other income	372	1,327	454	2,548
Gain on investments in interest rate contracts, net	—	25,024	—	59,967
Deficit recovery from minority partners, net	—	(1,521)	—	6,248
Less:
General and administrative expenses	(5,120)	(1,431)	(10,162)	(3,136)
Interest expense	(38,313)	(30,001)	(76,615)	(58,055)
Depreciation and amortization	(50,494)	(27,833)	(101,615)	(53,616)
Minority interests	542	(23,613)	1,966	(64,434)
Preferred minority investor	—	(4,025)	—	(8,050)

Net (loss) income	$(1,260)	$5,329	$(4,533)	$17,821

13. Subsequent Events

During July 2007, we repurchased approximately 4.3 million additional share equivalents in private transactions for total consideration of approximately $105.0 million. We may make additional purchases of our share equivalents from time to time, but do not have any commitments to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to management. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

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

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2006 and June 30, 2007, and for the three and six months ended June 30, 2007, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005 which did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006. For a detailed description of this transaction and our resulting organization, see footnote 1 “Organization and Basis of Presentation” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and footnote 1 “Organization and Description of Business” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K. The financial statements for the three and six months ended June 30, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO. Because the 2007 and 2006 periods reflect significant differences in both the assets included and accounting, the results are in many cases not directly comparable and we urge readers to be even more than usually cautious in using them to predict future results.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. and our predecessor are based upon their respective consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties in connection with the IPO. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We have not made any material changes to these policies as previously disclosed.

Historical Results of Operations

Overview

We are a fully integrated, self-administered and self-managed REIT and one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. Our presence in Los Angeles and Honolulu is the result of a consistent and focused strategy of identifying submarkets that are supply constrained, have high barriers to entry and exhibit strong economic characteristics such as population and job growth and a diverse economic base. Los Angeles County represents the nation’s second largest office market with a total inventory of approximately 368 million rentable square feet. The Honolulu Central Business District has the largest concentration of institutional quality office space in Hawaii, totaling over 5.2 million rentable square feet. In our office portfolio, we focus primarily on owning and acquiring a substantial share of top-tier office properties within submarkets located near high-end executive housing and key lifestyle amenities. In our multifamily portfolio, we focus primarily on owning and acquiring select properties at premier locations within these same submarkets. Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Significant transactions that impact our results of operations since filing our 2006 Annual Report on Form 10-K include the acquisition of an office property and incremental borrowings of $150 million. In May 2007, we acquired a Class A office building of approximately 50,000 square feet located in our Century City submarket for a contract price of $32 million. The building is currently 100% leased through December 2019. This acquisition was funded with amounts drawn on our revolving credit facility. The revolver was subsequently repaid at the beginning of June 2007 with a portion of the proceeds from our incremental $150 million borrowings secured by our residential properties. During the second quarter of 2007, we repurchased approximately 2.0 million share equivalents in private transactions for a total consideration of approximately $49.4 million. During July 2007, we repurchased approximately 4.3 million additional share equivalents in private transactions for total consideration of approximately $105.0 million. We may make additional purchases from time to time in private transactions or in the public markets, but do not have any commitments to do so. See “Liquidity and Capital Resources” below.

As discussed under “Basis of Presentation” above, our results of operations for 2007 periods contain the consolidated results of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership, while our results of operations for 2006 periods reflect those of our predecessor, which includes the accounts of DERA and the institutional funds. Our results of operations in the first half of 2007 and 2006 were significantly affected by our acquisition and repositioning activities in both years. As a consequence, our results are not comparable from period to period due to the varying timing of acquisitions, including the eight properties acquired at the time of our IPO, and the impact of lease-up periods or increased vacancy resulting from repositioning activities.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at June 30, 2007 our office portfolio consisted of 47 properties with approximately 11.6 million rentable square feet, including an approximate 50,000 square foot building that we acquired in May 2007 in our Century City submarket, and our multifamily portfolio consists of nine properties with a total of 2,868 units. As of June 30, 2007, our office portfolio was 95.7% leased, and our multifamily properties were 99.5% leased. Our office portfolio contributed approximately 84.8% of our annualized rent as of June 30, 2007, while our multifamily portfolio contributed the remaining 15.2%. As of June 30, 2007, our Los Angeles County office and multifamily portfolio contributed approximately 90.9% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed the remaining 9.1%.

Our repositioning efforts impacted our operating results in both 2006 and 2007. Upon completion of our repositioning efforts, we expect that we will be able to stabilize occupancy at these properties at levels consistent with the rest of our portfolio. In our office portfolio, our repositioning properties include the results of Warner Center Towers, The Trillium and Bishop Place for all periods presented. In addition, Harbor Court was a repositioning property during 2006. Our office acquisition properties consist of four properties acquired at the time of our IPO in October 2006 (Brentwood Court, Brentwood Plaza, Brentwood San Vicente Medical and San Vicente Plaza) and one additional office property acquired in May 2007, as described above. In addition, in our multifamily portfolio, we acquired four properties during the periods being reported: Royal Kunia in March 2006 and Barrington/Kiowa, Barry and Kiowa at the time of our formation transactions in October 2006. During the periods presented, we had no multifamily repositioning properties.

In the second quarter of 2007, based on our most recent judgment of the ongoing reassessment process, we reduced the accrual for property tax expenses expected to result from the reassessment of properties in connection with our IPO. However, until that process is final, our accruals are only estimates of the actual outcome. We will continue to evaluate potential increases in property taxes and will adjust future accruals if we believe appropriate.

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006

Revenue

Office Revenue

Total Office Revenue. Total office revenue consists of rent, tenant recoveries and parking and other income. Total office portfolio revenue increased by $19.9 million, or 22.4%, to $109.3 million for the three months ended June 30, 2007 compared to $89.4 million for the three months ended June 30, 2006 for the reasons described below.

Rent. Rent includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income. Total office portfolio rent increased by $18.1 million, or 24.2%, to $92.9 million for the three months ended June 30, 2007 compared to $74.8 million for the three months ended June 30, 2006, primarily due to incremental rent from the four properties acquired in the fourth quarter of 2006 and one property acquired in the second quarter of 2007, as described above, and gains in occupancy at our four repositioning properties. Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to gains in occupancy and increases in average rental rates for new and renewal leases signed since April 1, 2006. In addition, we recognized approximately $7.8 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $0.6 million, or 11.5%, to $5.4 million for the three months ended June 30, 2007 compared to $4.8 million for the three months ended June 30, 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006 and one property acquired in the second quarter of 2007, as described above. The overall increase also reflects increases in tenant recoveries at our repositioning properties due to increases in occupancy and recoveries related to increases in operating expenses, as discussed below, for the remainder of our office portfolio.

Parking and Other Income. Total office portfolio parking and other income increased by $1.3 million, or 13.3%, to $11.1 million for the three months ended June 30, 2007 compared to $9.8 million for the three months ended June 30, 2006. This increase was primarily due to gains in occupancy in our repositioning properties and parking rate increases implemented across the portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $3.2 million, or 22.5%, to $17.4 million for the three months ended June 30, 2007 compared to $14.2 million for the three months ended June 30, 2006, primarily due to the four multifamily property acquisitions in our formation transactions. In addition, a significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out. A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units,” since April 1, 2006. The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants. In addition, we recognized approximately $1.9 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses

Office Expense. Total portfolio office expense decreased by $0.6 million, or 1.8%, to $31.1 million for the three months ended June 30, 2007 compared to $31.7 million for the three months ended June 30, 2006, reflecting higher utilities costs in 2006, as the summer of 2006 was warmer than average, partially offset by higher costs in 2007 as a result of additional properties in our portfolio.

Multifamily Expense. Total multifamily portfolio expense decreased by $0.6 million, or 13.2%, to $3.9 million for the three months ended June 30, 2007 compared to $4.5 million for the three months ended June 30, 2006, primarily due to higher expenses in 2006 related to timing of repairs and maintenance projects partially offset by incremental expenses at the three multifamily properties acquired at the time of our IPO, as described above.

General and Administrative. General and administrative expenses for the three months ended June 30, 2007 increased $3.7 million to $5.1 million for the three months ended June 30, 2007 compared to $1.4 million for the three months ended June 30, 2006. The increase is primarily due to publicly-traded REIT related costs subsequent to our IPO, including legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley.

Depreciation and Amortization. Depreciation and amortization expense increased $22.7 million, or 81.4%, to $50.5 million for the three months ended June 30, 2007 compared to $27.8 million for the three months ended June 30, 2006. The increase was primarily due to incremental depreciation related to the nine office and multifamily property acquisitions described above, as well as depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net gain of $25.0 million on investments in interest rate contracts for the three months ended June 30, 2006 due to changes in the fair market value of our in place interest rate swap contracts during the applicable three-month period. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts. Therefore, no comparable gain or loss was recognized during the three months ended June 30, 2007.

Interest Expense. Interest expense increased $8.3 million, or 27.7%, to $38.3 million for the three months ended June 30, 2007 compared to $30.0 million for the three months ended June 30, 2006. The increase was primarily due to an increase in our average outstanding debt related to $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO and the $150 million of incremental debt borrowed during the second quarter of 2007 to fund repurchases of equity and the purchase of our new property in Century City. The remaining increase in interest expense was primarily due to borrowings outstanding under our corporate revolver during the three months ended June 30, 2007.

Deficit Distribution to Minority Partners, Net. Deficit distribution to minority partners, net was a $1.5 million net distribution for the three months ended June 30, 2006. The expense was primarily due to distributions to limited partners exceeding the net income attributable to the limited partners in three of the institutional funds. This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests. Minority interest income totaling $0.5 million was recognized for the three months ended June 30, 2007 compared to a $27.6 million expense for the three months ended June 30, 2006 resulting in a net difference of $28.1 million. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor. The amount in 2007 represents the portion of results attributable to minority ownership interests in our operating partnership by holders of OP units.

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

Revenue

Office Revenue

Total Office Revenue. Total office portfolio revenue increased by $40.4 million, or 22.5%, to $219.9 million for the six months ended June 30, 2007 compared to $179.5 million for the six months ended June 30, 2006 for the reasons described below.

Rent. Total office portfolio rent increased by $34.0 million, or 22.6%, to $184.5 million for the six months ended June 30, 2007 compared to $150.5 million for the six months ended June 30, 2006, primarily due to incremental rent from the four properties acquired in the fourth quarter of 2006 and one property acquired in the second quarter of 2007, as described above, and gains in occupancy at our four repositioning properties. Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to gains in occupancy and increases in average rental rates for new and renewal leases signed since January 1, 2006. In addition, we recognized approximately $15.4 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $4.3 million, or 48.5%, to $13.2 million for the six months ended June 30, 2007 compared to $8.9 million for the six months ended June 30, 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006, as described above. The overall increase is also attributable to increases in tenant recoveries at our repositioning properties due to increases in occupancy and recoveries related to increases in operating expenses, as discussed below, for the remainder of our office portfolio.

Parking and Other Income. Total office portfolio parking and other income increased by $2.2 million, or 10.8%, to $22.2 million for the six months ended June 30, 2007 compared to $20.0 million for the six months ended June 30, 2006. This increase was primarily due to gains in occupancy in our repositioning properties and parking rate increases implemented across the portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily portfolio revenue increased by $7.7 million, or 28.8%, to $34.4 million for the six months ended June 30, 2007 compared to $26.7 million for the six months ended June 30, 2006, primarily due to the four multifamily property acquisitions in our formation transactions, as well as Villas at Royal Kunia, which we acquired in March 2006. In addition, a portion of the multifamily increase was due to the rollover to market rents of several “Pre-1999 Units” since January 1, 2006. The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants. In addition, we recognized approximately $3.8 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses

Office Expense. Total portfolio office expense increased by $3.0 million, or 4.8%, to $64.1 million for the six months ended June 30, 2007 compared to $61.1 million for the six months ended June 30, 2006, reflecting the additional properties acquired at our IPO, increases in contractual expenses, including janitorial and security costs, and higher insurance costs in 2007 as a result of industry wide rate increases, partially offset by higher utilities costs in 2006.

Multifamily Expense. Total multifamily portfolio expense increased by $0.1 million, or 1.1%, to $8.8 million for the six months ended June 30, 2007 compared to $8.7 million for the six months ended June 30, 2006, primarily due to incremental expenses at the four multifamily property acquisitions described above, almost entirely offset by higher expenses in 2006 related to the timing of repairs and maintenance projects.

General and Administrative. General and administrative expenses for the six months ended June 30, 2007 increased $7.0 million to $10.2 million for the six months ended June 30, 2007 compared to $3.1 million for the six months ended June 30, 2006. The increase is primarily due to publicly-traded REIT related costs subsequent to our IPO, including legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley.

Depreciation and Amortization. Depreciation and amortization expense increased $48.0 million, or 89.5%, to $101.6 million for the six months ended June 30, 2007 compared to $53.6 million for the six months ended June 30, 2006. The increase was primarily due to incremental depreciation related to the nine office and multifamily property acquisitions described above, as well as depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net gain of $60.0 million on investments in interest rate contracts for the six months ended June 30, 2006 due to changes in the fair market value of our in place interest rate swap contracts during the applicable six-month period. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts. Therefore, no comparable gain or loss was recognized during the six months ended June 30, 2007.

Interest Expense. Interest expense increased $18.6 million, or 32.0%, to $76.6 million for the six months ended June 30, 2007 compared to $58.1 million for the six months ended June 30, 2006. The increase was primarily due to an increase in our average outstanding debt related to $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO. Additional interest expense was recorded on $150 million of incremental debt borrowed during the second quarter of 2007 to fund repurchases of equity and the purchase of our new property in Century City. The remaining increase in interest expense was primarily due to borrowings outstanding under our corporate revolver during the six months ended June 30, 2007.

Deficit Recovery from Minority Partners, Net. Deficit recovery from minority partners, net was a $6.3 million net recovery for the six months ended June 30, 2006. The revenue was primarily due to the net income attributable to limited partners exceeding distributions to the limited partners in three of the institutional funds, resulting in the reversal of a portion of the deficit distribution expense incurred in prior periods. This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests. Minority interest income totaling $2.0 million was recognized for the six months ended June 30, 2007 compared to a $72.5 million expense for the six months ended June 30, 2006 resulting in a net difference of $74.5 million. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor. The amount in 2007 represents the portion of results attributable to minority ownership interests in our operating partnership by holders of OP units.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

In June 2007, we borrowed an additional $150 million of long term variable rate debt. This included an increase of $132 million in our existing loan facilities with Fannie Mae, plus additional loan facilities with Fannie Mae totaling $18 million. These loans are secured by our residential properties with maturity dates ranging from June 1, 2012 to June 1, 2017. Concurrent with the incremental borrowings, we entered into interest rate contracts to swap the underlying variable rates to fixed rates. These contracts are designated as hedges and result in a weighted average fixed interest rate of approximately 5.87%.

We had total indebtedness of $2.9 billion at June 30, 2007 excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor. Our debt increased $140 million from December 31, 2006 as a result of $150 million of incremental borrowings during the second quarter of 2007, net of amounts repaid under our revolving credit facility. At June 30, 2007, all of our debt other than our revolving credit facility was effectively fixed through the use of interest rate swaps at a weighted average effective rate of 5.20%. See footnote 7 to our consolidated financial statements in this quarterly report for a summary of our outstanding debt. In addition to our outstanding debt at June 30, 2007, we also have available to us a $250 million senior secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC, which contains an accordion feature that allows us to increase availability to $500 million under specified circumstances. This revolving credit facility has a three year term with two one-year extensions and an effective rate of LIBOR plus 70 basis points if the outstanding amount is less than $175 million and LIBOR plus 80 basis points if the amount outstanding is greater than $175 million. We intend to use our revolving credit facility for general corporate purposes, including funding acquisitions, redevelopment and repositioning opportunities, funding tenant improvements and capital expenditures, funding recapitalizations and providing working capital. On June 30, 2007, there was no outstanding balance on our revolving credit facility.

At June 30, 2007, our total borrowings under secured loans represented 41.8% of our total market capitalization of $6.9 billion. Total market capitalization includes our consolidated debt, excluding the unamortized loan premium, and the value of common stock and operating partnership units each based on our common stock closing price on the New York Stock Exchange of $24.74 per share on June 29, 2007, the last trading day of the quarter.

During the second quarter of 2007, we repurchased approximately 2.0 million share equivalents in private transactions for a total consideration of approximately $49.4 million. During July 2007, we repurchased approximately 4.3 million additional share equivalents in private transactions for total consideration of approximately $105.0 million. We may make additional purchases from time to time in private transactions or in the public markets, but do not have any commitments to do so.

The nature of our business, and the requirement imposed by REIT rules that we distribute a substantial majority of our taxable income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. We intend to pay an annual dividend of $0.70 per share. Thus far during calendar year 2007, we have paid first and second quarter dividends each of $0.175 per share. In addition, on January 15, 2007 we paid a dividend of $0.12 per share, which represents the prorated quarterly dividend for the period from October 31, 2006 to December 31, 2006.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for distributions to our stockholders, acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, any equity repurchases and repayment of indebtedness at maturity. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.

Cash Flows

Net cash provided by operating activities increased $9.2 million to $79.2 million for the six months ended June 30, 2007 compared to $70.0 million for the six months ended June 30, 2006. The increase reflects higher net cash flow from existing properties that generated higher quarter over quarter results, as described in results of operations above, as well as incremental net cash flow from acquired properties. This increase was partially offset by higher payments of financing costs in 2007 as a result of a greater average outstanding debt balance.

Net cash used in investing activities decreased $79.8 million to $58.5 million for the six months ended June 30, 2007 compared to $138.3 million for the six months ended June 30, 2006. The decrease was primarily due to a lower level of spending on property acquisitions in the first six months of 2007 in comparison to the first six months of 2006 as described in footnote 3 to our consolidated financial statements in this quarterly report.

Cash flow provided by financing activities decreased $19.8 million to $40.8 million for the six months ended June 30, 2007 compared to $60.6 million for the six months ended June 30, 2006. The decrease in cash provided by financing activities during 2007 is due to a lower level of acquisition activity in comparison to 2006 partially offset by additional borrowings used to fund dividend payments and equity repurchases.

Contractual Obligations

During the second quarter of 2007, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first six months of 2007, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2006 and the first six months of 2007, we made many changes to our accounting and finance environment in order to meet our new obligations as a public company. Although we had been preparing audited financial statements for many years, they did not need to comply with all of the requirements imposed on public companies. For example, our predecessor historically prepared financial statements for its funds on a “fair value” basis, which differs from the “historical cost” basis on which we now report. These changes and our new obligations as a public company required an expansion of our finance and accounting staff as well as changes in our disclosure controls and procedures during 2006 and the first six months of 2007.

We anticipate further changes to our accounting and finance environment during the remainder of 2007 including the expansion of our accounting and finance staff. In particular, we were not required to comply with Section 404 of the Sarbanes Oxley Act of 2002 with respect to 2006, but will have to do so by the end of 2007. This will require us to document our internal controls over financial reporting. We also intend to take steps to make our internal controls and procedures more efficient through system improvements and automation. For example, because our current accounting software was better adapted to our predecessor’s needs, we intend to upgrade to a new accounting software package which is more commonly used by public REITs. As a result, during 2007 we will continue to make refinements to our disclosure controls and procedures as well as our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Sales. We did not make any unregistered sales of our securities during the quarter ended June 30, 2007.

Purchases. We made the following purchases of our share equivalents during the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)
April 2007	—	—
May 2007	772,001	$24.50
June 2007	1,242,936	$24.50
Total	2,014,937	$24.50

These purchases were not made pursuant to a publicly announced program. All purchases were made in private unsolicited transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 31, 2007. Approximately 86% of the eligible shares were voted. A detailed description of the matters voted upon at the meeting is contained in our proxy statement, which was filed with the Securities and Exchange Commission on April 19, 2007. The voting results for each of the proposals are as follows:

Proposal	For	Withheld/ Against	Abstain	Broker Non-Vote
1. Election of directors
Dan A. Emmett	95,289,108	4,127,082
Jordan L. Kaplan	95,703,274	3,712,916
Kenneth M. Panzer	95,267,693	4,148,497
Leslie E. Bider	95,195,019	4,221,171
Victor J. Coleman	95,194,519	4,221,671
Ghebre Selassie Mehreteab	95,702,971	3,713,219
Thomas E. O’Hern	88,440,506	10,975,684
Dr. Andrea Rich	87,935,113	11,481,077
William Wilson III	95,701,806	3,714,384
2. Ratification of Ernst & Young LLP as independent registered public accounting firm	99,390,383	13,430	12,377

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Discount MBS Multifamily Note for $153,630,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007.

10.2	Amended and Restated Discount MBS Multifamily Note for $46,400,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007.

10.3	Amended and Restated Discount MBS Multifamily Note for $43,440,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007.

10.4	Amended and Restated Discount MBS Multifamily Note for $144,610,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007.

10.5	Discount MBS Multifamily Note for $111,920,000 between Fannie Mae and DEG Residential, LLC, dated June 1, 2007.

10.6	Adjustable Rate Multifamily Note for $7,750,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007.

10.7	Adjustable Rate Multifamily Note for $7,150,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007.

10.8	Adjustable Rate Multifamily Note for $3,100,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)

In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10 Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date: August 9, 2007	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer