Form 10-Q
period 2007-09-30
Douglas Emmett Inc
filed 2007-11-07
CIK 1364250

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007
Common Shares of beneficial interest, $0.01 par value per share	109,833,903 shares

DOUGLAS EMMETT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Douglas Emmett, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Investment in real estate
Land	$817,249	$813,599
Buildings and improvements	4,898,278	4,863,955
Tenant improvements and leasing costs	442,426	411,063

	6,157,953	6,088,617
Less: accumulated depreciation	(184,765)	(32,521)

Net investment in real estate	5,973,188	6,056,096
Cash and cash equivalents	2,049	4,536
Tenant receivables, net	794	4,160
Deferred rent receivables, net	16,669	3,587
Interest rate contracts	76,156	76,915
Acquired lease intangible assets, net	26,936	34,137
Other assets	26,531	20,687

Total assets	$6,122,323	$6,200,118

Liabilities
Secured notes payable, including loan premium	$2,965,471	$2,789,702
Accounts payable and accrued expenses	64,514	51,736
Security deposits	30,566	28,670
Acquired lease intangible liabilities, net	226,513	263,649
Interest rate contracts	49,725	6,278
Dividends payable	19,221	13,801

Total liabilities	3,356,010	3,153,836
Minority interests	857,407	934,509
Stockholders’ equity
Common stock, $.01 par value 750 million shares authorized, 109,833,903 and 115,005,860 shares outstanding at September 30, 2007 and December 31, 2006, respectively.	1,098	1,150
Additional paid-in capital	2,144,786	2,144,600
Accumulated other comprehensive income	(33,903)	415
Accumulated deficit	(203,075)	(34,392)

Total stockholders’ equity	1,908,906	2,111,773

Total liabilities and stockholders’ equity	$6,122,323	$6,200,118

The accompanying notes are an integral part of the consolidated financial statements

Douglas Emmett, Inc.

Consolidated Statements of Operations

(Unaudited and in thousands, except for share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	Douglas Emmett, Inc.	The Predecessor	Douglas Emmett, Inc.	The Predecessor
Revenues
Office rental
Rental revenues	$94,592	$76,922	$279,088	$227,441
Tenant recoveries	6,704	4,364	19,924	13,267
Parking and other income	12,137	8,967	34,335	28,998

Total office revenues	113,433	90,253	333,347	269,706
Multifamily rental
Rental revenues	16,994	14,126	50,387	40,026
Parking and other income	505	485	1,522	1,309

Total multifamily revenues	17,499	14,611	51,909	41,335

Total revenues	130,932	104,864	385,256	311,041
Operating Expenses
Office expense	32,817	34,490	96,907	95,622
Multifamily expense	4,332	4,763	13,127	13,459
General and administrative	5,862	10,415	16,024	13,551
Depreciation and amortization	50,629	31,604	152,244	85,220

Total operating expenses	93,640	81,272	278,302	207,852

Operating income	37,292	23,592	106,954	103,189
(Loss) gain on investments in interest contracts, net	—	(53,975)	—	5,992
Interest and other income	205	1,426	659	3,974
Interest expense	(41,504)	(28,508)	(118,119)	(86,563)
Deficit distributions to minority partners, net	—	(11,554)	—	(5,306)

(Loss) income before minority interests	(4,007)	(69,019)	(10,506)	21,286
Minority Interests
Minority interests	1,222	47,338	3,188	(17,096)
Preferred minority investor	—	(4,025)	—	(12,075)

Net loss	$(2,785)	(25,706)	$(7,318)	$(7,885)

Net loss per common share – basic and diluted	$(0.03)	(395)	$(0.06)	$(121)

Dividends declared per common share	$0.175	—	$0.525	$—

Weighted average shares of common stock outstanding – basic and diluted	110,956,113	65	113,593,114	65

The accompanying notes are an integral part of the consolidated financial statements

Douglas Emmett, Inc.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Douglas Emmett, Inc.	The Predecessor
	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Operating Activities
Net loss	$(7,318)	$(7,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships	(3,188)	29,171
Deficit distributions to minority partners	—	5,306
Depreciation and amortization	152,244	85,220
Net accretion of acquired lease intangibles	(29,933)	(1,446)
Amortization of deferred loan costs	782	2,304
Amortization of loan premium	(3,331)	—
Non-cash market value adjustment on interest rate contracts	9,466	(5,992)
Non-cash amortization of stock-based compensation	1,884	—
Change in working capital components:
Tenant receivables	3,366	287
Deferred rent receivables	(13,082)	(6,518)
Accounts payable, accrued expenses and security deposits	18,337	14,287
Other	(4,955)	(6,696)

Net cash provided by operating activities	124,272	108,038

Investing Activities
Capital expenditures and property acquisitions	(72,578)	(153,303)

Net cash used in investing activities	(72,578)	(153,303)

Financing Activities
Proceeds from borrowings	249,800	82,000
Deferred loan costs	(1,672)	(1,253)
Repayment of borrowings	(73,000)	—
Net change in short-term borrowings	2,300	—
Contributions by minority interests	—	33,264
Distributions to minority interests	(23,304)	(50,621)
Redemption of minority interests	(29,211)	—
Distributions to stockholders	—	(7,096)
Repurchase of common stock	(125,185)	—
Cash dividends	(53,909)	—

Net cash (used in) provided by financing activities	(54,181)	56,294

(Decrease) increase in cash and cash equivalents	(2,487)	11,029
Cash and cash equivalents at beginning of period	4,536	108,282

Cash and cash equivalents at end of period	$2,049	$119,311

Supplemental disclosure of non-cash financing information
Notes receivable from stockholders	$—	$(60,000)
Contribution of notes receivable from stockholders	—	60,000

The accompanying notes are an integral part of the consolidated financial statements.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

1. Organization and Basis of Presentation

Douglas Emmett, Inc., a Maryland corporation formed on June 28, 2005, is a fully integrated, self-administered, and self-managed Real Estate Investment Trust (REIT). We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate. As of September 30, 2007, we owned a portfolio of 47 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii. We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

The historical financial results for the three and nine months ended September 30, 2006 in these financial statements relate to our accounting predecessor only. Our predecessor includes Douglas Emmett Realty Advisors, Inc. (DERA) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds.” For the period prior to our IPO presented herein, DERA was the general partner and was responsible for the asset management of the institutional funds.

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

The accompanying consolidated financial statements as of December 31, 2006 and September 30, 2007, and for the three and nine months ended September 30, 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. The financial statements for the three and nine months ended September 30, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO as discussed in Note 1. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133 Accounting for Derivative Instruments and Hedging Activities (FAS No. 133, as amended by FAS No. 138). The statement requires our predecessor to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. Changes in the fair value of derivatives which are hedges, depending on the nature of the hedge, are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, a component of stockholders’ equity (deficit) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Our predecessor’s investments in interest rate swap and interest rate cap contracts did not qualify as effective hedges, and consequently the changes in such contracts’ fair market values were being recorded in earnings. See Note 8.

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

After the completion of our IPO and formation transactions, the continuing investors (including our predecessor principals and our executive officers) that elected to own units in our operating partnership, as well as persons receiving such units in subsequent transactions, comprise the minority interests in our operating partnership

Earnings Per Share (EPS)

Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. Since we are in a net loss position during the three and nine months ended September 30, 2007, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding. The sum of basic EPS for the first three quarters of 2007 differs from the year to date EPS due to the required method of computing EPS in the respective periods.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

Recently Issued Accounting Literature

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at September 30, 2007.

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

3. Acquisitions

In May 2007, we acquired an approximate 50,000 rentable square foot Class A office building located in our Century City submarket for a contract price of $32 million. We obtained the ground leasehold in the property and the option to acquire fee title to the land for a fixed price of $800,000 in conjunction with the acquisition. We intend to exercise this option by the end of 2007. The building is currently 100% leased through December 2019. In March 2006, the predecessor acquired a multifamily property in Honolulu, Hawaii. The aggregate acquisition costs of this property approximated $113.7 million. The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	2007 Acquisition	2006 Acquisition
Investment in real estate:
Land	$3,650	$42,887
Buildings and improvements	26,274	68,394
Tenant improvements and other in-place lease assets	3,024	2,982
Tenant receivables and other assets	24	579
Accounts payable, accrued expenses and tenant security deposits	(988)	(849)
Acquired lease intangible liabilities	—	(263)

Net acquisition cost	$31,984	$113,730

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	September 30, 2007	December 31, 2006
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(8,960)	(1,817)
Below-market ground leases	3,198	3,198
Accumulated amortization	(72)	(14)

Acquired lease intangible assets, net	$26,936	$34,137

Below-market tenant leases	$256,151	$256,151
Accumulated accretion	(44,268)	(8,353)
Above-market ground leases	16,200	16,200
Accumulated accretion	(1,570)	(349)

Acquired lease intangible liabilities, net	$226,513	$263,649

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	September 30, 2007	December 31, 2006
Deferred loan costs, net of accumulated amortization of $950 and $168 at September 30, 2007 and December 31, 2006, respectively	$5,246	$4,356
Restricted cash	2,841	2,827
Prepaid interest	6,621	4,953
Prepaid expenses	5,113	3,291
Interest receivable	3,368	3,015
Other indefinite-lived intangible	1,988	1,988
Other	1,354	257

	$26,531	$20,687

We and our predecessor incurred deferred loan cost amortization expense of $282 and $625 for the three months ended September 30, 2007 and 2006, respectively and $782 and $2,304 for the nine months ended September 30, 2007 and 2006, respectively. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Minimum Future Lease Rentals

We and our predecessor have leased space to tenants primarily under noncancelable operating leases which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We and our predecessor have leased space to certain tenants under noncancelable leases which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended September 30, 2007 and 2006 totaled $251 and $190, respectively, and $872 and $763 for the nine months ended September 30, 2007 and 2006, respectively.

Future minimum base rentals on noncancelable office and ground operating leases at September 30, 2007 are as follows:

October 1, 2007 to December 31, 2007	$81,634
2008	315,551
2009	281,857
2010	240,663
2011	194,845
Thereafter	625,818

Total future minimum base rentals	$1,740,368

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options. In general, these leases provide for termination payments should the termination options be exercised. The preceding table is prepared assuming such options are not exercised.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2007	December 31, 2006
Accounts payable	$46,595	$32,978
Accrued interest payable	12,611	12,701
Deferred revenue	5,308	6,057

	$64,514	$51,736

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

A summary of our secured notes payable is as follows:

Type of Debt	September 30, 2007		December 31, 2006	Fixed/Floating Rate	Effective Annual Interest Rate(1)	Maturity Date		Swap Maturity Date
Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)(3)	$2,300,000	(3)	$2,300,000	LIBOR + 0.85%	5.20%	09/01/12		08/01/10-08/01/12
Fannie Mae Loan I(4)	293,000		293,000	DMBS + 0.60%	4.76	06/01/12	(5)	08/01/11
Fannie Mae Loan II(4)	75,000		75,000	DMBS + 0.76%	4.93	02/01/15		08/01/11
Fannie Mae Loan III(4)	82,000		82,000	LIBOR + 0.62%	5.70	02/01/16		03/01/12
Fannie Mae Loan IV(4)	95,080	(6)	—	DMBS + 0.60%	5.86	06/01/12		08/01/11
Fannie Mae Loan V(4)	36,920	(6)	—	DMBS + 0.60%	5.86	02/01/15		08/01/11
Fannie Mae Loan VI(4)	18,000	(6)	—	LIBOR + 0.62%	5.90	06/01/17		06/01/12

Subtotal	2,900,000	(7)	2,750,000		5.20%
Variable Rate:
Senior Secured Revolving Credit Facility(8)	39,100		10,000	LIBOR /Fed Funds +(9)	—	10/30/09		—

Subtotal	2,939,100		2,760,000
Unamortized Loan Premium(10)	26,371		29,702

Total	$2,965,471		$2,789,702

(1)	Includes the effect of interest rate contracts. Based on actual/365-day basis and excludes amortization of loan fees and unused fees on credit line.

(2)	Secured by seven separate cross collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.

(3)	Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.

(4)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.

(5)	The maturity date was extended by five months in conjunction with the $150 million of incremental loans entered into during the second quarter of 2007.

(6)	Represents part of $150 million in incremental borrowings made during the second quarter of 2007.

(7)	The weighted average remaining life of our outstanding debt is 5.1 years. The weighted average remaining life of the interest rate swaps associated with this balance is 3.5 years.

(8)	Loan is secured by nine properties and has two one-year extension options available.

(9)	This revolver bears interest at either LIBOR +0.70% or Fed Funds + 0.95% based on our election.

(10)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at September 30, 2007 are as follows:

October 1, 2007 to December 31, 2007	$—
2008	—
2009	39,100
2010	—
2011	—
Thereafter	2,900,000

Total future principal	$2,939,100

Senior Secured Revolving Credit Facility

We increased the availability of our secured revolving credit facility by $100 million in September 2007, and an additional $20 million in October 2007, to an aggregate of $370 million. Our secured revolving credit facility is with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, and bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less and at either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points if the amount outstanding is greater than $262.5 million. Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by $130 million, to $500 million, under specified circumstances. The facility bears interest at 15 basis points on the undrawn balance. The facility expires in 2009 with two one-year extensions at our option.

8. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $2.90 billion to protect against interest rate fluctuations on existing variable-rate term loan facilities. These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows. Unrealized losses of $65.1 million and $34.3 million were recorded in accumulated other comprehensive income in our consolidated balance sheets, representing the increase in fair value of the cash flow hedges for the three and nine months ended September 30, 2007, respectively. An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

The components of comprehensive income consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	Douglas Emmett, Inc.	The Predecessor	Douglas Emmett, Inc.	The Predecessor
Net loss	$(2,785)	$(25,706)	$(7,318)	$(7,885)
Cash flow hedge adjustment	(65,103)	—	(34,318)	—

Comprehensive income	$(67,888)	$(25,706)	$(41,636)	$(7,885)

We also have additional interest rate swaps that were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods. The fair value of these derivatives decreased $3.3 million and $9.8 million for the three and nine months ended September 30, 2007, respectively, representing the realization of the pre-IPO fair value of the swaps over their remaining term. These amounts were recorded in interest expense. Prior to our IPO, the existing interest rate swaps were marked to their market value through (loss) gain on investments in interest contracts, net, amounting to a loss of $54.0 million and a gain of $6.0 million for the three and nine months ended September 30, 2006, respectively.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

9. Equity Repurchases

During the nine months ended September 30, 2007, we repurchased approximately 6.4 million share equivalents in private transactions for a total consideration of approximately $154.4 million. We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.

10. Related-Party Transactions

During the nine months ended September 30, 2007, we were not involved in material related-party transactions. Prior to DECO being acquired by us in the formation transactions, our predecessor had a number of transactions with DECO, which was then owned by the stockholders of DERA.

Our predecessor paid $1.7 million and $5.6 million in real estate commissions to DECO for the three and nine months ended September 30, 2006, respectively. The commissions paid to DECO were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheets for the period prior to our IPO.

Our predecessor expensed $2.6 million and $7.4 million in property management fees related to management services by DECO for the three and nine months ended September 30, 2006, respectively. These management fees were based upon percentages, ranging from 1.75% to 4.00%, of the rental cash receipts collected by the properties.

Our predecessor contributed its share of discretionary profit-sharing contributions (subject to statutory limitations), totaling $192 during the nine months ended September 30, 2006 for services rendered by employees of DECO. No amounts were contributed during the three months ended September 30, 2006.

Our predecessor contracted with DEB, an operating company owned by the stockholders of DERA and acquired by us in the formation transactions, to provide building and tenant improvement work. For the three and nine months ended September 30, 2006, $5.6 million and $10.4 million, respectively, was paid to DEB for contracting work performed. This amount was included in the cost basis of buildings and tenant improvements in the consolidated balance sheet of our predecessor.

Our predecessor leased approximately 26,785 square feet of office space to DECO and DEB. The rents from these leases totaled $200 and $599 for the three and nine months ended September 30, 2006, respectively.

On March 15, 2006, DERA’s stockholders contributed $60 million to DERA in the form of promissory notes. As part of our formation transactions, these notes were paid in full.

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

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of September 30, 2007, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Future Minimum Lease Payments

We lease (and during 2006, our predecessor leased) portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2006 Annual Report on Form 10-K. During the second quarter of 2007, we obtained a fourth ground leasehold in conjunction with our acquisition of the Century City building described in Note 3. We and our predecessor expensed ground lease payments in the amount of $693 and $845 for the three months ended September 30, 2007 and 2006, respectively and $2,397 and $2,520 for the nine months ended September 30, 2007 and 2006, respectively.

The following is a schedule of minimum ground lease payments as of September 30, 2007:

October 1, 2007 to December 31, 2007	$795
2008	3,178
2009	3,309
2010	3,335
2011	3,335
Thereafter	112,004

Total future minimum ground lease payments	$125,956

Tenant Concentrations

For the nine months ended September 30, 2007 and 2006, no tenant exceeded 10% of either our or our predecessor’s total cash rents.

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

12. Segment Reporting

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision making purposes. We and our predecessor have operated in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate. The products for our office segment include primarily rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

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

	Douglas Emmett, Inc.			Predecessor
	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$113,433	$17,499	$130,932	$90,253	$14,611	$104,864
Percentage of total	87%	13%	100%	86%	14%	100%
Rental expenses	$32,817	$4,332	$37,149	$34,490	$4,763	$39,253
Percentage of total	88%	12%	100%	88%	12%	100%
Rental revenues less rental expenses	$80,616	$13,167	$93,783	$55,763	$9,848	$65,611
Percentage of total	86%	14%	100%	85%	15%	100%

	Douglas Emmett, Inc.			Predecessor
	Nine months Ended September 30, 2007			Nine months Ended September 30, 2006
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$333,347	$51,909	$385,256	$269,706	$41,335	$311,041
Percentage of total	87%	13%	100%	87%	13%	100%
Rental expenses	$96,907	$13,127	$110,034	$95,622	$13,459	$109,081
Percentage of total	88%	12%	100%	88%	12%	100%
Rental revenues less rental expenses	$236,440	$38,782	$275,222	$174,084	$27,876	$201,960
Percentage of total	86%	14%	100%	86%	14%	100%

Douglas Emmett, Inc

Notes to Consolidated Financial Statements (continued)

(in thousands, except shares and per share data)

The following is a reconciliation of rental revenues less rental expenses to net (loss) income available to common stockholders:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
	Douglas Emmett, Inc.	Predecessor	Douglas Emmett, Inc.	Predecessor
Rental revenues less rental expenses	$93,783	$65,611	$275,222	$201,960
Add:
Interest and other income	205	1,426	659	3,974
Gain on investments in interest rate contracts, net	—	—	—	5,992
Less:
General and administrative expenses	(5,862)	(10,415)	(16,024)	(13,551)
Loss on investments in interest rate contracts, net	—	(53,975)	—	—
Deficit distributions to minority partners, net	—	(11,554)	—	(5,306)
Interest expense	(41,504)	(28,508)	(118,119)	(86,563)
Depreciation and amortization	(50,629)	(31,604)	(152,244)	(85,220)
Minority interests	1,222	47,338	3,188	(17,096)
Preferred minority investor	—	(4,025)	—	(12,075)

Net loss	$(2,785)	$(25,706)	$(7,318)	$(7,885)

13. Subsequent Events

On October 31, 2007, we acquired Cornerstone Plaza, an 8-story, Class A office building comprised of approximately 174,000 square feet for a contract price of $84 million. This acquisition increases our assets within the Olympic Corridor submarket to 5 office buildings, totaling approximately 1.1 million rentable square feet. The building is located at 1990 South Bundy Drive in West Los Angeles, California.

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

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2006 and September 30, 2007, and for the three and nine months ended September 30, 2007, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership. Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005 which did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006. For a detailed description of this transaction and our resulting organization, see footnote 1 “Organization and Basis of Presentation” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and footnote 1 “Organization and Description of Business” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K. The financial statements for the three and nine months ended September 30, 2006 represent the consolidated financial statements of our predecessor. They include the accounts of DERA and the institutional funds, but do not include the accounts of the non-predecessor entities which were acquired at the time of our IPO. Because the 2007 and 2006 periods reflect significant differences in both the assets included and the ongoing economic impact resulting from our formation transactions, the results are in many cases not directly comparable and we urge readers to be even more than usually cautious in using them to predict future results.

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

Significant transactions that impact our results of operations since filing our 2006 Annual Report on Form 10-K include the acquisition of an office property and incremental borrowings of $150 million. In May 2007, we acquired a Class A office building of approximately 50,000 square feet located in our Century City submarket for a contract price of $32 million. The building is currently 100% leased through December 2019. This acquisition was funded with amounts drawn on our revolving credit facility. The revolver was subsequently repaid at the beginning of June 2007 with a portion of the proceeds from our incremental $150 million borrowings secured by our residential properties. During the nine months ended September 30, 2007, we repurchased approximately 6.4 million share equivalents in private transactions for a total consideration of approximately $154.4 million. We may make additional purchases from time to time in private transactions or in the public markets, but do not have any commitments to do so. See “Liquidity and Capital Resources” below.

As discussed under “Basis of Presentation” above, our results of operations for 2007 periods contain the consolidated results of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership, while our results of operations for 2006 periods reflect those of our predecessor, which includes the accounts of DERA and the institutional funds. Our results of operations were significantly affected by our acquisition and repositioning activities in both 2006 and 2007. As a consequence, our results are not comparable from period to period due to the varying timing of acquisitions, including the eight properties acquired at the time of our IPO, and the impact of lease-up periods or increased vacancy resulting from repositioning activities. Generally, repositioning activities consist of a range of improvements to a property, involving a complete structural renovation of a building to significantly upgrade the character of the property, or merely targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. We often strategically purchase properties with large vacancies or expected near-term lease roll-over, identify them as repositioning properties and use our well developed knowledge of the property and submarket to determine the optimal use and tenant mix Each repositioning has resulted in a period of varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period. The repositioning process generally occurs in stages over the course of months or even years.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at September 30, 2007 our office portfolio consisted of 47 properties with approximately 11.6 million rentable square feet, including an approximate 50,000 square foot building that we acquired in May 2007 in our Century City submarket, and our multifamily portfolio consists of nine properties with a total of 2,868 units. As of September 30, 2007, our office portfolio was 95.7% leased, and our multifamily properties were 99.3% leased. Our office portfolio contributed approximately 84.9% of our annualized rent as of September 30, 2007, while our multifamily portfolio contributed the remaining 15.1%. As of September 30, 2007, our Los Angeles County office and multifamily portfolio contributed approximately 90.9% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed the remaining 9.1%.

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

Comparison of three months ended September 30, 2007 to three months ended September 30, 2006

Revenue

Office Revenue

Total Office Revenue. Total office revenue consists of rent, tenant recoveries and parking and other income. Total office portfolio revenue increased by $23.2 million, or 25.7%, to $113.4 million for the three months ended September 30, 2007 compared to $90.3 million for the three months ended September 30, 2006 for the reasons described below.

Rent. Rent includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income. Total office portfolio rent increased by $17.7 million, or 23.0%, to $94.6 million for the three months ended September 30, 2007 compared to $76.9 million for the three months ended September 30, 2006, primarily due to incremental rent from the four properties we acquired in the fourth quarter of 2006 and one property we acquired in the second quarter of 2007, as described above, and gains in occupancy at our four repositioning properties. Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to both gains in occupancy and increases in average rental rates for new and renewal leases signed since July 1, 2006. In addition, we recognized approximately $7.7 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $2.3 million, or 53.6%, to $6.7 million for the three months ended September 30, 2007 compared to $4.4 million for the three months ended September 30, 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006 and one property acquired in the second quarter of 2007, as described above. The overall increase also reflects increases in tenant recoveries at our repositioning properties due to increases in occupancy for the remainder of our office portfolio.

Parking and Other Income. Total office portfolio parking and other income increased by $3.2 million, or 35.4%, to $12.1 million for the three months ended September 30, 2007 compared to $9.0 million for the three months ended September 30, 2006. This increase was primarily due to gains in occupancy in our repositioning properties and parking rate increases implemented in July 2007 across the portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily revenue consists of rent and parking and other income. Total multifamily portfolio revenue increased by $2.9 million, or 19.8%, to $17.5 million for the three months ended September 30, 2007 compared to $14.6 million for the three months ended September 30, 2006, primarily due to the four multifamily property acquisitions in our formation transactions. In addition, a portion of the multifamily increase was due to the rollover to market rents (since July 1, 2006) of several of our Santa Monica multifamily units which were under leases signed prior to a 1999 change in California law that allows landlords to raise rents when a tenant moves out ( “Pre-1999 Units”). The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants. In addition, we recognized approximately $1.9 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses

Office Expense. Total portfolio office rental expense decreased by $1.7 million, or 4.9%, to $32.8 million for the three months ended September 30, 2007 compared to $34.5 million for the three months ended September 30, 2006, reflecting higher utilities costs in 2006 as a result of a warmer than average summer, partially offset by higher costs in 2007 as a result of additional properties in our portfolio.

General and Administrative. General and administrative expenses for the three months ended September 30, 2007 decreased $4.6 million to $5.9 million for the three months ended September 30, 2007 compared to $10.4 million for the three months ended September 30, 2006. The decrease is primarily due to the accrual in 2006 of a one time discretionary cash bonus paid by our predecessor to its employees prior to the consummation of the IPO. This comparative decrease was partially offset by various costs incurred subsequent to our IPO associated with our status as a publicly-traded REIT, including legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley.

Depreciation and Amortization. Depreciation and amortization expense increased $19.0 million, or 60.2%, to $50.6 million for the three months ended September 30, 2007 compared to $31.6 million for the three months ended September 30, 2006. The increase was primarily due to depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions, as well as incremental depreciation related to the nine office and multifamily properties we acquired as described above.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net loss of $54.0 million on investments in interest rate contracts for the three months ended September 30, 2006 due to changes in the fair market value of our in-place interest rate swap contracts during the applicable three-month period. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts. Therefore, no comparable gain or loss was recognized during the three months ended September 30, 2007.

Interest Expense. Interest expense increased $13.0 million, or 45.6%, to $41.5 million for the three months ended September 30, 2007 compared to $28.5 million for the three months ended September 30, 2006. The increase was primarily due to an increase in our average outstanding debt related to $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO and the $150 million of incremental debt borrowed during the second quarter of 2007 fund repurchases of equity and the purchase of our new property in Century City. The remaining increase in interest expense was primarily due to borrowings outstanding under our corporate revolver during the three months ended September 30, 2007.

Deficit Distribution to Minority Partners, Net. Deficit distribution to minority partners, net was a $11.6 million net distribution for the three months ended September 30, 2006. The expense was primarily due to distributions to limited partners exceeding the net income attributable to the limited partners in three of the institutional funds included in our predecessor. This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests. Minority interest income totaling $1.2 million was recognized for the three months ended September 30, 2007 compared to a $43.3 million expense for the three months ended September 30, 2006 resulting in a net difference of $42.1 million. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor. The amount in 2007 represents the portion of results attributable to minority ownership interests in our operating partnership.

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006

Revenue

Office Revenue

Total Office Revenue. Total office portfolio revenue increased by $63.6 million, or 23.6%, to $333.3 million for the nine months ended September 30, 2007 compared to $269.7 million for the nine months ended September 30, 2006 for the reasons described below.

Rent. Total office portfolio rent increased by $51.6 million, or 22.7%, to $279.1 million for the nine months ended September 30, 2007 compared to $227.4 million for the nine months ended September 30, 2006, primarily due to incremental rent from the four properties we acquired in the fourth quarter of 2006 and one property we acquired in the second quarter of 2007, as described above, and gains in occupancy at our four repositioning properties. Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to gains in occupancy and increases in average rental rates for new and renewal leases signed since January 1, 2006. In addition, we recognized approximately $23.1 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Tenant Recoveries. Total office portfolio tenant recoveries increased by $6.7 million, or 50.2%, to $19.9 million for the nine months ended September 30, 2007 compared to $13.3 million for the nine months ended September 30, 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006 and one property acquired in the second quarter of 2007, as described above. The overall increase is also attributable to increases in tenant recoveries at our repositioning properties due to increases in occupancy and recoveries related to increases in operating expenses, as discussed below, for the remainder of our office portfolio.

Parking and Other Income. Total office portfolio parking and other income increased by $5.3 million, or 18.4%, to $34.3 million for the nine months ended September 30, 2007 compared to $29.0 million for the nine months ended September 30, 2006. This increase was primarily due to gains in occupancy in our repositioning properties and parking rate increases implemented in July 2006 and July 2007 across the portfolio.

Multifamily Revenue

Total Multifamily Revenue. Total multifamily portfolio revenue increased by $10.6 million, or 25.6%, to $51.9 million for the nine months ended September 30, 2007 compared to $41.3 million for the nine months ended September 30, 2006, primarily due to the four multifamily property acquisitions in our formation transactions, as well as Villas at Royal Kunia, which we acquired in March 2006. In addition, a portion of the multifamily increase was due to the rollover to market rents of several “Pre-1999 Units” since January 1, 2006. The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants. In addition, we recognized approximately $5.7 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses

Office Expense. Total portfolio office rental expense increased by $1.3 million, or 1.3%, to $96.9 million for the nine months ended September 30, 2007 compared to $95.6 million for the nine months ended September 30, 2006, reflecting the additional properties acquired in our formation transactions, increases in contractual expenses, including janitorial and security costs, and higher insurance costs in 2007 as a result of industry wide rate increases, partially offset by higher utilities costs in 2006.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2007 increased $2.5 million to $16.0 million for the nine months ended September 30, 2007 compared to $13.6 million for the nine months ended September 30, 2006. The increase is primarily due to publicly-traded REIT related costs subsequent to our IPO, including legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley. The comparable increase in expense is partially offset by an accrual in 2006 for a one time discretionary cash bonus paid by our predecessor to its employees prior to the consummation of the IPO.

Depreciation and Amortization. Depreciation and amortization expense increased $67.0 million, or 78.6%, to $152.2 million for the nine months ended September 30, 2007 compared to $85.2 million for the nine months ended September 30, 2006. The increase was primarily due to depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions, as well as incremental depreciation related to the nine office and multifamily properties we acquired as described above.

Non-Operating Income and Expenses

Gain on Investments in Interest Rate Contracts, Net. We recognized a net gain of $6.0 million on investments in interest rate contracts for the nine months ended September 30, 2006 due to changes in the fair market value of our in-place interest rate swap contracts during the applicable three-month period. In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts. Therefore, no comparable gain or loss was recognized during the nine months ended September 30, 2007.

Interest Expense. Interest expense increased $31.6 million, or 36.5%, to $118.1 million for the nine months ended September 30, 2007 compared to $86.6 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in our average outstanding debt related to the $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO and an additional $150 million borrowed during the second quarter of 2007 to fund our equity repurchase program and the purchase of our new property in Century City. The remaining increase in interest expense was primarily due to borrowings outstanding under our corporate revolver during the nine months ended September 30, 2007.

Deficit Recovery from Minority Partners, Net. Deficit recovery from minority partners, net was a $5.3 million net recovery for the nine months ended September 30, 2006. The revenue was primarily due to the net income attributable to limited partners exceeding distributions to the limited partners in three of the institutional funds included in our predecessor, resulting in the reversal of a portion of the deficit distribution expense incurred in prior periods. This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests. Minority interest income totaling $3.2 million was recognized for the nine months ended September 30, 2007 compared to a $29.2 million expense for the nine months ended September 30, 2006 resulting in a net difference of $32.4 million. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor. The amount in 2007 represents the portion of results attributable to minority ownership interests in our operating partnership.

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

We had total indebtedness of $2.9 billion at September 30, 2007 excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor. Our debt increased $179 million from December 31, 2006 as a result of $150 million of incremental borrowings during the second quarter of 2007, including $29 million borrowed under our revolving credit facility. At September 30, 2007, all of our debt other than our revolving credit facility was effectively fixed through the use of interest rate swaps at a weighted average effective rate of 5.20%. See footnote 7 to our consolidated financial statements in this quarterly report for a summary of our outstanding debt.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC. In September 2007, we increased the availability of our revolving credit facility by $100 million to $350 million, and further increased it by an additional $20 million in October 2007, bringing the total available revolver to $370 million. This revolving credit facility also contains an accordion feature that allows us to increase availability to $500 million under specified circumstances. At September 30, 2007, there was $311 million available to us under this credit facility. This revolving credit facility expires in 2009 with two one-year extensions and an effective rate of either LIBOR plus 70 basis points or Federal Funds plus 95 basis points if the outstanding amount is less than $262.5 million and either LIBOR plus 80 basis points or Federal Funds plus 105 basis points if the amount outstanding is greater than $262.5 million. We have used our revolving credit facility for general corporate purposes, including funding acquisitions, redevelopment and repositioning opportunities, funding tenant improvements and capital expenditures, funding recapitalizations and providing working capital.

We may finance some longer term capital needs, including acquisitions, through the use of our revolving credit facility or other short-term acquisition lines of credit, which we subsequently repay with term secured floating rate mortgage debt. To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

At September 30, 2007, our total borrowings under secured loans represented 42.8% of our total market capitalization of $6.9 billion. Total market capitalization includes our consolidated debt, excluding the unamortized loan premium, and the value of common stock and operating partnership units each based on our common stock closing price on the New York Stock Exchange of $24.73 per share on September 28, 2007, the last trading day of the quarter.

During the nine months ended September 30, 2007, we repurchased approximately 6.4 million share equivalents in private transactions for total consideration of approximately $154.4 million. We may make additional purchases from time to time in private transactions or in the public markets, but do not have any commitments to do so.

The nature of our business, and the requirement imposed by REIT rules that we distribute a substantial majority of our taxable income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. During 2007, we have paid three quarterly dividends of $0.175 per share, which equals an annual rate of $0.70 per share. In addition, on January 15, 2007 we paid a dividend of $0.12 per share, which represented a prorated quarterly dividend for the period from October 31, 2006 to December 31, 2006.

We expect that our liquidity needs will consist primarily of funds necessary to pay for distributions to our stockholders, acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, any equity repurchases and repayment of indebtedness at maturity. We expect to meet our operating liquidity requirements and distributions to our stockholders through cash provided by operations and, if necessary, by drawing upon our revolving credit facility. We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

We expect to satisfy our long term liquidity requirements through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We are also exploring raising capital for acquisitions through an institutional fund, under which a general partner affiliated with us would receive certain fees as well as a carried interest in any distributions after the participating institutional investors receive a return of their invested capital and a preferred return. If we close such a fund, it is likely that it would be our exclusive vehicle for most (and perhaps all) cash acquisitions during the investment period of the fund. The exact terms of any such fund would be based on negotiations and market conditions. Any securities offered in such a fund will not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements. Nothing in the foregoing disclosure constitutes an offer to sell any securities in such a fund, nor a solicitation of an offer to purchase any such securities.

Cash Flows

Net cash provided by operating activities increased $16.2 million to $124.3 million for the nine months ended September 30, 2007, compared to $108.0 million for the nine months ended September 30, 2006. The increase reflects higher net cash flow from existing properties that generated higher quarter over quarter results, as described in results of operations above, as well as incremental net cash flow from acquired properties. This increase was partially offset by higher payments of financing costs in 2007 as a result of a greater average outstanding debt balance.

Net cash used in investing activities decreased $80.7 million to $72.6 million for the nine months ended September 30, 2007 compared to $153.3 million for the nine months ended September 30, 2006. The decrease was primarily due to a lower level of spending on property acquisitions in the first nine months of 2007 in comparison to the first nine months of 2006 as described in footnote 3 to our consolidated financial statements in this quarterly report.

Cash flow related to financing activities decreased from an inflow of $56.3 million in the first nine months of 2006 to an outflow of $54.2 million for the first nine months of 2007. During 2007, the net cash outflow represents the payment of dividends and distributions, partially offset by borrowings in excess of equity repurchases.

Contractual Obligations

During the third quarter of 2007, there were no material changes outside the ordinary course of our business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any off balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of 2007, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of September 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes that occurred during the quarter covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2006 and the first nine months of 2007, we made many changes to our accounting and finance environment in order to meet our new obligations as a public company. Although we had been preparing audited financial statements for many years, they did not need to comply with all of the requirements imposed on public companies. For example, our predecessor historically prepared financial statements for its funds on a “fair value” basis, which differs from the “historical cost” basis on which we now report. These changes and our new obligations as a public company required an expansion of our finance and accounting staff as well as changes in our disclosure controls and procedures during 2006 and the first nine months of 2007.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Sales. We did not make any unregistered sales of our securities during the quarter ended September 30, 2007.

Purchases. We made the following purchases of our share equivalents during the quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
July 2007	4,349,301	$24.15
August 2007	—	—
September 2007	—	—
Total	4,349,301	$24.15

None of these purchases were made pursuant to a publicly announced program. All purchases were made in private unsolicited transactions.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2006, together with related opinion by Ernst & Young, LLP.

(1)	In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10 Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date: November 7, 2007	By:	/s/ Jordan L. Kaplan
Jordan L. Kaplan
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ William Kamer
William Kamer
Chief Financial Officer