Form 10-K
period 2007-12-31
Douglas Emmett Inc
filed 2008-02-22
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD	FROM TO

Commission file number:  1-33106

DOUGLAS EMMETT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, 2nd Floor
Santa Monica, California 90401
(310) 255-7700
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ or No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes ☐ or No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ or No ☒

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2007, was $2.6 billion.

The registrant had 120,181,300 shares of its common stock, $0.01 par value, outstanding as of February 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the fiscal year ended December 31, 2007 (“Proxy Statement”) to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2008 are incorporated by reference in Part III of this Report on Form 10-K (this “Report”).  The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

DOUGLAS EMMETT, INC.
FORM 10-K TABLE OF CONTENTS

SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended(the Internal Revenue Code); possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate; zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” of this Report.

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

•
Disciplined Strategy of Developing Substantial Market Share.    We believe that establishing and maintaining significant market presence can provide us with extensive local transactional market information, enable us to leverage our pricing power in lease and vendor negotiations, and enhance our ability to identify and seize emerging investment opportunities.

•	Diverse Tenant Base. Our markets attract a diverse base of office tenants that operate a variety of professional, financial and other businesses.

•
Proactive Asset and Property Management.    With few exceptions, we provide our own, fully integrated property management and leasing for our office and multifamily properties and our own tenant improvement construction services for our office properties.  Our extensive leasing infrastructure of personnel, policies and procedures allows us to manage and lease a large property portfolio with a diverse group of smaller tenants.

•
Office and Multifamily Acquisition Strategy.  We intend strategically to increase our market share in our existing submarkets, and may selectively enter into other submarkets with similar characteristics, where we believe we can gain significant market share, both within and outside of Los Angeles County and Honolulu.

Insurance
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.  We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war.  Some of our policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving substantial self insurance portions and significant deductibles and co-payments for such events.  In addition, most of our properties are located in Southern California, an area subject to an increased risk of earthquakes.  While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes.  We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.  In addition, if certain of our properties were destroyed, we might not be able to rebuild them due to current zoning and land use regulations.  In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

Competition
We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may face pressure to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire.  In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

In addition, all of our multifamily properties are located in developed areas that include a number of other multifamily properties, as well as single-family homes, condominiums and other residential properties.  The number of competitive multifamily and other residential properties in a particular area could have a material adverse effect on our ability to lease units and on our rental rates.

Property Management Services
We provide all property management services for our Los Angeles County properties and substantially all property management services for our Honolulu properties.

Taxation of Douglas Emmett, Inc.
We believe that we have operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2006, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

The Internal Revenue Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Internal Revenue Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Internal Revenue Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements. First, at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Internal Revenue Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test, and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the “Service”) of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a “QRS”). The Internal Revenue Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and such items. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REITor QRS, as applicable, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

As of December 31, 2007, we owned interests Douglas Emmett Builders (DEB) which we have elected, jointly with DEB, to be treated as a taxable REIT subsidiary.  A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be required to pay tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to  our stockholders in any year in which we fail to qualify will not be deductible by us nor will such distributions be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

We and our stockholders may be required to pay state or local tax in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment of us and our stockholders may not conform to the federal income tax consequences discussed above.

We may also be subject to certain taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, on income from prohibited transactions and on built-in gains from the sale of certain assets acquired from C corporations in tax-free transactions during a specified time period.

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

Although most of our properties have been subjected to Phase I assessments, they were limited in scope, and may not have included or identified all potential environmental liabilities or risks associated with the subject properties.  Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

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

Employees
As of December 31, 2007, we employed approximately 480 persons.  We believe that our relationships with our employees are good.

Corporate Structure
We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of our “predecessor”, Douglas Emmett Realty Advisors, Inc. and its consolidated funds.  All of our assets are directly or indirectly held by, and our operations are run through, our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005.  Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership.  As the sole stockholder of the general partner of our operating partnership, under the partnership agreement of our operating partnership we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Segments
We operate in two business segments: Office Properties and Multifamily Properties.  Information related to our business segments for 2007, 2006 and 2005 is set forth in Note 18 to our consolidated financial statements in Item 8 of this Report.

Principal Executive Offices
Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Santa Monica, California 90401 (telephone 310-255-7700).  We believe that our current facilities are adequate for our present and future operations, although we may add regional offices or relocate our headquarters, depending upon our future development projects.

Available Information
We make available free of charge on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). None of the information on or hyperlinked from our website is incorporated into this Report.

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

Risks Related to Our Properties and Our Business

All of our properties are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies and are susceptible to adverse local regulations and natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio.  Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas.  We are susceptible to adverse developments in the Los Angeles County, Southern California and Honolulu economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events).  In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California.  Any adverse developments in the economy or real estate market in Los Angeles County, Southern California in general, or Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.  We cannot assure the continued growth of the Los Angeles County, Southern California or Honolulu economies or of our company.

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

•
fluctuations in interest rates and the availability of credit, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

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

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.   As of December 31, 2007, our total consolidated indebtedness was approximately $3.1 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.  In addition, we have approximately $190 million remaining for use under our $370 million senior secured revolving credit facility.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification.  Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, especially in periods like the present when credit is harder to obtain, could have significant other adverse consequences, including the following:

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

If we experience a loss that is uninsured or which exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

We may be unable to renew leases or lease vacant space.  As of December 31, 2007, leases representing approximately 11.4% of the square footage of the properties in our office portfolio will expire in 2008, and an additional 4.3% of the square footage of the properties in our office portfolio was available for lease.  In addition, as of December 31, 2007, approximately 1.3% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms.  We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above our existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time.  In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

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

Real estate investments are generally illiquid.  Our real estate investments are relatively difficult to sell quickly.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  Furthermore, certain properties may be adversely affected by the contractual rights, such as rights of first offer.

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

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.  Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing.  Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, such as the City of Los Angeles and Santa Monica, have enacted rent control legislation.  All, but one, of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations.  In addition, we have agreed to provide low- and moderate-income housing in many of the units in our Honolulu multifamily portfolio in exchange for certain tax benefits.  We presently expect to continue operating and acquiring properties in areas that either are subject to these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future.  Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.  Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments.  In addition, such low- and moderate-income housing regulations require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flow from our properties subject to such regulations.  Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

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

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.  We may use borrowed funds to make distributions.  Our annual distributions may exceed estimated cash available from operations.  While we intend to fund the difference out of excess cash or borrowings under our senior secured revolving credit facility, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.  Even as a REIT for federal income tax purposes, we are required to pay some state and local taxes on our properties.  The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities.  In California, under current law reassessment occurs primarily as a result of a “change in ownership”.  The impact of a potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value.  Therefore, the amount of property taxes we pay could increase substantially from what we have paid in the past.  If the property taxes we pay increase, our cash flow would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

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

Our senior management team will have significant influence over our affairs.   At December 31, 2007, our senior management team owned approximately 10% of our outstanding common stock, or approximately 25% assuming that they convert all of their interests in our operating partnership and exercise all of their options.  As a result, our senior management team, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.  If our senior management team exercises their redemption rights with respect to their operating partnership units and we issue common stock in exchange for those units, our senior management team’s influence over our affairs would increase substantially.

We have limited experience operating as a publicly traded REIT.  We had no experience operating as a publicly traded REIT prior to our October 30, 2006 IPO. In addition, certain members of our board of directors and all but one of our executive officers had no experience in operating a publicly traded REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT or a publicly traded company in the future, including the requirements to meet disclosure requirements and comply with the Sarbanes-Oxley Act of 2002. Failure to do so would have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you.

Our growth depends on external sources of capital which are outside of our control.  In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our “real estate investment trust” taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we rely on third-party sources to fund our capital needs.  We may not be able to obtain financing on favorable terms or at all.  Any additional debt we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends; and

•	the market price per share of our common stock.

In recent months, the credit markets have been subject to significant disruptions.  If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for certain long-term incentive units or LTIP units, which require us to preserve the rights of LTIP unit holders and may restrict us from amending the partnership agreement for our operating partnership in a manner that would have an adverse effect on the rights of LTIP unit holders.

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

The loss of any member of our senior management or certain other key executives could significantly harm our business.   Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer and William Kamer.  If we lose the services of any member of our senior management, our business may be significantly impaired.  In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties.  The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.  Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Since completion of our IPO, we have continued to develop, refine and document appropriate internal and disclosure controls to comply with our reporting requirements.  If we are not successful in any of these tasks, we may have to disclose material weaknesses, our results of operations could be harmed or we could fail to meet our reporting obligations.

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

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.  We currently operate and have operated commencing with our taxable year ended December 31, 2006 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  To qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, at least 75% of the value of our total assets must be represented by certain real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities, and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.  Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize our REIT status.   In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT  Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service regarding our qualification as a REIT.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected to treat Douglas Emmett Builders (DEB) as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity.  We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order to qualify as a REIT.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation.  However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code.  Certain types of assets generate substantial mismatches between taxable income and available cash.  Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings.  As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions; borrow on unfavorable terms; or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements.  Further, amounts distributed will not be available to fund our operations.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties
Our existing portfolio of office properties is located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.  Presented below is an overview of certain information regarding our existing office portfolio as of December 31, 2007:

Submarket	Number of Properties	Rentable Square Feet (1)	Percent of Total
West Los Angeles
Brentwood	13	1,390,630	11.8%
Olympic Corridor	5	1,096,014	9.3
Century City	3	915,979	7.7
Santa Monica	7	860,200	7.3
Beverly Hills	4	572,446	4.8
Westwood	2	396,807	3.4
San Fernando Valley
Sherman Oaks/Encino	9	2,879,170	24.4
Warner Center/Woodland Hills	2	2,597,843	22.0
Tri-Cities
Burbank	1	420,949	3.6
Honolulu	2	679,337	5.7
Total	48	11,809,375	100.0%

(1)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.  Total consists of 11,169,174 leased square feet (includes 84,684 square feet with respect to signed leases not commenced), 508,118 available square feet, 66,199 building management use square feet, and 65,884 square feet of BOMA 1996 adjustment on leased space.

The following table presents our office portfolio occupancy and in-place rents as of December 31, 2007:

Submarket	Percent Leased (1)	Annualized Rent (2)	Annualized Rent Per Occupied Square Foot (3)
West Los Angeles
Brentwood	97.8%	$48,073,101	$35.65
Olympic Corridor	94.8	29,910,408	29.50
Century City	99.0	30,464,094	34.34
Santa Monica (4)	99.0	39,942,421	47.14
Beverly Hills	99.0	22,134,788	39.99
Westwood	95.9	13,022,028	34.64
San Fernando Valley
Sherman Oaks/Encino	95.8	79,597,132	29.36
Warner Center/Woodland Hills	92.5	64,260,873	27.54
Tri-Cities
Burbank	100.0	14,118,629	33.54
Honolulu	90.4	18,581,686	31.33
Total	95.7%	$360,105,160	$32.49

(1)	Includes 84,684 square feet with respect to signed leases not yet commenced.
(2)
Represents annualized monthly cash rent under leases commenced as of December 31, 2007.  The amount reflects total cash rent before abatements.  For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)	Represents annualized rent divided by leased square feet (excluding 84,684 square feet with respect to signed leases not commenced) as set forth in note (1) above for the total.
(4)	Includes $1,108,103 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents our submarket office concentration as of December 31, 2007:

Submarket	Douglas Emmett Rentable Square Feet (1)	Submarket Rentable Square Feet (2)	Douglas Emmett Market Share
West Los Angeles
Brentwood	1,390,630	3,356,126	41.4%
Olympic Corridor	1,096,014	3,022,969	36.3
Century City	915,979	10,345,099	8.9
Santa Monica	860,200	8,432,207	10.2
Beverly Hills	572,446	7,343,316	7.8
Westwood	396,807	4,408,094	9.0
San Fernando Valley
Sherman Oaks/Encino	2,879,170	5,721,621	50.3
Warner Center/Woodland Hills	2,597,843	6,922,261	37.5
Tri-Cities
Burbank	420,949	5,929,318	7.1
Subtotal/Weighted Average Los Angeles County	11,130,038	55,481,011	20.1
Honolulu CBD	679,337	5,198,734	13.1
Total	11,809,375	60,679,745	19.5%

Source: CB Richard Ellis (other than Douglas Emmett data).

(1)
Based on BOMA 1996 remeasurement.  Total consists of 11,169,174 leased square feet (includes 84,684 square feet with respect to signed leases not commenced), 508,118 available square feet, 66,199 building management use square feet, and 65,884 square feet of BOMA 1996 adjustment on leased space.

(2)	Represents competitive office space in our nine Los Angeles County submarkets and Honolulu submarket per CB Richard Ellis.

Tenant Diversification
Our office portfolio is currently leased to more than 1,700 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with greater than 1.0% of portfolio annualized rent in our office portfolio as of December 31, 2007:

	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(2)	Percent of Annualized Rent

Time Warner(3)	4	4	2008-2019	642,845	5.4%	$21,734,656	6.0%
AIG SunAmerica	1	1	2013	182,010	1.5	5,211,950	1.4
The Endeavor Agency, LLC	2	1	2019	103,421	0.9	4,202,029	1.2
Blue Shield of California	1	1	2009	135,106	1.1	3,939,691	1.1
Metrocities Mortgage, LLC	2	2	2010-2015	138,040	1.2	3,895,165	1.1
Pacific Theatres Exhibition Corp(4)	1	1	2016	88,300	0.8	3,567,320	1.0
Total	11	10		1,289,722	10.9%	$42,550,811	11.8%

(1)	Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, expirations are shown as a range.
(2)
Represents annualized monthly cash rent under leases commenced as of December 31, 2007.  The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)
Includes a 10,000 square foot lease expiring in October 2008, a 62,000 square foot lease expiring in June 2010, a 150,000 square foot lease expiring in April 2016, and a 421,000 square foot lease expiring in September 2019.

(4)	Annualized rent excludes rent determined as a percentage of sales.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our office portfolio based on annualized rent as of December 31, 2007:

Industry	Number of Leases	Annualized Rent as a Percent of Total
Legal	306	15.9%
Financial Services	263	15.8
Entertainment	118	12.1
Real Estate	154	9.0
Accounting & Consulting	169	8.6
Health Services	269	8.1
Insurance	81	7.9
Retail	155	6.7
Technology	68	3.9
Advertising	49	3.0
Public Administration	31	2.2
Educational Services	9	0.7
Other	227	6.1
Total	1,899	100.0%

Lease Distribution
The following table sets forth information relating to the distribution of leases in our office portfolio, based on rentable square feet leased as of December 31, 2007:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet(1)	Square Feet as a Percent of Total	Annualized Rent(2)	Annualized Rent as a Percent of Total

2,500 or less	934	49.2%	1,250,331	10.6%	$42,573,897	11.8%
2,501-10,000	714	37.6	3,456,248	29.3	111,156,003	30.9
10,001-20,000	164	8.6	2,298,648	19.4	74,025,194	20.5
20,001-40,000	59	3.1	1,641,739	13.9	54,605,892	15.2
40,001-100,000	21	1.1	1,190,566	10.1	39,186,253	10.9
Greater than 100,000	7	0.4	1,246,958	10.5	38,557,921	10.7
Subtotal	1,899	100.0%	11,084,490	93.8%	$360,105,160	100.0%
Available	-	-	508,118	4.3	-	-
BOMA Adjustment(3)	-	-	65,884	0.6	-	-
Building Management Use	-	-	66,199	0.6	-	-
Signed leases not commenced	-	-	84,684	0.7	-	-
Total	1,899	100.0%	11,809,375	100.0%	$360,105,160	100.0%

(1)
Based on BOMA 1996 remeasurement.  Total consists of 11,169,174 leased square feet (includes 84,684 square feet with respect to signed leases not commenced), 508,118 available square feet, 66,199 building management use square feet, and 65,884 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash rent under leases commenced as of December 31, 2007.  The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2007, plus available space, for each of the ten years beginning January 1, 2008 and thereafter in our office portfolio (Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet(1)	Expiring Square Feet as a Percent of Total	Annualized Rent(2)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(3)	Annualized Rent Per Leased Square Foot at Expiration(4)

2008	368	1,351,575	11.4%	$41,550,926	11.5%	$30.74	$30.96
2009	374	1,524,053	12.9	48,256,616	13.4	31.66	32.83
2010	348	1,571,128	13.3	52,772,732	14.6	33.59	36.04
2011	283	1,440,723	12.2	46,723,697	13.0	32.43	36.18
2012	242	1,334,973	11.3	43,944,325	12.2	32.92	38.02
2013	115	1,047,698	8.9	34,848,233	9.7	33.26	40.94
2014	67	672,627	5.7	21,140,179	5.9	31.43	39.39
2015	33	428,269	3.6	13,311,846	3.7	31.08	39.45
2016	28	602,246	5.1	19,299,796	5.4	32.05	39.55
2017	22	233,831	2.0	7,481,197	2.1	31.99	42.55
Thereafter	19	877,367	7.4	30,775,613	8.5	35.08	46.67
Available	-	508,118	4.3	-	-	-	-
BOMA Adjustment(5)	-	65,884	0.6	-	-	-	-
Building Management Use	-	66,199	0.6	-	-	-	-
Signed leases not commenced	-	84,684	0.7	-	-	-	-
Total/Weighted Average	1,899	11,809,375	100.0%	$360,105,160	100.0%	$32.49	$39.92

(1)
Based on BOMA 1996 remeasurement.  Total consists of 11,169,174 leased square feet (includes 84,684 square feet with respect to signed leases not commenced), 508,118 available square feet, 66,199 building management use square feet, and 65,884 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash rent under leases commenced as of December 31, 2007.  The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)	Represents annualized rent divided by leased square feet.
(4)	Represents annualized rent at expiration divided by leased square feet.
(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following table presents an overview of our multifamily portfolio, including occupancy and in-place rents, as of December 31, 2007:

Submarket	Number of Properties	Number of Units	Percent of Total
West Los Angeles
Brentwood	5	950	33%
Santa Monica	2	820	29
Honolulu	2	1,098	38
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent (1)	Rent Per Unit Leased
West Los Angeles
Brentwood	98.9%	$23,440,056	$2,078
Santa Monica (2)	99.8	19,948,278	2,032
Honolulu	97.7	18,481,044	1,435
Total	98.7%	$61,869,378	$1,821

(1)	Represents December 2007 multifamily rental income annualized.
(2)	Excludes 10,013 square feet of ancillary retail space, which generated $285,766 of annualized rent as of December 31, 2007.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our office portfolio through December 31, 2007:

	Year Ended December 31,
	2007	2006	2005(1)
Renewals(2)
Number of leases	247	252	253
Square feet	905,306	908,982	1,151,775
Tenant improvement costs per square foot(3) (5)	$7.50	$7.28	$12.48
Leasing commission costs per square foot(3)	5.10	5.86	7.59
Total tenant improvement and leasing commission costs(3)	$12.60	$13.14	$20.07

New leases(4)
Number of leases	225	239	215
Square feet	890,962	840,994	849,038
Tenant improvement costs per square foot(3) (5)	$16.65	$16.29	$16.27
Leasing commission costs per square foot(3)	7.16	7.45	7.77
Total tenant improvement and leasing commission costs(3)	$23.81	23.74	24.04

Total
Number of leases	472	491	468
Square Feet	1,796,268	1,749,976	2,000,813
Tenant improvement costs per square foot(3) (5)	$12.04	$11.61	$14.09
Leasing commission costs per square foot(3)	6.12	6.63	7.67
Total tenant improvement and leasing commission costs(3)	$18.16	$18.24	$21.76

(1)	Includes the Trillium, which was acquired in January 2005.
(2)	Includes retained tenants that have relocated to new space or expanded into new space.
(3)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease commenced, which may be different than the year in which they were actually paid.
(4)	Does not include retained tenants that have relocated or expanded into new space within our portfolio.
(5)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our office portfolio through December 31, 2007:

	Office
	Year Ended December 31, 2007
	2007	2006	2005(1)(2)
Recurring capital expenditures	$5,331,325	$5,812,721	$2,604,883
Total square feet	11,666,107	11,554,829	11,554,216
Recurring capital expenditures per square foot	$0.46	$0.50	$0.23

(1)	Includes the Trillium, which was acquired in January 2005.
(2)	Recurring capital expenditures for properties acquired during the period are annualized.

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2007:

	Multifamily
	Year Ended December 31, 2007
	2007	2006(1)(2)	2005(2)(3)
Recurring capital expenditures	$1,348,063	$1,950,713	$451,393
Total units	2,868	2,868	2,466
Recurring capital expenditures per unit	$470	$680	$183

(1)	Includes The Villas at Royal Kunia acquired in March 2006.
(2)	Recurring capital expenditures for properties acquired during the period are annualized.
(3)	Includes Moanalua Hillside Apartments acquired in January 2005.

Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only insignificant rent increases since 1979.  Historically, when a tenant has vacated one of these units, we have spent between $15,000 and $30,000 per unit, depending on apartment size, to bring the unit up to our standards.  We have characterized these expenditures as non-recurring capital expenditures.  Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

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
None.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our IPO was completed on October 30, 2006.  Our common stock is traded on the New York Stock Exchange under the symbol “DEI”.  On February 8, 2008, the reported closing sale price per share of our common stock on the New York Stock Exchange was $21.16.  The following table shows our dividends, and the high and low sales prices for our common stock as reported by the New York Stock Exchange, for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Dividend	$0.175	$0.175	$0.175	$0.175
Common Stock Price
High	29.01	27.15	25.75	27.44
Low	24.99	24.74	22.81	22.61
2006
Dividend	-	-	-	0.12
Common Stock Price	-	-	-
High	-	-	-	26.60
Low	-	-	-	22.99

Holders of Record
We had 61 holders of record of our common stock on February 8, 2008.

Sales of Unregistered Securities
None.

Repurchases of Equity Securities
Purchases.  We made the following purchases of our share equivalents during the quarter ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
October 2007	-	-
November 2007	638,298	$23.50
December 2007	1,111,111	$22.50
Total	1,749,409	$22.86

None of these purchases were made pursuant to a publicly announced program.  All purchases were made in private unsolicited transactions.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except per share amounts):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected In column (a))
	(a)

Equity compensation Plans approved by stockholders	5,698	$21.00	9,715

For a description of our Omnibus Incentive Plan, please see Note 14 to our consolidated financial statements included in this Report.  We did not have any other equity compensation plans as of December 31, 2007.

Performance Graph
The stock price performance graph below is required by the Securities and Exchange Commission and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report  into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The following graph compares the cumulative total stockholder return on the Common Stock of Douglas Emmett Inc. from October 24, 2006 to December 31, 2007 with the cumulative total return on the New York Stock Exchange and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 30, 2006).

	Period Ending
Index	10/24/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Douglas Emmett, Inc.	100.00	112.95	109.20	106.57	107.30	98.85
S&P 500	100.00	103.39	104.06	110.59	112.83	109.07
NAREIT Equity	100.00	109.47	113.26	103.02	105.69	92.29

Item 6.  Selected Financial Data
The following table sets forth summary financial and operating data on an historical basis for our “predecessor” prior to our IPO and Douglas Emmett, Inc. subsequent to our IPO.  Our “predecessor” owned 42 office properties, the fee interest in two parcels of land leased to third parties under long-term ground leases and six multifamily properties prior to the formation transactions.  We have not presented historical financial information for Douglas Emmett, Inc. for periods prior to October 31, 2006 because we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful since it was not involved in any significant activity prior to that date.

You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the other financial statements included elsewhere in this Report.

The summary historical consolidated financial and operating data as of and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from our audited historical consolidated financial statements subsequent to our IPO and those of our predecessor prior to our IPO.

	Douglas Emmett, Inc.		The Predecessor
	Year Ended	October 31, 2006-	January 1, 2006-	Year Ended December 31,
	December 31, 2007	December 31, 2006	October 30, 2006	2005	2004	2003
	(in thousands, except shares and per share data)
Statement of Operations Data:
Total office revenues	$448,746	$75,706	$300,939	$348,566	$286,638	$283,312
Total multifamily revenues	69,474	11,289	45,729	45,222	33,793	31,994
Total revenues	518,220	86,995	346,668	393,788	320,431	315,306
Operating income (loss)	141,232	(3,417)	113,784	138,935	106,853	109,016
(Loss) income from continuing operations	(13,008)	(20,591)	(16,362)	(16,520)	(56,765)	7,386

Per Share Data:

(Loss) earnings per share –basic and diluted	$(0.12)	$(0.18)	$(251,723)	$(254,154)	$(870,631)	$117,308

Weighted average commonshares outstanding – basic and diluted	112,645,587	115,005,860	65	65	65	65

Dividends declared per common share	$0.70	$0.12	-	-	-	-

	Douglas Emmett, Inc.		The Predecessor
	as of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except property data)
Balance Sheet Data (at end of period):
Total assets	$6,189,968	$6,200,118	$2,904,647	$2,585,697	$2,356,296
Secured notes payable	3,105,677	2,789,702	2,223,500	1,982,655	1,716,200
Other Data:
Number of properties (at end of period)	57	55	47	45	43

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at December 31, 2007 our office portfolio consisted of 48 properties with approximately 11.8 million rentable square feet, and our multifamily portfolio consisted of nine properties with a total of 2,868 units.  As of December 31, 2007, our office portfolio was 95.7% leased, and our multifamily properties were 98.7% leased.  Our office portfolio contributed approximately 85.3% of our annualized rent as of December 31, 2007, while our multifamily portfolio contributed the remaining 14.7%.  As of December 31, 2007, our Los Angeles County office and multifamily portfolio contributed approximately 91.2% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed the remaining 8.8%. Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Acquisitions, Dispositions, Repositionings and Financings.
Acquisitions.  During 2007, we completed the following acquisition transactions:

•
Century Park West.  In May 2007, we acquired an approximate 50,000 rentable square foot Class A office building located in our Century City submarket for a contract price of $32 million.  In addition, we obtained the ground leasehold in the property and the option to acquire fee title to the land for a fixed price of $800,000 in conjunction with the acquisition.  We exercised the option and acquired fee title to the land at the end of 2007.

•
Cornerstone Plaza.  In October 2007, we acquired an 8-story, Class A office building located in the Olympic Corridor of Los Angeles comprised of approximately 174,000 square feet for a contract price of $84 million.  This acquisition increases our assets within the Olympic Corridor submarket to 5 office buildings, totaling approximately 1.1 million rentable square feet.

Repositionings. We generally select a property for repositioning at the time we purchase it.  We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix.  A repositioning can consist of a range of improvements to a property.  A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants.  Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period.  The repositioning process generally occurs over the course of months or even years.  During 2007, we had on-going repositioning efforts on three of our office properties representing 13 buildings and approximately 3.1 million rentable square feet.  The repositioning properties exclude properties acquired during 2007 as these properties are discussed within the context of acquisitions.

Financings.  During 2007, we completed the following financing transactions:
•
Increase in secured notes payable. In June 2007, we borrowed an additional $150 million of long term variable rate debt.  This included an increase of $132 million in our existing loan facilities with Fannie Mae, plus additional loan facilities with Fannie Mae totaling $18 million.  These loans are secured by our residential properties with maturity dates ranging from June 1, 2012 to June 1, 2017.  Concurrent with the incremental borrowings, we entered into interest rate contracts to swap the underlying variable rates to fixed rates.  These contracts are designated as hedges and result in a weighted average fixed interest rate of approximately 5.87%.

•
Increase in available credit line.  We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC. In 2007, we increased the availability of our revolving credit facility by $120 million, bringing the total available revolver to $370 million.

Basis of Presentation
For the periods subsequent to October 31, 2006, the financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership.  Douglas Emmett, Inc. is a Maryland corporation formed on June 28, 2005, which did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006.  For a detailed description of this transaction and our resulting organization, see Note 1 to our consolidated financial statements included in this Report. The financial statements for the periods prior to October 31, 2006 are the consolidated financial statements of our predecessor. They include the accounts of Douglas Emmett Realty Advisors (DERA) and certain institutional funds, but do not include the accounts of other entities which were acquired at the time of our IPO. Because the 2007 and 2006 periods reflect significant differences in both the assets included and the ongoing economic impact resulting from our formation transactions, the results are in many cases not directly comparable and we urge readers to be even more than usually cautious in using them to predict future results.  As a result of these facts, investors are urged to exercise caution in using these past results as an indicator for our future performance.

Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. and our predecessor are based upon their respective consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties in connection with the IPO.  These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

Investment in Real Estate.  Acquisitions of properties and other business combinations are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.  Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships.  Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.  Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations.  These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount.  If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis.  The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition.  Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.  Additionally, we evaluate the time period over which such occupancy level would be achieved and we include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally six months.

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

The values allocated to land, buildings, site improvements, tenant improvements, and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, a portfolio average term of existing leases for in-place lease values and the respective remaining lease terms for tenant improvements and leasing costs.  The values of above- and below-market tenant leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market tenant leases) or a decrease (for above-market tenant leases) to rental income.  The value of above- and below-market ground leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to office rental operating expense.  The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

Income Taxes.  As a REIT, we are permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level.  REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

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

We recognize gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (FAS) No. 66, Accounting for Sales of Real Estate (FAS 66).  The specific timing of a sale is measured against various criteria in FAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, installment or cost recovery method.

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

Interest Rate Agreements.  We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  No other derivative instruments are used.  We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of our stockholders’ equity account.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Results of Operations
Our results of operations in 2007, 2006 and 2005 were affected by our acquisition and repositioning activities in all years including the acquisition of six office properties, three multifamily properties and the fee interest in one parcel of land that we lease to a third-party under a long-term ground lease that we acquired from our non-predecessor entities at the time of our IPO and subsequently.  As a consequence, our results are not comparable from period to period due to the varying timing of individual property acquisitions, the impact of the formation transactions and lease up or increased vacancy resulting from repositioning activities.  Our repositioning efforts have also impacted our operating results, and we expect that to continue.  Upon completion of our repositioning efforts, we expect that we will be able to stabilize occupancy at these properties at levels consistent with the rest of our portfolio.

In our office portfolio, our repositioning properties include Warner Center Towers, The Trillium and Bishop Place for all periods presented.  In addition, Harbor Court, Sherman Oaks Galleria and 9601 Wilshire were repositioning properties in 2006 and 2005.  Our acquisition properties in our office portfolio include Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical and San Vicente Plaza, which were acquired at the time of our IPO, as well as Century Park West and Cornerstone Plaza, which were acquired in 2007.  As of December 31, 2007, the repositioning and acquisition properties represented 42.3% of our total office portfolio based on rentable square feet.  In addition, we acquired five properties in our multifamily portfolio: Moanalua Hillside Apartments in January 2005, Royal Kunia in March 2006 and Barrington/Kiowa, Barry and Kiowa at the time of our IPO.  As of December 31, 2007, our multifamily acquisitions represented 42.7% of the total units in our multifamily portfolio.  During the periods discussed, we had no multifamily repositioning properties.

As discussed under “Basis of Presentation”, our results of operations for 2006 contain the consolidated results of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership, for the period from October 31, 2006 through December 31, 2006.  The results of operations for the period January 1, 2006 through October 30, 2006 consist of our predecessor, which includes the accounts of DERA and the institutional funds.  In our analysis below, we have combined the results for the year ended December 31, 2006 to compare to our consolidated results for 2007 and our predecessor’s results for 2005.

Comparison of year ended December 31, 2007 to year ended December 31, 2006

Revenue
Office Revenue
Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  Total office portfolio revenue increased by $72.1 million, or 19.1%, to $448.7 million for 2007 compared to $376.6 million for 2006 for the reasons described below.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $61.8 million, or 19.6%, to $376.9 million for 2007 compared to $315.1 million for 2006.  This increase is primarily due to incremental rent from the four properties we acquired at the time of our IPO in October 2006, the two additional properties we acquired in the second and fourth quarters of 2007 as described above, and gains in occupancy at our repositioning properties.  Rent also increased for the remainder of our office portfolio that was not acquired or repositioned during the periods presented, primarily due to gains in occupancy and increases in average rental rates for new and renewal leases signed since January 1, 2006.  In addition, we recognized approximately $25.7 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Tenant Recoveries.  Total office tenant recoveries increased by $4.5 million, or 22.0%, to $25.2 million for 2007 compared to $20.6 million for 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006, and the two additional properties we acquired in 2007.  The overall increase is also attributable to increases in tenant recoveries at our repositioning properties resulting from increases in occupancy, as well as an increase in recoverable scheduled services, payroll expense and property taxes as described in office rental expenses below.

Parking and Other Income.  Total office parking and other income increased by $5.7 million, or 14.0%, to $46.6 million for 2007 compared to $40.9 million for 2006.  This increase was primarily due to gains in occupancy in our repositioning and acquisition properties and parking rate increases implemented in July 2006 and July 2007 across the portfolio.

Multifamily Revenue
Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $12.5 million, or 21.8%, to $69.5 million for 2007 compared to $57.0 million for 2006, primarily due to the three multifamily property acquisitions in our formation transactions, as well as Villas at Royal Kunia, which we acquired in March 2006.  In addition, a significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since January 1, 2006.  The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants.  In addition, we recognized approximately $6.4 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses
Office Rental Expenses.  Total office rental expense was relatively flat between 2007 and 2006.  Expenses increased due to higher levels of scheduled services, payroll expense and property tax expense, reflecting both additional properties acquired at and after our IPO, as well as higher costs at existing properties between comparative periods.  The increased expense was offset by lower operating expenses in 2007 that resulted from the elimination of fees for property management services, which were provided by DECO in 2006 prior to the acquisition and consolidation of DECO in the formation transactions.

Multifamily Rental Expenses.  Total multifamily rental expense decreased by $1.1 million, or 5.9%, to $17.2 million for 2007 compared to $18.2 million for 2006, primarily due to the elimination of DECO property management fees as described under “Office Rental Expenses” above.  The decrease was partially offset by higher property tax and payroll expense resulting from the consolidation of non-predecessor multifamily properties since our IPO in October 2006.

General and Administrative Expenses.  General and administrative expenses for 2007 decreased $26.6 million to $21.5 million for 2007, compared to $48.1 million for 2006. The level of general and administrative expenses for 2006 was primarily attributable to one-time non-cash compensation costs at the time of our IPO totaling approximately $27.7 million and the payment by our predecessor of $13.2 million in one-time discretionary cash bonuses prior to the consummation of our IPO.  There were no such costs during 2007, however, these savings were partially offset by publicly-traded REIT-related costs subsequent to our IPO, including legal and audit fees, directors and officers insurance and costs related to our compliance with section 404 of Sarbanes-Oxley.

Depreciation and Amortization.  Depreciation and amortization expense increased $81.6 million, or 63.8%, to $209.6 million for 2007 compared to $128.0 million for 2006.  The increase was primarily due to depreciation of the higher cost basis for each existing property in our portfolio as a result of recording these real estate assets at market value in connection with our IPO and formation transactions, as well as incremental depreciation related to the ten office and multifamily properties we acquired as described above.

Non-Operating Income and Expenses
Gain on Investments in Interest Rate Contracts, Net.  We recognized a net gain of $6.8 million on investments in interest rate contracts in 2006 due to changes in the fair market value of our in-place interest rate swap contracts during the ten-month period of 2006 prior to our formation transactions.  In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts.  Therefore, no comparable gain or loss was recognized during 2007.

Interest Expense.  Interest expense increased $38.5 million, or 31.5%, to $160.6 million for 2007 compared to $122.2 million for 2006.  The increase was primarily due to an increase in our average outstanding debt related to the $545 million borrowed in the fourth quarter of 2006 to fund a portion of the formation transactions related to our IPO and an additional $150 million borrowed during the second quarter of 2007 to fund repurchase of our equity and the purchase of our new property in Century City.  The remaining increase in interest expense was primarily due to borrowings outstanding under our corporate revolver during 2007 to fund additional repurchases of our equity and the purchase of our new property in the Olympic Corridor.

Deficit Distributions to Minority Partners, Net. Deficit distributions to minority partners, net, was a $10.6 million net distribution for 2006. The expense was primarily due to cash distributions to limited partners exceeding the carrying amount of minority interest in the institutional funds included in our predecessor.  This category was not applicable subsequent to our IPO and therefore no such amount was recorded in 2007.

Minority Interests.   Minority interest income totaling $5.7 million was recognized for 2007 compared to minority expense of $25.9 million expense for 2006. The amount in 2006 represents the limited partners’ ownership interest in our predecessor, including a preferred minority investor.  The amount in 2007 represents the portion of results attributable to minority ownership interests in our operating partnership.

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

Tenant Recoveries.  Total office tenant recoveries increased by $6.0 million, or 41.1%, to $20.6 million for 2006 compared to $14.6 million for 2005 primarily due to tenant recoveries at our repositioning and acquisition properties and gains in occupancy and recoveries related to increases in operating expenses for the remainder of our office portfolio discussed below.

Parking and Other Income.  Total office parking and other income increased by $4.5 million, or 12.4%, to $40.9 million for 2006 compared to $36.4 million for 2005.  This increase was primarily due to gains in occupancy in our repositioning and acquisition properties and parking rate increases implemented in 2006 across the office portfolio.

Multifamily Revenue
Total Multifamily Revenue.  Total multifamily revenue consists of rent and parking and other income.  Total multifamily portfolio revenue increased by $11.8 million, or 26.1%, to $57.0 million for 2006 compared to $45.2 million for 2005, primarily due to our multifamily acquisitions described above.

Rent.  Total multifamily rent increased by $11.3 million, or 25.7%, to $55.2 million for 2006 compared to $43.9 million for 2005 primarily due to the acquisition of the five properties described above.  A portion of the multifamily increase was due to the rollover to market rents of several “Pre-1999 Units” since January 1, 2005.  The remainder of the increase was primarily due to increases in rents charged to other tenants.

Operating Expenses
Office Rental Expenses.  Total office rental expense increased by $9.1 million, or 7.6%, to $129.0 million for 2006 compared to $119.9 million for 2005, primarily due to the properties acquired at the time of our IPO described above, gains in occupancy at our repositioning properties, increases in estimated property taxes as a result of our formation transactions, increases in contractual expenses including janitorial and security costs, higher insurance costs in 2006 as a result of industry-wide rate increases and higher utility costs as a result of warmer than normal weather in 2006.

Multifamily Rental Expenses.  Total multifamily rental expense increased by $2.9 million, or 19.0%, to $18.2 million for 2006 compared to $15.3 million for 2005, primarily due to our multifamily acquisitions, increases in estimated property taxes as a result of our formation transactions, as well as higher insurance and utility costs as described for the office portfolio above.

General and Administrative Expenses.  General and administrative expenses for 2006 increased $41.6 million to $48.1 million for 2006 compared to $6.5 million for 2005 primarily due to one-time non-cash compensation costs at the time of our IPO totaling approximately $27.7 million and the payment by our predecessor of $13.2 million in one-time discretionary cash bonuses prior to the consummation of our IPO.

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

Deficit Distributions to Minority Partners, Net.  Deficit distributions to minority partners, net, decreased $17.5 million, or 62.2%, to $10.6 million for 2006 compared to $28.1 million for 2005.  The decrease was primarily due to a 2005 distribution related to a preferred investor contribution that did not occur in 2006.

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

We had total indebtedness of $3.1 billion at December 31, 2007, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.  Our debt increased $320 million from December 31, 2006 as a result of the $150 million of incremental borrowings discussed above and $170 million in borrowings under our revolving credit facility.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC. In 2007, we increased the availability of our revolving credit facility by $120 million, bringing the total available revolver to $370 million.  This revolving credit facility also contains an accordion feature that allows us to increase availability to $500 million under specified circumstances.  At December 31, 2007, there was $190 million available to us under this credit facility. This revolving credit facility expires in 2009 with two one-year extensions and an effective rate of either LIBOR plus 70 basis points or Federal Funds plus 95 basis points if the outstanding amount is less than $262.5 million and either LIBOR plus 80 basis points or Federal Funds plus 105 basis points if the amount outstanding is greater than $262.5 million. We have used our revolving credit facility for general corporate purposes, including funding acquisitions, redevelopment and repositioning opportunities, repurchases of our stock and operating partnership units, tenant improvements and capital expenditures, recapitalizations and providing working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages of which have been at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.  At December 31, 2007, the interest rate on all of our debt, other than amounts drawn under our revolving credit facility, was effectively fixed at an overall rate of 5.20% by virtue of interest rate swap and interest rate cap agreements.  See Notes 7 and 9 to our consolidated financial statements included in this Report.

At December 31, 2007, our total borrowings under secured loans represented 46.5% of our total market capitalization of $6.6 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at December 31, 2007 on the New York Stock Exchange of $22.61 per share.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through the use of our revolving credit facility or other short term acquisition lines of credit, which we subsequently repay with long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

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

Commitments
The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2007:

	Payment due by period (in thousands)
		Less than	1-3	4-5
Contractual Obligations	Total	1 year	years	years	Thereafter
Long-term debt obligations	$3,080,450	$-	$180,450	$2,688,080	$211,920
Minimum lease payments	8,504	1,078	1,440	1,466	4,520
Purchase commitments related to capital expenditures associated with tenant improvements and repositioning and other purchase obligations	4,734	4,734	-	-	-
Total	$3,093,688	$5,812	$181,890	$2,689,546	$216,440

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short-term and the long-term.

In 2007, we declared an annual dividend of $0.70 per share, paid quarterly following the end of each quarter.

Off-Balance Sheet Arrangements
At December 31, 2007, we did not have any off balance sheet financing arrangements.

Cash Flows
Cash and cash equivalents were $5.8 million and $4.5 million, respectively, at December 31, 2007 and 2006.

Net cash provided by operating activities increased $8.2 million to $154.8 million for 2007 compared to $146.6 million for 2006.  The increase in 2007 reflects higher net cash flow from existing properties that generated improved results, as well as incremental cash flow from acquired properties.

Net cash used in investing activities decreased $1.9 billion to $172.8 million for 2007 compared to $2.1 billion for 2006.  The decrease was primarily due to a lower level of spending on property acquisitions in 2007 compared to 2006.  The amount in 2006 was due to the use of proceeds generated by our IPO and IPO-related financing transaction to acquire the non-predecessor properties and to liquidate the owners of our predecessor who elected to receive cash in the formation transactions.

Net cash provided by financing activities decreased $1.83 billion to $19.3 million for 2007 compared to $1.85 billion for 2006. During 2007, the net cash inflow represents borrowings in excess of equity repurchases and payments of dividends and distributions.  The amount in 2006 related to the proceeds from our formation transactions in October 2006 including $1.5 billion in net proceeds from our IPO and the $545.0 million additional borrowing under our term loan, partially offset by debt repayments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  In conjunction with our IPO, we entered into two new series of interest rate swap and interest rate cap contracts.  The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for cash flow hedge accounting under FAS 133.  We only enter into contracts with major financial institutions based on their credit rating and other factors.  For a description of our Interest Rate Contracts, please see Note 9 to our consolidated financial statements contained in this Report.

As of December 31, 2007, approximately 94.1% (or $2.90 billion) of our total outstanding debt of $3.08 billion, excluding loan premiums, was subject to floating interest rates which were effectively fixed by virtue of interest rate contracts.  The remaining $180.5 million bears interest at a floating rate and was not mitigated by interest rate contracts.  Based on the level of variable rate debt outstanding at December 31, 2007, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $900.

Item 8.  Financial Statements and Supplementary Data
All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B.  Other Information
None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

We have adopted a Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, which is a “code of ethics” as defined by applicable rules of the SEC.  The purpose of the code is to ensure that our business is conducted in a consistently legal and ethical matter.  We have posted the text of the code on our website at www.douglasemmett.com.  If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial officer or Principal Accounting Officer, we will disclose the nature of any such amendment or waiver to the code, its effective date and to whom it applies, on our website or in a report on Form 8-K filed with the SEC.  We will provide a copy of our code or our Annual Report on Form 10-K free of charge to any person upon request by writing to us at the following address:  Douglas Emmett, Inc., 808 Wilshire Blvd., Santa Monica, California 90401, Attn: Corporate Secretary.

Item 11.  Executive Compensation
Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

Item 14.  Principal Accountant Fees and Services
Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2007.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule
Page No.
Index to Financial Statements.
1.	The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
	Report of Management on Internal Control Over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statement of Operations for the year ended December 31, 2007, for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006,  and the year ended December 31, 2005
F-5

Consolidated Statement of Stockholders’ Equity (Defecit) for the year ended December 31, 2007, for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006,  and the year ended December 31, 2005
F-6

Consolidated Statement of Cash Flows year ended December 31, 2007, for the period from October 31, 2006 through December 31, 2006, for the period from January 1, 2006 through October 30, 2006, and the year ended December 31, 2005
F-7
	Notes to Consolidated Financial Statements	F-8
	Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2007.	F-30

(b)	Exhibits.
	3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (6)
	3.2	Amended and Restated Bylaws of Douglas Emmett, Inc. (6)
	3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(2)
	4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(4)
	10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (4)
	10.2	Amended and Restated Discount MBS Multifamily Note for $153,630,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
	10.3	Amended and Restated Discount MBS Multifamily Note for $46,400,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
	10.4	Amended and Restated Discount MBS Multifamily Note for $43,440,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
	10.5	Amended and Restated Discount MBS Multifamily Note for $144,610,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
	10.6	Discount MBS Multifamily Note for $111,920,000 between Fannie Mae and DEG Residential, LLC, dated June 1, 2007. (7)
	10.7	Form of Registration Rights Agreement among Douglas Emmett, Inc. and the persons named therein. (1)
	10.8	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (3)
	10.9	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (8)+
	10.10	Form of Stock Option Agreement. (3)
	10.11	Form of Employment Agreement between Douglas Emmett, Inc. and Jordan Kaplan(4) +
	10.12	Form of Employment Agreement between Douglas Emmett, Inc. and Kenneth Panzer. (4) +
	10.13	Form of Employment Agreement between Douglas Emmett, Inc. and William Kamer. (4) +
10.14
Representation, Warranty and Indemnity Agreement among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Dan A. Emmett, Christopher Anderson, Jordan Kaplan and Kenneth Panzer, dated as of June 15, 2006. (1)

	10.15	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF Acquisition, LLC and Douglas Emmett Realty Fund, dated as of June 15, 2006. (1)
	10.16	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF No. 2 Acquisition, LLC and Douglas Emmett Realty Fund No. 2, dated as of June 15, 2006. (1)
	10.17	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1995 Acquisition, LLC and Douglas Emmett Realty Fund 1995, dated as of June 15, 2006. (1)
	10.18	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1996 Acquisition, LLC and Douglas Emmett Realty Fund 1996, dated as of June 15, 2006. (1)
	10.19	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1997 Acquisition, LLC and Douglas Emmett Realty Fund 1997, dated as of June 15, 2006. (1)
	10.20	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 1998 Acquisition, LLC and Douglas Emmett Realty Fund 1998, dated as of June 15, 2006. (1)
	10.21	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 2000 Acquisition, LLC and Douglas Emmett Realty Fund 2000, dated as of June 15, 2006. (1)
	10.22	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, DERF 2002 Acquisition, LLC and Douglas Emmett Realty Fund 2002, dated as of June 15, 2006. (1)

10.23	Agreement and Plan of Merger among Douglas Emmett, Inc., DERF 2005 Acquisition, LLC, Douglas Emmett 2005 REIT, Inc. and Douglas Emmett Realty Fund 2005, dated as of June 15, 2006. (1)
10.24	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund Acquisition, LLC and The Opportunity Fund, dated as of June 15, 2006. (1)
10.25	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund 1995 Acquisition, LLC and The Opportunity Fund 1995, dated as of June 15, 2006. (1)
10.26	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Opp Fund 1996 Acquisition, LLC and The Opportunity Fund 1996, dated as of June 15, 2006. (1)
10.27	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Barry Acquisition, LLC and Barry Properties, Ltd., dated as of June 15, 2006. (1)
10.28	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Kiowa Acquisition, LLC and Kiowa Properties, Ltd., dated as of June 15, 2006. (1)
10.29	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Barrington/Kiowa Acquisition, LLC and Barrington/Kiowa Properties, dated as of June 15, 2006. (1)
10.30	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, BSVM Acquisition, LLC and Brentwood-San Vicente Medical, Ltd., dated as of June 15, 2006. (1)
10.31	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Brentwood Court Acquisition, LLC and Brentwood Court, dated as of June 15, 2006. (1)
10.32	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Brentwood Plaza Acquisition, LLC and Brentwood Plaza, dated as of June 15, 2006. (1)
10.33	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, San Vicente Plaza Acquisition, LLC and San Vicente Plaza, dated as of June 15, 2006. (1)
10.34	Agreement and Plan of Merger among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Owensmouth Acquisition, LLC and Owensmouth/Warner, LLC, dated as of June 15, 2006. (1)
10.35
Agreement and Plan of Merger among Douglas Emmett, Inc., DECO Acquisition, LLC, DERA Acquisition, LLC, Douglas, Emmett and Company and Douglas Emmett Realty Advisors, Inc., dated as of June 15, 2006. (1)

10.36	P.L.E. OP Contribution Agreement among Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors, Inc. and the stockholders of P.L.E. Builders, Inc., dated as of June 15, 2006. (1)
10.37
REIT Contribution Agreement among Douglas Emmett, Inc., Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors, Inc., Aberdeen Properties, Coral Realty, EA Realty, New September, LLC and the contributors signatory thereto, dated as of June 15, 2006. (1)

10.38	HBRCT OP Contribution Agreement among Douglas Emmett Properties, LP, Douglas Emmett Realty Advisors and HBRCT LLC, dated as of June 15, 2006. (1)
10.39	Asset Contribution Agreement among Douglas Emmett, Inc., DERA Acquisition, LLC, DECO Acquisition, LLC, DERF 2005 Acquisition, LLC and Douglas Emmett Properties, LP, dated as of June 15, 2006. (1)
10.40	Employment Agreement between Douglas Emmett, Inc. and Andres Gavinet. (4) +
10.41	Form of LTIP Unit Award Agreement. (4) +
10.42	$170,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1993, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.43	$260,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1995, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.44	$215,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1996, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.45
$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)

10.46	$150,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1998, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.47	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2000, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.48	$110,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.49
Joinder and Supplement Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, and DEG, LLC, made with reference to the Loan Agreement dated as of August 25, 2005 by and among Douglas Emmett 2002, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (3)

10.50	Form of LTIP Unit Designation. (4)
10.51
Form of Credit Agreement among Douglas Emmett 2006, LLC, Bank of America, N.A., Banc of America Securities, LLC, Bank of Montreal, Bayerische Landesbank, Wachovia Bank, N.A. and the other lenders party thereto. (4)

10.52	Form of Modification Agreement among Douglas Emmett 1993, LLC, Brentwood Plaza, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.53	Form of Modification Agreement among Douglas Emmett 1995, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.54	Form of Modification Agreement among Douglas Emmett 1996, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.55	Form of Modification Agreement among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.56	Form of Modification Agreement among Douglas Emmett 1998, LLC, Brentwood Court, Brentwood-San Vicente Medical, Ltd., the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.57	Form of Modification Agreement among Douglas Emmett 2000, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.58	Form of Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza, Owensmouth/Warner, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.59
Form of Joinder and Supplement Agreement among Douglas Emmett 1993, LLC and Brentwood Plaza made with reference to the Modification Agreement among Douglas Emmett 1993, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.60
Form of Joinder and Supplement Agreement among Douglas Emmett 1998, LLC, Brentwood Court and Brentwood-San Vicente Medical, Ltd. made with reference to the Modification Agreement among Douglas Emmett 1998, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.61
Form of Joinder and Supplement Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza and Owensmouth/Warner, LLC made with reference to the Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.62	Adjustable Rate Multifamily Note for $7,750,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.63	Adjustable Rate Multifamily Note for $7,150,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.64	Adjustable Rate Multifamily Note for $3,100,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.65
Second Amendment to Credit Agreement and Reaffirmation of Loan Documents Entered into as of August 31, 2007, by and among Douglas Emmett 2006, LLC; Bank Of America, N.A.; BMO Capital Markets Financing, Inc.; Bayerische Landesbank; ING Real Estate Finance (USA) LLC; and Bank Of America, N.A.

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
___________________________
+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Previously filed with the Form S-11 filed by the Registrant on June 16, 2006 and incorporated herein by this reference.
(2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on August 4, 2006 and incorporated herein by this reference.
(3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on September 20, 2006 and incorporated herein by this reference.
(4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on October 3, 2006 and incorporated herein by this reference.
(5)
In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(6)	Previously filed with Amendment No. 6 to the Form S-11 filed by the Registrant on October 19, 2006.
(7)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by the Registrant on August 10, 2007 and incorporated herein by this reference.
(8)	Previously filed with the Quarterly Report on Form 8-K filed by the Registrant on December 21, 2007 and incorporated herein by this reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated: February 22, 2008	By:	/s/JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

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

/s/ DR. ANDREA L. RICH
Dr. Andrea L. Rich	Director

/s/ WILLIAM WILSON III
William Wilson III	Director

Each of the above signatures is affixed as of February 22, 2008.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses unqualified opinions on the effectiveness of our internal control over financial reporting as of December 31, 2007.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer

/s/ WILLIAM KAMER
William Kamer Chief Financial Officer

February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows of the Company for the year ended December 31, 2007 and for the period from October 31, 2006 through December 31, 2006, and of Douglas Emmett Realty Advisors, Inc. and subsidiaries (the “predecessor”), as defined in Note 1, for the period from January 1, 2006 through October 30, 2006 and for the year ended December 31, 2005.  Our audits also include the financial statement schedule listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and for the period from October 31, 2006 through December 31, 2006, and the consolidated results of the predecessor’s operations and cash flows for the period from January 1, 2006 through October 30, 2006 and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Douglas Emmett, Inc. and our report dated February  20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 20, 2008

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets
Investment in real estate
Land	$825,560	$813,599
Buildings and improvements	4,978,124	4,863,955
Tenant improvements and lease intangibles	460,486	411,063
	6,264,170	6,088,617
Less: accumulated depreciation	(242,114)	(32,521)
Net investment in real estate	6,022,056	6,056,096
Cash and cash equivalents	5,843	4,536
Tenant receivables, net	955	4,160
Deferred rent receivables, net	20,805	3,587
Interest rate contracts	84,600	76,915
Acquired lease intangible assets, net	24,313	34,137
Other assets	31,396	20,687
Total assets	$6,189,968	$6,200,118

Liabilities
Secured notes payable, including loan premium	$3,105,677	$2,789,702
Accounts payable and accrued expenses	62,704	51,736
Security deposits	31,309	28,670
Acquired lease intangible liabilities, net	218,371	263,649
Interest rate contracts	129,083	6,278
Dividends payable	19,221	13,801
Total liabilities	3,566,365	3,153,836

Minority interests	793,764	934,509

Stockholders’ Equity
Common stock, $0.01 par value 750,000,000 authorized, 109,833,903 and 115,005,860 outstanding at December 31, 2007 and 2006, respectively	1,098	1,150
Additional paid-in capital	2,019,716	2,144,600
Accumulated other comprehensive income	(101,163)	415
Accumulated deficit	(89,812)	(34,392)
Total stockholders’ equity	1,829,839	2,111,773

Total liabilities and stockholders’ equity	$6,189,968	$6,200,118

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Douglas Emmett, Inc.		The Predecessor
	Year Ended December 31, 2007	For the Period October 31, 2006 through December 31, 2006	For the Period January 1, 2006 through October 30, 2006	Year Ended December 31, 2005
Revenues
Office rental
Rental revenues	$376,921	$62,384	$252,694	$297,551
Tenant recoveries	25,177	5,436	15,206	14,632
Parking and other income	46,648	7,886	33,039	36,383
Total office revenues	448,746	75,706	300,939	348,566

Multifamily rental
Rental revenues	67,427	10,954	44,241	43,942
Parking and other income	2,047	335	1,488	1,280
Total multifamily revenues	69,474	11,289	45,729	45,222

Total revenues	518,220	86,995	346,668	393,788

Operating Expenses
Office expense	128,759	24,515	104,524	119,879
Multifamily expense	17,150	3,175	15,041	15,347
General and administrative	21,486	30,201	17,863	6,457
Depreciation and amortization	209,593	32,521	95,456	113,170
Total operating expenses	376,988	90,412	232,884	254,853

Operating income (loss)	141,232	(3,417)	113,784	138,935

Gain on investments in interest contracts, net	-	-	6,795	81,666
Interest and other income	695	87	4,515	2,264
Interest expense	(160,616)	(26,213)	(95,938)	(115,674)
Deficit distributions to minority partners, net	-	-	(10,642)	(28,150)
(Loss) income before minority interest	(18,689)	(29,543)	18,514	79,041

Minority Interests
Minority interests	5,681	8,952	(18,673)	(79,756)
Preferred minority investor	-	-	(16,203)	(15,805)
Net loss	$(13,008)	$(20,591)	$(16,362)	$(16,520)

Net loss per common share – basic and diluted	$(0.12)	$(0.18)	$(251,723)	$(254,154)

Dividends declared per common share	$0.70	$0.12	$-	$-

Weighted average shares of common stock outstanding -basic and diluted	112,645,587	115,005,860	65	65

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Douglas Emmett, Inc.		The Predecessor
	Year Ended December 31, 2007	For the Period October 31, 2006 through December 31, 2006	For the Period January 1, 2006 through October 30, 2006	Year Ended December 31, 2005
Shares of Common Stock
Balance at beginning of period	115,005,860	65	65	65
Exchange of predecessor common stock for common stock of the company	-	(65)	-	-
Repurchase of common stock	(5,171,957)	-	-	-
Issuance of common stock	-	115,005,860	-	-
Balance at end of period	109,833,903	115,005,860	65	65

Common Stock
Balance at beginning of period	$1,150	$-	$-	$-
Repurchase of common stock	(52)	-	-	-
Issuance of common stock	-	1,150	-	-
Balance at end of period	$1,098	$1,150	$-	$-

Additional Paid-in Capital
Balance at beginning of period	$2,144,600	$60,000	$-	$-
Reclassify predecessor deficit to additional paid-in capital	-	(129,086)	-	-
Contributions	-	-	60,000	-
Repurchase of common stock	(125,133)	-	-	-
Issuance of common stock	-	2,202,040	-	-
Stock compensation	249	11,646	-	-
Balance at end of period	$2,019,716	$2,144,600	$60,000	$-

Notes Receivable From Stockholders
Balance at beginning of period	$-	$-	$-	$-
Contributions	-	-	(60,000)	-
Receipt of amounts due under notes receivable from stockholders	-	-	60,000	-
Balance at end of period	$-	$-	$-	$-

Accumulated Other Comprehensive Income
Balance at beginning of period	$415	$-	$-	$-
Cash flow hedge adjustment	(101,578)	415	-	-
Balance at end of period	$(101,163)	$415	$-	$-

Accumulated Deficit
Balance at beginning of period	$(34,392)	$(129,086)	$(97,791)	$(63,614)
Reclassify predecessor deficit to additional paid-in capital	-	129,086	-	-
Net loss	(13,008)	(20,591)	(16,362)	(16,520)
Distributions	-	-	(14,933)	(17,657)
Minority interests redemption adjustment	36,138	-	-	-
Dividends	(78,550)	(13,801)	-	-
Balance at end of period	$(89,812)	$(34,392)	$(129,086)	$(97,791)

Total Stockholders Equity (Deficit)
Balance at beginning of period	$2,111,773	$(69,086)	$(97,791)	$(63,614)
Net Loss	(13,008)	(20,591)	(16,362)	(16,520)
Cash flow hedge adjustment	(101,578)	415	-	-
Comprehensive income	(114,586)	(20,176)	(16,362)	(16,520)
Issuance of common stock	-	2,203,190	-	-
Repurchase of common stock	(125,185)	-	-	-
Contributions	-	-	60,000	-
Distributions	-	-	(14,933)	(17,657)
Dividends	(78,550)	(13,801)	-	-
Minority interests redemption adjustment	36,138	-	-	-
Stock compensation	249	11,646	-	-
Balance at end of period	$1,829,839	$2,111,773	$(69,086)	$(97,791)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Douglas Emmett, Inc.		The Predecessor
	Year Ended December 31, 2007	For the Period October 31, 2006 through December 31, 2006	For the Period January 1, 2006 through October 30, 2006	Year Ended December 31, 2005
Operating Activities
Net loss	$(13,008)	$(20,591)	$(16,362)	$(16,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests in consolidated real estate partnerships	(5,681)	(8,952)	34,876	95,561
Deficit distributions to minority partners	-	-	10,642	28,150
Depreciation and amortization	209,593	32,521	95,456	113,170
Net accretion of acquired lease intangibles	(40,563)	(6,871)	(1,561)	(1,690)
Amortization of deferred loan costs	1,136	168	2,318	10,482
Amortization of loan premium	(4,475)	(721)	-	-
Non-cash market value adjustments on interest rate contracts	14,266	2,561	(6,795)	(81,666)
Non-cash amortization of stock-based compensation	2,178	26,600	-	-
Change in working capital components
Tenant receivables	3,229	-	1,065	(1,278)
Deferred rent receivables	(17,218)	(3,587)	(6,489)	(15,897)
Accounts payable, accrued expenses and security deposits	15,211	19,509	22,227	434
Other assets	(9,863)	(19,642)	(9,752)	(2,935)
Net cash provided by operating activities	154,805	20,995	125,625	127,811

Investing Activities
Capital expenditures, property acquisitions and purchases of predecessor owners’ interests in real estate	(172,804)	(1,935,476)	(165,970)	(231,157)
Net cash used in investing activities	(172,804)	(1,935,476)	(165,970)	(231,157)

Financing Activities
Proceeds from borrowings	404,850	596,000	82,000	1,865,000
Deferred loan costs	(1,767)	(4,524)	(1,253)	(14,476)
Repayment of borrowings	(124,700)	(141,500)	-	(1,724,655)
Net change in short-term borrowings	40,300	-	-	-
Proceeds from affiliated borrowing	-	-	-	23,500
Repayments of affiliated borrowing	-	-	-	(23,500)
Proceeds from interest rate swap termination	-	-	-	10,982
Payment on interest rate swap termination	-	-	-	(1,281)
Contributions by minority interests	-	-	33,264	142,518
Distributions to minority interests	(31,851)	-	(67,292)	(156,663)
Redemption of minority interests	(69,211)	(188,128)	-	-
Contributions by stockholders	-	-	60,000	-
Distributions to stockholders	-	-	(14,933)	(17,657)
Issuance of common stock, net	-	1,497,446	-	-
Repurchase of common stock	(125,185)	-	-	-
Cash dividends	(73,130)	-	-	-
Net cash provided by financing activities	19,306	1,759,294	91,786	103,768

Increase (decerease) in cash and cash equivalents	1,307	(155,187)	51,441	422
Cash and cash equivalents at beginning of period	4,536	159,723	108,282	107,860
Cash and cash equivalents at end of period	$5,843	$4,536	$159,723	$108,282

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$152,746	$23,849	$97,928	$110,651

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
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

Because the formation transactions did not occur until October 30, 2006, the historical financial results in these financial statements for periods prior to and including that date relate to our accounting predecessor.  Our predecessor includes Douglas Emmett Realty Advisors, Inc. (DERA or the predecessor) as the accounting acquirer, and nine consolidated real estate limited partnerships that owned, directly or indirectly, office and multifamily properties and fee interests in land subject to ground leases, which we refer to collectively as the “institutional funds.”  For the periods presented prior to our IPO, DERA was the general partner, and had responsibility for the asset management of the institutional funds.

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

After the completion of our IPO and the related formation transactions, we are a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of December 31, 2007, we own a portfolio of 48 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

The terms “us”, “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries (including our operating partnership) subsequent to our IPO on October 30, 2006 and our predecessor prior to that date.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

2. Summary of Significant Accounting Policies

Basis of Presentation
For the periods subsequent to October 31, 2006, the financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership. The financial statements presented for periods prior to October 31, 2006 are the consolidated financial statements of our predecessor, which include the accounts of DERA and the institutional funds.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Investments in Real Estate
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, acquired above- and below-market tenant leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

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

Douglas Emmett, Inc.
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

The values allocated to land, buildings, site improvements, tenant improvements, leasing costs and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, a portfolio average term of existing leases for in-place lease values and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Douglas Emmett, Inc.
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

Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Total lease termination revenue was recorded in the amount of $332 for the year ended December 31, 2007; $38 for the period of October 31, 2006 to December 31, 2006; $365 for the period of January 1, 2006 to October 30, 2006; and $1,291 for the year ended December 31, 2005.

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

 Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. As of December 31, 2007 and 2006, we had an allowance for doubtful accounts of $4,136 and $934, respectively.

We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. As of December 31, 2007 and 2006, we had a total of approximately $21,794 and $17,074, respectively, of lease security available on existing letters of credit, as well as $31,309 and $28,670, respectively, of lease security available in security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2007 and 2006. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Interest Rate Agreements
We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments were used.

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by FAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  See Note 9 for the accounting of our and our predecessor’s interest rate hedges.

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

Income Taxes
As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  We believe we have met these tests during 2007 and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Earnings Per Share
Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. See Note 13.

Recently Issued Accounting Literature
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 on January 1, 2007.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements at December 31, 2007.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  FAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  FAS 157 applies whenever other standards require assets or liabilities to be measured at fair value.  This statement is effective in fiscal years beginning after November 15, 2007.  We believe that the adoption of this standard will not have a material effect on our financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us begins with our 2008 fiscal year.  We do not expect to elect the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160).  FAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year.  We are currently evaluating the impact that FAS No. 160 will have on our financial statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141R).  FAS 141R will significantly change the accounting for business combinations.  Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R also includes a substantial number of new disclosure requirements.  FAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year.  We are currently evaluating the impact that FAS 141R will have on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

3. Initial Public Offering
As described in Note 1, we acquired our predecessor and certain other entities simultaneously with the closing of our IPO on October 30, 2006.  In the fourth quarter of 2007, we recorded the final allocation of the purchase price to the assets acquired and liabilities assumed, which was immaterial.

4. Investment in Real Estate
In October 2007, we acquired an 8-story, Class A office building comprised of approximately 174,000 square feet, located within the Olympic Corridor submarket, for a contract price of $84 million.  In May 2007, we acquired an approximate 50,000 rentable square foot Class A office building located in our Century City submarket for a contract price of $32 million.  We obtained the ground leasehold in the property and the option to acquire fee title to the land for a fixed price of $800,000 in conjunction with the acquisition.  We exercised the option and acquired fee title to the land at the end of  2007.  The building is currently 100% leased through December 2019.

In March 2006, our predecessor acquired a multifamily property in Honolulu, Hawaii. The aggregate acquisition costs of this property approximated $114 million.

The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Douglas Emmett, Inc.	The Predecessor
	2007 Acquisitions	2006 Acquisition
Investment in real estate:
Land	$11,962	$42,887
Buildings and improvements	102,449	68,394
Tenant improvements and other in-place lease assets	7,283	2,982
Tenant receivables and other assets	24	579
Accounts payable, accrued expenses and tenant security deposits	(700)	(849)
Acquired lease intangible liabilities	(5,109)	(263)
Net acquisition cost	$115,909	$113,730

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	December 31,
	2007	2006
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(11,564)	(1,817)
Below-market ground leases	3,198	3,198
Accumulated amortization	(91)	(14)
Acquired lease intangible assets, net	$24,313	$34,137

Below-market tenant leases	$261,260	$256,151
Accumulated accretion	(57,112)	(8,353)
Above-market ground leases	16,200	16,200
Accumulated accretion	(1,977)	(349)
Acquired lease intangible liabilities, net	$218,371	$263,649

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income in the amount of $39,011 for the year ended December 31, 2007; $6,536 for the period of October 31, 2006 to December 31, 2006; $1,009 for the period of January 1, 2006 to October 30, 2006; and $1,690 for the year ended December 31, 2005. The weighted-average amortization period for our above and below market tenant leases was approximately 4 years as of December 31, 2007.

The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense in the amount of $1,552 for the year ended December 31, 2007; $335 for the period of October 31, 2006 to December 31, 2006; $552 for the period of January 1, 2006 to October 30, 2006; and $1,146 for the year ended December 31, 2005.

Following is the estimated net accretion at December 31, 2007 for the next five years:
Year
2008	$35,522
2009	29,536
2010	25,433
2011	21,362
2012	18,335
Thereafter	63,870
Total	$194,058

5. Other Assets
Other assets consist of the following at:

	December 31,
	2007	2006
Deferred loan costs, net of accumulated amortization of $1,304 and $168 at December 31, 2007 and 2006, respectively	$4,987	$4,356
Deposits in escrow	4,000	-
Restricted cash	2,848	2,827
Prepaid interest	7,944	4,953
Prepaid expenses	3,095	3,291
Interest receivable	3,229	3,015
Other indefinite-lived intangible	1,988	1,988
Other	3,305	257
	$31,396	$20,687

We and our predecessor incurred deferred loan cost amortization expense of $1,136 for the year ended December 31, 2007, $168 for the period of October 31, 2006 to December 31, 2006; $2,318 for the period of January 1, 2006 to October 30, 2006; and $10,482 for the year ended December 31, 2005.  The amortization expense was inclusive of loan cost write-offs totaling $9,823 for the year ended December 31, 2005.  There were no loan costs written-off to expense in 2007 and 2006. The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

6. Minimum Future Lease Rentals
 We and our predecessor have leased space to tenants primarily under noncancelable operating leases which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We and our predecessor have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income totaled $1,138 for the year ended December 31, 2007; $133 for the period of October 31, 2006 to December 31, 2006; $913 for the period of January 1, 2006 to October 30, 2006; and $933 for the year ended December 31, 2005.

Future minimum base rentals on noncancelable office and ground operating leases at December 31, 2007 are as follows:

2008	$340,252
2009	310,260
2010	269,144
2011	220,143
2012	177,047
Thereafter	486,225
Total future minimum base rentals	$1,803,071

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

A summary of our secured notes payable is as follows:

						Effective
						Annual		Swap
	December 31,			Fixed/Floating		Interest	Maturity	Maturity
Type of Debt	2007		2006	Rate		Rate(1)	Date	Date

Variable Rate Swapped to Fixed Rate:
Modified Term Loan(2)(3)	$2,300,000	(3)	$2,300,000	LIBOR + 0.85%		5.20%	08/31/12	08/01/10-08/01/12

Fannie Mae Loan I (4)	293,000		293,000	DMBS + 0.60%		4.76	06/01/12(5)	08/01/11
Fannie Mae Loan II(4)	75,000		75,000	DMBS + 0.76%		4.93	02/01/15	08/01/11
Fannie Mae Loan III(4)	82,000		82,000	LIBOR + 0.62%		5.70	02/01/16	03/01/12
Fannie Mae Loan IV(4)	95,080	(6)	-	DMBS + 0.60%		5.86	06/01/12	08/01/11
Fannie Mae Loan V(4)	36,920	(6)	-	DMBS + 0.60%		5.86	02/01/15	08/01/11
Fannie Mae Loan VI(4)	18,000	(6)	-	LIBOR + 0.62%		5.90	06/01/17	06/01/12
Subtotal	2,900,000	(7)	2,750,000			5.20%

Variable Rate:
Senior Secured Revolving Credit Facility(8)	180,450		10,000	LIBOR/Fed Funds+	(9)	---	10/30/09	---
Subtotal	3,080,450		2,760,000
Unamortized Loan Premium(10)	25,227		29,702
Total	$3,105,677		$2,789,702

(1)	Includes the effect of interest rate contracts. Based on actual/365-day basis and excludes amortization of loan fees and unused fees on credit line.
(2)	Secured by seven separate cross collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.

(4)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(5)	The maturity date was extended by five months in conjunction with the $150 million of incremental loans entered into during the second quarter of 2007.
(6)	Represents part of $150 million in incremental borrowings made during the second quarter of 2007.
(7)	The weighted average remaining life of our outstanding debt is 4.9 years. The weighted average remaining life of the interest rate swaps associated with this balance is 3.2 years.
(8)	Loan is secured by nine properties and has two one-year extension options available.
(9)
This revolver bears interest at either LIBOR +0.70% or Fed Funds + 0.95% at our election.  If the amount outstanding exceeds $262.5 million, the credit facility bears interest at either LIBOR +0.80% or Fed Funds + 1.05% at our election

(10)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at December 31, 2007 are as follows:

2008	$-
2009	180,450
2010	-
2011	-
2012	2,688,080
Thereafter	211,920
Total future principal	$3,080,450

Senior Secured Revolving Credit Facility
During 2007, we increased the availability under our secured revolving credit facility by $120 million, to an aggregate of $370 million.  Our secured revolving credit facility is with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, and bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less and at either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points if the amount outstanding is greater than $262.5 million. Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by an additional $130 million, to $500 million, under specified circumstances.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires in 2009 with two one-year extensions at our option.

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of:

	December 31,
	2007	2006
Accounts payable	$43,449	$32,978
Accrued interest payable	13,963	12,701
Deferred revenue	5,292	6,057
	$62,704	$51,736

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

9. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $2.9 billion to protect against interest rate fluctuations on our existing variable-rate term loan facilities.  These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.  An unrealized loss of $101.6 million was recorded in accumulated other comprehensive income in our consolidated balance sheet for the year ended December 31, 2007 and an unrealized gain of $415 was recorded in accumulated other comprehensive income in our consolidated balance sheet for the period October 31, 2006 through December 31, 2006, representing the change in fair value of the cash flow hedges.  An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives designated as hedges under FAS 133 will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  The change in net unrealized gains and losses on cash flow hedges reflects a reclassification of $8.8 million and $1.6 million from accumulated other comprehensive income to interest expense, as a reduction in interest expense for the year ended December 31, 2007 and for the period from October 31, 2006 through December 31, 2006, respectively.  For derivatives designated as cash flow hedges, we estimate an additional $28.3 million will be reclassified during 2008 from accumulated other comprehensive income to interest expense as a reduction in interest expense.

We also have additional interest rate swaps that we acquired from our predecessor at the time of our IPO.  Our predecessor had $2.21 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.09% and 5.00%.  Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%, which were intended to largely off-set the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps.  The acquired pay-fixed swaps and the new receive-fixed swaps were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The fair value of these swaps decreased $13.2 million and $2.6 million for the year ended December 31, 2007 and for the period of October 31, 2006 through December 31, 2006, respectively, representing the realization of the pre-IPO fair value of the swaps over their remaining term.  These amounts were recorded in interest expense.  We also recorded $19.1 million and $3.3 million of interest receipts related to swaps not designated as hedges under FAS 133 in interest expense for the year ended December 31, 2007 and for the period October 31, 2006 through December 31, 2006, respectively.  Prior to our IPO, our predecessor’s existing interest rate swaps were marked to their market value through gain on investments in interest contracts, net, amounting to a net gain of $6.8 million and $81.7 million for the period January 1, 2006 through October 30, 2006 and the year ended December 31, 2005, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

10. Preferred Minority Interests in Consolidated Real Estate Partnerships

A preferred minority investor invested $99 million and $85 million, in 2005 and 2004, respectively, in two of our predecessor’s consolidated subsidiaries. In return, the preferred minority investor received a profit participation of 8.75% per annum on its unreturned capital contribution. The profit participation is reflected in our predecessor’s statement of operations as a component of minority interests for the period of January 1, 2006 to October 30, 2006 and for the year ended December 31, 2005.  The preferred minority investor’s interest was redeemed in conjunction with our IPO and formation transactions.

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

12. Stockholders’ Equity and Minority Interests in Operating Partnership

Minority interests in our operating partnership relate to interests in our operating partnership that are not owned by us, which amounted to approximately 30% at December 31, 2007.  After the completion of our IPO and the formation transactions, these interests are comprised of the continuing investors (including our predecessor principals and our executive officers) who elected to own units in our operating partnership.  In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.  Neither we nor our operating partnership retained any proceeds from the issuance of common stock.

Continuing investors, including our predecessor principals, holding shares of our common stock or units in our operating partnership, as a result of the formation transactions, have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Shares and Units
A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our operating partnership. A unit may be redeemed for cash, or exchanged at our election for shares of common stock on a one-for-one basis. We had 109,833,903 shares of common stock and 47,149,489 units outstanding as of December 31, 2007.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Dividends
During 2007, we declared four quarterly dividends of $0.175 per share, which equals an annual rate of $0.70 per share.  In addition, on January 15, 2007 we paid a dividend of $0.12 per share, which represented a pro rated quarterly dividend for the period from October 31, 2006 to December 31, 2006.

Equity Repurchases
During the year ended December 31, 2007, we repurchased approximately 8.1 million share equivalents in private transactions for a total consideration of approximately $194.4 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.

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

13. Loss per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share (in thousands except share and per share amounts):

		For the Period October 31, 2006	For the Period January 1, 2006
	Year ended	through	through	Year ended
	December 31,	December 31,	October 30,	December 31,
	2007	2006	2006	2005

Net loss attributable to common shares	$(13,008)	$(20,591)	$(16,362)	$(16,520)
Weighted average common shares outstanding — basic	112,645,587	115,005,860	65	65
Potentially dilutive common shares(1):
Stock options	-	-	-	-
Adjusted weighted average common shares outstanding — diluted	112,645,587	115,005,860	65	65

Net loss per share from continuing operations — basic and diluted	$(0.12)	$(0.18)	$(251,723)	$(254,154)

Net loss per share from discontinued operations — basic and diluted	-	-	-	-
Net loss per share — basic and diluted	$(0.12)	$(0.18)	$(251,723)	$(254,154)

(1)
For the  year ended December 31, 2007 and for the period October 31, 2006 through December 31, 2006 the potentially dilutive shares were not included in the earnings per share calculation as their effect is antidilutive. No such potentiality dilutive shares existed prior to our IPO.

Douglas Emmett, Inc.
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

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary, and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of  a separate series of units of limited partnership interests in our operating partnership called long-term incentive units, or “LTIP units.” LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, were valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

At the time of our IPO, our operating partnership issued an aggregate of 1,044,000 LTIP units to several of our key employees. 870,000 of the LTIP units were fully vested upon grant, while the remaining LTIP units vest one quarter on each of December 31, 2007, 2008, 2009 and 2010.  At the time of our IPO, we also issued options to purchase an aggregate of 5,742,221 shares of our common stock to our key employees. 5,155,556 of the options granted were fully vested upon grant, while the remaining options granted vest as to one quarter on each of December 31, 2007, 2008, 2009 and 2010.  We recognized $2.1 million and $26.6 million of non-cash compensation expense for the year ended December 31, 2007 and the period of October 31, 2006 to December 31, 2006 (the period following the award grant) related to these options and LTIP units, respectively.  Compensation expense for options was recognized on a straight-line basis.  Compensation expense for LTIP units was recognized using the accelerated recognition method.

Upon initial election to our board, each of our non-employee directors received an initial one-time grant of 7,500 LTIP units that will vest ratably over a three-year period.  We also granted each of our non-employee directors 1,880 and 325 LTIP units as compensation for their services in 2007 and 2006, respectively, for which compensation expense was recognized in full during the period of service.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

On December 16, 2004, the FASB issued FAS No. 123 (revised 2004), Share-Based Payment (FAS 123R), which is a revision of FAS 123, Accounting for Stock-Based Compensation.  Generally, the approach in FAS 123R is similar to the approach described in FAS 123.  However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The estimated fair value of the stock options granted at the time of our IPO was determined to be $2.25 per share. We calculated the fair value of the option grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made at our IPO: a dividend yield of 3.3%; expected volatility of 12.0%; expected life of 52 months; and risk-free interest rate of 4.5%.

The weighted average fair value of the LTIP units granted in 2007 and at our IPO were $26.59 and $17.55 per unit, respectively. We calculated the fair value of the LTIP units granted using the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.  The total fair value of LTIP units vested in 2007 and 2006 was $1,335 and $14,668, respectively.  Total unrecognized compensation cost related to nonvested option and LTIP awards was $4,060 at December 31, 2007.  This expense will be recognized over a weighted-average term of 25 months.

           The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan:

			Weighted
			Average
		Weighted	Remaining	Total
	Number of	Average	Contract Life	Intrinsic
Stock Options:	Stock Options	Exercise Price	(months)	Value

Outstanding at January 1, 2006	-	$-
Granted	5,742	21
Outstanding at December 31, 2006	5,742	21	118	$32,099
Forfeited	(44)	21
Outstanding at December 31, 2007	5,698	21	106	$9,173

Exercisable at December 31, 2007	5,156	21	106	$8,300

		Weighted
		Average
	Number	Grant Date
LTIP Units:	Of Units	Fair Value

Outstanding at January1, 2006	-	$-
Granted	1,091	17.55
Vested	(872)	16.82
Outstanding at December 31, 2006	219	20.44
Granted	11	26.59
Vested	(66)	20.21
Forfeited	(15)	20.48
Outstanding at December 31, 2007	149	21.00

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

15. Fair Value of Financial Instruments
FAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at December 31, 2007 and 2006, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2007, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately equal to the carrying value of $3,106 million. As of December 31, 2006, the estimated fair value of the secured loans was approximately $2,790 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

16. Related-Party Transactions
During the year ended December 31, 2007, our core operations did not involve any material related-party transactions.  However, as part of the equity repurchases described in Note 12, we repurchased approximately 640,000 share equivalents from a member of executive management and our board of directors for $15 million. Prior to DECO being acquired by us in the formation transactions, our predecessor had a number of transactions with DECO, which was then owned by the stockholders of DERA:

•
Our predecessor paid $6.4 million and $5.6 million in real estate commissions to DECO for the period from January 1, 2006 to October 30, 2006 and for the year ended December 31, 2005, respectively. The commissions paid to DECO were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheets for the period prior to our IPO.

•
Our predecessor expensed $8.2 million and $9.0 million in property management fees related to management services by DECO for the period from January 1, 2006 to October 30, 2006 and for the year ended December 31, 2005, respectively.  These management fees were based upon percentages, ranging from 1.75% to 4.00%, of the rental cash receipts collected by the properties.

•
Our predecessor contributed its share of discretionary profit-sharing contributions (subject to statutory limitations), totaling $192 for the period from January 1, 2006 to October 30, 2006 and $192 for the year ended December 31, 2005, for services rendered by employees of DECO.

Our predecessor also contracted with DEB, an operating company owned by the stockholders of DERA and acquired by us in the formation transactions, to provide building and tenant improvement work.  For such contracting work performed, our predecessor paid DEB $12.1 million and $16.3 million for the period from January 1, 2006 to October 30, 2006 and for the year ended December 31, 2005, respectively.  These amounts were included in the cost basis of buildings and tenant improvements in the consolidated balance sheet of our predecessor.

Our predecessor leased approximately 26,785 square feet of office space to DECO and DEB.  The rents from these leases totaled $655 and $814 for the period from January 1, 2006 to October 30, 2006 and for the year ended December 31, 2005, respectively.

On March 15, 2006, DERA’s stockholders contributed $60 million to DERA in the form of promissory notes.  As part of our formation transactions, these notes were paid in full.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

17. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. We believe that the ultimate settlement of these actions will not have a material adverse effect to our financial position and results of operations or cash flows.

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100, and to date, we have not experienced any losses on our deposited cash.

Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2007, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Future Minimum Lease Payments
We lease (and during 2006 and 2005, our predecessor leased) portions of the land underlying three of our office properties.  During the second quarter of 2007, we obtained a fourth ground leasehold in conjunction with our acquisition of the Century City building described in Note 4.  We acquired fee title to the land subject to this fourth ground lease at the end of 2007.  We and our predecessor expensed ground lease payments in the amount of $3,204 for the year ended December 31, 2007; $281 for the period of October 31, 2006 to December 31, 2006; $3,082 for the period of January 1, 2006 to October 30, 2006; and $3,261 for the year ended December 31, 2005.

The following is a schedule of minimum ground lease payments as of December 31, 2007:

2008	$1,078
2009	707
2010	733
2011	733
2012	733
Thereafter	4,520
$8,504

Tenant Concentrations
For the years ended December 31, 2007, 2006 and 2005, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

18. Segment Reporting

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

Rental revenues less rental expenses is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate rental revenues less rental expenses in the same manner. We and our predecessor considered rental revenues less rental expenses to be an appropriate supplemental measure to net income because it assisted both investors and management to understand the core operations of our and our predecessor’s properties.

	Douglas Emmett, Inc.
	Year ended December 31, 2007
	Office	Multifamily	Total
Rental revenues	$448,746	$69,474	$518,220
Percentage of total	87%	13%	100%

Rental expenses	$128,759	$17,150	$145,909
Percentage of total	88%	12%	100%

Rental revenues less rental expenses	$319,987	$52,324	$372,311
Percentage of total	86%	14%	100%

	Douglas Emmett, Inc.
	October 31, 2006 to December 31, 2006
	Office	Multifamily	Total
Rental revenues	75,706	11,289	86,995
Percentage of total	87%	13%	100%

Rental expenses	24,515	3,175	27,690
Percentage of total	89%	11%	100%

Rental revenues less rental expenses	51,191	8,114	59,305
Percentage of total	86%	14%	100%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

	The Predecessor
	January 1, 2006 to October 30, 2006
	Office	Multifamily	Total
Rental revenues	$300,939	$45,729	$346,668
Percentage of total	87%	13%	100%

Rental expenses	$104,524	$15,041	$119,565
Percentage of total	87%	13%	100%

Rental revenues less rental expenses	$196,415	$30,688	$227,103
Percentage of total	86%	14%	100%

	The Predecessor
	Year ended December 31, 2005
	Office	Multifamily	Total
Rental revenues	$348,566	$45,222	$393,788
Percentage of total	89%	11%	100%

Rental expenses	$119,879	$15,347	$135,226
Percentage of total	89%	11%	100%

Rental revenues less rental expenses	$228,687	$29,875	$258,562
Percentage of total	88%	12%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Douglas Emmett Inc.		The Predecessor
	Year Ending December 31, 2007	October 31, 2006 to December 31, 2006	January 1, 2006 To October 30, 2006	Year Ending December 31, 2005

Rental revenues less rental expenses	$372,311	$59,305	$227,103	$258,562
Interest and other income	695	87	4,515	2,264
Gain on investments in interest rate contracts, net	-	-	6,795	81,666
General and administrative expenses	(21,486)	(30,201)	(17,863)	(6,457)
Interest expense	(160,616)	(26,213)	(95,938)	(115,674)
Depreciation and amortization	(209,593)	(32,521)	(95,456)	(113,170)
Deficit distributions to minority partners			(10,642)	(28,150)
Minority interests	5,681	8,952	(34,876)	(95,561)
Net loss	$(13,008)	$(20,591)	$(16,362)	$(16,520)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

19. Quarterly Financial Information (unaudited)
The tables below reflects the selected quarterly information for the years ended December 31, 2007 and 2006 :

	Douglas Emmett, Inc.
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Total revenue	$132,964	$130,932	$126,749	$127,575
Loss before minority interest	(8,183)	(4,007)	(1,802)	(4,697)
Net loss	(5,690)	(2,785)	(1,260)	(3,273)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.01)	$(0.03)
Weighted average shares of common stock outstanding - basic and diluted	109,833,903	110,956,113	114,861,872	115,005,860

	Douglas Emmett, Inc.	The Predecessor

	October 31,	October 1,
	2006 to	2006 to	Three Months Ended
	December 31,	October 30,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2006

Total revenue	$86,995	$35,627	$104,864	$103,567	$102,610
(Loss) income before minority interests	(29,543)	(2,772)	(69,019)	32,967	57,338
Net (loss) income	(20,591)	(8,477)	(25,706)	5,329	12,492
Net (loss) income per common share – basic and diluted	$(0.18)	$(130,415)	$(395,477)	$81,985	$192,185

Weighted average shares of common stock outstanding - basic and diluted	115,005,860	65	65	65	65

20. Subsequent Events

During January 2008, we repurchased approximately one million share equivalents for approximately $21.5 million.  Subsequent to December 31, 2007, approximately 10 million share equivalents were converted to shares of our common stock.  In February 2008, we acquired a 78,000 square feet office building in Honolulu, Hawaii.  The contract price of approximately $18 million includes both the building and the assets of a private membership athletic and social club, which is located in the building.  The purchase was made in a joint venture with Richard Gushman, who has served as Douglas Emmett's local partner on most of its prior Hawaii acquisitions.  The joint venture financed the acquisition with an $18 million loan obtained from Wells Fargo at a floating interest rate of LIBOR plus 125 basis points. The loan has a term of two years with a one-year extension.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Carrying Amount at December 31, 2007
Asset ID	Property Name	Encumbrances at December 31, 2007	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2007	Year Built / Renovated	Year Aquired
	Office Properties
2015	Bundy Olympic	$24,979	$4,201	$11,860	$28,019	$-	$6,030	$38,050	$44,080	$2,277	1991/1998	1994
2010	The Gateway Building	34,434	2,376	15,302	43,760	-	5,119	56,319	61,438	2,691	1987	1994
2005	Village on Canon	23,747	5,933	11,389	47,466	-	13,303	51,485	64,788	2,246	1989/1995	1994
2020	Brentwood Executive Plaza	25,235	3,255	9,654	32,094	-	5,921	39,082	45,003	2,193	1983/1996	1995
2035	Camden Medical Arts	15,248	3,102	12,221	27,112	-	5,298	37,137	42,435	1,630	1972/1992	1995
2030	Executive Tower	-	6,660	32,045	58,177	-	9,471	87,411	96,882	4,971	1989	1995
2040	Palisades Promenade	36,970	5,253	15,547	49,775	-	9,664	60,911	70,575	2,407	1990	1995
2025	Studio Plaza	124,895	9,347	73,358	128,949	-	15,015	196,639	211,654	8,525	1988/2004	1995
2050	First Federal	79,741	9,989	29,187	110,383	-	21,787	127,772	149,559	5,049	1981/2000	1996
2045	Wilshire Brentwood Plaza	61,702	5,013	34,283	70,956	-	8,828	101,424	110,252	4,372	1985	1996
2055	Landmark II	115,372	19,156	109,259	68,406	-	26,139	170,682	196,821	7,615	1989	1997
2090	Olympic Center	27,926	5,473	22,850	29,041	-	8,247	49,117	57,364	2,545	1985/1996	1997
2070	Saltair San Vicente	8,138	5,075	6,946	16,128	-	7,557	20,592	28,149	1,068	1964/1992	1997
2065	Second Street	26,720	4,377	15,277	34,328	-	7,421	46,561	53,982	2,114	1991	1997
2080	Sherman Oaks Galleria	244,080	33,213	17,820	399,742	-	48,327	402,448	450,775	18,692	1981/2002	1997
2075	Tower at Sherman Oaks	16,421	4,712	15,747	33,868	-	8,685	45,642	54,327	2,711	1967/1991	1997
2060	The Verona	9,474	2,574	7,111	13,584	-	5,111	18,158	23,269	962	1991	1997
2120	Coral Plaza	20,066	4,028	15,019	17,836	-	5,366	31,517	36,883	1,505	1981	1998
2115	MB Plaza	31,185	4,533	22,024	27,799	-	7,503	46,853	54,356	2,560	1971/1996	1998
2105	Valley Executive Tower	91,892	8,446	67,672	93,369	-	11,737	157,750	169,487	6,879	1984	1998
2110	Valley Office Plaza	40,642	5,731	24,329	42,063	-	8,957	63,166	72,123	3,159	19662002	1998
2095	Westside Towers	74,383	8,506	79,532	71,400	-	14,568	144,870	159,438	6,939	1985	1998
2150	100 Wilshire	136,713	12,769	78,447	132,823	-	27,108	196,931	224,039	8,153	1968/2002	1999
2130	11777 San Vicente	25,815	5,032	15,768	27,044	-	6,714	41,130	47,844	1,804	1974/1998	1999
2140	Century Park Plaza	93,107	10,275	70,761	101,691	-	16,153	166,574	182,727	7,316	1972/1987	1999
2135	Encino Terrace	76,683	12,535	59,554	87,622	-	15,533	144,178	159,711	7,055	1986	1999
2145	One Westwood	26,201	2,376	29,784	57,922	-	1,179	88,903	90,082	3,779	1987/2004	1999
2165	Westwood Place	54,190	8,542	44,419	49,580	-	11,448	91,093	102,541	4,102	1987	1999
2185	Brentwood Saltair	8,265	4,468	11,615	10,295	-	4,775	21,603	26,378	1,156	1986	2000
2175	Encino Gateway	54,889	8,475	48,525	48,336	-	15,653	89,683	105,336	4,525	1974/1998	2000
2180	Encino Plaza	33,621	5,293	23,125	40,682	-	6,165	62,935	69,100	3,355	1971/1992	2000
2170	Lincoln Wilshire	21,727	3,833	12,484	20,889	-	7,475	29,731	37,206	1,127	1996	2000
2200	1901 Avenue of the Stars	148,766	18,514	131,752	99,985	-	26,163	224,088	250,251	9,404	1968/2001	2001
2205	Camden/9601 Wilshire	58,213	16,597	54,774	98,606	-	17,658	152,319	169,977	6,689	1962/2004	2001
2195	Columbus Center	11,404	2,096	10,396	8,440	-	2,333	18,599	20,932	1,159	1987	2001
2190	Santa Monica Square	14,743	5,366	18,025	18,741	-	6,863	35,269	42,132	1,520	1983/2004	2001
2210	Warner Center Towers	374,330	43,110	292,147	367,839	-	59,421	643,675	703,096	30,248	1982-1993/2004	2002
2230	Beverly Hills Medical Center	28,361	4,955	27,766	26,190	-	6,435	52,476	58,911	2,318	1964/2004	2004
2250	Bishop Place	86,922	8,317	105,651	47,768	-	8,833	152,903	161,736	7,349	1992	2004
2240	Harbor Court	23,475	51	41,001	20,735	-	-	61,787	61,787	3,382	1994	2004
2260	The Trillium	-	20,688	143,263	75,403	-	21,989	217,365	239,354	10,546	1988	2005
2285	Brentwood Court	6,686	2,564	8,872	172	-	2,563	9,045	11,608	424	1984	2006
2290	Brentwood Medical Plaza	23,957	5,934	27,836	615	-	5,933	28,452	34,385	1,464	1975	2006
2300	Brentwood San Vicente Medical	13,690	5,557	16,457	43	-	5,557	16,500	22,057	797	1957/1985	2006
2320	San Vicente Plaza	10,722	7,055	12,035	137	-	7,055	12,172	19,227	708	1985	2006
2325	Century Park West	-	3,717	29,099	161	-	3,717	29,260	32,977	604	1971	2007
2330	Cornerstone Plaza	-	8,245	80,633	86	-	8,245	80,719	88,964	488	1986	2007

	Multifamily Properties
2100	Barrington Plaza	153,630	28,568	81,485	141,322	-	58,208	193,167	251,375	7,740	1963/1998	1998
2155	Barrington 555	43,440	6,461	27,639	39,871	-	14,903	59,068	73,971	2,298	1989	1999
2125	Pacific Plaza	46,400	10,091	16,159	71,580	-	27,816	70,014	97,830	2,453	1963/1998	1999
2160	The Shores	144,610	20,809	74,191	194,533	-	60,555	228,978	289,533	8,009	1965-67/2002	1999
2270	Moanalua Hillside	111,920	24,720	85,895	36,950	-	35,294	112,271	147,565	4,124	1968/2004	2005
2305	The Villas at Royal Kunia	82,000	42,887	71,376	13,425	-	35,163	92,525	127,688	4,016	1990/1991/1995	2006
2275	Barrington/Kiowa Apartments	7,750	5,720	10,052	34	-	5,720	10,086	15,806	393	1974	2006
2280	Barry Apartments	7,150	6,426	8,179	20	-	6,426	8,199	14,625	358	1973	2006
2310	Kiowa Apartments	3,100	2,605	3,263	63	-	2,605	3,326	5,931	141	1972	2006

	Ground Lease
2315	Owensmouth/Warner	14,720	23,848	-	-	-	23,848	$-	23,848	-	N/A	2006

	TOTAL	$3,080,450	$559,452	$2,420,860	$3,283,858	$-	$825,560	$5,438,610	$6,264,170	$242,114

	Year ended December 31,
	2007	2006	2005
Real Estate Assets
Balance, beginning of period	6,088,617	3,128,742	2,804,208
Additions -property acquisitions	121,694	260,666	274,205
-improvements	57,300	52,577	50,329
Purchase accounting	(3,441)	2,646,632	-
Deductions-property dispositions	-	-	-
Balance, end of period	6,264,170	6,088,617	3,128,742

Accumulated Depreciation
Balance, beginning of period	(32,521)	(506,258)	(405,228)
Additions -depreciation	(209,593)	(121,620)	(106,282)
Purchase accounting	-	595,357	-
Deductions -disposals	-	-	5,252
Balance, end of period	(242,114)	(32,521)	(506,258)