Form 10-Q
period 2008-05-08
Douglas Emmett Inc
filed 2008-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 001-33106

DOUGLAS EMMETT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard,
Suite 200
Santa Monica, California 90401
(Address and zip code of principal executive offices)

(310) 255-7700
Registrant’s telephone number, including area code)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Shares of beneficial interest,	121,281,401 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except for share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Investment in real estate
Land	$887,453	$825,560
Buildings and improvements	5,475,767	4,978,124
Tenant improvements and lease intangibles	531,315	460,486
	6,894,535	6,264,170
Less: accumulated depreciation	(298,863)	(242,114)
Net investment in real estate	6,595,672	6,022,056
Cash and cash equivalents	4,493	5,843
Tenant receivables, net	252	955
Deferred rent receivables, net	25,076	20,805
Interest rate contracts	149,633	84,600
Acquired lease intangible assets, net	22,210	24,313
Other assets	27,037	31,396
Total assets	$6,824,373	$6,189,968

Liabilities
Secured notes payable, including loan premium	$3,729,368	$3,105,677
Accounts payable and accrued expenses	66,882	62,704
Security deposits	34,278	31,309
Acquired lease intangible liabilities, net	206,070	218,371
Interest rate contracts	286,762	129,083
Dividends payable	22,737	19,221
Total liabilities	4,346,097	3,566,365

Minority interests	556,125	793,764

Stockholders’ Equity
Common stock, $0.01 par value 750,000,000 authorized, 121,263,847
and 109,833,903 outstanding at March 31, 2008 and December 31, 2007, respectively.	1,213	1,098
Additional paid-in capital	2,272,234	2,019,716
Accumulated other comprehensive income	(192,009)	(101,163)
Accumulated deficit	(159,287)	(89,812)
Total stockholders’ equity	1,922,151	1,829,839

Total liabilities and stockholders’ equity	$6,824,373	$6,189,968

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Office rental
Rental revenues	$99,016	$91,612
Tenant recoveries	5,368	8,186
Parking and other income	12,660	11,100
Total office revenues	117,044	110,898

Multifamily rental
Rental revenues	17,224	16,514
Parking and other income	560	491
Total multifamily revenues	17,784	17,005

Total revenues	134,828	127,903

Operating expenses
Office expense	31,364	33,294
Multifamily expense	3,877	4,923
General and administrative	5,285	5,042
Depreciation and amortization	56,749	51,121
Total operating expenses	97,275	94,380

Operating income	37,553	33,523

Interest and other income	409	82
Interest expense	(41,203)	(38,302)
Loss before minority interests	(3,241)	(4,697)

Minority interests	741	1,424
Net loss	$(2,500)	$(3,273)

Net loss per common share – basic and diluted	$(0.02)	$(0.03)

Dividends declared per common share	$0.1875	$0.175

Weighted average shares of common stock outstanding -basic and diluted	118,283,579	115,005,860

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(2,500)	$(3,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(741)	(1,424)
Depreciation and amortization	56,749	51,121
Net accretion of acquired lease intangibles	(10,198)	(9,863)
Amortization of deferred loan costs	362	249
Amortization of loan premium	(1,160)	(1,095)
Non-cash market value adjustments on interest rate contracts	1,800	3,768
Non-cash amortization of stock-based compensation	3,291	670
Change in working capital components
Tenant receivables	703	245
Deferred rent receivables	(4,271)	(4,505)
Accounts payable, accrued expenses and security deposits	3,282	6,427
Other	6,726	269
Net cash provided by operating activities	54,043	42,589

Investing Activities
Capital expenditures and property acquisitions	(627,103)	(13,471)
Net cash used in investing activities	(627,103)	(13,471)

Financing Activities
Proceeds from borrowings	833,850	31,500
Deferred loan costs	(2,010)	-
Repayment of borrowings	(205,000)	(41,500)
Net change in short-term borrowings	(4,000)	-
Issuance of minority interest in consolidated joint venture	100	-
Distributions to minority interests	(8,251)	(6,003)
Redemption of minority interests	(23,758)	-
Cash dividends	(19,221)	(13,801)
Net cash provided by (used in) financing activities	571,710	(29,804)

Decrease in cash and cash equivalents	(1,350)	(686)
Cash and cash equivalents at beginning of period	5,843	4,536
Cash and cash equivalents at end of period	$4,493	$3,850

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Organization and Description of Business

Douglas Emmett, Inc, a Maryland corporation formed on June 28, 2005, is a fully integrated, self-administered, and self-managed Real Estate Investment Trust (REIT).  We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate.  As of March 31, 2008, we owned a portfolio of 55 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the presentation not misleading. The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions, for example with respect to the allocation of the purchase price of acquisitions among land, buildings, improvements, equipment and any related intangible assets and liabilities.  These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Interest Rate Contracts

We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments were used.

Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by FAS 133, we record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  See Note 8 for the accounting of our interest rate hedges.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code (the “Code”) commencing with our initial taxable year ending December 31, 2006. To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code related to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We will be subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

In addition, we will be subject to taxation by various state and local (and potentially foreign) jurisdictions, including those in which we transact business or reside.  Our predecessor was an S-Corporation and the institutional funds it sponsored were limited partnerships. Our non-TRS subsidiaries, including the operating partnership, are either partnerships or disregarded entities for federal income tax purposes.  Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and S-Corporation is reportable in the income tax returns of the respective partners and stockholders.  Accordingly, no income tax provision is included in the accompanying consolidated financial statements other than the 1.5% tax due on taxable income of S-Corporations in the State of California attributable to periods prior to our formation transactions.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three months ended March 31, 2007 and 2008, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Recently Issued Accounting Literature

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us means 2008.  We did not elect the fair value measurement option for any financial assets or liabilities during the first quarter of 2008, nor do we currently expect to elect this option for any financial assets or liabilities in the near future.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160).  FAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us means 2009.  We are currently evaluating the impact that FAS 160 will have on our financial statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141R).  FAS 141R will significantly change the accounting for business combinations.  Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R also includes a substantial number of new disclosure requirements.  FAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008, which for us means 2009.  We are currently evaluating the impact that FAS 141R will have on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

On January 1, 2008, we adopted FAS No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Interest Rate Contracts	$ -	$149,633	$ -	$149,633
Liabilities
Interest Rate Contracts	$ -	$286,762	$ -	$286,762

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

3. Acquisitions

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class “A” buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  An affiliate of the seller provided $380 million of first trust deed bridge financing at a floating rate of LIBOR plus 200 basis points for nine months.

On February 13, 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made in a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan at a floating interest rate of LIBOR plus 125 basis points.  The loan has a term of two years with a one-year extension.

The results of operations for the acquired properties are included in our consolidated statement of operations for the three months ended March 31, 2008 since the date of acquisition.  We acquired these properties near the end of the quarter, and as such, the following table represents our preliminary purchase price allocation.  These amounts are likely to change based on a more thorough calculation to be performed during the one-year purchase accounting window provided under the relevant accounting standards.  We did not acquire any properties during the first three months of 2007.

2008 Acquisitions
Investment in real estate:
Land	$61,870
Buildings and improvements	494,958
Tenant improvements and other in-place lease assets	61,870
Tenant receivables and other assets	2,386
Accounts payable, accrued expenses and tenant security deposits	(6,190)
Acquired intangible assets other than leases	658
Net acquisition cost	$615,552

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	March 31, 2008	December 31, 2007
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(13,648)	(11,564)
Below-market ground leases	3,198	3,198
Accumulated amortization	(110)	(91)
Acquired lease intangible assets, net	$22,210	$24,313

Below-market tenant leases	$261,260	$261,260
Accumulated accretion	(69,006)	(57,112)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,384)	(1,977)
Acquired lease intangible liabilities, net	$206,070	$218,371

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)
4. Other Assets

Other assets consist of the following at:

	March 31,	December 31,
	2008	2007
Deferred loan costs, net of accumulated amortization of $1,666 and $1,304 at March 31, 2008 and December 31, 2007, respectively	$6,635	$4,987
Deposits in escrow	-	4,000
Restricted cash	2,833	2,848
Prepaid interest	3,997	7,944
Prepaid expenses	2,873	3,095
Interest receivable	3,818	3,229
Other indefinite-lived intangible	1,988	1,988
Other	4,893	3,305
	$27,037	$31,396

We incurred deferred loan cost amortization expense of $362 and $249 for the three months ended March 31, 2008 and 2007, respectively.  The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Minimum Future Lease Rentals

 We have leased space to tenants primarily under noncancelable operating leases, which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended March 31, 2008 and 2007 totaled $244 and $264, respectively.

Future minimum base rentals on noncancelable office and ground operating leases at March 31, 2008 are as follows:

April 1, 2008 to December 31, 2008	$383,171
2009	355,705
2010	305,977
2011	252,424
2012	202,993
Thereafter	529,343
Total future minimum base rentals	$2,029,613

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2008	December 31, 2007
Accounts payable	$45,298	$43,449
Accrued interest payable	15,290	13,963
Deferred revenue	6,294	5,292
	$66,882	$62,704

7. Secured Notes Payable

During the first quarter of 2008, we borrowed an additional $623 million of long-term variable rate debt, as follows:

•
We obtained a $380 million bridge loan from an affiliate of the seller in the March 2008 acquisitions described in Note 3.  This loan has an interest rate of LIBOR plus 200 basis points and a nine-month term.

•
We obtained a non-recourse $340 million term loan secured by four of our previously unencumbered office properties.  This loan bears interest at a floating rate equal to LIBOR plus 150 basis points, but we have entered into interest rate swap contracts that effectively fix the interest rate at 4.84%, effective in the second quarter of 2008 until January 2, 2013.  This loan facility matures on April 1, 2015.  Proceeds from this loan were utilized to repay our secured revolving credit facility and for general corporate purposes.  At March 31, 2008, $225 million was outstanding, leaving $115 million available to us under this loan.  See Note 13.

•
The joint venture, in which we have a two-thirds interest, obtained an $18 million loan that financed the February 2008 acquisition described in Note 3.  This loan has an interest rate of LIBOR plus 125 basis points and a two-year term with a one-year extension.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

A summary of our secured notes payable is as follows:

Type of Debt	March 31, 2008		December 31, 2007	Fixed/Floating Rate	Effective Annual Interest Rate(1)	Maturity Date	Swap Maturity Date

Variable Rate Swapped to Fixed Rate:
Modified Term Loan I(2)(3)	$2,300,000		$2,300,000	LIBOR + 0.85%	5.20%	08/31/12	08/01/10-08/01/12
Term Loan II(4)(5)	225,000		-	LIBOR + 1.50%	--(5)	04/01/15	--
Fannie Mae Loan I (6)	293,000		293,000	DMBS + 0.60%	4.76	06/01/12	08/01/11
Fannie Mae Loan II(6)	95,080		95,080	DMBS + 0.60%	5.86	06/01/12	08/01/11
Fannie Mae Loan III(6)	36,920		36,920	DMBS + 0.60%	5.86	02/01/15	08/01/11
Fannie Mae Loan IV(6)	75,000		75,000	DMBS + 0.76%	4.93	02/01/15	08/01/11
Fannie Mae Loan V(6)	82,000		82,000	LIBOR + 0.62%	5.70	02/01/16	03/01/12
Fannie Mae Loan VI(6)	18,000		18,000	LIBOR + 0.62%	5.90	06/01/17	06/01/12
Subtotal	3,125,000	(7)	2,900,000		5.20%

Variable Rate:
General Electric Bridge Loan	380,000		--	LIBOR + 2.00%		01/02/09	--
Wells Fargo Loan(8)	18,000		--	LIBOR + 1.25%		03/01/10	--
$370 Million Senior Secured Revolving Credit Facility(9)	182,300		180,450	LIBOR / Fed Funds+(10)		10/30/09	--
Subtotal	3,705,300		3,080,450
Unamortized Loan Premium(11)	24,068		25,227
Total	$3,729,368		$3,105,677

(1)	Includes the effect of interest rate contracts. Based on actual/365-day basis and excludes amortization of loan fees and unused fees on credit line.
(2)	Secured by seven separate cross collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.

(4)
Represents a $340 million loan facility, of which $225 million was funded on March 18, 2008.  The remaining $115 million will be funded on May 1, 2008.  Secured by four properties in a separate cross-collateralized pool.  Requires monthly payments of interest only, with outstanding principal due upon maturity.

(5)
During the first quarter, we entered into interest rate swap contracts that effectively fix the interest rate on this $340 million facility at 4.84% (or 4.77% on an actual/360-day basis) effective in the second quarter of 2008.

(6)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(7)
As of March 31, 2008, the weighted average remaining life of our total outstanding debt is 4.3 years, and the weighted average remaining life of the interest rate swaps is 3.0 years.  Adjusting for the $340 million of swaps that take effect in the second quarter of 2008, the weighted average remaining life of the interest rate swaps is 3.2 years.  These swaps lower the overall effective hedged rate of 5.20% at March 31, 2008 to 5.18% (based on actual/365-day basis).

(8)	This loan is carried by a consolidated joint venture formed in 2008, of which our Operating Partnership owns a two-thirds interest.
(9)	This credit facility is secured by nine properties and has two-one year extension options available.
(10)
This revolver bears interest at either LIBOR +0.70% or Fed Funds +0.95% at our election.  If the amount outstanding exceeds $262.5 million, the credit facility bears interest at either LIBOR +0.80% or Fed Funds +1.05% at our election.

(11)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at March 31, 2008 are as follows:

April 1, 2008 to December 31, 2008	$-
2009	562,300
2010	18,000
2011	-
2012	2,688,080
Thereafter	436,920
Total future principal	$3,705,300

Senior Secured Revolving Credit Facility
We have a $370 million revolving credit facility.  Our secured revolving credit facility is with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, and bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less and at either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points if the amount outstanding is greater than $262.5 million. Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by an additional $130 million, to $500 million, under specified circumstances.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires in 2009 with two one-year extensions at our option.

8. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $3.2 billion to protect against interest rate fluctuations on our existing variable-rate term loan facilities, including $340 million executed in the first quarter of 2008.  These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.  An unrealized loss of $90.8 million and $11.9 million was recorded in accumulated other comprehensive income in our consolidated balance sheets, representing the change in fair value of the cash flow hedges for the three months ended March 31, 2008 and 2007, respectively.  An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

The components of comprehensive income consist of the following:

	Three Months Ended March 31,
	2008	2007
Net loss	$(2,500)	$(3,273)
Cash flow hedge adjustment	(90,846)	(11,888)
Comprehensive income	$(93,346)	$(15,161)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

We also have additional interest rate swaps that we acquired from our predecessor at the time of our IPO.  Our predecessor had $2.21 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.09% and 5.00%.  Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%, which were intended to largely offset the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps.  The acquired pay-fixed swaps and the new receive-fixed swaps were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The fair value of these swaps decreased $1.9 million for the three months ended March 31, 2008.  Included in the net $1.9 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of FAS 157 (see Note 2).  The fair value of these swaps decreased $3.6 million for the three months ended March 31, 2007.

9. Stockholders’ Equity and Minority Interests

Minority interests in our operating partnership relate to interests in our operating partnership that are not owned by us, which amounted to approximately 22% at March 31, 2008.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership, have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

During the first quarter of 2008, we formed a joint venture to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of March 31, 2008.

Dividends
During 2008 and 2007, we declared quarterly dividends of $0.1875 and $0.175 per share, respectively, which equals an annual rate of $0.75 and $0.70 per share, respectively.

Equity Conversions and Repurchases
During the first three months of 2008, investors converted 11.4 million units to shares and we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

10. Stock-Based Compensation

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

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of our IPO. Our stock incentive plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2007 Annual Report on Form 10-K.

During the first quarter of 2008, we granted approximately 2.7 million long-term incentive units and stock options with a total fair market value of $9.9 million.  For the three months ended March 31, 2008, we recognized non-cash compensation expense of $1.2  million upon the vesting of such equity awards, compared to $0.7 million for the three months ended March 31, 2007.  An additional $2.2 million of equity awards vested during the three months ended March 31, 2008 to satisfy a portion of the bonus accrued during 2007.

11. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. We believe that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations or cash flows.

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

Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of March 31, 2008, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Future Minimum Lease Payments
We lease portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2007 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $786 and $861 for the three months ended March 31, 2008 and 2007, respectively.

The following is a schedule of minimum ground lease payments as of March 31, 2008:

April 1, 2008 to December 31, 2008	$633
2009	707
2010	733
2011	733
2012	733
Thereafter	4,520
$8,059

Tenant Concentrations
For the three months ended March 31, 2008 and 2007, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

12. Segment Reporting

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We have operated in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The products for our office segment include primarily rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Rental revenues less rental expenses is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies may calculate rental revenues less rental expenses in the same manner. We consider rental revenues less rental expenses to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

	Three Months Ended March 31, 2008
	Office	Multifamily	Total
Rental revenues	$117,044	$17,784	$134,828
Percentage of total	87%	13%	100%

Rental expenses	$31,364	$3,877	$35,241
Percentage of total	89%	11%	100%

Rental revenues less rental expenses	$85,680	$13,907	$99,587
Percentage of total	86%	14%	100%

	Three Months Ended March 31, 2007
	Office	Multifamily	Total
Rental revenues	$110,898	$17,005	$127,903
Percentage of total	87%	13%	100%

Rental expenses	$33,294	$4,923	$38,217
Percentage of total	87%	13%	100%

Rental revenues less rental expenses	$77,604	$12,082	$89,686
Percentage of total	87%	13%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Three Months Ended March 31,
	2008	2007

Rental revenues less rental expenses	$99,587	$89,686
Interest and other income	409	82
General and administrative expenses	(5,285)	(5,042)
Interest expense	(41,203)	(38,302)
Depreciation and amortization	(56,749)	(51,121)
Minority interests	741	1,424
Net loss	$(2,500)	$(3,273)

13. Subsequent Events

On May 1, 2008, the remaining $115 million of debt described in Note 7 was funded.

As described in Note 3, in February 2008, we acquired an office building in Honolulu, Hawaii.  Located in this building is a private membership athletic and social club known as The Honolulu Club.  We acquired the net assets of the club as part of the transaction to acquire the building.  Subsequent to the end of the first quarter, we entered into an agreement to sell the net assets of The Honolulu Club to a third party, while retaining a lease for the space they occupy in the office building that we now own.  The total sales price was not material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code); possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate, zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties in connection with our IPO.  These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  We have not made any material changes to these policies.

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

Significant Transactions

Acquisitions.  During the first quarter of 2008, we completed the following transactions (see Note 3 to our consolidated financial statements included in this Report):

•
In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class “A” buildings located in its core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.

•
In February 2008, we acquired a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made in a consolidated joint venture with our local partner.

Financings.  During the first quarter of 2008, we completed the following transactions (see Note 7 to our consolidated financial statements included in this Report):

•
We obtained a non-recourse $340 million term loan secured by four of our previously unencumbered office properties.  At March 31, 2008, $225 million was outstanding, and the remaining $115 million was funded on May 1, 2008.

•	We obtained a $380 million bridge loan from an affiliate of the seller in the March 2008 acquisitions described above.

•	The joint venture, in which we have a two-thirds interest, obtained an $18 million loan that financed the February 2008 acquisition described above.

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

Revenue

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  Total office portfolio revenue increased by $6.1 million, or 5.5%, to $117.0 million for the three months ended March 31, 2008 compared to $110.9 million for the three months ended March 31, 2007 for the reasons described below.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $7.4 million, or 8.1%, to $99.0 million for the three months ended March 31, 2008 compared to $91.6 million for the three months ended March 31, 2007.  Rent increased across our existing office portfolio due to increases in average rental rates for new and renewal leases signed since April 1, 2007.  The increase is also due to $2.8  million of incremental rent from the properties we acquired subsequent to April 1, 2007, including the seven additional properties we acquired in the first quarter of 2008, as described above.

Tenant Recoveries.  Total office tenant recoveries decreased by $2.8 million, or 34.4%, to $5.4 million for the three months ended March 31, 2008 compared to $8.2 million for the three months ended March 31, 2007.  This is primarily due to a reduction in the accrual of property tax expenses based on our judgment of the ongoing reassessment process of properties in connection with the IPO.  This was partially offset by incremental recoverable operating expenses from the properties we acquired subsequent to April 1, 2007, including the seven additional properties we acquired in the first quarter of 2008, as described above.

Parking and Other Income.  Total office parking and other income increased by $1.6 million, or 14.0%, to $12.7 million for the three months ended March 31, 2008 compared to $11.1 million for the three months ended March 31, 2007, primarily due to increases in parking rates implemented across the portfolio, increases in ground rent income, and incremental revenues from the properties we acquired subsequent to April 1, 2007, including the seven additional properties we acquired in the first quarter of 2008, as described above.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $0.8 million, or 4.6%, to $17.8 million for the three months ended March 31, 2008, compared to $17.0 million for the three months ended March 31, 2007.  The increase is primarily due to an increase in occupancy and an increase in rents charged to both new and existing tenants, including increases for select Santa Monica multifamily units.  These units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  Therefore, a portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since April 1, 2007.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $1.9 million, or 5.8%, to $31.4 million for the three months ended March 31, 2008, compared to $33.3 million for the three months ended March 31, 2007.  This is primarily due to a reduction in the accrual of property tax expenses based on our judgment of the ongoing reassessment process of properties in connection with our IPO. The decrease was partially offset by incremental operating expenses from the office properties we acquired subsequent to April 1, 2007, including the seven additional properties we acquired in the first quarter of 2008, as described above.

Multifamily Rental Expenses.  Total multifamily rental expense decreased by $1.0 million, or 21.2%, to $3.9 million for the three months ended March 31, 2008, compared to $4.9 million for the three months ended March 31, 2007.  This is primarily due to a reduction in the accrual of property tax expenses based on our judgment of the ongoing reassessment process of properties in connection with our IPO.

Depreciation and Amortization.  Depreciation and amortization expense increased $5.6 million, or 11.0%, to $56.7 million for the three months ended March 31, 2008, compared to $51.1 million for the three months ended March 31, 2007.  The increase is primarily due to the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO and formation transactions, as well as incremental depreciation from the office properties we acquired subsequent to April 1, 2007, including the seven additional properties we acquired in the first quarter of 2008, as described above.

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $2.9 million, or 7.6%, to $41.2 million for the three months ended March 31, 2008, compared to $38.3 million for the three months ended March 31, 2007.  The increase was primarily due to incremental interest from the $150 million borrowed during the second quarter of 2007, the increase in borrowings outstanding under our corporate revolver, and the additional $623 million borrowed during the current quarter to fund the purchase of our new acquisition properties.  These increases were partially offset by the $1.2 million credit valuation adjustment resulting from the initial application of FAS 157.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.7 billion at March 31, 2008, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.  Our debt increased $625 million from December 31, 2007 as a result of the $623 million of incremental borrowings and approximately $2 million in additional borrowings under our revolving credit facility.  Please see Note 7 to our consolidated financial statements included in this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  At March 31, 2008, there was approximately $188 million available to us under this credit facility.  We have used our revolving credit facility for general corporate purposes, including funding acquisitions, redevelopment and repositioning opportunities, repurchases of our stock and operating partnership units, tenant improvements and capital expenditures, recapitalizations and providing working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.  At March 31, 2008, 78% of our debt was effectively fixed at an overall rate of 5.20% by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  During the first quarter of 2008, we obtained a new $340 million loan facility, under which we borrowed $225 million on March 18, 2008.  The remaining $115 million will be funded on May 1, 2008.  We entered into corresponding interest rate hedges during the first quarter of 2008, which will fix the underlying interest rate of the total $340 million facility at 4.84%, and raise total fixed rate debt to 85% beginning May 1, 2008.  See Notes 7 and 8 to our consolidated financial statements included in this Report.

At March 31, 2008, our total borrowings under secured loans, excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 51.8% of our total market capitalization of $7.1 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at March 31, 2008 on the New York Stock Exchange of $22.06 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility.  During the first quarter of 2008, we successfully secured $340 million of debt, of which $225 million was outstanding at March 31, 2008 and the remaining $115 million was funded on May 1, 2008.  However, recent economic events have led to tighter and more uncertain credit markets.  As a result, although we have been successful in financings during the current quarter, disruptions in the credit markets could impact the availability of credit in the future or could impact the rates of any borrowings we do obtain.  Currently, we have approximately $562 million of principal payments maturing by the end of 2009, consisting of the $380 million bridge financing borrowed in connection with our March 2008 acquisitions and $182 million under our revolving credit facility.  We anticipate repaying the bridge loan from refinancing proceeds, available cash and borrowings under our credit facility prior to maturity.  Our credit facility contains two renewal options of one year each available to us.  We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through the use of our revolving credit facility or other short-term acquisition lines of credit, which we subsequently repay with long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

We are also exploring raising capital for acquisitions through an institutional fund, controlled by an entity affiliated with us, which would receive certain fees as well as a carried interest in any distributions after the participating institutional investors receive a return of their invested capital and a preferred return.  If we close such a fund, it is likely that it would be our exclusive vehicle for most (and perhaps all) cash acquisitions during the investment period of the fund.  The exact terms of any such fund would be based on negotiations and market conditions.  Any securities offered in such a fund will not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements.  Nothing in the foregoing disclosure constitutes an offer to sell any securities in such a fund, nor a solicitation of an offer to purchase any such securities.

Contractual Obligations

During the first quarter of 2008, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any off balance sheet financing arrangements.

Cash Flows

Net cash provided by operating activities increased $11.5 million to $54.0 million for the three months ended March 31, 2008, compared to $42.6 million for the three months ended March 31, 2007.  The increase reflects higher net cash flow from existing properties that generated improved results, as well as incremental cash flow from acquired properties.

Net cash used in investing activities increased $613.6 million to $627.1 million for the three months ended March 31, 2008 compared to $13.5 million for the three months ended March 31, 2007.  The increase was primarily due to a higher level of spending on property acquisitions in the 2008 period compared to the 2007 period.  See Note 3 to our consolidated financial statements included in this Report.

Cash flow related to financing activities increased from an outflow of $29.8 million in the first three months of 2007 to an inflow of $571.7 million in the first three months of 2008.   The net cash inflow represents borrowings in excess of equity repurchases and payments of dividends and distributions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first three months of 2008, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

There have been no significant changes that occurred during the quarter covered by this Report in our internal control over financial reporting identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Most of these matters are generally covered by insurance and we do not believe that the ultimate outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors included in Item 1A, “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended March 31, 2008.

Purchases.  We made the following purchases of our share equivalents during the three months ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
January 2008	-	-
February 2008	1,000,000	$21.55
March 2008	105,867	$20.86
Total	1,105,867	$21.48

All purchases were made in private unsolicited transactions, not pursuant to a publicly announced program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)                 Additional Disclosures. None.

(b)                 Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2008.  Please see the discussion of our procedures in our most recent proxy statement.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

10.1	$18,000,000 Loan Agreement dated as of February 12, 2008 among DEG III, LLC and Wells Fargo Bank, National Association.

10.2
$340,000,000 Loan Agreement dated as of March 18, 2008 among Douglas Emmett 2007, LLC; Douglas Emmett Realty Fund 2002; Douglas Emmett 1995, LLC; the lenders party thereto, EuroHypo AG and ING Real Estate (USA), LLC.

10.3	$380,000,000 Loan Agreement dated as of March 26, 2008 among Douglas Emmett 2008, LLC; the lenders party thereto and General Electric Capital Corporation.

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

DOUGLAS EMMETT, INC.
Date: May 8, 2008	By:	/s/ Jordan L. Kaplan
Jordan L. Kaplan
President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ William Kamer
William Kamer
Chief Financial Officer