Form 10-Q
period 2008-08-06
Douglas Emmett Inc
filed 2008-08-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Shares of beneficial interest,	121,456,334 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except for share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Investment in real estate
Land	$890,148	$825,560
Buildings and improvements	5,515,561	4,978,124
Tenant improvements and lease intangibles	530,368	460,486
	6,936,077	6,264,170
Less: accumulated depreciation	(362,721)	(242,114)
Net investment in real estate	6,573,356	6,022,056
Cash and cash equivalents	2,764	5,843
Tenant receivables, net	553	955
Deferred rent receivables, net	28,447	20,805
Interest rate contracts	94,932	84,600
Acquired lease intangible assets, net	21,701	24,313
Other assets	25,636	31,396
Total assets	$6,747,389	$6,189,968

Liabilities
Secured notes payable, including loan premium	$3,734,941	$3,105,677
Accounts payable and accrued expenses	58,262	62,704
Security deposits	35,298	31,309
Acquired lease intangible liabilities, net	219,730	218,371
Interest rate contracts	133,769	129,083
Dividends payable	22,760	19,221
Total liabilities	4,204,760	3,566,365

Minority interests	568,844	793,764

Stockholders’ Equity
Common stock, $0.01 par value 750,000,000 authorized, 121,385,617 and 109,833,903 outstanding at June 30, 2008 and December 31, 2007, respectively.	1,214	1,098
Additional paid-in capital	2,275,364	2,019,716
Accumulated other comprehensive income	(88,178)	(101,163)
Accumulated deficit	(214,615)	(89,812)
Total stockholders’ equity	1,973,785	1,829,839

Total liabilities and stockholders’ equity	$6,747,389	$6,189,968

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Office rental
Rental revenues	$111,213	$92,884	$210,229	$184,496
Tenant recoveries	7,269	5,575	12,637	13,761
Parking and other income	13,911	11,098	26,571	22,198
Total office revenues	132,393	109,557	249,437	220,455

Multifamily rental
Rental revenues	16,423	16,879	33,647	33,393
Parking and other income	559	526	1,119	1,017
Total multifamily revenues	16,982	17,405	34,766	34,410

Total revenues	149,375	126,962	284,203	254,865

Operating expenses
Office expense	36,574	31,337	67,938	64,631
Multifamily expense	3,759	3,872	7,636	8,795
General and administrative	5,729	5,120	11,014	10,162
Depreciation and amortization	63,858	50,494	120,607	101,615
Total operating expenses	109,920	90,823	207,195	185,203

Operating income	39,455	36,139	77,008	69,662

Interest and other income	123	372	532	454
Interest expense	(51,791)	(38,313)	(92,994)	(76,615)
Loss before minority interests	(12,213)	(1,802)	(15,454)	(6,499)

Minority interests	2,785	542	3,526	1,966
Net loss	$(9,428)	$(1,260)	$(11,928)	$(4,533)

Net loss per common share – basic and diluted	$(0.08)	$(0.01)	$(0.10)	$(0.04)

Dividends declared per common share	$0.1875	$0.175	$0.375	$0.35

Weighted average shares of common stock outstanding -basic and diluted	121,313,515	114,861,872	119,798,547	114,933,468

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net loss	$(11,928)	$(4,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(3,526)	(1,966)
Depreciation and amortization	120,607	101,615
Net accretion of acquired lease intangibles	(21,690)	(19,937)
Amortization of deferred loan costs	840	500
Amortization of loan premium	(2,336)	(2,205)
Non-cash market value adjustments on interest rate contracts	7,339	6,529
Non-cash amortization of stock-based compensation	4,340	1,362
Change in working capital components
Tenant receivables	402	3,303
Deferred rent receivables	(7,642)	(9,007)
Accounts payable, accrued expenses and security deposits	(3,772)	3,571
Other	8,145	(133)
Net cash provided by operating activities	90,779	79,099

Investing Activities
Capital expenditures and property acquisitions	(642,750)	(58,435)
Net cash used in investing activities	(642,750)	(58,435)

Financing Activities
Proceeds from borrowings	1,052,700	285,500
Deferred loan costs	(3,225)	(1,122)
Repayment of borrowings	(383,600)	(145,500)
Net change in short-term borrowings	(37,500)	-
Contribution by minority interest partner to consolidated joint venture	319	-
Distributions to minority interests	(14,753)	(14,824)
Redemption of minority interests	(23,758)	(29,211)
Issuance of common stock	667	-
Repurchase of common stock	-	(20,155)
Cash dividends paid on common stock	(41,958)	(33,927)
Net cash provided by financing activities	548,892	40,761

Increase (decrease) in cash and cash equivalents	(3,079)	61,425
Cash and cash equivalents at beginning of period	5,843	4,536
Cash and cash equivalents at end of period	$2,764	$65,961

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Organization and Description of Business

Douglas Emmett, Inc., a Maryland corporation incorporated on June 28, 2005, is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate.  As of June 30, 2008, we owned a portfolio of 55 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The interim financial statements should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions, for example with respect to the allocation of the purchase price of acquisitions among land, buildings, improvements, equipment and any related intangible assets and liabilities.  These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Interest Rate Contracts

We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  We do not use any other derivative instruments.

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

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC) commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we generally will not be subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We will be subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

In addition, we are subject to taxation by various state and local (and potentially foreign) jurisdictions, including those in which we transact business or reside.  Our non-TRS subsidiaries, including the operating partnership, are either partnerships or disregarded entities for federal income tax purposes.  Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnerships and S-Corporation is reportable in the income tax returns of the respective partners and stockholders.  Accordingly, no income tax provision is included in the accompanying consolidated financial statements.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and six months ended June 30, 2008 and 2007, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Recently Issued Accounting Literature

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us meant January 1, 2008.  We did not elect the fair value measurement option for any financial assets or liabilities during the first six months of 2008, nor do we currently expect to elect this option for any financial assets or liabilities in the near future.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160).  FAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us means January 1, 2009.  We are currently evaluating the impact that FAS 160 will have on our financial statements.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141R).  FAS 141R will significantly change the accounting for business combinations.  Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R will require that transaction costs such as legal, accounting and advisory fees be expensed.  FAS 141R also includes a substantial number of new disclosure requirements.  FAS 141R applies prospectively to business combinations occurring in any reporting period beginning on or after December 15, 2008, which for us means January 1, 2009.  We are currently evaluating the impact that FAS 141R will have on our financial statements.

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Interest Rate Contracts	$ -	$94,932	$ -	$94,932
Liabilities
Interest Rate Contracts	$ -	$133,769	$ -	$133,769

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161), an amendment of FAS 133, to expand disclosure requirements for an entity's derivative and hedging activities.  Under FAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  In order to meet these requirements, entities shall include quantitative disclosures about derivative fair values and gains/losses on derivative instruments, qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We plan to adopt FAS 161 on January 1, 2009 and do not expect FAS 161 to have a significant impact as this statement only addresses disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

3. Acquisitions

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class “A” buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  An affiliate of the seller provided $380 million of first trust deed bridge financing at a floating rate of the London Interbank Offered Rate (LIBOR) plus 200 basis points for nine months.

On February 13, 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made in a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan at a floating interest rate of LIBOR plus 125 basis points.  The loan has a term of two years with a one-year extension.  On May 1, 2008, the operations of the athletic club were transferred to a third party for a nominal cost.  Simultaneously, we entered into a lease of the space rented by the athletic club.  The results of operations and loss on sale of the assets of the athletic club were not material.

In May 2007, we acquired an approximate 50,000 rentable square foot Class “A” office building located in one of our core Los Angeles submarkets, Century City, for a contract price of $32 million.

The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of each acquisition.  The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The amounts shown for 2008 acquisitions represent our preliminary purchase price allocations.  These amounts are likely to change based on a more thorough calculation to be performed during the one-year purchase accounting period provided under the relevant accounting standards.

The following table represents acquisitions to our portfolio that impact the current reporting periods:

	2008 Acquisitions	2007 Acquisitions
Investment in real estate:
Land	$64,558	$3,650
Buildings and improvements	530,058	26,274
Tenant improvements and other in-place lease assets	51,063	3,024
Tenant receivables and other assets	-	24
Accounts payable, accrued expenses and tenant security deposits	(3,476)	(988)
Acquired lease intangible liabilities, net	(25,661)	-
Net acquisition cost	$616,542	$31,984

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	June 30, 2008	December 31, 2007
Above-market tenant leases	$34,232	$32,770
Accumulated amortization	(15,599)	(11,564)
Below-market ground leases	3,198	3,198
Accumulated amortization	(130)	(91)
Acquired lease intangible assets, net	$21,701	$24,313

Below-market tenant leases	$288,383	$261,260
Accumulated accretion	(82,301)	(57,112)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,552)	(1,977)
Acquired lease intangible liabilities, net	$219,730	$218,371

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)
4. Other Assets

Other assets consist of the following at:

	June 30,	December 31,
	2008	2007
Deferred loan costs, net of accumulated amortization of $2,144 and $1,304 at
at June 30, 2008 and December 31, 2007, respectively	$7,372	$4,987
Deposits in escrow	-	4,000
Restricted cash	2,835	2,848
Prepaid interest	3,480	7,944
Prepaid expenses	1,429	3,095
Interest receivable	5,038	3,229
Other indefinite-lived intangible	1,988	1,988
Other	3,494	3,305
	$25,636	$31,396

We incurred deferred loan cost amortization expense of $478 and $251 for the three months ended June 30, 2008 and 2007, and $840 and $500 for the six months ended June 30, 2008 and 2007, respectively.  The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Minimum Future Lease Rentals

 We have leased space to tenants primarily under noncancelable operating leases, which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended June 30, 2008 and 2007 totaled $185 and $357, respectively, and $429 and $621 for the six months ended June 30, 2008 and 2007, respectively.

Future minimum base rentals on noncancelable office and ground operating leases at June 30, 2008 were as follows:

July 1, 2008 to December 31, 2008	$197,137
2009	371,293
2010	321,984
2011	266,867
2012	216,608
Thereafter	577,938
Total future minimum base rentals	$1,951,827

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30,	December 31,
	2008	2007
Accounts payable	$31,018	$43,449
Accrued interest payable	20,723	13,963
Deferred revenue	6,521	5,292
	$58,262	$62,704

7. Secured Notes Payable

During the first six months of 2008, we borrowed an additional $738 million of debt, as follows:

•
We obtained a $380 million bridge loan from an affiliate of the seller in the March 2008 acquisitions described in Note 3.  This loan has an interest rate of one-month LIBOR plus 200 basis points and a nine-month term.

•
We obtained a non-recourse $340 million term loan secured by four of our previously unencumbered office properties.  This loan bears interest at a floating rate equal to one-month LIBOR plus 150 basis points, but we have entered into interest rate swap contracts that effectively fix the interest rate at 4.84%, until January 2, 2013.  This loan facility matures on April 1, 2015.  Proceeds from this loan were utilized to repay our secured revolving credit facility and for general corporate purposes.

•
The joint venture in which we have a two-thirds interest obtained an $18 million loan that financed the February 2008 acquisition described in Note 3.  This loan has an interest rate of one-month LIBOR plus 125 basis points and a two-year term with a one-year extension.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following summarizes our secured notes payable at:

Type of Debt	June 30, 2008		December 31, 2007	Variable Rate	Effective Annual Fixed Rate(1)	Maturity Date	Swap Maturity Date

Variable Rate Swapped to Fixed Rate:
Modified Term Loan I(2)(3)	$2,300,000		$2,300,000	LIBOR + 0.85%	5.20%	08/31/12	08/01/10-08/01/12
Term Loan II(4)	340,000		-	LIBOR + 1.50%	4.84	04/01/15	01/02/13
Fannie Mae Loan I (5)	293,000		293,000	DMBS + 0.60%	4.76	06/01/12	08/01/11
Fannie Mae Loan II(5)	95,080		95,080	DMBS + 0.60%	5.86	06/01/12	08/01/11
Fannie Mae Loan III(5)	36,920		36,920	DMBS + 0.60%	5.86	02/01/15	08/01/11
Fannie Mae Loan IV(5)	75,000		75,000	DMBS + 0.76%	4.93	02/01/15	08/01/11
Fannie Mae Loan V(5)	82,000		82,000	LIBOR + 0.62%	5.70	02/01/16	03/01/12
Fannie Mae Loan VI(5)	18,000		18,000	LIBOR + 0.62%	5.90	06/01/17	06/01/12
Subtotal	3,240,000	(6)	2,900,000		5.17%

Variable Rate:
General Electric Bridge Loan	380,000		-	LIBOR + 2.00%		01/02/09	--
Wells Fargo Loan(7)	18,000		-	LIBOR + 1.25%		03/01/10	--
$370 Million Senior Secured Revolving Credit Facility(8)	74,050		180,450	LIBOR / Fed Funds+(9)		10/30/09	--
Subtotal	3,712,050		3,080,450
Unamortized Loan Premium(10)	22,891		25,227
Total	$3,734,941		$3,105,677

(1)	Includes the effect of interest rate contracts. Based on actual/365-day basis and excludes amortization of loan fees and unused fees on credit line.
(2)	Secured by seven separate cross-collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.

(4)	Secured by four properties in a cross-collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(5)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(6)	As of June 30, 2008, the weighted average remaining life of our total outstanding debt is 4.2 years, and the weighted average remaining life of the interest rate swaps is 2.9 years.
(7)	This loan is carried by a consolidated joint venture formed in 2008, of which our operating partnership owns a two-thirds interest.
(8)	This credit facility is secured by nine properties and has two one-year extension options available.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at June 30, 2008 were as follows:
July 1, 2008 to December 31, 2008	$-
2009	454,050
2010	18,000
2011	-
2012	2,688,080
Thereafter	551,920
Total future principal	$3,712,050

Senior Secured Revolving Credit Facility
We have a $370 million revolving credit facility.  Our secured revolving credit facility is with a group of banks led by Bank of America, NA and Banc of America Securities, LLC, and bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less and at either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points if the amount outstanding is greater than $262.5 million.  Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by an additional $130 million to $500 million, under specified circumstances.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires in 2009 with two one-year extensions at our option.

8. Interest Rate Contracts

We have executed interest rate swaps with a notional amount of $3.24 billion to protect against interest rate fluctuations on our existing variable-rate term loan facilities.  These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.  The change in fair value of these cash flow hedges was recorded as an unrealized gain during each of the respective reporting periods shown in the following table.  Such unrealized gains were recorded to accumulated other comprehensive income in our consolidated balance sheets.  An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

The components of comprehensive income consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(9,428)	$(1,260)	$(11,928)	$(4,533)
Cash flow hedge adjustment	103,831	42,673	12,985	30,785
Comprehensive income	$94,403	$41,413	$1,057	$26,252

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

We also have additional interest rate swaps that we acquired from our predecessor at the time of our IPO.  Our predecessor had $2.2 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.09% and 5.00%.  Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%, which were intended to largely offset the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps.  The acquired pay-fixed swaps and the new receive-fixed swaps were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate fair value of these swaps decreased $5.5 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and $7.4 million and $6.5 million for the six months ended June 30, 2008 and 2007, respectively.

9. Stockholders’ Equity and Minority Interests

Minority interests in our operating partnership relate to interests in that partnership which are not owned by us.  Minority interests amounted to approximately 22% of our operating partnership at June 30, 2008.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.  At the end of each reporting period, we calculate the book value of net assets allocable to minority interests, and adjust the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.

Minority interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of June 30, 2008, with the minority interest eliminated.

Dividends
During the first six months of 2008 and 2007, we declared quarterly dividends of $0.1875 and $0.175 per share, respectively, which equals an annualized rate of $0.75 and $0.70 per share, respectively.

Equity Conversions and Repurchases
During the first six months of 2008, investors converted 11.5 million operating partnership units to shares of common stock and we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.  Also, during the first six months of 2008, we issued approximately 31,000 shares of common stock to satisfy the exercise of certain vested employee stock options.

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

During the first quarter of 2008, we granted approximately 2.7 million long-term incentive units and stock options with a total fair market value of $9.9 million.  No additional grants have been made during 2008.  Upon the vesting of equity awards, we recognized non-cash compensation expense of $1.0 million and $0.7 million for the three months ended June 30, 2008 and 2007 respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.  An additional $2.2 million of equity awards vested during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

11. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance.  We believe that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations or cash flows.

Concentration of Credit Risk
Our properties are located in premier submarkets within Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.00 and to date, we have not experienced any losses on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2008, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Future Minimum Lease Payments
We lease portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2007 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $805 and $843 for the three months ended June 30, 2008 and 2007, respectively, and $1,591 and $1,704 for the six months ended June 30, 2008 and 2007, respectively.

The following is a schedule of minimum ground lease payments as of June 30, 2008:

July 1, 2008 to December 31, 2008	$288
2009	707
2010	733
2011	733
2012	733
Thereafter	4,520
$7,714

Tenant Concentrations
For the six months ended June 30, 2008 and 2007, no tenant accounted for more than 10% of our total rental revenue and tenant reimbursements.

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

    The following table represents operating activity within our reportable segments:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$132,393	$16,982	$149,375	$109,557	$17,405	$126,962
Percentage of total	89%	11%	100%	86%	14%	100%

Rental expenses	$36,574	$3,759	$40,333	$31,337	$3,872	$35,209
Percentage of total	91%	9%	100%	89%	11%	100%

Rental revenues less rental expenses	$95,819	$13,223	$109,042	$78,220	$13,533	$91,753
Percentage of total	88%	12%	100%	85%	15%	100%

	Six months Ended June 30, 2008			Six months Ended June 30, 2007
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$249,437	$34,766	$284,203	$220,455	$34,410	$254,865
Percentage of total	88%	12%	100%	86%	14%	100%

Rental expenses	$67,938	$7,636	$75,574	$64,631	$8,795	$73,426
Percentage of total	90%	10%	100%	88%	12%	100%

Rental revenues less rental expenses	$181,499	$27,130	$208,629	$155,824	$25,615	$181,439
Percentage of total	87%	13%	100%	86%	14%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Rental revenues less rental expenses	$109,042	$91,753	$208,629	$181,439
Interest and other income	123	372	532	454
General and administrative expenses	(5,729)	(5,120)	(11,014)	(10,162)
Interest expense	(51,791)	(38,313)	(92,994)	(76,615)
Depreciation and amortization	(63,858)	(50,494)	(120,607)	(101,615)
Minority interests	2,785	542	3,526	1,966
Net loss	$(9,428)	$(1,260)	$(11,928)	$(4,533)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.
This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate, zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties.  These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.  We have not made any material changes to these policies during the periods covered by this report.

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

Significant Transactions

Acquisitions and Dispositions.  During the first six months of 2008, we completed the following transactions (see Note 3 to our consolidated financial statements included in this Report):

•
In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class “A” buildings located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.

•
In February 2008, we acquired a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made in a consolidated joint venture with our local partner.  In May 2008, we transferred the operations of the athletic club to a third party for a nominal cost and incurred an immaterial loss on disposition.

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

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office portfolio revenue increased by $22.8 million, or 20.8%, to $132.4 million for the three months ended June 30, 2008 compared to $109.6 million for the three months ended June 30, 2007.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $18.3 million, or 19.7%, to $111.2 million for the three months ended June 30, 2008 compared to $92.9 million for the three months ended June 30, 2007.  Rent increased across our existing office portfolio due to increases in average rental rates for new and renewal leases.  The increase is also due to $14.7 million of incremental rent from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Tenant Recoveries.  Total office tenant recoveries increased by $1.7 million, or 30.4%, to $7.3 million for the three months ended June 30, 2008 compared to $5.6 million for the three months ended June 30, 2007.  The increase was due to $1.0 million of incremental recoverable operating expenses from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Parking and Other Income.  Total office parking and other income increased by $2.8 million, or 25.3%, to $13.9 million for the three months ended June 30, 2008 compared to $11.1 million for the three months ended June 30, 2007, primarily due to increases in parking rates implemented across the portfolio, increases in ground rent income, and incremental revenues of $1.5 million from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.4 million, or 2.4%, to $17.0 million for the three months ended June 30, 2008, compared to $17.4 million for the three months ended June 30, 2007.  The decrease is primarily due to the amortization of the below-market leases for certain multifamily units initially recorded at the time of our IPO and formation transactions.  The value of these below-market leases were amortized over the life of the related leases, estimated to be 18 months, and recorded as an increase to rental income.  These below-market leases were fully amortized in April 2008, resulting in a decrease to multifamily revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  This decrease was partially offset by an increase in occupancy and an increase in rents charged to both new and existing tenants, including increases for select Santa Monica multifamily units.  These units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  Therefore, a portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since July 1, 2007.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $5.2 million, or 16.7%, to $36.6 million for the three months ended June 30, 2008, compared to $31.3 million for the three months ended June 30, 2007.  The increase was due to $5.8 million of incremental operating expenses from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above, slightly offset by lower expenses at our existing portfolio.

Depreciation and Amortization.  Depreciation and amortization expense increased $13.4 million, or 26.5%, to $63.9 million for the three months ended June 30, 2008, compared to $50.5 million for the three months ended June 30, 2007.  The increase is primarily due to the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO and incorporation transactions, as well as incremental depreciation and amortization of $9.0 million from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $13.5 million, or 35.2%, to $51.8 million for the three months ended June 30, 2008, compared to $38.3 million for the three months ended June 30, 2007.  The increase was primarily due to incremental interest from the $150 million borrowed during the second quarter of 2007, the increase in borrowings outstanding under our revolving credit facility, and the additional $738 million borrowed during 2008 to fund property acquisitions and for general corporate purposes.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office portfolio revenue increased by $29.0 million, or 13.1%, to $249.4 million for the six months ended June 30, 2008 compared to $220.5 million for the six months ended June 30, 2007.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $25.7 million, or 13.9%, to $210.2 million for the six months ended June 30, 2008 compared to $184.5 million for the six months ended June 30, 2007.  Rent increased across our existing office portfolio due to increases in average rental rates for new and renewal leases.  The increase is also due to $17.5 million of incremental rent from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Tenant Recoveries.  Total office tenant recoveries decreased by $1.1 million, or 8.2%, to $12.6 million for the six months ended June 30, 2008 compared to $13.8 million for the six months ended June 30, 2007.  This is due in part to a reduction in the accrual of property tax expense during the second quarter of 2007.  This was partially offset by $1.3 million of incremental recoverable operating expenses from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Parking and Other Income.  Total office parking and other income increased by $4.4 million, or 19.7%, to $26.6 million for the six months ended June 30, 2008 compared to $22.2 million for the six months ended June 30, 2007, primarily due to increases in parking rates implemented across the portfolio, increases in ground rent income, and incremental revenues of $2.0 million from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $3.3 million, or 5.1%, to $67.9 million for the six months ended June 30, 2008, compared to $64.6 million for the six months ended June 30, 2007.  The increase is primarily due to $7.3 million of incremental operating expenses from the nine properties we acquired subsequent to the beginning of the second quarter of 2007, including the property acquisitions described above.  The increase was offset by a reduction in the accrual of property tax expense during the second quarter of 2007.

    Multifamily Rental Expenses. Total multifamily rental expense decreased by $1.2 million, or 13.2%, to $7.6 million for the six months ended June 30, 2008, compared to $8.8 million for the six months ended June 30, 2007.  This is primarily due to a reduction in the accrual of property tax expense during the second quarter of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased $19.0 million, or 18.7%, to $120.6 million for the six months ended June 30, 2008, compared to $101.6 million for the six months ended June 30, 2007.  The increase is primarily due to the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO and formation transactions, as well as $10.1 million of incremental depreciation and amortization from the nine properties we acquired subsequent to the beginning of the second quarter of 2007 including the property acquisitions described above.

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $16.4 million, or 21.4%, to $93.0 million for the six months ended June 30, 2008, compared to $76.6 million for the six months ended June 30, 2007.  The increase was primarily due to incremental interest from the $150 million borrowed during the second quarter of 2007, the increase in borrowings outstanding under our revolving credit facility and the additional $738 million borrowed during 2008 to fund property acquisitions and for general corporate purposes.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.7 billion at June 30, 2008, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.   Please see Note 7 to our consolidated financial statements included in this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  At June 30, 2008, there was approximately $296 million available to us under this credit facility.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.  At June 30, 2008, 87% of our debt was effectively fixed at an overall rate of 5.17% by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 7 and 8 to our consolidated financial statements included in this Report.

At June 30, 2008, our total borrowings under secured loans, excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 52.0% of our total market capitalization of $7.1 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at June 30, 2008 on the New York Stock Exchange of $21.97 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility.  However, recent economic events have led to tighter and more uncertain credit markets.  As a result, although we have been successful in financings during 2008, disruptions in the credit markets could impact the availability of credit in the future or could impact the rates of any borrowings we do obtain.  Currently, we have approximately $454 million of principal payments maturing by the end of 2009, consisting of the $380 million bridge financing borrowed in connection with our March 2008 acquisitions and $74 million under our revolving credit facility.  We anticipate repaying the bridge loan from refinancing proceeds, available cash and borrowings under our credit facility prior to maturity.  Our credit facility contains two renewal options of one year each.  We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

We are also exploring raising capital for acquisitions through an institutional fund, controlled by an entity affiliated with us, which would receive certain fees as well as a carried interest in any distributions after the participating institutional investors receive a return of their invested capital and a preferred return.  If we close such a fund, it is likely that it would be our exclusive vehicle for our cash acquisitions during the investment period of the fund.  The exact terms of any such fund would be based on negotiations and market conditions.  Any securities offered in such a fund will not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements.  Nothing in the foregoing disclosure constitutes an offer to sell any securities in such a fund, nor a solicitation of an offer to purchase any such securities.

Contractual Obligations

During the second quarter of 2008, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any off-balance sheet financing arrangements.

Cash Flows

Net cash provided by operating activities increased $11.7 million to $90.8 million for the six months ended June 30, 2008, compared to $79.1 million for the six months ended June 30, 2007.  The increase reflects higher net cash flow from existing properties that generated improved results, as well as incremental cash flow from acquired properties.

Net cash used in investing activities increased $584.3 million to $642.8 million for the six months ended June 30, 2008 compared to $58.4 million for the six months ended June 30, 2007.  The increase was primarily due to a higher level of spending on property acquisitions in the 2008 period compared to the 2007 period.  See Note 3 to our consolidated financial statements included in this Report.

Net cash provided by financing activities increased $508.1 million to $548.9 million for the six months ended June 30, 3008 compared to $40.8 million for the six months ended June 30, 2007.  The increase was primarily due to  borrowings in excess of equity repurchases and payments of dividends and distributions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

During the first six months of 2008, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors included in Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of  Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 29, 2008.  Approximately 83% of the eligible shares were voted.  A detailed description of the matters voted upon at the meeting is contained in our proxy statement, which was filed with the U.S. Securities and Exchange Commission on April 19, 2008.  The voting results for each of the proposals are as follows:
Proposal	For	Withheld/ Against	Abstain
1. Election of directors
Dan A. Emmett	99,778,589	950,776
Jordan L. Kaplan	100,342,510	386,855
Kenneth M. Panzer	100,177,890	551,475
Leslie E. Bider	91,089,703	9,639,662
Victor J. Coleman	100,293,510	435,855
Ghebre Selassie Mehreteab	93,598,140	7,131,255
Thomas E. O’Hern	93,648,140	7,081,225
Dr. Andrea Rich	97,345,469	3,383,896
William Wilson III	100,346,960	382,405
2. Ratification of Ernst & Young LLP as independent registered public accounting firm	89,116,082	11,608,241	5,041

Item 5.  Other Information

(a)                 Additional Disclosures.  None.

(b)                 Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2008.  Please see the discussion of our procedures in our most recent proxy statement.

Item 6.  Exhibits

Exhibit Number	Description

10.11	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (1) +

10.12	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (1) +

10.13	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. (1) +

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

+	Denotes management contract or compensatory plan, contract or arrangement.

(1)	Copy originally filed with Amendment No. 3 to the Form S-11 filed by the Registrant on October 3, 2006; re-filed herewith to include conformed signatures.

(2)
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

DOUGLAS EMMETT, INC.
Date: August 7, 2008	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer