Form 10-Q/A
period 2008-08-12
Douglas Emmett Inc
filed 2008-08-13
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
$0.01 par value per share

EXPLANATORY NOTE

The purpose of this Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 8, 2008 (the “Original Filing”) is to amend the certifications attached as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31).

Except for the item described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

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

DOUGLAS EMMETT, INC.

Date: August 13, 2008	By:	/s/JORDAN L. KAPLAN
Jordan L. Kaplan President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ WILLIAM KAMER
William Kamer Chief Financial Officer