Form 10-Q
period 2008-11-04
Douglas Emmett Inc
filed 2008-11-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 001-33106

DOUGLAS EMMETT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, Suite 200, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Shares of beneficial interest,	121,737,224 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except for share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Investment in real estate:
Land	$892,239	$825,560
Buildings and improvements	5,519,479	4,978,124
Tenant improvements and lease intangibles	538,477	460,486
	6,950,195	6,264,170
Less: accumulated depreciation	(426,332)	(242,114)
Net investment in real estate	6,523,863	6,022,056
Cash and cash equivalents	2,155	5,843
Tenant receivables, net	688	955
Deferred rent receivables, net	31,691	20,805
Interest rate contracts	92,223	84,600
Acquired lease intangible assets, net	19,735	24,313
Other assets	33,978	31,396
Total assets	$6,704,333	$6,189,968

Liabilities
Secured notes payable, including loan premium	$3,733,872	$3,105,677
Accounts payable and accrued expenses	65,844	62,704
Security deposits	35,891	31,309
Acquired lease intangible liabilities, net	207,184	218,371
Interest rate contracts	144,496	129,083
Dividends payable	22,814	19,221
Total liabilities	4,210,101	3,566,365

Minority interests	554,048	793,764

Stockholders’ Equity
Common stock, $0.01 par value, 750,000,000 authorized, 121,672,224 and 109,833,903 outstanding at September 30, 2008 and December 31, 2007, respectively.	1,217	1,098
Additional paid-in capital	2,280,396	2,019,716
Accumulated other comprehensive income	(96,045)	(101,163)
Accumulated deficit	(245,384)	(89,812)
Total stockholders’ equity	1,940,184	1,829,839

Total liabilities and stockholders’ equity	$6,704,333	$6,189,968

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Office rental:
Rental revenues	$112,787	$94,592	$323,016	$279,088
Tenant recoveries	8,335	7,973	22,523	23,138
Parking and other income	14,681	12,137	41,252	34,335
Total office revenues	135,803	114,702	386,791	336,561

Multifamily rental:
Rental revenues	16,483	16,994	50,130	50,387
Parking and other income	950	765	2,698	2,338
Total multifamily revenues	17,433	17,759	52,828	52,725

Total revenues	153,236	132,461	439,619	389,286

Operating expenses
Office expense	39,915	34,086	109,404	100,121
Multifamily expense	4,238	4,592	12,503	13,943
General and administrative	5,243	5,862	16,257	16,024
Depreciation and amortization	63,611	50,629	184,218	152,244
Total operating expenses	113,007	95,169	322,382	282,332

Operating income	40,229	37,292	117,237	106,954

Other (expense) income	(43)	205	489	659
Interest expense	(52,586)	(41,504)	(145,580)	(118,119)
Loss before minority interests	(12,400)	(4,007)	(27,854)	(10,506)

Minority interests	2,704	1,222	6,230	3,188
Net loss	$(9,696)	$(2,785)	$(21,624)	$(7,318)

Net loss per common share – basic and diluted	$(0.08)	$(0.03)	$(0.18)	$(0.06)

Dividends declared per common share	$0.1875	$0.175	$0.5625	$0.525

Weighted average shares of common stock outstanding -basic and diluted	121,509,098	110,956,113	120,372,893	113,593,114

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net loss	$(21,624)	$(7,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	(6,230)	(3,188)
Depreciation and amortization	184,218	152,244
Net accretion of acquired lease intangibles	(32,330)	(29,933)
Amortization of deferred loan costs	1,417	782
Amortization of loan premium	(3,530)	(3,331)
Non-cash market value adjustments on interest rate contracts	12,908	9,466
Non-cash amortization of stock-based compensation	5,459	1,884
Change in working capital components
Tenant receivables	267	3,366
Deferred rent receivables	(10,886)	(13,082)
Accounts payable, accrued expenses and security deposits	4,403	18,337
Other	2,746	(4,955)
Net cash provided by operating activities	136,818	124,272

Investing Activities
Capital expenditures and property acquisitions	(656,758)	(72,578)
Net cash used in investing activities	(656,758)	(72,578)

Financing Activities
Proceeds from borrowings	1,510,425	249,800
Deferred loan costs	(6,745)	(1,672)
Repayment of borrowings	(858,400)	(73,000)
Net change in short-term borrowings	(20,300)	2,300
Contribution by minority interest partner to consolidated joint venture	319	─
Distributions to minority interests	(21,239)	(23,304)
Redemption of minority interests	(23,758)	(29,211)
Issuance of common stock	667	─
Repurchase of common stock	─	(125,185)
Cash dividends paid on common stock	(64,717)	(53,909)
Net cash provided by (used in) financing activities	516,252	(54,181)

Decrease in cash and cash equivalents	(3,688)	(2,487)
Cash and cash equivalents at beginning of period	5,843	4,536
Cash and cash equivalents at end of period	$2,155	$2,049

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Organization and Description of Business

Douglas Emmett, Inc., a Maryland corporation incorporated on June 28, 2005, is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  We did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities on October 30, 2006.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate.  As of September 30, 2008, we owned a portfolio of 55 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2007 Annual Report on Form 10-K and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Interest Rate Contracts

We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  The interest rate swap agreements we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. See Note 8 for the accounting of our interest rate hedges.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC) commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

Earnings Per Share (EPS)

Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and nine months ended September 30, 2008 and 2007, all potentially dilutive instruments were anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Recently Issued Accounting Literature

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us meant January 1, 2008.  We did not elect the fair value measurement option for any financial assets or liabilities during the first nine months of 2008, nor do we currently expect to elect this option for any financial assets or liabilities in the near future.

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Interest Rate Contracts	$ ─	$92,223	$ ─	$92,223
Liabilities
Interest Rate Contracts	$ ─	$144,496	$ ─	$144,496

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

3. Acquisitions

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class “A” buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  Subsequent to acquiring the properties, we entered into a non-recourse $365 million term loan secured by the six-property portfolio.  See Note 7 for a description of the debt.  See Note 13 for a related transaction that occurred subsequent to quarter end.

On February 13, 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made through a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan.  See Note 7 for a description of the debt.  On May 1, 2008, the operations of the athletic club were sold to a third party for a nominal cost.  Simultaneously, the acquirer leased from us the space occupied by the athletic club.  The results of operations and loss on sale of the assets of the athletic club were not material.

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

The following table represents acquisitions to our portfolio that impact the current reporting periods:

	2008 Acquisitions	2007 Acquisition
Investment in real estate:
Land	$66,661	$3,650
Buildings and improvements	528,179	26,274
Tenant improvements and other in-place lease assets	50,978	3,024
Tenant receivables and other assets	─	24
Accounts payable, accrued expenses and security deposits	(3,476)	(988)
Acquired lease intangible liabilities, net	(25,721)	─
Net acquisition cost	$616,621	$31,984

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	September 30, 2008	December 31, 2007
Above-market tenant leases	$34,227	$32,770
Accumulated amortization	(17,541)	(11,564)
Below-market ground leases	3,198	3,198
Accumulated amortization	(149)	(91)
Acquired lease intangible assets, net	$19,735	$24,313

Below-market tenant leases	$288,437	$261,260
Accumulated accretion	(94,851)	(57,112)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,602)	(1,977)
Acquired lease intangible liabilities, net	$207,184	$218,371

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)
4. Other Assets

Other assets consist of the following at:

	September 30, 2008	December 31, 2007
Deferred loan costs, net of accumulated amortization of $2,721 and $1,304
at September 30, 2008 and December 31, 2007, respectively	$10,315	$4,987
Deposits in escrow	─	4,000
Restricted cash	2,929	2,848
Prepaid interest	4,977	7,944
Prepaid expenses	5,824	3,095
Interest receivable	5,044	3,229
Other indefinite-lived intangible	1,988	1,988
Other	2,901	3,305
	$33,978	$31,396

We incurred deferred loan cost amortization expense of $577 and $282 for the three months ended September 30, 2008 and 2007, and $1,417 and $782 for the nine months ended September 30, 2008 and 2007, respectively.  The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Minimum Future Lease Rentals

 We have leased space to tenants primarily under noncancelable operating leases, which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended September 30, 2008 and 2007 totaled $232 and $251, respectively, and $661 and $872 for the nine months ended September 30, 2008 and 2007, respectively.

Future minimum base rentals on non-cancelable office and ground operating leases at September 30, 2008 were as follows:

Twelve months ending September 30:
2009	$389,037
2010	343,811
2011	292,055
2012	239,452
2013	186,577
Thereafter	477,827
Total future minimum base rentals	$1,928,759

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2008	December 31, 2007
Accounts payable	$37,465	$43,449
Accrued interest payable	21,933	13,963
Deferred revenue	6,446	5,292
	$65,844	$62,704

7. Secured Notes Payable

During the first nine months of 2008, we borrowed additional debt as follows:

•
We obtained a non-recourse $365 million term loan secured by the six-property portfolio that we acquired on March 26, 2008 as described in Note 3.  This loan bears interest at a floating rate equal to one-month LIBOR plus 165 basis points, however we have entered into interest rate swap contracts that effectively fix the interest at 5.515% (based on an actual/360-day basis) until September 4, 2012.  This loan facility matures on August 18, 2013.  This long-term loan replaces the $380 million bridge loan obtained in March 2008 in connection with the property acquisition.  Subsequent to quarter-end, this loan and the related properties that serve as collateral, were contributed to a newly formed institutional fund as described in Note 13.

•
We obtained a non-recourse $340 million term loan secured by four of our previously unencumbered office properties.  This loan bears interest at a floating rate equal to one-month LIBOR plus 150 basis points, however we have entered into interest rate swap contracts that effectively fix the interest rate at 4.77% (based on an actual/360-day basis) until January 2, 2013.  This loan facility matures on April 1, 2015.  Proceeds from this loan were utilized to repay our secured revolving credit facility and for general corporate purposes.

•
The joint venture in which we have a two-thirds interest obtained an $18 million loan that financed the February 2008 acquisition described in Note 3.  This loan has an interest rate of one-month LIBOR plus 125 basis points and a two-year term with a one-year extension.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date	September 30, 2008	December 31, 2007	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (2)	06/01/12	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II(2)	06/01/12	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan I(3)(4)	08/31/12	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Term Loan II (5)	08/18/13	365,000	─	LIBOR + 1.65%	5.52	09/04/12
Fannie Mae Loan III(2)	02/01/15	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV(2)	02/01/15	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan III(6)	04/01/15	340,000	─	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V(2)	02/01/16	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI(2)	06/01/17	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,605,000	2,900,000		5.14%(1)

Variable Rate:
Wells Fargo Loan(8)	03/01/10(9)	18,000	─	LIBOR + 1.25%	--	--
$370 Million Senior Secured Revolving Credit Facility(10)	10/30/09(11)	89,175	180,450	LIBOR / Fed Funds+(12)	--	--
Subtotal		3,712,175	3,080,450
Unamortized Loan Premium(13)		21,697	25,227
Total		$3,733,872	$3,105,677

(1)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line.  The total effective rate on an actual/365-day basis is 5.21% at September 30, 2008.

(2)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(3)	Secured by seven separate cross-collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(4)
Includes $1.11 billion swapped to 4.96% until August 1, 2010; $545.0 million swapped to 5.83% until December 1, 2010; $322.5 million swapped to 5.05% until August 1, 2011; and $322.5 million swapped to 5.09% until August 1, 2012.

(5)	Secured by six properties in a cross-collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(6)	Secured by four properties in a cross-collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(7)	As of September 30, 2008, the weighted average remaining life of our total outstanding debt is 4.4 years, and the weighted average remaining life of the interest rate swaps is 2.7 years.
(8)	This is an $18 million loan to a consolidated joint venture in which our Operating Partnership owns a two-thirds interest. The loan has a one-year extension option.
(9)	The original maturity date of March 1, 2010 may be extended by one year to March 1, 2011, subject to certain conditions.
(10)	This credit facility is secured by nine properties and has two one-year extension options available.
(11)	The original maturity date of October 30, 2009 may be extended by two years to October 30, 2011, subject to certain conditions.
(12)
This revolver bears interest at either LIBOR +0.70% or Fed Funds +0.95% at our election.  If the amount outstanding exceeds $262.5 million, the credit facility bears interest at either LIBOR +0.80% or Fed Funds +1.05% at our election.

(13)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at September 30, 2008 were as follows:

Twelve months ending September 30:
2009	$	─
2010		107,175
2011		─
2012		2,688,080
2013		365,000
Thereafter		551,920
Total future principal payments		$3,712,175

Senior Secured Revolving Credit Facility
We have a $370 million revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC.  It bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less and at either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points if the amount outstanding is greater than $262.5 million.  Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by an additional $130 million to $500 million under specified circumstances.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires during the fourth quarter of 2009, with two one-year extensions at our option.

8. Interest Rate Contracts

As of September 30, 2008, approximately 97% or $3.6 billion of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements.  These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.  The change in fair value of these cash flow hedges was recorded as an unrealized gain (loss) during each of the respective reporting periods shown in the following table.  Such unrealized gains (losses) were recorded to accumulated other comprehensive income in our consolidated balance sheets.  An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.  See Note 2 for a discussion about market and credit risk as it relates to our application of FAS 157.

The components of comprehensive income consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(9,696)	$(2,785)	$(21,624)	$(7,318)
Cash flow hedge adjustment	(7,867)	(65,103)	5,118	(34,318)
Comprehensive income	$(17,563)	$(67,888)	$(16,506)	$(41,636)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

We also have additional interest rate swaps that we acquired from our predecessor at the time of our IPO.  Our predecessor had $2.2 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.04% and 5.00%.  Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%, which were intended to largely offset the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps.  The acquired pay-fixed swaps and the new receive-fixed swaps were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate fair value of these swaps decreased $5.5 million and $3.3 million for the three months ended September 30, 2008 and 2007, respectively, and $12.9 million and $9.8 million for the nine months ended September 30, 2008 and 2007, respectively.

9. Stockholders’ Equity and Minority Interests

Minority interests in our operating partnership relate to interests in that partnership which are not owned by us.  Minority interests in our operating partnership amounted to approximately 22% at September 30, 2008.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.  At the end of each reporting period, we calculate the book value of net assets allocable to minority interests, and adjust the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.

Minority interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of September 30, 2008.

Dividends
During the first nine months of 2008 and 2007, we declared quarterly dividends of $0.1875 and $0.175 per share, respectively, which equals an annualized rate of $0.75 and $0.70 per share, respectively.

Equity Conversions and Repurchases
During the first nine months of 2008, investors converted 11.8 million operating partnership units to shares of common stock and we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.  Additionally, during the first nine months of 2008, we issued approximately 31,000 shares of common stock to satisfy the exercise of certain vested employee stock options.

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

During the first quarter of 2008, we granted approximately 2.7 million long-term incentive units and stock options with a total fair market value of $9.9 million.  No additional grants have been made during 2008.  Upon the vesting of equity awards, we recognized non-cash compensation expense of $1.1 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively.  An additional $2.2 million of equity awards vested during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

11. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance.  We believe that the ultimate outcome of these actions will not have a material adverse effect on our financial position and results of operations or cash flows.

Concentration of Credit Risk
Our properties are located in premier submarkets within Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.00 under the recently increased limit that the U.S. Congress has temporarily granted until December 31, 2009.  We have not experienced any losses to date on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 18 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2008, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Future Minimum Lease Payments
We lease portions of the land underlying three of our office properties as more fully described in the notes to consolidated financial statements contained in our 2007 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $809 and $693 for the three months ended September 30, 2008 and 2007, respectively, and $2,400 and $2,397 for the nine months ended September 30, 2008 and 2007, respectively.

The following is a schedule of minimum ground lease payments as of September 30, 2008:

Twelve months ending September 30:
2009	$668
2010	733
2011	733
2012	733
2013	733
Thereafter	3,970
$7,570

Tenant Concentrations
For the nine months ended September 30, 2008 and 2007, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

12. Segment Reporting

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The products for our office segment primarily include rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following table represents operating activity within our reportable segments:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$135,803	$17,433	$153,236	$114,702	$17,759	$132,461
Percentage of total	89%	11%	100%	87%	13%	100%

Rental expenses	$39,915	$4,238	$44,153	$34,086	$4,592	$38,678
Percentage of total	90%	10%	100%	88%	12%	100%

Rental revenues less rental expenses	$95,888	$13,195	$109,083	$80,616	$13,167	$93,783
Percentage of total	88%	12%	100%	86%	14%	100%

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$386,791	$52,828	$439,619	$336,561	$52,725	$389,286
Percentage of total	88%	12%	100%	86%	14%	100%

Rental expenses	$109,404	$12,503	$121,907	$100,121	$13,943	$114,064
Percentage of total	90%	10%	100%	88%	12%	100%

Rental revenues less rental expenses	$277,387	$40,325	$317,712	$236,440	$38,782	$275,222
Percentage of total	87%	13%	100%	86%	14%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Rental revenues less rental expenses	$109,083	$93,783	$317,712	$275,222
Other (expense) income	(43)	205	489	659
General and administrative	(5,243)	(5,862)	(16,257)	(16,024)
Interest expense	(52,586)	(41,504)	(145,580)	(118,119)
Depreciation and amortization	(63,611)	(50,629)	(184,218)	(152,244)
Minority interests	2,704	1,222	6,230	3,188
Net loss	$(9,696)	$(2,785)	$(21,624)	$(7,318)

13. Subsequent Events

On October 29, 2008 we contributed six Class "A" office properties to our newly formed institutional fund, Douglas Emmett Fund X, LLC (Fund).  These properties were acquired by us on March 26, 2008.  See Note 3 for a description of the acquisition.  The contribution occurred in connection with the initial closing of $300 million of equity commitments for the Fund.  As part of the contribution of the properties, the $365 million loan secured by the properties has been transferred to the Fund.  See Note 7 for a description of the debt.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2007 Annual Report on Form 10-K.  We have not made any material changes to these policies during the periods covered by this Report.

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

Significant Transactions

Acquisitions and Dispositions.  During the first nine months of 2008, we completed the following transactions (see Note 3 to our consolidated financial statements included in this Report):

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

Financings.  During the first nine months of 2008, we completed the following transactions (see Note 7 to our consolidated financial statements included in this Report):

•
In August 2008, we obtained a $365 million term loan to repay a $380 million bridge loan obtained from an affiliate of the seller in the March 2008 acquisitions described above.  The term loan bears interest at a floating rate equal to one-month LIBOR plus 165 basis points; however, we entered into interest rate swap contracts that effectively fix the interest at 5.515% (based on an actual/360-day basis) until September 4, 2012.  This loan facility matures on August 18, 2013.

•
In March 2008, we obtained a non-recourse $340 million term loan secured by four of our previously unencumbered office properties.  This loan bears interest at a floating rate equal to one-month LIBOR plus 150 basis points, however we entered into interest rate swap contracts that effectively fix the interest rate at 4.77% (based on an actual/360-day basis) until January 2, 2013.  This loan facility matures on April 1, 2015.

•	The joint venture, in which we have a two-thirds interest, obtained an $18 million loan that financed the February 2008 acquisition described above.

Comparison of three months ended September 30, 2008 to three months ended September 30, 2007

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office portfolio revenue increased by $21.1 million, or 18.4%, to $135.8 million for the three months ended September 30, 2008 compared to $114.7 million for the three months ended September 30, 2007.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $18.2 million, or 19.2%, to $112.8 million for the three months ended September 30, 2008 compared to $94.6 million for the three months ended September 30, 2007.  The increase is due to $14.7 million of incremental rent from the eight properties we acquired subsequent to the beginning of the third quarter of 2007, as well as increases in average rental rates for new and renewal leases across our existing office portfolio.

Parking and Other Income.  Total office parking and other income increased by $2.5 million, or 21.0%, to $14.7 million for the three months ended September 30, 2008 compared to $12.1 million for the three months ended September 30, 2007.  The increase is primarily due to incremental revenues of $1.8 million from the eight properties we acquired subsequent to the beginning of the third quarter of 2007, as well as increases in parking rates implemented across the portfolio and increases in ground rent income.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.3 million, or 1.8%, to $17.4 million for the three months ended September 30, 2008, compared to $17.7 million for the three months ended September 30, 2007.  The decrease is primarily due to $1.0 million in amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO and formation that were fully amortized during the second quarter of 2008, thus causing a decline when comparing the third quarter of 2007 to 2008.  This decrease was partially offset by an increase of $0.6 million resulting from increased occupancy and an increase in rents charged to both new and existing tenants, including increases for select Santa Monica multifamily units.  These units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  Therefore, a portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since October 1, 2007.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $5.8 million, or 17.1%, to $39.9 million for the three months ended September 30, 2008, compared to $34.1 million for the three months ended September 30, 2007.  The increase was due primarily to $6.4 million of incremental operating expenses from the eight properties we acquired subsequent to the beginning of the third quarter of 2007, slightly offset by lower expenses at our existing portfolio.

Depreciation and Amortization.  Depreciation and amortization expense increased $13.0 million, or 25.6%, to $63.6 million for the three months ended September 30, 2008, compared to $50.6 million for the three months ended September 30, 2007.  The increase is primarily due to incremental depreciation and amortization of $8.6 million from the eight properties we acquired subsequent to the beginning of the third quarter of 2007, as well as the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO and incorporation transactions.

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $11.1 million, or 26.7%, to $52.6 million for the three months ended September 30, 2008, compared to $41.5 million for the three months ended September 30, 2007.  The increase for the comparable periods was primarily due to an increase in additional borrowings during 2008 to fund property acquisitions and for general corporate purposes.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

Revenues

Total Office Revenue.  For the reasons described below, total office portfolio revenue increased by $50.2 million, or 14.9%, to $386.8 million for the nine months ended September 30, 2008 compared to $336.6 million for the nine months ended September 30, 2007.

Rental Revenue.  Total office rental revenue increased by $43.9 million, or 15.7%, to $323.0 million for the nine months ended September 30, 2008 compared to $279.1 million for the nine months ended September 30, 2007.  Rent increased due to $32.4 million of incremental rent from the nine properties we acquired subsequent to the beginning of the first quarter of 2007, as well as increases in average rental rates for new and renewal leases across our existing office portfolio.

Tenant Recoveries.  Total office tenant recoveries decreased by $0.6 million, or 2.7%, to $22.5 million for the nine months ended September 30, 2008 compared to $23.1 million for the nine months ended September 30, 2007.  This is due in part to a reduction in the accrual of property tax expense during the third quarter of 2007.  This reduction was partially offset by a $2.6 million increase in incremental recoverable operating expenses from the nine properties we acquired subsequent to the beginning of the first quarter of 2007.

Parking and Other Income.  Total office parking and other income increased by $6.9 million, or 20.1%, to $41.3 million for the nine months ended September 30, 2008 compared to $34.3 million for the nine months ended September 30, 2007.  The increase is primarily due to incremental revenues of $3.8 million from the nine properties we acquired subsequent to the beginning of the first quarter of 2007, as well as increases in parking rates implemented across the portfolio and increases in ground rent income.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $9.3 million, or 9.3%, to $109.4 million for the nine months ended September 30, 2008, compared to $100.1 million for the nine months ended September 30, 2007.  The increase is primarily due to $13.7 million of incremental operating expenses from the nine properties we acquired subsequent to the beginning of the first quarter of 2007. The increase was partially offset by a reduction in the accrual of property tax expense during the third quarter of 2007.

Multifamily Rental Expenses. Total multifamily rental expense decreased by $1.4 million, or 10.3%, to $12.5 million for the nine months ended September 30, 2008, compared to $13.9 million for the nine months ended September 30, 2007.  This is primarily due to a reduction in the accrual of property tax expense during the third quarter of 2007.

Depreciation and Amortization.  Depreciation and amortization expense increased $32.0 million, or 21.0%, to $184.2 million for the nine months ended September 30, 2008, compared to $152.2 million for the nine months ended September 30, 2007.  The increase is primarily due to $18.7 million of incremental depreciation and amortization from the nine properties we acquired subsequent to the beginning of the first quarter of 2007, as well as the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO and formation transactions,

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $27.5 million, or 23.2%, to $145.6 million for the nine months ended September 30, 2008, compared to $118.1 million for the nine months ended September 30, 2007.  The increase for the comparable periods was primarily due to an increase in outstanding borrowings during 2008 to fund property acquisitions and for general corporate purposes.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

On October 29, 2008, we completed the initial closing of $300 million of equity commitments for our newly formed institutional fund, Douglas Emmett Fund X, LLC, of which we have committed $150 million.  Upon its final closing, the Fund is expected to range from $500 million to $1 billion in equity commitments.  With limited exceptions, the Fund will be our exclusive investment vehicle, and will follow our identical investment strategy, focusing primarily on real estate opportunities within the same markets and pursuing the same disciplined underwriting and leverage principles which have governed acquisitions at Douglas Emmett for more than 20 years.  The Fund contemplates an investment period of up to four years followed by a ten-year value creation period.

In connection with the initial closing, we contributed to the Fund the six Class "A" office properties which we acquired on March 26, 2008.  In August, we replaced the original bridge financing on the contributed properties with a non-recourse 5-year term loan in the amount of $365 million.  As part of the contribution of the properties, this loan has been transferred to the Fund.  The loan facility matures on August 18, 2013.  See Note 3 to our consolidated financial statements included in this Report for further description of the acquisition and Note 7 to our consolidated financial statements included in this Report for further description of the debt.

We had total indebtedness of $3.7 billion at September 30, 2008, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.   Please see Note 7 to our consolidated financial statements included in this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  At September 30, 2008, there was approximately $280.8 million available to us under this credit facility.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.  At September 30, 2008, 97% of our debt was effectively fixed at an overall rate of 5.14% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 7 and 8 to our consolidated financial statements included in this Report.

None of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations, which remain at variable rates, are the $370 million revolving credit facility described above, whose maturity can be extended, under certain conditions, by two years to October 30, 2011, and an $18 million secured acquisition loan, whose maturity can be extended, under certain conditions, by one year to March 1, 2011.

At September 30, 2008, our total borrowings under secured loans, excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 50.7% of our total market capitalization of $7.3 billion.  Total market capitalization includes our portion of the consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at September 30, 2008 on the New York Stock Exchange of $23.07 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility.  However, recent economic events have led to tighter and more uncertain credit markets.  As a result, although we have been successful in financings during 2008, disruptions in the credit markets could impact the availability of credit in the future or could impact the rates of any borrowings we do obtain.  At September 30, 2008, we had approximately $89.2 million of principal payments under our senior secured revolving credit facility maturing by the end of 2009. This credit facility contains two renewal options of one year each.  Subsequent to the end of the quarter, as mentioned above, we completed the initial closing of the Fund and a portion of that capital was used to reimburse us for a portion of the value of the properties contributed.  We used this cash to repay amounts outstanding on our revolving credit facility, reducing the amount outstanding on that facility to approximately $40 million just prior to filing this Quarterly Report on Form 10-Q.  We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We will seek to satisfy these needs through cash flow from the Fund, as well as from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through the use of our revolving credit facility or other short-term acquisition lines of credit, which we subsequently repay with long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

Contractual Obligations

During the third quarter of 2008, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements.

Cash Flows

Net cash provided by operating activities increased $12.5 million to $136.8 million for the nine months ended September 30, 2008, compared to $124.3 million for the nine months ended September 30, 2007.  The increase reflects higher net cash flow from existing properties that generated improved results, as well as incremental cash flow from acquired properties.

Net cash used in investing activities increased $584.2 million to $656.8 million for the nine months ended September 30, 2008 compared to $72.6 million for the nine months ended September 30, 2007.  The increase was primarily due to a higher level of spending on property acquisitions in the 2008 period compared to the 2007 period.  See Note 3 to our consolidated financial statements included in this Report.

Net cash provided by financing activities totaled $516.3 million for the nine months ended September 30, 2008 compared to net cash used in financing activities totaling $54.2 million for the nine months ended September 30, 2007.  The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2008, as described in Note 3 to our consolidated financial statements included in this Report, as compared to the use of funds primarily for equity repurchases in 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2008, 97%, or $3.6 billion of our debt was hedged with derivative instruments.  By using derivative instruments to hedge exposure to changes in interest rates, we expose ourselves to credit risk and the potential inability of our counterparties to perform under the terms of the agreements.  We attempt to minimize this credit risk by contracting with high-quality bank financial counterparties.

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

As of September 30, 2008, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our principal executive officer and our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors included in Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)                 Additional Disclosures.  None.

(b)                 Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2008.  Please see the discussion of our procedures in our most recent proxy statement.

Item 6.  Exhibits

Exhibit Number	Description

10.1	$365,000,000 Loan Agreement dated as of August 18, 2008 among Douglas Emmett 2008, LLC, the lenders party thereto and EuroHypo AG.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

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

DOUGLAS EMMETT, INC.
Date: November 6, 2008	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer