Form 10-K
period 2008-12-31
Douglas Emmett Inc
filed 2009-02-25
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Commission file number:  1-33106

(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, 2nd Floor
Santa Monica, California 90401
(310) 255-7700
(Address, including Zip Code and Telephone Number, including Area Code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ x ] or No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes [ ] or No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ x ] Accelerated Filer [ ] Non-Accelerated Filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] or No [ x ]

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2008, was $2.4 billion.

The registrant had 121,976,841 shares of its common stock, $0.01 par value, outstanding as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2009 (“Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K (this “Report”).  The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

DOUGLAS EMMETT, INC.
FORM 10-K TABLE OF CONTENTS

SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Forward Looking Statements.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), as amended.  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional fund; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended(the Internal Revenue Code); possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate; zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” of this Report.

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

PART I.
Item 1.  Business
Overview

           Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT) and one of the largest owners and operators of high-quality office and multifamily properties located in premier submarkets in California and Hawaii. Our properties, which include approximately 13.3 million square feet of Class A office space and 2,868 apartment units, are concentrated in ten submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills, Burbank and Honolulu.  We focus on owning and acquiring a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. We maintain a web site at www.douglasemmett.com.

We believe that we distinguish ourselves from other owners and operators of office and multifamily properties through the following competitive strengths and strategies:

●
Concentration of High Quality Office Assets and Multifamily Portfolio in Premier Submarkets.  We own and operate office and multifamily properties within submarkets that are supply constrained, have high barriers to entry, offer key lifestyle amenities, are close to high-end executive housing, and typically exhibit strong economic characteristics such as population and job growth and a diverse economic base.

●
Disciplined Strategy of Developing Substantial Market Share.  Our significant market presence can provide us with extensive local transactional market information, enable us to leverage our pricing power in lease and vendor negotiations, and enhance our ability to identify and seize emerging investment opportunities.

●	Diverse Tenant Base. Our markets attract a diverse base of office tenants that operate a variety of legal, medical, financial and other professional businesses.

●
Proactive Asset and Property Management.  With few exceptions, we provide our own, fully integrated property management and leasing for our office and multifamily properties and our own tenant improvement construction services for our office properties.  Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration.  Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants.

●
Office and Multifamily Acquisition Strategy.  We intend to increase our market share in our existing submarkets of Los Angeles County and Honolulu, and may selectively enter into other submarkets with similar characteristics where we believe we can gain significant market share.

In October 2008, we completed the initial closing of our newly formed institutional fund, Douglas Emmett Fund X, LLC (Fund X).  Fund X is the first fund formed by us since our IPO, when the nine institutional funds previously formed by our predecessor were consolidated with us.  As of the date of its initial closing, Fund X had obtained equity commitments totaling $300 million, of which we committed $150 million and certain of our officers committed $2.25 million on the same terms as the other investors.  Fund X contemplates a fund raising period until July 2009 and an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  For further information, see Note 19 to our consolidated financial statements in Item 8 of this Report.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.  We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war.  Some of our policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving substantial self-insurance portions and significant deductibles and co-payments for such events.  In addition, most of our properties are located in Southern California, an area subject to an increased risk of earthquakes.  While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes.  We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.  In addition, if certain of our properties were destroyed, we might not be able to rebuild them due to current zoning and land use regulations.  In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

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

Taxation of Douglas Emmett, Inc.

We believe that we qualify, and intend to continue to qualify, for taxation as a REIT under the Internal Revenue Code, although we cannot assure that this has or will happen. See Item 1A. Risk Factors of this Report. The following summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

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

The Internal Revenue Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Internal Revenue Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) of which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Internal Revenue Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements.  First, at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income.  Second, at least 95% of our gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and from other dividends, interest and gain from the sale or other disposition of stock or securities.  A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

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

We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Internal Revenue Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test, and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (IRS) of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a QRS). The Internal Revenue Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2008, we owned interests in Douglas Emmett Builders (DEB) and we have elected, jointly with DEB, for DEB to be treated as a taxable REIT subsidiary.  A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Fund X owns its properties through an entity which is intended to also qualify as a REIT, and its failure to so qualify could have similar impacts on us.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including for example regulations relating to common areas, fire and safety requirements, various environmental laws, the Americans with Disabilities Act of 1990 (ADA) and rent control laws.  Various environmental laws impose liability for release, disposal or exposure to various hazardous materials, including for example asbestos-containing materials, a substance known to be present in a number of our buildings.  Such laws could impose liability on us even if we neither knew about nor was responsible for the contamination. Under the ADA, we must meet federal requirements related to access and use by disabled persons to the extent that our properties are “public accommodations”.  The costs of our on-going efforts to comply with these laws are substantial.  Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral.

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

For more information about the potential impacts of laws and regulations, see Item 1A Risk Factors of this Report.

Employees

As of December 31, 2008, we employed more than 500 people.  We believe that our relationships with our employees are good.

Corporate Structure

We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors (DERA), our predecessor, and its nine institutional funds.  All of our assets are directly or indirectly held by our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership.  As the sole stockholder of the general partner of our operating partnership, under the partnership agreement of our operating partnership we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Segments

We operate in two business segments: Office Properties and Multifamily Properties.  Information related to our business segments for 2008, 2007 and 2006 is set forth in Note 17 to our consolidated financial statements in Item 8 of this Report.

Principal Executive Offices

Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Santa Monica, California 90401 (telephone 310-255-7700).  We believe that our current facilities are adequate for our present and future operations.

Available Information

We make available free of charge on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the Securities and Exchange Commission (SEC).  None of the information on or hyperlinked from our website is incorporated into this Report.

Item 1A.  Risk Factors
The following section includes the most significant factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors includes many forward-looking statements.  For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Risks Related to Our Properties and Our Business

All of our properties are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies and are susceptible to adverse local regulations and natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio.  Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas.  We are susceptible to adverse developments in the Los Angeles County, Southern California and Honolulu economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods and other events).  In addition, the State of California is also regarded as more litigious and more highly regulated and taxed than many states, which may reduce demand for office space in California.  Any adverse developments in the economy or real estate market in Los Angeles County, Southern California in general, or Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment could adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.  We cannot assure any level of growth in the Los Angeles County, Southern California or Honolulu economies or of our company.

Our operating performance is subject to risks associated with the real estate industry.  Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Certain events may decrease cash available for dividends, as well as the value of our properties.  These events include, but are not limited to:

●	adverse changes in international, national or local economic and demographic conditions, such as the current global economic downturn;

●
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

●	adverse changes in financial conditions of buyers, sellers and tenants of properties;

●	inability to collect rent from tenants;

●	competition from other real estate investors with significant capital, including other real estate operating companies, publicly- traded REITs and institutional investment funds;

●	reductions in the level of demand for commercial space and residential units, and changes in the relative popularity of properties;

●	increases in the supply of office space and multifamily units;

●
fluctuations in interest rates and the availability of credit, such as the pronounced tightening of credit markets that occurred in the fourth quarter of 2008, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

●
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

●	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

●
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the current global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases.  If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.  There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.   As of December 31, 2008, our total consolidated indebtedness was approximately $3.67 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.  In addition, we had approximately $320.7 million remaining for use under our $370 million senior secured revolving credit facility.

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

●	our cash flow may be insufficient to meet our required principal and interest payments;

●
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

●
we may not meet the criteria that would allow us to exercise one or both of the one-year extensions on our existing revolving credit facility, which is scheduled to mature on October 30, 2009, or the availability of borrowings under the facility may be reduced upon extension;

●	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

●	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

●
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

●	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

●	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness.

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

The current global financial crisis may adversely affect our business and performance.  Our operations and performance depend on general economic conditions.  The United States economy has recently experienced a financial downturn, with some financial and economic analysts predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending.

    This downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly in the last several months.  If this continues or worsens, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our institutional fund’s ability to make distributions to its members.

The economic downturn has adversely affected, and is expected to continue to adversely affect, the businesses of many of our tenants.  As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Overall, these factors have resulted in uncertainty in the real estate markets.  As a result, the valuation of real-estate related assets has been volatile and is likely to continue to be volatile in the future.   This volatility in the markets may make it more difficult for us to obtain adequate financing or realize gains on our investments, which could have an adverse effect on our business and results of operations.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.  As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn, such as the current global economic downturn, and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio.  In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property.  If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.  In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance. Our business operations in Southern California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides and fires.  These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations.  Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters.  In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the United States and the pricing thereof.  As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters.  We may discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold, asbestos, riots or war.  In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.  As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

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

Terrorism and other factors affecting demand for our properties could harm our operating results.  The strength and profitability of our business depends on demand for and the value of our properties.  Possible future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war may have a negative impact on our operations, even if they are not directed at our properties.  In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments.  The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire.  In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

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

We may be unable to renew leases or lease vacant space.  As of December 31, 2008, leases representing approximately 13.4% of the square footage of the properties in our office portfolio will expire in 2009, and an additional 6.9% of the square footage of the properties in our office portfolio was available for lease.  In addition, as of December 31, 2008, approximately 0.9% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms.  We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above our existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time.  In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

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

Real estate investments are generally illiquid.  Our real estate investments are relatively difficult to sell quickly.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  Furthermore, certain properties may be adversely affected by the contractual rights, such as rights of first offer.

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

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties. The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements.  Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.  Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements.  There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs.  Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a material adverse effect on our business, financial condition and results of operations.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.  Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing.  Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, such as the City of Los Angeles and Santa Monica, have enacted rent control legislation.  All but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations.  In addition, we have agreed to provide low- and moderate-income housing in many of the units in our Honolulu multifamily portfolio in exchange for certain tax benefits.  We presently expect to continue operating and acquiring properties in areas that either are subject to these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future.  Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.  Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments.  In addition, such low- and moderate-income housing regulations require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flow from our properties subject to such regulations.  Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

We may be unable to complete acquisitions that would grow our business, and even if consummated, we may fail to successfully integrate and operate acquired properties.   Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise.  Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to the following significant risks:

●
we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, publicly-traded REITs and investment funds;

●	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

●	competition from other potential acquirers may significantly increase the purchase price of a desired property;

●
we may be unable to generate sufficient cash from operations, or obtain the necessary debt financing, equity financing, or private equity contributions to consummate an acquisition or, if obtainable, financing may not be on favorable terms;

●	our cash flow may be insufficient to meet our required principal and interest payments;

●	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

●
agreements for the acquisition of office properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

●	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our senior management team from our existing business operations;

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

●
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

We are exposed to risks associated with property development.  We may engage in development and redevelopment activities with respect to certain of our properties.  To the extent that we do so, we will be subject to certain risks, including, without limitation:

●	the availability and pricing of financing on favorable terms or at all;

●	the availability and timely receipt of zoning and other regulatory approvals; and

●	the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages).

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

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.  We may elect to distribute the minimum amount to remain compliant with REIT requirements while retaining excess capital for future operations.  We may use borrowed funds to make distributions.  Our annual distributions may exceed estimated cash available from operations.  While we intend to fund the difference out of excess cash or borrowings under our senior secured revolving credit facility, our inability to make, or election to not make, the expected distributions could result in a decrease in the market price of our common stock.

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

Risks Related to Our Organization and Structure

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of other stockholders.   As a result of the unrealized built-in gain attributable to the contributed property at the time of contribution, some holders of operating partnership units, including our principals, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event.  As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our executive officers will have significant influence over our affairs.   At December 31, 2008, our executive officers owned approximately 8% of our outstanding common stock, or approximately 27% assuming that they convert all of their interests in our operating partnership and exercise all of their options.  As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.  If our executive officers exercises their redemption rights with respect to their operating partnership units and we issue common stock in exchange for those units, our executive officers’ influence over our affairs would increase substantially.

Our growth depends on external sources of capital which are outside of our control.  In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our “real estate investment trust” taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we rely on third-party sources to fund our capital needs.  We may not be able to obtain financing on favorable terms or at all.  Any additional debt we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow and cash dividends; and

●	the market price per share of our common stock.

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

Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us.  Provisions in the partnership agreement for our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control.  These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable.  These provisions include, among others:

●	redemption rights of qualifying parties;

●	transfer restrictions on our operating partnership units;

●	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

●	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

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

●
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

●
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

Under their employment agreements, certain of our executive officers will have the right to terminate their employment and receive severance if there is a change of control.  In connection with our IPO, we entered into employment agreements with Jordan L. Kaplan, Kenneth M. Panzer and William Kamer.  These employment agreements provide that each executive may terminate his employment under certain conditions, including after a change of control, and receive severance based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or out performance grants plus a “gross up” for any excise taxes under Section 280G of the Internal Revenue Code.  In addition, these executive officers would not be restricted from competing with us after their departure.

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

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business.  Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer and William Kamer.  If we lose the services of any member of our executive officers, our business may be significantly impaired.  In addition, many of our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties.  The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.  We currently operate and have operated commencing with our taxable year ended December 31, 2006 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  To qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources; at least 75% of the value of our total assets must be represented by certain real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities; and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.  Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize our REIT status.   In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT  Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

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

Fund X owns its properties through an entity which is intended to also qualify as a REIT, and its failure to so qualify could have similar impacts on us.

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

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.  A REIT’s net income from prohibited transactions is subject to a 100% tax.  In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any property held in inventory primarily for sale to customers in the ordinary course of business.  Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties.

In addition, any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected to treat DEB as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity.  We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order to qualify as a REIT.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation.  However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code.  Certain types of assets generate substantial mismatches between taxable income and available cash.  Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings.  As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements.  Further, amounts distributed will not be available to fund our operations.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties
Our existing portfolio of office properties is located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.  Presented below is an overview of certain information regarding our existing office portfolio as of December 31, 2008:

Office Portfolio (1) by Submarket	Number of Properties	Rentable Square Feet (2)	Percent of Total
West Los Angeles
Brentwood	13	1,390,768	10.4%
Olympic Corridor	5	1,096,079	8.2
Century City	3	915,980	6.9
Santa Monica	8	969,971	7.3
Beverly Hills	6	1,343,094	10.1
Westwood	2	396,807	3.0
San Fernando Valley
Sherman Oaks/Encino	11	3,180,954	23.9
Warner Center/Woodland Hills	3	2,855,864	21.4
Tri-Cities
Burbank	1	420,949	3.1
Honolulu	3	757,636	5.7
Total	55	13,328,102	100.0%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(2)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.  Total consists of 12,242,179 leased square feet, 923,081 available square feet, 76,251 building management use square feet, and 86,591 square feet of BOMA 1996 adjustment on leased space.

The following table presents our office portfolio occupancy and in-place rents as of December 31, 2008:

Office Portfolio (1) by Submarket	Percent Leased (2)	Annualized Rent (3)	Annualized Rent Per Leased Square Foot (4)
West Los Angeles
Brentwood	95.8%	$50,139,136	$38.06
Olympic Corridor	94.6	32,551,780	32.14
Century City	98.2	32,133,272	36.14
Santa Monica (5)	93.2	44,236,506	49.86
Beverly Hills	91.9	46,009,751	38.36
Westwood	94.9	13,611,481	36.59
San Fernando Valley
Sherman Oaks/Encino	93.6	89,929,729	31.07
Warner Center/Woodland Hills	89.0	71,516,533	28.71
Tri-Cities
Burbank	100.0	13,383,871	31.79
Honolulu	89.8	22,706,974	34.05
Total / Weighted Average	93.1%	$416,219,033	$34.26

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(2)	Includes 91,775 square feet with respect to signed leases not yet commenced.
(3)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2008 (excluding 91,775 square feet with respect to signed leases not yet commenced). The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)	Represents annualized rent divided by leased square feet (excluding 91,775 square feet with respect to signed leases not commenced) as set forth in note (2) above for the total.
(5)	Includes $1,287,232 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents our submarket office concentration as of December 31, 2008:

Office Portfolio (1) by Submarket	Douglas Emmett Rentable Square Feet (2)	Submarket Rentable Square Feet (3)	Douglas Emmett Market Share
West Los Angeles
Brentwood	1,390,768	3,356,126	41.4%
Olympic Corridor	1,096,079	3,022,969	36.3
Century City	915,980	10,064,599	9.1
Santa Monica	969,971	8,700,348	11.1
Beverly Hills	1,343,094	7,445,875	18.0
Westwood	396,807	4,408,094	9.0
San Fernando Valley
Sherman Oaks/Encino	3,180,954	5,721,621	55.6
Warner Center/Woodland Hills	2,855,864	7,429,172	38.4
Tri-Cities
Burbank	420,949	5,929,318	7.1
Subtotal/Weighted Average Los Angeles County	12,570,466	56,078,122	22.4
Honolulu	757,636	5,197,904	14.6
Total	13,328,102	61,276,026	21.8%

Source: CB Richard Ellis (other than Douglas Emmett data).

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(2)
Based on BOMA 1996 remeasurement.  Total consists of 12,242,179 leased square feet (includes 91,775 square feet with respect to signed leases not commenced), 923,081 available square feet, 76,251 building management use square feet, and 86,591 square feet of BOMA 1996 adjustment on leased space.

(3)	Represents competitive office space in our nine Los Angeles County submarkets and Honolulu submarket per CB Richard Ellis.

Tenant Diversification
Our office portfolio is currently leased to approximately 2,000 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with greater than 1.0% of portfolio annualized rent in our office portfolio as of December 31, 2008:

Office Portfolio(1) Tenant:	Number of Leases	Number of Properties	Lease Expiration(2)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(3)	Percent of Annualized Rent

Time Warner(4)	4	4	2010-2019	642,845	4.8%	$21,256,817	5.1%
AIG (Sun America Life Insurance)	1	1	2013	182,010	1.4	5,704,276	1.3
The Endeavor Agency, LLC	2	1	2019	113,878	0.9	4,972,648	1.2
Metrocities Mortgage, LLC(5)	2	2	2010-2015	138,040	1.0	4,101,901	1.0
Bank of America(6)	11	8	2009 - 2013	112,925	0.8	4,039,137	1.0
Total (7)	20	16		1,189,698	8.9%	$40,074,779	9.6%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(2)	Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, expirations are shown as a range.
(3)
Represents annualized monthly cash rent under leases commenced as of December 31, 2008.  The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)
Includes a 62,000 square foot lease expiring in June 2010, a 10,000 square foot lease expiring in October 2013, a 150,000 square foot lease expiring in April 2016, and a 421,000 square foot lease expiring in September 2019.

(5)	Includes a 8,000 square foot lease expiring in September 2010 and a 130,000 square foot lease expiring in February 2015.
(6)
Includes a 5,000 square foot lease expiring in September 2009, a 9,000 square foot lease expiring in September 2010, a 7,000 square foot lease expiring in December 2010, two leases totaling 19,000 square feet expiring in January 2011, a 2,000 square foot lease expiring in May 2011, a 16,000 square foot lease expiring in July 2011, a 41,000 square foot lease expiring in January 2012, a 6,000 square foot lease expiring in May 2012, and a 8,000 square foot lease expiring in July 2013.

(7)	Excludes 177,000 square feet occupied by Health Net. Out of total square feet, 126,000 square feet expire in December 2014 and 51,000 square feet expired at the end of December 31, 2008.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our office portfolio based on annualized rent as of December 31, 2008:

Industry	Number of Leases (1)	Annualized Rent as a Percent of Total
Legal	353	15.9%
Financial Services	270	14.7
Entertainment	120	11.3
Real Estate	165	9.1
Health Services	297	9.0
Accounting & Consulting	213	8.4
Insurance	85	7.6
Retail	163	7.0
Technology	70	3.9
Advertising	57	3.3
Public Administration	29	1.8
Educational Services	10	0.7
Other	266	7.3
Total	2,098	100.0%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

Lease Distribution
The following table sets forth information relating to the distribution of leases in our office portfolio, based on rentable square feet leased as of December 31, 2008:

Square Feet Under Lease (1)	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (2)	Square Feet as a Percent of Total	Annualized Rent(3) (4)	Annualized Rent as a Percent of Total

2,500 or less	1,033	49.2%	1,413,098	10.6%	$51,154,968	12.3%
2,501-10,000	783	37.3	3,809,780	28.6	131,241,752	31.5
10,001-20,000	188	9.0	2,637,920	19.8	88,723,238	21.3
20,001-40,000	65	3.1	1,784,910	13.4	60,924,562	14.6
40,001-100,000	22	1.1	1,247,281	9.4	44,736,346	10.8
Greater than 100,000	7	0.3	1,257,415	9.4	39,438,167	9.5
Subtotal	2,098	100.0%	12,150,404	91.2%	$416,219,033	100.0%
Available	-	-	923,081	6.9	-	-
BOMA Adjustment(5)	-	-	86,591	0.6	-	-
Building Management Use	-	-	76,251	0.6	-	-
Signed leases not commenced	-	-	91,775	0.7	-	-
Total	2,098	100.0%	13,328,102	100.0%	$416,219,033	100.0%

(1)
Based on BOMA 1996 remeasurement. Total consists of 12,242,179 leased square feet (includes 91,775 square feet with respect to signed leases not commenced), 923,081 available square feet, 76,251 building management use square feet, and 86,591 square feet of BOMA 1996 adjustment on leased space.

(2)	Average tenant size is approximately 5,800 square feet. Median is approximately 2,500 square feet.
(3)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(4)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2008 (excluding 91,775 square feet with respect to signed leases not yet commenced). The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2008, plus available space, for each of the ten years beginning January 1, 2009 and thereafter in our office portfolio (Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights):

Year of Lease(1) Expiration	Number of Leases Expiring	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent(2) (3)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(4)	Annualized Rent Per Leased Square Foot at Expiration(5)

2009	459	1,779,677	13.4%	$57,697,675	13.9%	$32.42	$32.76
2010	424	1,764,955	13.2	59,400,755	14.3	33.66	34.97
2011	391	1,767,625	13.3	61,155,401	14.7	34.60	37.27
2012	292	1,546,975	11.6	52,106,515	12.5	33.68	37.72
2013	257	1,658,473	12.4	60,385,850	14.5	36.41	42.25
2014	121	962,824	7.2	31,550,518	7.6	32.77	41.14
2015	57	650,171	4.9	21,176,002	5.1	32.57	41.19
2016	30	615,805	4.6	20,131,321	4.8	32.69	39.46
2017	28	321,680	2.4	11,020,923	2.7	34.26	47.59
2018	28	289,460	2.2	13,511,401	3.2	46.68	65.37
2019	6	622,359	4.7	21,371,681	5.1	34.34	44.04
Thereafter	5	170,400	1.3	6,710,991	1.6	39.38	55.15
Available	-	923,081	6.9	-	-	-	-
BOMA Adjustment(6)	-	86,591	0.6	-	-	-	-
Building Management Use	-	76,251	0.6	-	-	-	-
Signed leases not commenced	-	91,775	0.7	-	-	-	-
Total/Weighted Average	2,098	13,328,102	100.0%	$416,219,033	100.0%	$34.26	$39.18

(1)
Based on BOMA 1996 remeasurement. Total consists of 12,242,179 leased square feet (includes 91,775 square feet with respect to signed leases not commenced), 923,081 available square feet, 76,251 building management use square feet, and 86,591 square feet of BOMA 1996 adjustment on leased space.

(2)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(3)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2008 (excluding 91,775 square feet with respect to signed leases not yet commenced). The amount reflects total cash rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)	Represents annualized rent divided by leased square feet.
(5)	Represents annualized rent at expiration divided by leased square feet.
(6)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following table presents an overview of our multifamily portfolio, including occupancy and in-place rents, as of December 31, 2008:

Submarket	Number of Properties	Number of Units	Percent of Total
West Los Angeles
Brentwood	5	950	33%
Santa Monica	2	820	29
Honolulu	2	1,098	38
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent (1)	Monthly Rent Per Leased Unit
West Los Angeles
Brentwood	99.5%	$24,096,283	$2,125
Santa Monica (2)	98.7	20,501,004	2,112
Honolulu	99.0	18,273,968	1,401
Total / Weighted Average	99.1%	$62,871,255	$1,844

(1)	Represents December 2008 multifamily rental income annualized.
(2)	Excludes 10,013 square feet of ancillary retail space, which generates $293,022 of annualized rent as of December 31, 2008.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our office portfolio through December 31, 2008:

	Year Ended December 31,
	2008(1)	2007	2006
Renewals(2)
Number of leases	252	247	252
Square feet	1,075,281	905,306	908,982
Tenant improvement costs per square foot(3) (5)	$4.07	$5.21	$7.28
Leasing commission costs per square foot(3)	7.60	7.39	5.86
Total tenant improvement and leasing commission costs(3)	$11.67	$12.60	$13.14

New leases(4)
Number of leases	172	225	239
Square feet	586,574	890,962	840,994
Tenant improvement costs per square foot(3) (5)	$10.96	$14.38	$16.29
Leasing commission costs per square foot(3)	8.55	9.44	7.45
Total tenant improvement and leasing commission costs(3)	$19.51	$23.82	23.74

Total
Number of leases	424	472	491
Square Feet	1,661,855	1,796,268	1,749,976
Tenant improvement costs per square foot(3) (5)	$6.50	$9.75	$11.61
Leasing commission costs per square foot(3)	7.94	8.41	6.63
Total tenant improvement and leasing commission costs(3)	$14.44	$18.16	$18.24

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

(2)	Includes retained tenants that have relocated or expanded into new space within our portfolio.
(3)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
(4)	Does not include retained tenants that have relocated or expanded into new space within our portfolio.
(5)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our office portfolio through December 31, 2008:

	Office
	Year Ended December 31,
	2008	2007	2006
Recurring capital expenditures	$5,457,340	$5,331,325	$5,812,721
Total square feet(1)	11,810,609	11,666,107	11,554,829
Recurring capital expenditures per square foot	$ 0.46	$ 0.46	$ 0.50

(1)	Excludes square footage attributable to acquired properties with only non-recurring capital expenditures in the respective period.

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2008:

	Multifamily
	Year Ended December 31,
	2008	2007	2006
Recurring capital expenditures	$1,570,154	$1,348,063	$1,950,713
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$ 547	$ 470	$ 680

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

Item 4.  Submission of Matters to a Vote of Security Holders
None.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”.  On February 17, 2009, the reported closing sale price per share of our common stock on the New York Stock Exchange was $8.53.  The following table shows our dividends, and the high and low sales prices for our common stock as reported by the New York Stock Exchange, for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended 2008
Dividend	$0.1875	$0.1875	$0.1875	$0.1875
Common Stock Price
High	23.39	24.81	24.97	22.45
Low	20.28	21.64	20.06	8.26
Fiscal Year Ended 2007
Dividend	$0.175	$0.175	$0.175	$0.175
Common Stock Price
High	29.01	27.15	25.75	27.44
Low	24.99	24.74	22.81	22.61

Holders of Record
We had 22 holders of record of our common stock on February 17, 2009.  Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy
We typically pay dividends to common stockholders quarterly at the discretion of the Board of Directors. Dividend amounts depend on our available cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

Sales of Unregistered Securities
None.

Repurchases of Equity Securities
None.

Performance Graph
The information below shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K , or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on the Common Stock of Douglas Emmett Inc. from October 24, 2006 to December 31, 2008 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 30, 2006 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year).  The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

		Period Ending
Index	10/24/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Douglas Emmett, Inc.	100.00	112.95	106.57	98.85	97.71	59.45
S&P 500	100.00	103.39	110.59	109.07	96.08	68.72
NAREIT Equity	100.00	109.47	103.02	92.29	88.97	57.47

Source: SNL Financial LC

Item 6.  Selected Financial Data
The following table sets forth summary financial and operating data on a historical basis for our “predecessor” prior to our IPO and Douglas Emmett, Inc. subsequent to our IPO.  Our “predecessor” owned 42 office properties, the fee interest in two parcels of land leased to third parties under long-term ground leases and six multifamily properties prior to the IPO/formation transactions.  We have not presented historical financial information for Douglas Emmett, Inc. for periods prior to October 31, 2006 because we believe that a discussion of the results of Douglas Emmett, Inc. would not be meaningful since it was not involved in any significant activity prior to that date.

You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and the other financial statements included elsewhere in this Report.

The summary historical consolidated financial and operating data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited historical consolidated financial statements subsequent to our IPO and those of our predecessor prior to our IPO.

	Douglas Emmett, Inc.			The Predecessor
	Year Ending 12/31/08	Year Ending 12/31/07	10/31/06 to 12/31/06	01/01/06 to 10/30/06	Year Ending 12/31/05	Year Ending 12/31/04
Statement of Operations Data:
Total office revenues	$537,377	$468,569	$77,566	$300,939	$348,566	$286,638
Total multifamily revenues	70,717	71,059	11,374	45,729	45,222	33,793
Total revenues	608,094	539,628	88,940	346,668	393,788	320,431
Operating income (loss)	154,234	141,232	(3,417)	113,784	138,935	106,853
Loss from continuing operations	(27,993)	(13,008)	(20,591)	(16,362)	(16,520)	(56,765)

Per Share Data:
Loss per share -	$(0.23)	$(0.12)	$(0.18)	$(251,723)	$(254,154)	$(870,631)
basic and diluted
Weighted average common
shares outstanding -
basic and diluted	120,725,928	112,645,587	115,005,860	65	65	65
Dividends declared per
common share	$0.75	$0.70	$0.12	$-	$-	$-

	Douglas Emmett, Inc.				The Predecessor
	2008		2007	2006	2005	2004
Balance Sheet Data (as of December 31)
Total assets	$6,760,804		$6,189,968	$6,200,118	$2,904,647	$2,585,697
Secured notes payable	3,692,785		3,105,677	2,789,702	2,223,500	1,982,655

Other Data: Number of properties (as of December 31)	64	(1)	57	55	47	45

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties in Fund X totaling 1.4 million square feet in which we held a 50% interest of the common equity.

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at December 31, 2008 our office portfolio consisted of 55 properties with approximately 13.3 million rentable square feet, and our multifamily portfolio consisted of nine properties with a total of 2,868 units.  As of December 31, 2008, our office portfolio was 93.1% leased, and our multifamily properties were 99.1% leased.  Our office portfolio contributed approximately 86.9% of our annualized rent as of December 31, 2008, while our multifamily portfolio contributed the remaining 13.1%.  As of December 31, 2008, our Los Angeles County office and multifamily portfolio contributed approximately 91.4% of our annualized rent, and our Honolulu, Hawaii office and multifamily portfolio contributed the remaining  8.6%. Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Acquisitions, Dispositions, Repositionings and Financings.
Acquisitions.  During 2008, we completed the following acquisition transactions:

●
In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings, all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  As described below, we have contributed these six properties to Fund X.  See Note 19 to our consolidated financial statements in Item 8 of this Report.

●
In February 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made through a consolidated joint venture with our local partner.  In May 2008, the operations of the athletic club were sold to a third party for a nominal cost.  Simultaneously, the acquirer leased from us the space occupied by the athletic club.  The results of operations and loss on sale of the assets of the athletic club were not material.

●
In December 2008, we acquired the five-sixths that we did not already own of the fee title to the land underlying one of our existing office properties in the Westwood submarket, for a fixed contract price of $7.8 million.  With the completion of this acquisition, we now own 100% of the fee interest and 100% of the leasehold interest.

Repositionings. We generally select a property for repositioning at the time we purchase it.  We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix.  A repositioning can consist of a range of improvements to a property.  A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants.  Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period.  The repositioning process generally occurs over the course of months or even years.  During 2008, we had on-going repositioning efforts on three of our office properties representing 13 buildings and approximately 3.1 million rentable square feet.  Repositioning properties exclude acquisition properties where the plan for improvement is implemented as part of the acquisition.

Financings.  During 2008, we completed the following financing transactions:

●
In October 2008, we completed the initial closing of $300 million of equity commitments for our newly formed institutional fund, Douglas Emmett Fund X, LLC, of which we committed $150 million.  In connection with the initial closing, we contributed to Fund X the six office properties which we acquired in March 2008 as well as the related $365 million loan.  Fund X contemplates a fund raising period until July 2009 and an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  See Note 19 to our consolidated financial statements in Item 8 of this Report.

●
In August 2008, we obtained a non-recourse $365 million term loan secured by the six-property portfolio that we acquired in March 2008 as described above and in Note 3 to our consolidated financial statements in Item 8 of this Report.  This loan bears interest at a floating rate equal to one-month LIBOR plus 165 basis points, however we have entered into interest rate swap contracts that effectively fix the interest at 5.515% (based on an actual/360-day basis) until September 4, 2012.  This loan facility matures on August 18, 2013.  This long-term loan replaces the $380 million bridge loan obtained in March 2008 in connection with the property acquisition.

●
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

●
In February 2008, the joint venture in which we have a two-thirds interest obtained an $18 million loan that financed our February 2008 acquisition described above and in Note 3 to our consolidated financial statements in Item 8 of this Report.  This loan has an interest rate of one-month LIBOR plus 125 basis points and a two-year term with a one-year extension.

Basis of Presentation
For the periods subsequent to October 31, 2006, the financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries including our operating partnership.  Douglas Emmett, Inc. did not have any meaningful operating activity until the consummation of our IPO and the related acquisition of our predecessor and certain other entities in October 2006.  For a detailed description of this transaction and our resulting organization, see Note 1 to our consolidated financial statements included in this Report. The financial statements for the periods prior to October 31, 2006 are the consolidated financial statements of our predecessor. They include the accounts of DERA and certain institutional funds, but do not include the accounts of other entities which were acquired at the time of our IPO. Because the 2006 period reflects significant differences in the ongoing economic impact resulting from our IPO/formation transactions, the results are in many cases not directly comparable to 2007 or 2008 and we urge readers to be even more than usually cautious in using them to predict future results.  As a result of these facts, investors are urged to exercise caution in using these past results as an indicator for our future performance.

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

We recognize gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (FAS) No. 66, Accounting for Sales of Real Estate (FAS 66).  The specific timing of a sale is measured against various criteria in FAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method.  If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method.  If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances.

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

Results of Operations
The comparability of our results of operations between 2008, 2007 and 2006 is affected by our acquisition and repositioning activities in all years presented.  This includes the acquisition of four office properties, three multifamily properties and the fee interest in one parcel of land that we lease to a third-party under a long-term ground lease that we acquired from our non-predecessor entities at the time of our IPO.  This also includes nine office properties, one multifamily property and the remaining fee interest in one parcel of land that we acquired from unaffiliated entities subsequent to our IPO.  As a consequence, our results are not comparable from period to period due to the varying timing of individual property acquisitions, the impact of the IPO/formation transactions and lease up or increased vacancy resulting from repositioning activities.

Our repositioning efforts have also impacted our operating results, and we expect that to continue.  In our office portfolio, our repositioning properties include Warner Center Towers, The Trillium and Bishop Place for all periods presented.  In addition, Harbor Court, Sherman Oaks Galleria and 9601 Wilshire were repositioning properties in 2006.  Our acquisition properties in our office portfolio include Brentwood Court, Brentwood Medical Plaza, Brentwood San Vicente Medical and San Vicente Plaza, which were acquired at the time of our IPO, as well as Century Park West and Cornerstone Plaza, which were acquired in 2007.  During 2008, we acquired the Honolulu Club and a portfolio of six properties as described in Note 3 to the consolidated financial statements in Item 8 of this Report.  As of December 31, 2008, the repositioning and acquisition properties represented 48.9% of our total office portfolio based on rentable square feet.  In addition, during the three years we acquired four properties in our multifamily portfolio: Royal Kunia in March 2006 and Barrington/Kiowa, Barry and Kiowa at the time of our IPO.  As of December 31, 2008, our multifamily acquisitions represented 18.4% of the total units in our multifamily portfolio.  During the periods discussed, we had no multifamily repositioning properties.

As discussed under “Basis of Presentation”, our results of operations for 2006 contain the consolidated results of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership, for the period from October 31, 2006 through December 31, 2006.  The results of operations for the period January 1, 2006 through October 30, 2006 consist of our predecessor, which includes the accounts of DERA and the institutional funds.  In our analysis below, we have combined the results for the year ended December 31, 2006 to compare to our consolidated results for 2007.

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Revenue
Office Revenue
Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  Total office portfolio revenue increased by $68.8 million, or 14.7%, to $537.4 million for 2008 compared to $468.6 million for 2007 for the reasons described below.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $56.6 million, or 15.0%, to $433.5 million for 2008 compared to $376.9 million for 2007.  The increase is due to $45.9 million of incremental rent from the nine properties we acquired subsequent to the beginning of 2007, as well as increases in average rental rates for new and renewal leases across our existing office portfolio.

Parking and Other Income.  Total office parking and other income increased by $10.1 million, or 16.5%, to $71.5 million for 2008 compared to $61.4 million for 2007.  The increase is primarily due to incremental revenues of $6.7 million from the nine properties we acquired subsequent to the beginning of 2007, as well as increases in parking rates implemented across the portfolio and increases in ground rent income.

Multifamily Revenue
Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.3 million, or 0.5%, to $70.7 million for 2008 compared to $71.1 million for 2007.  The decrease is primarily due to $3.1 million in amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO and formation that were fully amortized during the second quarter of 2008, thus causing a decline when comparing 2007 to 2008.  This decrease was partially offset by an increase of $2.2 million resulting from increased occupancy and an increase in rents charged to both new and existing tenants, including increases for select Santa Monica multifamily units.  These units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  Therefore, a portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since January 1, 2007.

Operating Expenses
Office Rental Expenses.  Total office rental expenses increased by $17.5 million, or 11.8%, to $166.1 million for 2008 compared to $148.6 million for 2007.  The increase is primarily due to $21.0 million of incremental operating expenses from the nine properties we acquired subsequent to the beginning of 2007. The increase was offset by a net reduction in various operating expenses in our existing portfolio, consisting primarily of lower property tax accruals offset by higher utility expenses.

Depreciation and Amortization.  Depreciation and amortization expense increased $38.4 million, or 18.3%, to $248.0 million for 2008 compared to $209.6 million for 2007.  The increase was primarily due to incremental depreciation and amortization of $28.0 million from the nine properties we acquired subsequent to the beginning of 2007, as well as the finalization of the purchase price allocation and related lives of real estate assets combined at the time of our IPO/formation transactions.

Non-Operating Income and Expenses

Interest and Other Income.  Interest and other income of $0.7 million in 2007 consisted of interest income earned on the investment of excess cash.  In 2008, interest and other income of $3.6 million consisted primarily of interest income and the allocation of operating results related to our institutional fund, Douglas Emmett Fund X, LLC, as well as miscellaneous income from the temporary operation of the Honolulu Athletic Club during 2008.  See Note 3 and Note 19 to our consolidated financial statements in Item 8 of this Report.

Interest Expense.  Interest expense increased $33.1 million, or 20.6%, to $193.7 million for 2008 compared to $160.6 million for 2007.  The increase for the comparable periods was primarily due to an increase in outstanding borrowings during 2008 to fund property acquisitions, including the six properties acquired in March 2008 that were contributed to Fund X in October 2008, and for general corporate purposes.  See Note 19 to our consolidated financial statements in Item 8 of the Report.

Comparison of year ended December 31, 2007 to year ended December 31, 2006

Revenue
Office Revenue
Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  Total office portfolio revenue increased by $90.1 million, or 23.8%, to $468.6 million for 2007 compared to $378.5 million for 2006 for the reasons described below.

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

Tenant Recoveries.  Total office tenant recoveries increased by $9.6 million, or 46.6%, to $30.3 million for 2007 compared to $20.6 million for 2006 primarily due to incremental recoveries from the four properties acquired in the fourth quarter of 2006, and the two additional properties we acquired in 2007.  The overall increase is also attributable to increases in tenant recoveries at our repositioning properties resulting from increases in occupancy, as well as an increase in recoverable scheduled services, payroll expense and property taxes as described in office rental expenses below.

Parking and Other Income.  Total office parking and other income increased by $18.6 million, or 43.5%, to $61.4 million for 2007 compared to $42.8 million for 2006.  This increase was primarily due to gains in occupancy in our repositioning and acquisition properties and parking rate increases implemented in July 2006 and July 2007 across the portfolio.

Multifamily Revenue
Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $14.0 million, or 24.4%, to $71.1 million for 2007 compared to $57.1 million for 2006, primarily due to the three multifamily property acquisitions in our IPO/formation transactions, as well as Villas at Royal Kunia, which we acquired in March 2006.  In addition, a significant number of our Santa Monica multifamily units were under leases signed prior to a 1999 change in California Law that allows landlords to reset rents to market rates when a tenant moves out.  A portion of the multifamily increase was due to the rollover to market rents of several of these rent-controlled units, or “Pre-1999 Units”, since January 1, 2006.  The remainder of the increase was primarily due to increases in rents charged to other existing and new tenants.  In addition, we recognized approximately $6.4 million of incremental rent related to the amortization of net below-market rents that resulted from the mark to market adjustments to our leases that we recorded in connection with our IPO.

Operating Expenses
Office Rental Expenses.  Total office rental expense increased $17.7 million, or 13.5%, to $148.6 million for 2007 compared to $130.9 for 2006.  Expenses increased due to higher levels of scheduled services, payroll expense and property tax expense, reflecting both additional properties acquired at and after our IPO, as well as higher costs at existing properties between comparative periods.  The increased expense was offset by lower operating expenses in 2007 that resulted from the elimination of fees for property management services, which were provided by Douglas, Emmett and Company (DECO) in 2006 prior to the acquisition and consolidation of DECO in the IPO/formation transactions.

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

Non-Operating Income and Expenses
Gain on Investments in Interest Rate Contracts, Net.  We recognized a net gain of $6.8 million on investments in interest rate contracts in 2006 due to changes in the fair market value of our in-place interest rate swap contracts during the ten-month period of 2006 prior to our IPO/formation transactions.  In conjunction with our IPO, we entered into a series of interest rate swaps that effectively offset any future changes in the fair value of our predecessor’s existing interest rate contracts.  Therefore, no comparable gain or loss was recognized during 2007.

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

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

In October 2008, we completed the initial closing of Fund X.  As of the date of its initial closing, Fund X had obtained equity commitments totaling $300 million, of which we committed $150 million and certain of our officers committed $2.25 million on the same terms as the other investors.  Fund X contemplates a fund raising period until July 2009 and an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  See Note 3 to our consolidated financial statements in Item 8 of this Report for further description of the acquisition and Note 6 to our consolidated financial statements in Item 8 of this Report for further description of the debt.

We had total indebtedness of $3.7 billion at December 31, 2008, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.  Our debt increased $592 million from December 31, 2007 primarily as a result of acquisitions as discussed in Note 3 to our consolidated financial statements in Item 8 of this Report.  See Note 6 to our consolidated financial statements in Item 8 of this Report for further description of the debt.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  At December 31, 2008, there was approximately $320.7 million available to us under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points  The facility is scheduled to mature on October 30, 2009 but has two one-year extensions available to us.  In the current economic environment and credit market, there is a chance that we may not meet the criteria necessary to utilize the extensions, or the availability under the facility may be reduced upon extension.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages of which have been at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements.  At December 31, 2008, 98% of our debt was effectively fixed at an overall rate of 5.14% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 6 and 8 to our consolidated financial statements in Item 8 of this Report.

At December 31, 2008, our total borrowings under secured loans represented 64.3% of our total market capitalization of $5.7 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at December 31, 2008 on the New York Stock Exchange of $13.06 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.  In 2008 we declared an annual dividend of $0.75 per share, paid quarterly following the end of each quarter.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility.  We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  We will seek to satisfy these needs through cash flow from commitments to Fund X, operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through the use of our revolving credit facility or other short term acquisition lines of credit, which we subsequently repay with long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

Commitments
The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2008:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,672,300	$49,300	$18,000	$3,053,080	$551,920
Minimum lease payments	7,426	707	1,466	1,466	3,787
Purchase commitments related to capital expenditures
associated with tenant improvements and
repositioning and other purchase obligations	1,153	1,153	-	-	-
Total	$3,680,879	$51,160	$19,466	$3,054,546	$555,707

(1)
Includes $18 million of debt carried by the Honolulu Club joint venture in which we held a 66.7% interest and $365 million of debt carried by Fund X in which we held a 50% interest of the common equity.

Off-Balance Sheet Arrangements
At December 31, 2008, we did not have any off balance sheet financing arrangements.

Cash Flows
Cash and cash equivalents were $8.7 million and $5.8 million, respectively, at December 31, 2008 and 2007.

Net cash provided by operating activities increased $28.0 million to $182.8 million for 2008 compared to $154.8 million for 2007.  The increase in 2007 reflects higher net cash flow from existing properties that generated improved results, as well as incremental cash flow from acquired properties.

Net cash used in investing activities increased $511.8 million to $684.6 million for 2008 compared to $172.8 million for 2007.  The increase was primarily due to a higher level of spending on property acquisitions in the 2008 period compared to the 2007 period.

Net cash provided by financing activities increased $485.3 million to $504.6 million for 2008 compared to $19.3 million for 2007. The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2008 as compared to the use of funds primarily for equity repurchases in 2007.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
    Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  In conjunction with our IPO, we entered into two new series of interest rate swap and interest rate cap contracts.  The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for cash flow hedge accounting under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended and interpreted.  We only enter into contracts with major financial institutions based on their credit rating and other factors.  For a description of our interest rate contracts, please see Note 8 to our consolidated financial statements contained in this Report.

As of December 31, 2008, approximately 98% (or $3.61 billion) of our total outstanding debt of $3.67 billion, excluding loan premiums, was subject to floating interest rates which were effectively fixed by virtue of interest rate contracts.  The remaining $67.3 million, including $18 million of debt held by a consolidated joint venture in which we own a two-thirds interest, bears interest at a floating rate and was not mitigated by interest rate contracts.  Based on the level of variable rate debt outstanding at December 31, 2008, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $337.

As of December 31, 2007, approximately 94% (or $2.90 billion) of our total outstanding debt of $3.08 billion, excluding loan premiums, was subject to floating interest rates which were effectively fixed by virtue of interest rate contracts.  The remaining $180.5 million bears interest at a floating rate and was not mitigated by interest rate contracts.  Based on the level of variable rate debt outstanding at December 31, 2007, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $900.

We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 8.  Financial Statements and Supplementary Data
All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B.  Other Information
None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

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

Item 11.  Executive Compensation
Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except price per option):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected In column (a))
	(a)
Equity compensation
Plans approved by stockholders	8,057	$21.26	7,088

For a description of our 2006 Omnibus Stock Incentive Plan, please see Note 13 to our consolidated financial statements included in this Report.  We did not have any other equity compensation plans as of December 31, 2008.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 14.  Principal Accountant Fees and Services
Information regarding accounting fees and disclosures is incorporated by reference to the information set forth under the caption “Fees Paid to Independent Auditors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule
Page No.
Index to Financial Statements.
1.	The following financial statements of the Company and the Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
	Report of Management on Internal Control Over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007,  for the period from October 31, 2006 through December 31, 2006, and for the period from January 1, 2006 through October 30, 2006 (Predecessor)
F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007,  for the period from October 31, 2006 through December 31, 2006, and for the period from January 1, 2006 through October 30, 2006 (Predecessor)
F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007,  for the period from October 31, 2006 through December 31, 2006, and for the period from January 1, 2006 through October 30, 2006 (Predecessor)
F-7
	Notes to Consolidated Financial Statements	F-8
	Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2008	F-33

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b) Exhibits
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (6)
3.2	Amended and Restated Bylaws of Douglas Emmett, Inc. (6)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(2)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(4)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (4)
10.2	Amended and Restated Discount MBS Multifamily Note for $153,630,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
10.3	Amended and Restated Discount MBS Multifamily Note for $46,400,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
10.4	Amended and Restated Discount MBS Multifamily Note for $43,440,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
10.5	Amended and Restated Discount MBS Multifamily Note for $144,610,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
10.6	Discount MBS Multifamily Note for $111,920,000 between Fannie Mae and DEG Residential, LLC, dated June 1, 2007. (7)
10.7	Form of Registration Rights Agreement among Douglas Emmett, Inc. and the persons named therein. (1)
10.8	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (3)
10.9	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (8) +
10.10	Form of Stock Option Agreement. (3)
10.11	Form of LTIP Unit Award Agreement. (4) +
10.12	$170,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1993, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.13	$260,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1995, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.14	$215,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1996, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.15
$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)

10.16	$150,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1998, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)

10.17	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2000, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.18	$110,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (3)
10.19
Joinder and Supplement Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, and DEG, LLC, made with reference to the Loan Agreement dated as of August 25, 2005 by and among Douglas Emmett 2002, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (3)

10.20	Form of LTIP Unit Designation. (4)
10.21
Form of Credit Agreement among Douglas Emmett 2006, LLC, Bank of America, N.A., Banc of America Securities, LLC, Bank of Montreal, Bayerische Landesbank, Wachovia Bank, N.A. and the other lenders party thereto. (4)

10.22	Form of Modification Agreement among Douglas Emmett 1993, LLC, Brentwood Plaza, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.23	Form of Modification Agreement among Douglas Emmett 1995, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.24	Form of Modification Agreement among Douglas Emmett 1996, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.25	Form of Modification Agreement among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.26	Form of Modification Agreement among Douglas Emmett 1998, LLC, Brentwood Court, Brentwood-San Vicente Medical, Ltd., the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.27	Form of Modification Agreement among Douglas Emmett 2000, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.28	Form of Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza, Owensmouth/Warner, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)
10.29
Form of Joinder and Supplement Agreement among Douglas Emmett 1993, LLC and Brentwood Plaza made with reference to the Modification Agreement among Douglas Emmett 1993, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.30
Form of Joinder and Supplement Agreement among Douglas Emmett 1998, LLC, Brentwood Court and Brentwood-San Vicente Medical, Ltd. made with reference to the Modification Agreement among Douglas Emmett 1998, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.31
Form of Joinder and Supplement Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza and Owensmouth/Warner, LLC made with reference to the Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, the lenders party thereto and Eurohypo AG, New York Branch. (4)

10.32	Adjustable Rate Multifamily Note for $7,750,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.33	Adjustable Rate Multifamily Note for $7,150,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.34	Adjustable Rate Multifamily Note for $3,100,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (7)
10.35
Second Amendment to Credit Agreement and Reaffirmation of Loan Documents Entered into as of August 31, 2007, by and among Douglas Emmett 2006, LLC; Bank Of America, N.A.; BMO Capital Markets Financing, Inc.; Bayerische Landesbank; ING Real Estate Finance (USA) LLC; and Bank Of America, N.A. (12)

10.36	$18,000,000 Loan Agreement dated as of February 12, 2008 among DEG III, LLC and Wells Fargo Bank, National Association. (9)
10.37
$340,000,000 Loan Agreement dated as of March 18, 2008 among Douglas Emmett 2007, LLC; Douglas Emmett Realty Fund 2002; Douglas Emmett 1995, LLC; the lenders party thereto, EuroHypo AG and ING Real Estate (USA), LLC. (9)

10.38	$380,000,000 Loan Agreement dated as of March 26, 2008 among Douglas Emmett 2008, LLC; the lenders party thereto and General Electric Capital Corporation. (9)
10.39	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (10) +
10.40	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (10) +
10.41	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. (10) +
10.42	$365,000,000 Loan Agreement dated as of August 18, 2008 among Douglas Emmett 2008, LLC, the lenders party thereto and EuroHypo AG. (11)
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Previously filed with the Form S-11 filed by the Registrant on June 16, 2006 and incorporated herein by this reference.
(2)	Previously filed with Amendment No. 1 to the Form S-11 filed by the Registrant on August 4, 2006 and incorporated herein by this reference.
(3)	Previously filed with Amendment No. 2 to the Form S-11 filed by the Registrant on September 20, 2006 and incorporated herein by this reference.
(4)	Previously filed with Amendment No. 3 to the Form S-11 filed by the Registrant on October 3, 2006 and incorporated herein by this reference.
(5)
In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(6)	Previously filed with Amendment No. 6 to the Form S-11 filed by the Registrant on October 19, 2006.
(7)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed by the Registrant on August 10, 2007 and incorporated herein by this reference.
(8)	Previously filed with the Form S-8 filed by the Registrant on December 21, 2007 and incorporated herein by this reference.
(9)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by the Registrant on May 8, 2008 and incorporated herein by this reference.
(10)
Copy originally filed with Amendment No. 3 to the Form S-11 filed by the Registrant on October 3, 2006; re-filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 7, 2008 to include conformed signatures.

(11)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed by the Registrant on November 6, 2008 and incorporated herein by this reference.
(12)	Previously filed with the Annual Report on Form 10-K for the fiscal year eneded Deember 31, 2007 filed by Registrant on February 22, 2008 and incorporated herein by this reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated: February 25, 2009	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM KAMER
William Kamer	Chief Financial Officer (Principal Financial Officer)

/s/ GREGORY R. HAMBLY
Gregory R. Hambly	Chief Accounting Officer (Principal Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	Chief Operating Officer and Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ VICTOR J. COLEMAN
Victor J. Coleman	Director

/s/ GHEBRE SELASSIE MEHRETEAB
Ghebre Selassie Mehreteab	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ DR. ANDREA L. RICH
Dr. Andrea L. Rich	Director

/s/ WILLIAM WILSON III
William Wilson III	Director
Each of the above signatures is affixed as of February 25, 2009.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ WILLIAM KAMER
William Kamer Chief Financial Officer

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 and for the period from October 31, 2006 through December 31, 2006, and of Douglas Emmett Realty Advisors, Inc. and subsidiaries (the “predecessor”), as defined in Note 1, for the period from January 1, 2006 through October 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31 2008, and 2007 and for the period from October 31, 2006 through December 31, 2006, and the consolidated results of the predecessor’s operations and cash flows for the period from January 1, 2006 through October 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 24, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the  consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period from October 31, 2006 to December 31, 2006, and of Douglas Emmett Realty Advisors, Inc. and subsidiaries for the period from January 1, 2006 to October 30, 2006, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 24, 2009

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Investment in real estate
Land	$900,213	$825,560
Buildings and improvements	5,528,567	4,978,124
Tenant improvements and lease intangibles	552,536	460,486
	6,981,316	6,264,170
Less: accumulated depreciation	(490,125)	(242,114)
Net investment in real estate	6,491,191	6,022,056
Cash and cash equivalents	8,655	5,843
Tenant receivables, net	2,197	955
Deferred rent receivables, net	33,039	20,805
Interest rate contracts	176,255	84,600
Acquired lease intangible assets, net	18,163	24,313
Other assets	31,304	31,396
Total assets	$6,760,804	$6,189,968

Liabilities
Secured notes payables, including loan premium	3,692,785	3,105,677
Accounts payable and accrued expenses	69,215	62,704
Security deposits	35,890	31,309
Acquired lease intangible liabilities, net	195,036	218,371
Interest rate contracts	407,492	129,083
Dividends payable	22,856	19,221
Other liabilities	57,316	-
Total liabilities	4,480,590	3,566,365

Minority interests	505,025	793,764

Stockholders' Equity
Common stock, $0.01 par value 750,000,000 authorized, 121,897,388 and
109,833,903 outstanding at December 31, 2008 and 2007, respectively	1,219	1,098
Additional paid-in capital	2,284,429	2,019,716
Accumulated other comprehensive income	(274,111)	(101,163)
Accumulated deficit	(236,348)	(89,812)
Total stockholders' equity	1,775,189	1,829,839

Total liabilities and stockholders' equity	$6,760,804	$6,189,968

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Douglas Emmett, Inc.			The Predecessor
	Year Ending December 31, 2008	Year Ending December 31, 2007	October 31, 2006 to December 31, 2006	January 1, 2006 to October 30, 2006
Revenues
Office rental
Rental revenues	$433,487	$376,921	$62,384	$252,694
Tenant revenues	32,392	30,269	5,436	15,206
Parking and other income	71,498	61,379	9,746	33,039
Total office revenues	537,377	468,569	77,566	300,939

Multifamily rental
Rental revenues	66,510	67,427	10,954	44,241
Parking and other income	4,207	3,632	420	1,488
Total multifamily revenues	70,717	71,059	11,374	45,729

Total revenues	608,094	539,628	88,940	346,668

Operating Expenses
Office expense	166,124	148,582	26,375	104,524
Multifamily expense	17,079	18,735	3,260	15,041
General and administrative	22,646	21,486	30,201	17,863
Depreciation and amortization	248,011	209,593	32,521	95,456
Total operating expenses	453,860	398,396	92,357	232,884

Operating income (loss)	154,234	141,232	(3,417)	113,784

Gain on investments in interest contracts, net	-	-	-	6,795
Interest and other income	3,580	695	87	4,515
Interest expense	(193,727)	(160,616)	(26,213)	(95,938)
Deficit distributions to minority partners, net	-	-	-	(10,642)
(Loss) income before minority interest	(35,913)	(18,689)	(29,543)	18,514

Minority Interests
Minority interests	7,920	5,681	8,952	(18,673)
Preferred minority investor	-	-	-	(16,203)
Net loss	$(27,993)	$(13,008)	$(20,591)	$(16,362)

Net loss per common share - basic and diluted	$(0.23)	$(0.12)	$(0.18)	$(251,723)

Dividends declared per common share	$0.75	$0.70	$0.12	$-

Weighted average shares of common stock outstanding
- basic and diluted	120,725,928	112,645,587	115,005,860	65

See notes to consolidated financial statements

Douglas Emmett, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Douglas Emmett, Inc.			The Predecessor
	Year Ending December 31, 2008	Year Ending December 31, 2007	October 31, 2006 to December 31, 2006	January 1, 2006 to October 30, 2006
Shares of Common Stock
Balance at beginning of period	109,833,903	115,005,860	65	65
Exchange of predecessor common stock for common stock of the company	-	-	(65)	-
Repurchase of common stock	-	(5,171,957)	-	-
Conversion of operating partnership units to common stock	12,032,532	-	-	-
Issuance of common stock	30,953	-	115,005,860	-
Balance at end of period	121,897,388	109,833,903	115,005,860	65
Common Stock
Balance at beginning of period	$1,098	$1,150	$-	$-
Repurchase of common stock	-	(52)	-	-
Conversion of operating partnership units to common stock	120	-	-	-
Issuance of common stock	1	-	1,150	-
Balance at end of period	$1,219	$1,098	$1,150	$-
Additional Paid-in Capital
Balance at beginning of period	$2,019,716	$2,144,600	$60,000	$-
Reclassify predecessor deficit to additional paid-in capital	-	-	(129,086)	-
Contributions	-	-	-	60,000
Repurchase of common stock	-	(125,133)	-	-
Conversion of operating partnership units to common stock	261,572	-	-	-
Issuance of common stock	667	-	2,202,040	-
Stock compensation	2,474	249	11,646	-
Balance at end of period	$2,284,429	$2,019,716	$2,144,600	$60,000
Notes Receivable From Stockholders
Balance at beginning of period	$-	$-	$-	$-
Contributions	-	-	-	(60,000)
Receipt of amounts due under notes receivable from stockholders	-	-	-	60,000
Balance at end of period	$-	$-	$-	$-
Accumulated Other Comprehensive Income
Balance at beginning of period	$(101,163)	$415	$-	$-
Cash flow hedge adjustment	(172,948)	(101,578)	415	-
Balance at end of period	$(274,111)	$(101,163)	$415	$-
Accumulated Deficit
Balance at beginning of period	$(89,812)	$(34,392)	$(129,086)	$(97,791)
Reclassify predecessor deficit to additional paid-in capital	-	-	129,086	-
Net loss	(27,993)	(13,008)	(20,591)	(16,362)
Distributions	-	-	-	(14,933)
Minority interests redemption adjustment	(27,377)	36,138	-	-
Dividends	(91,166)	(78,550)	(13,801)	-
Balance at end of period	$(236,348)	$(89,812)	$(34,392)	$(129,086)
Total Stockholders' Equity (Deficit)
Balance at beginning of period	$1,829,839	$2,111,773	$(69,086)	$(97,791)
Net loss	(27,993)	(13,008)	(20,591)	(16,362)
Cash flow hedge adjustment	(172,948)	(101,578)	415	-
Comprehensive income	(200,941)	(114,586)	(20,176)	(16,362)
Issuance of common stock	668	-	2,203,190	-
Repurchase of common stock	-	(125,185)	-	-
Contributions	-	-	-	60,000
Distributions	-	-	-	(14,933)
Dividends	(91,166)	(78,550)	(13,801)	-
Conversion of operating partnership units to common stock	261,692	-	-	-
Minority interests redemption adjustment	(27,377)	36,138	-	-
Stock compensation	2,474	249	11,646	-
Balance at end of period	$1,775,189	$1,829,839	$2,111,773	$(69,086)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Douglas Emmett, Inc.			The Predecessor
	Year Ending December 31, 2008	Year Ending December 31, 2007	October 31, 2006 to December 31, 2006	January 1, 2006 to October 30, 2006
Operating Activities
Net loss	$(27,993)	$(13,008)	$(20,591)	$(16,362)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Minority interests	(7,920)	(5,681)	(8,952)	34,876
Deficit distributions to minority partners	-	-	-	10,642
Non-cash profit allocation to consolidated fund	(431)	-	-	-
Depreciation and amortization	248,011	209,593	32,521	95,456
Net accretion of acquired lease intangibles	(42,905)	(40,563)	(6,871)	(1,561)
Amortization of deferred loan costs	2,083	1,136	168	2,318
Amortization of loan premium	(4,742)	(4,475)	(721)	-
Non-cash market value adjustments on interest rate
contracts	13,805	14,266	2,561	(6,795)
Non-cash amortization of stock-based compensation	4,400	2,178	26,600	-
Change in working capital components
Tenant receivables	(1,242)	3,229	-	1,065
Deferred rent receivables	(12,234)	(17,218)	(3,587)	(6,489)
Accounts payable, accrued expenses and security
deposits	4,586	15,211	19,509	22,227
Other	7,413	(9,863)	(19,642)	(9,752)
Net cash provided by operating activities	182,831	154,805	20,995	125,625

Investing Activities
Capital expenditures, property acquisitions and purchases
of predecessor owners' interests in real estate	(684,623)	(172,804)	(1,935,476)	(165,970)
Net cash used in investing activities	(684,623)	(172,804)	(1,935,476)	(165,970)

Financing Activities
Proceeds from borrowings	1,563,275	404,850	596,000	82,000
Deferred loan costs	(6,810)	(1,767)	(4,524)	(1,253)
Repayment of borrowings	(946,400)	(124,700)	(141,500)	-
Net change in short-term borrowings	(25,025)	40,300	-	-
Contributions by minority interests	58,065	-	-	33,264
Distributions to minority interests	(27,880)	(31,851)	-	(67,292)
Redemption of minority interests	(23,758)	(69,211)	(188,128)	-
Contributions to stockholders	-	-	-	60,000
Distributions to stockholders	-	-	-	(14,933)
Issuance of common stock, net	668	-	1,497,446	-
Repurchase of common stock	-	(125,185)	-	-
Cash dividends	(87,531)	(73,130)	-	-
Net cash provided by financing activities	504,604	19,306	1,759,294	91,786

Increase (decrease) in cash and cash equivalents	2,812	1,307	(155,187)	51,441
Cash and cash equivalents at beginning of period	5,843	4,536	159,723	108,282
Cash and cash equivalents at end of period	$8,655	$5,843	$4,536	$159,723

Supplemental disclosure of cash flow information

Cash paid during the period for interest, net of amounts capitalized	$172,686	$152,746	$23,849	$97,928

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

Our predecessor does not include certain other entities we acquired at the time of our IPO, including Douglas, Emmett and Company (DECO), P.L.E. Builders, Inc., subsequently renamed Douglas Emmett Builders (DEB), and seven California limited partnerships and one California limited liability company, which we refer to collectively as the “single-asset entities.”  DECO provided property management and leasing services to all of the properties acquired in the IPO/formation transactions, and DEB provided construction services in connection with improvements to tenant suites and common areas in the properties.  Each single-asset entity owned, directly or indirectly, one multifamily or office property (or, in one case, a fee interest in land subject to a ground lease).

After the completion of our IPO and the related formation transactions, we are a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, we own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of December 31, 2008, we own a portfolio of 55 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

2. Summary of Significant Accounting Policies

Basis of Presentation
For the periods subsequent to October 30, 2006, the financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership.  The financial statements presented for periods prior to October 31, 2006 are the consolidated financial statements of our predecessor, which include the accounts of DERA and the institutional funds.  Substantially all of our business is conducted through our consolidated operating partnership, in which other investors own a minority interest.  See Note 11.  Our business also includes a consolidated joint venture in which our operating partnership owns a two-thirds interest.  The balances and results of the property owned by this consolidated joint venture are included in our financial statements, with a deduction representing the outside ownership included in minority interests.  Our business also includes the consolidated results of six properties owned by Fund X, with the outside ownership reflected in other liabilities and an adjustment for the allocation of operating results to outside ownership interests in interest and other income.  See Note 19.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Approximately $15.2 million and $1.9 million, for the year ended December 31, 2007 and for the period from October 31, 2006 to December 31, 2006, respectively, of office and multifamily parking revenue has been reclassified to office and multifamily expense to conform to current period presentation in accordance with EITF Issue No. 99-19: Reporting Revenue Gross as a Principal Versus Net as an Agent and EITF Issue No. 01-14:  Income Statement characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Revenues in the unaudited financial information in Note 18 have also reflected the impact of this reclassification.  The change reflects our parking operations on a gross basis based on the terms of our management contract with an outside vendor for parking services.  The change has no impact on previously reported operating income or net income.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information
Statement of Financial Accounting Standards (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate two business segments: the acquisition, redevelopment, ownership and management of office real estate and the acquisition, redevelopment, ownership and management of multifamily real estate.

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

Expenditures for repairs and maintenance are charged to operations as incurred.  Significant improvements and costs incurred in the execution of leases are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations for the period.

The values allocated to land, buildings, site improvements, tenant improvements, leasing costs and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings; 15 years for site improvements; a tenant-portfolio average term, per building, of existing leases for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred for the years ended December 31, 2008, 2007 and 2006.

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

Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. Total lease termination revenue was recorded in the amount of $423 for the year ended December 31, 2008; $332 for the year ended December 31, 2007; $38 for the period of October 31, 2006 to December 31, 2006; and $365 for the period of January 1, 2006 to October 30, 2006.

We recognize gains on sales of real estate pursuant to the provisions of FAS No. 66, Accounting for Sales of Real Estate (FAS 66).  The specific timing of a sale is measured against various criteria in FAS 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method.  If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method.  If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances.

 Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2008 and 2007, we had an allowance for doubtful accounts of $9,740 and $4,136, respectively.

We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. As of December 31, 2008 and 2007, we had a total of approximately $20,660 and $21,794, respectively, of lease security available on existing letters of credit, as well as $35,890 and $31,309, respectively, of lease security available in security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2008 and 2007. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  See Note 8 for the accounting of our (and our predecessor’s) interest rate hedges.

Offering Costs
Underwriting discount and commissions and other offering costs are reflected as a reduction in additional paid–in capital.

Stock-Based Compensation
We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting under FAS No. 123R (revised 2004), Share-Based Payment. The estimated fair value of the stock options and the long-term incentive units is being amortized over their respective vesting periods.

Income Taxes
As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  We believe we have met these tests during 2008 and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

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

Earnings Per Share
Basic earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. See Note 12.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature
In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (FAS 159).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007, which for us meant January 1, 2008.  The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements since the Company has not elected to apply the fair value option for any of its eligible financial instruments or other items.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160).  FAS 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us means January 1, 2009.  We believe that the adoption of this standard will not have a material effect on our financial position and results of operations, other than presentation differences.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161), an amendment of FAS 133, to expand disclosure requirements for an entity's derivative and hedging activities.  Under FAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  In order to meet these requirements, entities shall include quantitative disclosures about derivative fair values and gains/losses on derivative instruments, qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We adopted FAS 161 on January 1, 2009 and do not expect this standard to have a significant impact as this statement only addresses disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

3. Investment in Real Estate

In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  Subsequent to acquiring the properties, we entered into a non-recourse $365 million term loan secured by the six-property portfolio.  In October 2008, we completed the initial closing of equity commitments for our newly formed institutional fund, Douglas Emmett Fund X, LLC (Fund X).  We then contributed these six properties to Fund X in return for a 50% interest in the common equity of Fund X and other consideration.  See Note 6 for a description of the debt and Note 19 for further information on Fund X.

In February 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made through a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan.  See Note 6 for a description of the debt.  In May 2008, the operations of the athletic club were sold to a third party for a nominal cost.  Simultaneously, the acquirer leased from us the space occupied by the athletic club.  The results of operations and loss on sale of the assets of the athletic club were not material.

In December 2008, we acquired the five-sixths that we did not already own of the fee title to the land underlying one of our existing office properties in the Westwood submarket, for a fixed contract price of $7.8 million.  With the completion of this acquisition, we now own 100% of the fee interest and 100% of the leasehold interest.

In October 2007, we acquired an 8-story, Class A office building comprised of approximately 174,000 square feet, located within the Olympic Corridor submarket, for a contract price of $84 million.

In May 2007, we acquired an approximate 50,000 rentable square foot Class A office building located in one of our core Los Angeles submarkets, Century City, for a contract price of $32 million. We obtained the ground leasehold in the property and the option to acquire fee title to the land for a fixed price of $800 in conjunction with the acquisition. We exercised the option and acquired fee title to the land at the end of 2007.

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

The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	2008 Acquisitions	2007 Acquisitions
Investment in real estate:
Land	$74,685	$11,962
Buildings and improvements	528,179	102,449
Tenant improvements and other in-place lease assets	50,978	7,283
Tenant receivables and other assets	2,486	24
Accounts payable, accrued expenses and tenant security deposits	(6,193)	(700)
Acquired lease intangibles	(25,720)	(5,109)
Net acquisition costs	$624,415	$115,909

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Our acquired lease intangibles related to above/below-market leases is summarized as of December 31:

	2008	2007
Above-market tenant leases	$34,227	$32,770
Accumulated amortization	(19,094)	(11,564)
Below-market ground leases	3,198	3,198
Accumulated amortization	(168)	(91)
Acquired lease intangible assets, net	$18,163	$24,313

Below-market tenant leases	288,437	261,260
Accumulated accretion	(106,950)	(57,112)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,651)	(1,977)
Acquired lease intangible liabilities, net	$195,036	$218,371

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income in the amount of $42,308 for the year ended December 31, 2008; $39,011 for the year ended December 31, 2007; $6,536 for the period of October 31, 2006 to December 31, 2006; and $1,009 for the period of January 1, 2006 to October 30, 2006. The weighted-average amortization period for our above and below market tenant leases was approximately 4 years as of December 31, 2008.

The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense in the amount of $597 for the year ended December 31, 2008; $1,552 for the year ended December 31, 2007; $335 for the period of October 31, 2006 to December 31, 2006; and $552 for the period of January 1, 2006 to October 30, 2006.

Following is the estimated net accretion at December 31, 2008 for the next five years:

Year
2009	$36,361
2010	29,148
2011	24,117
2012	19,833
2013	16,635
Thereafter	50,779
Total	$176,873

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Other Assets
Other assets consist of the following at December 31:

	2008	2007
Deferred loan costs, net of accumulated amortization of $3,336 and $1,304 at December 31, 2008 and 2007, respectively	$9,714	$4,987
Deposits in escrow	-	4,000
Restricted cash	2,934	2,848
Prepaid interest	4,360	7,944
Prepaid expenses	3,845	3,095
Interest receivable	5,938	3,229
Other indefinite-lived intangible	1,988	1,988
Other	2,525	3,305
	$31,304	$31,396

We and our predecessor incurred deferred loan cost amortization expense of $2,083 for the year ended December 31, 2008; $1,136 for the year ended December 31, 2007, $168 for the period of October 31, 2006 to December 31, 2006; and $2,318 for the period of January 1, 2006 to October 30, 2006.  The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

We and our predecessor have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income totaled $871 for the year ended December 31, 2008; $1,138 for the year ended December 31, 2007; $133 for the period of October 31, 2006 to December 31, 2006; and $913 for the period of January 1, 2006 to October 30, 2006.

Future minimum base rentals on noncancelable office and ground operating leases at December 31, 2008 are as follows:

2009	$386,361
2010	338,985
2011	287,757
2012	235,887
2013	179,704
Thereafter	459,603
Total future minimum base rentals	$1,888,297

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

6. Secured Notes Payable
In August 2008, we obtained a non-recourse $365 million term loan secured by the six-property portfolio that we acquired in March 2008 as described in Note 3.  This loan bears interest at a floating rate equal to one-month LIBOR plus 165 basis points, however we have entered into interest rate swap contracts that effectively fix the interest at 5.515% (based on an actual/360-day basis) until September 4, 2012.  This loan facility matures on August 18, 2013.  This long-term loan replaces the $380 million bridge loan obtained in March 2008 in connection with the property acquisition.  In October 2008, this loan and the related properties that serve as collateral were contributed to a newly formed institutional fund as described in Note 19.

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

In February 2008, the joint venture which owns the Honolulu Club, in which we have a two-thirds interest, obtained an $18 million loan that financed the February 2008 acquisition described in Note 3.  This loan has an interest rate of one-month LIBOR plus 125 basis points and a two-year term with a one-year extension.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

A summary of our secured notes payable is as follows:

Type of Debt	Maturity Date		December 31, 2008		December 31, 2007	Variable Rate		Effective Annual Interest Rate (1)	Swap Maturity Date
Variable Rate Swapped to Fixed Rate:
Fannie Mae loan I (2)	6/1/2012		$293,000		$293,000	DMBS + 0.60%		4.70%	08/01/11
Fannie Mae loan II (2)	6/1/2012		95,080		95,080	DMBS + 0.60%		5.78	08/01/11
Modified Term Loan I (3)(4)	8/31/2012		2,300,000		2,300,000	LIBOR + 0.85%		5.13	08/01/10-08/01/12
Term Loan II (5)(6)	8/18/2013		365,000		-	LIBOR +1.65%		5.52	09/04/12
Fannie Mae loan III (2)	2/1/2015		36,920		36,920	DMBS + 0.60%		5.78	08/01/11
Fannie Mae loan IV (2)	2/1/2015		75,000		75,000	DMBS + 0.76%		4.86	08/01/11
Term Loan III (7)	4/1/2015		340,000		-	LIBOR +1.50%		4.77	01/02/13
Fannie Mae loan V (2)	2/1/2016		82,000		82,000	LIBOR + 0.62%		5.62	03/01/12
Fannie Mae loan VI (2)	6/1/2017		18,000		18,000	LIBOR + 0.62%		5.82	06/01/12
Subtotal			3,605,000	(8)	2,900,000			5.14%

Variable Rate:
Wells Fargo Loan (9)	3/1/2010	(10)	18,000		-	LIBOR + 1.25%		--	--
$370 Million Senior Secured
Revolving Credit Facility (11)	10/30/2009	(12)	49,300		180,450	LIBOR/Feds Funds+	(13)	--	--
Subtotal			3,672,300		3,080,450
Unamortized Loan Premium (14)			20,485		25,227
Total			$3,692,785		$3,105,677

(1)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line.  The total effective rate on an actual/365-day basis is 5.21% at December 31, 2008.

(2)	Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR.
(3)	Secured by seven separate collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(4)
Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012.  Each of these rates is based on actual/360-day basis.

(5)	Secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(6)	This loan is held by our Fund X, a consolidated entity in which our operating partnership held one-half of the common equity.
(7)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	As of December 31, 2008, the weighted average remaining life of our total outstanding debt is 4.1 years, and the weighted average remaining life of the interest rate swaps is 2.4 years.
(9)	This loan is held by a consolidated entity in which our operating partnership held a two-thirds interest. The loan has a one-year extension option.
(10)	Represents maturity date of March 1, 2010 which we may extend to March 1, 2011.
(11)	This credit facility is secured by nine properties and has two one-year extension options available.
(12)	Represents maturity date of October 30, 2009 which we may extend to October 30, 2011.
(13)
This revolver bears interest at either LIBOR +0.70% or Fed Funds +0.95% at our election.  If the amount outstanding exceeds $262.5 million, the credit facility bears interest at either LIBOR +0.80% or Fed Funds +1.05% at our election.

(14)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at December 31, 2008 are as follows:

Year ending December 31:
2009	$49,300
2010	18,000
2011	-
2012	2,688,080
2013	365,000
Thereafter	551,920
Total future principal	$3,672,300

Senior Secured Revolving Credit Facility
We have a $370 million revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC.  It bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  Our secured revolving credit facility contains an accordion feature that allows us to increase the availability by an additional $130 million to $500 million under specified circumstances.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires during the fourth quarter of 2009, with two one-year extensions at our option.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31:

	2008	2007
Accounts payable	$30,199	$43,449
Accrued interest payable	22,982	13,963
Deferred revenue	16,034	5,292
	$69,215	$62,704

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)
8. Interest Rate Contracts

As of December 31, 2008, approximately 98% or $3.61 billion of our $3.67 billion of outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements.  These derivatives were designated and qualify as highly effective cash flow hedges under FAS 133 and remove the variability from the hedged cash flows.  An unrealized loss of $172.9 million was recorded in accumulated other comprehensive income in our consolidated balance sheet for the year ended December 31, 2008.  An unrealized loss of $101.6 million was recorded in accumulated other comprehensive income in our consolidated balance sheet for the year ended December 31, 2007 and an unrealized gain of $415 was recorded in accumulated other comprehensive income in our consolidated balance sheet for the period October 31, 2006 through December 31, 2006, representing the change in fair value of the cash flow hedges.  An immaterial amount of hedge ineffectiveness has also been recorded in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives designated as hedges under FAS 133 will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income to interest expense, as an increase of $62.2 million to interest expense for the year ended December 31, 2008 and a reduction of $8.8 million to interest expense for the year ended December 31, 2007, respectively.  For derivatives designated as cash flow hedges, we estimate an additional $131.9 million will be reclassified during 2009 from accumulated other comprehensive income to interest expense as an increase to interest expense.

We also have additional interest rate swaps that we acquired from our predecessor at the time of our IPO.  Our predecessor had $2.21 billion notional of pay-fixed interest rate swaps at swap rates ranging between 4.04% and 5.00%.  Concurrent with the completion of our IPO, we executed receive-fixed swaps for the same notional amount at swap rates ranging between 4.96% and 5.00%, which were intended to largely off-set the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps.  The acquired pay-fixed swaps and the new receive-fixed swaps were not designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The fair value of these swaps decreased $14.2 million and $13.2 million for the years ended December 31, 2008 and 2007, respectively, and $2.6 million for the period of October 31, 2006 through December 31, 2006, representing the realization of the pre-IPO fair value of the swaps over their remaining term.  These amounts were recorded in interest expense.  We also recorded $19.2 million and $19.1 million of interest receipts related to swaps not designated as hedges under FAS 133 as a reduction to interest expense for the years ended December 31, 2008 and 2007, respectively, and $3.3 million for period of October 31, 2006 through December 31, 2006.  Prior to our IPO, our predecessor’s existing interest rate swaps were marked to their market value through gain on investments in interest contracts, net, amounting to a net gain of $6.8 million for the period January 1, 2006 through October 30, 2006.

Our predecessor had $450 million of interest caps and $450 million of sold caps.  These derivatives were not designated as hedges under FAS 133.  An immaterial amount related to the changes in fair value of these caps has been recognized in earnings for all periods presented.

9. Deficit Distributions to Minority Partners, Net

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

10. Preferred Minority Investor

Prior to 2006, a minority investor invested $184 million in two of our predecessor’s consolidated subsidiaries. In return, the minority investor received a preferred profit participation of 8.75% per annum on its unreturned capital contribution. The preferred profit participation is reflected in our predecessor’s statement of operations as a component of minority interests for the period of January 1, 2006 to October 30, 2006.  The minority investor’s interest was redeemed in conjunction with our IPO and formation transactions

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

11. Stockholders’ Equity and Minority Interests in Operating Partnership

Minority interests in our operating partnership relate to interests in our operating partnership that are not owned by us, which amounted to approximately 22% at December 31, 2008.  After the completion of our IPO and the formation transactions, these interests are comprised of the continuing investors (including our predecessor principals and our executive officers) who elected to own units in our operating partnership.  In our formation transactions, we acquired certain assets of our predecessor and other entities in exchange for the assumption or discharge of $2.54 billion in indebtedness and preferred equity, the payment of $1.92 billion in cash, and the issuance of 49.1 million common units of our operating partnership and 39.1 million shares of our common stock.  Neither we nor our operating partnership retained any proceeds from the issuance of common stock.

Continuing investors, including our predecessor principals, holding shares of our common stock or units in our operating partnership, as a result of the IPO/formation transactions, have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Shares and Units
A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of our operating partnership. A unit may be redeemed for cash, or exchanged at our election for shares of common stock on a one-for-one basis. We had 121,897,388 shares of common stock and 34,197,712 operating partnership units outstanding as of December 31, 2008.

Dividends
During 2008, we declared four quarterly dividends of $0.1875 per share, which equals an annual rate of $0.75 per share.  During 2007, we declared four quarterly dividends of $0.175 per share, which equals an annual rate of $0.70 per share.

Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.  Our common stock dividends are classified for United States federal income tax purposes as follows (unaudited):

Record Date	Paid Date	Dividend Per Share	Dividend Allocable to 2008	2008 Dividend Ordinary Income %	2008 Dividend Capital Gain %	2008 Return of Capital %
12/31/07	1/15/08	$0.1750	$0.1750	0.0%	0.0%	100.0%
3/31/08	4/15/08	$0.1875	$0.1875	0.0%	0.0%	100.0%
6/30/08	7/15/08	$0.1875	$0.1875	0.0%	0.0%	100.0%
9/30/08	10/15/08	$0.1875	$0.1875	0.0%	0.0%	100.0%
12/31/08	1/15/09	$0.1875	$ -	0.0%	0.0%	0.0%
	Total:	$0.9250	$0.7375	0.0%	0.0%	100.0%

The common stock dividend of $0.1750 paid on January 15, 2008, with a record date of December 31, 2007, is allocated to 2008. The common stock dividend of $0.1875 paid on January 15, 2009, with a record date of December 31, 2008, is allocated to 2009.

Equity Repurchases
During the year ended December 31, 2008, we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  During the year ended December 31, 2007, we repurchased approximately 8.1 million share equivalents in private transactions for a total consideration of approximately $194.4 million. Also during 2007, we repurchased approximately 640,000 share equivalents from an executive officer who is a member of our board of directors for $15 million. We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but do not have any commitments to do so.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

12. Loss per Share

The following is a summary of the elements used in calculating basic and diluted loss per share (in thousands except share and per share amounts):

	Year ended December 31, 2008	Year ended December 31, 2007	For the Period October 31, 2006 through December 31, 2006	For the Period January 1, 2006 through October 30, 2006
Net loss attributable to common shares	$(27,993)	$(13,008)	$(20,591)	$(16,362)
Weighted average common shares
outstanding - basic	120,725,928	112,645,587	115,005,860	65
Potentially dilutive common shares (1)
Stock options	-	-	-	-
Adjusted weighted average common shares
outstanding - diluted	120,725,928	112,645,587	115,005,860	65

Net loss per share - basic and diluted	$(0.23)	$(0.12)	$(0.18)	$(251,723)

(1)
For the years ended December 31, 2008, December 31, 2007 and for the period October 31, 2006 through December 31, 2006, the potentially dilutive shares were not included in the loss per share calculation as their effect is anti-dilutive. No such potentiality dilutive shares existed prior to our IPO.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

13. Stock-Based Compensation

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

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary, and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called long-term incentive plan (LTIP) units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, were valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

At the time of our IPO, we issued 1,044,000 LTIP units and 5,742,221 options to purchase shares of our common stock to key employees.  870,000 of the LTIP units and 5,155,556 of these options were fully vested upon grant, while the remaining LTIP units and options vest one quarter on each of December 31, 2007, 2008, 2009 and 2010.

During 2008, we issued 234,000 LTIP units and 2,483,000 options to purchase shares of our common stock to key employees.  One quarter of the LTIP units and options were fully vested upon grant, while the remaining LTIP units and options vest one third on each of December 31, 2008, 2009 and 2010.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Upon initial election to our board, each of our non-employee directors received an initial one-time grant of 7,500 LTIP units that will vest ratably over a three-year period.  We also granted each of our non-employee directors 3,430, 1,880 and 325 LTIP units as compensation for their services in 2008, 2007 and 2006, respectively, for which compensation expense was recognized in full during the period of service.

Compensation expense for options was recognized on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period.  Compensation expense for LTIP units was recognized using the accelerated recognition method.  Accordingly, we recognized $4.4 million and $2.1 million of non-cash compensation expense for the years ended December 31, 2008 and 2007, respectively, and $26.6 million of non-cash compensation for the period of October 31, 2006 to December 31, 2006 related to these options and LTIP units.  An additional $2.2 million of immediately-vested equity awards were granted during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

We calculated the fair value of the stock options using the Black-Scholes option-pricing model using the following assumptions:

	January 2008 Grant	October 2006 Grant

Dividend yield	5.7%	3.3%
Expected volatility	19.2%	12.0%
Expected life	60 months	52 months
Risk –free interest rate	2.8%	4.5%
Fair value of option on grant date	$1.89	$2.25

The weighted average fair value of the LTIP units granted in 2008, 2007 and at our IPO were $20.36, $26.59 and $17.55 per unit, respectively. We calculated the fair value of the LTIP units granted using the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.  The total fair value of LTIP units vested in 2008, 2007 and 2006 was $3,658, $1,335 and $14,668, respectively.  Total unrecognized compensation cost related to nonvested option and LTIP awards was $5,217 at December 31, 2008.  This expense will be recognized over a weighted-average term of 22 months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value

Outstanding at January 1, 2006	-	$-
Granted	5,742	21.00
Outstanding at December 31, 2006	5,742	21.00	118	$32,099

Forfeited	(44)	21.00
Outstanding at December 31, 2007	5,698	21.00	106	$9,173

Granted	2,483	21.87
Exercised	(31)	21.56
Forfeited	(93)	21.56
Outstanding at December 31, 2008	8,057	21.26	98	$-

Exercisable at December 31, 2008	6,606	21.16	97	$-

LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2006	-	$-
Granted	1,091	17.55
Vested	(872)	16.82
Outstanding at December 31, 2006	219	20.44

Granted	11	26.59
Vested	(66)	20.21
Forfeited	(15)	20.48
Outstanding at December 31, 2007	149	21.00

Granted	254	20.36
Vested	(186)	19.60
Forfeited	(17)	21.02
Outstanding at December 31, 2008	200	21.49

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

Our estimates of the fair value of financial instruments at December 31, 2008 and 2007, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At December 31, 2008, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately $3,578 million, based on a credit-adjusted present value of the principal and interest payments which are at floating rates.  As of December 31, 2007, the estimated fair value of the secured loans was approximately $3,106 million.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value as determined under FAS157, based on the assumptions that market participants would use in pricing the asset or liability.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The table below presents the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Interest Rate Contracts	$─	$176,255	$─	$176,255
Liabilities
Floating Rate Debt	─	3,578	─	3,578
Interest Rate Contracts	─	407,492	─	407,492

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

15. Predecessor Related-Party Transactions

Prior to DECO being acquired by us in the IPO/formation transactions, our predecessor had a number of transactions during 2006 with DECO, which was then owned by the stockholders of DERA:

•
Our predecessor paid $6.4 million in real estate commissions to DECO for the period from January 1, 2006 to October 30, 2006. The commissions paid to DECO were accounted for as leasing costs and were included in our predecessor’s investment in real estate in the consolidated balance sheets for the period prior to our IPO.

•
Our predecessor expensed $8.2 million in property management fees related to management services by DECO for the period from January 1, 2006 to October 30, 2006.  These management fees were based upon percentages, ranging from 1.75% to 4.00%, of the rental cash receipts collected by the properties.

•
Our predecessor contributed its share of discretionary profit-sharing contributions (subject to statutory limitations), totaling $192 for the period from January 1, 2006 to October 30, 2006, for services rendered by employees of DECO.

Our predecessor also contracted with DEB, an operating company owned by the stockholders of DERA and acquired by us in the IPO/formation transactions, to provide building and tenant improvement work.  For such contracting work performed, our predecessor paid DEB $12.1 million for the period from January 1, 2006 to October 30, 2006.  These amounts were included in the cost basis of buildings and tenant improvements in the consolidated balance sheet of our predecessor.

Our predecessor leased approximately 26,785 square feet of office space to DECO and DEB.  The rents from these leases totaled $655 for the period from January 1, 2006 to October 30, 2006.

On March 15, 2006, DERA’s stockholders contributed $60 million to DERA in the form of promissory notes.  As part of the formation transactions related to our IPO, these notes were paid in full.

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250 under the recently increased limit that the U.S. Congress has temporarily granted until December 31, 2009, and to date, we have not experienced any losses on our deposited cash.

Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 23 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2008, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Future Minimum Lease Payments
We lease (and during 2006, our predecessor leased) portions of the land underlying three of our office properties.  For one of the three ground leases, we (and our predecessor) owned a one-sixth interest in the fee title to the land.  At the end of the fourth quarter of 2008, we acquired the remaining five-sixths interest in the fee title to the land.  With the completion of this acquisition, we now own 100% of the fee interest and 100% of the leasehold interest.  During the second quarter of 2007, we obtained a fourth ground leasehold in conjunction with our acquisition of the Century City building described in Note 3.  We acquired fee title to the land subject to this fourth ground lease at the end of 2007.  We and our predecessor expensed ground lease payments in the amount of $3,206 for the year ended December 31, 2008, $3,204 for the year ended December 31, 2007; $281 for the period of October 31, 2006 to December 31, 2006; and $3,082 for the period of January 1, 2006 to October 30, 2006.

The following is a schedule of minimum lease payments on the remaining two ground leases as of December 31, 2008:

2009	$707
2010	733
2011	733
2012	733
2013	733
Thereafter	3,787
$7,426

Tenant Concentrations
For the years ended December 31, 2008, 2007 and 2006, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

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

	Douglas Emmett, Inc.
	Year ended December 31, 2008
	Office	Multifamily	Total
Rental revenues	$537,377	$70,717	$608,094
Percentage of total	88%	12%	100%
Rental expenses	$166,124	$17,079	$183,203
Percentage of total	91%	9%	100%
Rental revenues less rental expenses	$371,253	$53,638	$424,891
Percentage of total	87%	13%	100%

	Douglas Emmett, Inc.
	Year ended December 31, 2007
	Office	Multifamily	Total
Rental revenues	$468,569	$71,059	$539,628
Percentage of total	87%	13%	100%
Rental expenses	$148,582	$18,735	$167,317
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$319,987	$52,324	$372,311
Percentage of total	86%	14%	100%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

	Douglas Emmett, Inc.
	October 31, 2006 to December 31, 2006
	Office	Multifamily	Total
Rental revenues	$77,566	$11,374	$88,940
Percentage of total	87%	13%	100%
Rental expenses	$26,375	$3,260	$29,635
Percentage of total	89%	11%	100%
Rental revenues less rental expenses	$51,191	$8,114	$59,305
Percentage of total	86%	14%	100%

	The Predecessor
	January 1, 2006 to October 30, 2006
	Office	Multifamily	Total
Rental revenues	$300,939	$45,729	$346,668
Percentage of total	87%	13%	100%
Rental expenses	$104,524	$15,041	$119,565
Percentage of total	87%	13%	100%
Rental revenues less rental expenses	$196,415	$30,688	$227,103
Percentage of total	86%	14%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Douglas Emmett, Inc.			The Predecessor
	Year Ending December 31, 2008	Year Ending December 31, 2007	October 31, 2006 to December 31, 2006	January 1, 2006 to October 30, 2006
Rental revenues less rental expenses	$424,891	$372,311	$59,305	$227,103
Interest and other income	3,580	695	87	4,515
Gain on investments in interest rate
contracts, net	-	-	-	6,795
General and administrative expenses	(22,646)	(21,486)	(30,201)	(17,863)
Interest expense	(193,727)	(160,616)	(26,213)	(95,938)
Depreciation and amortization	(248,011)	(209,593)	(32,521)	(95,456)
Deficit distributions to minority
partners	-	-	-	(10,642)
Minority interests	7,920	5,681	8,952	(34,876)
Net loss	$(27,993)	$(13,008)	$(20,591)	$(16,362)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

18. Quarterly Financial Information (unaudited)
The tables below reflect selected quarterly information for the years ended December 31, 2008 and 2007:

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$155,570	$157,653	$155,063	$139,808
Loss before minority interest	(8,059)	(12,400)	(12,213)	(3,241)
Net loss	(6,369)	(9,696)	(9,428)	(2,500)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)	$(0.08)	$(0.02)
Weighted average shares of common stock outstanding - basic and diluted	121,777,360	121,509,098	121,313,515	118,283,579

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$139,058	$136,135	$131,682	$132,753
Loss before minority interest	(8,183)	(4,007)	(1,802)	(4,697)
Net loss	(5,690)	(2,785)	(1,260)	(3,273)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.01)	$(0.03)
Weighted average shares of common stock outstanding - basic and diluted	109,833,903	110,956,113	114,861,872	115,005,860

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

19. Douglas Emmett Fund X, LLC

In October 2008, we completed the initial closing of our new institutional fund, Douglas Emmett Fund X, LLC (Fund X).  Fund X is the first fund formed by us since our IPO, when the nine institutional funds previously formed by our predecessor were consolidated with us.  As of the date of its initial closing, Fund X had obtained equity commitments totaling $300 million, of which we committed $150 million and certain of our officers committed $2.25 million on the same terms as the other investors.

Fund X contemplates a fund raising period until July 2009 and an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.

In connection with the initial closing of Fund X, (i) we contributed to Fund X the portfolio of six Class A office properties totaling approximately 1.4 million square feet located in four of our core Los Angeles submarkets (Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills) which we acquired in March 2008 and (ii) we transferred to Fund X the related 5-year, $365 million term loan.  In exchange, we received an interest in the common equity of Fund X, which represented 50% as of the initial closing based on our pro rata share of our $150 million equity commitment relative to the $300 million total in equity commitments.  Since the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, we received additional cash from Fund X shortly after the initial closing and expect to receive a second cash distribution in late February or early March 2009 that would complete the adjustment of our contribution in Fund X to our required pro rata capital contribution level.

During the life of Fund X, we are entitled to certain additional cash based on committed capital and on any profits which exceed certain specified cash returns to the investors.  Certain of our affiliates (which are wholly-owned by us) are expected to provide property management and other services to Fund X, for which we will be paid fees and/or reimbursed our costs.

Our business includes the results of Fund X, which is currently accounted for on a consolidated basis.  The ownership interest in Fund X that we do not own is reflected in Other Liabilities on our consolidated balance sheet.  An adjustment to our consolidated results of operations relating to that ownership in Fund X is reflected in Interest and Other Income.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2008			Accumulated Depreciation at December 31, 2008
Property Name	Encumbrances at December 31, 2008	Land	Building & Improvements	Improvements	Carrying Costs	Land	Building & Improvements	Total		Year Built / Renovated	Year Aquired
Office Properties
Bundy Olympic	$24,979	$4,201	$11,860	$28,311	$ -	$6,030	$38,342	$44,372	$4,107	1991/1998	1994
The Gateway Building	34,434	2,376	15,302	44,254	-	5,119	56,813	61,932	5,051	1987	1994
Village on Canon	5,785	5,933	11,389	47,785	-	13,303	51,804	65,107	4,253	1989/1995	1994
Brentwood Executive Plaza	25,235	3,255	9,654	32,745	-	5,921	39,733	45,654	4,160	1983/1996	1995
Camden Medical Arts	3,965	3,102	12,221	27,397	-	5,298	37,422	42,720	3,095	1972/1992	1995
Executive Tower	77,100	6,660	32,045	59,074	-	9,471	88,308	97,779	9,296	1989	1995
Palisades Promenade	36,970	5,253	15,547	49,779	-	9,664	60,915	70,579	4,606	1990	1995
Studio Plaza	124,895	9,347	73,358	128,949	-	15,015	196,639	211,654	16,315	1988/2004	1995
First Federal	79,741	9,989	29,187	112,356	-	21,787	129,745	151,532	9,829	1981/2000	1996
Wilshire Brentwood Plaza	61,702	5,013	34,283	71,735	-	8,828	102,203	111,031	8,387	1985	1996
Landmark II	115,372	19,156	109,259	69,049	-	26,139	171,325	197,464	14,601	1989	1997
Olympic Center	27,926	5,473	22,850	29,946	-	8,247	50,022	58,269	4,629	1985/1996	1997
Saltair San Vicente	1,888	5,075	6,946	16,413	-	7,557	20,877	28,434	2,003	1964/1992	1997
Second Street	26,720	4,377	15,277	34,843	-	7,421	47,076	54,497	4,263	1991	1997
Sherman Oaks Galleria	244,080	33,213	17,820	402,201	-	48,328	404,906	453,234	35,980	1981/2002	1997
Tower at Sherman Oaks	4,474	4,712	15,747	34,820	-	8,685	46,594	55,279	4,935	1967/1991	1997
The Verona	2,457	2,574	7,111	13,795	-	5,111	18,369	23,480	1,793	1991	1997
Coral Plaza	20,066	4,028	15,019	18,187	-	5,366	31,868	37,234	2,891	1981	1998
MB Plaza	31,185	4,533	22,024	28,069	-	7,503	47,123	54,626	4,822	1971/1996	1998
Valley Executive Tower	91,892	8,446	67,672	95,645	-	11,737	160,026	171,763	13,188	1984	1998
Valley Office Plaza	40,642	5,731	24,329	43,332	-	8,957	64,435	73,392	5,847	1966/2002	1998
Westside Towers	74,383	8,506	79,532	72,758	-	14,568	146,228	160,796	13,077	1985	1998
100 Wilshire	136,713	12,769	78,447	134,953	-	27,108	199,061	226,169	15,731	1968/2002	1999
11777 San Vicente	25,815	5,032	15,768	28,011	-	6,714	42,097	48,811	3,421	1974/1998	1999
Century Park Plaza	93,107	10,275	70,761	102,365	-	16,153	167,248	183,401	14,104	1972/1987	1999
Encino Terrace	76,683	12,535	59,554	88,748	-	15,533	145,304	160,837	13,321	1986	1999
One Westwood	10,084	10,350	29,784	58,013	-	9,154	88,993	98,147	7,239	1987/2004	1999
Westwood Place	54,190	8,542	44,419	50,476	-	11,448	91,989	103,437	7,806	1987	1999
Brentwood Saltair	2,017	4,468	11,615	10,468	-	4,775	21,776	26,551	2,229	1986	2000
Encino Gateway	54,889	8,475	48,525	49,917	-	15,653	91,264	106,917	8,486	1974/1998	2000
Encino Plaza	33,621	5,293	23,125	42,264	-	6,165	64,517	70,682	6,233	1971/1992	2000
Lincoln Wilshire	21,727	3,833	12,484	20,942	-	7,475	29,784	37,259	2,174	1996	2000
1901 Avenue of the Stars	148,766	18,514	131,752	102,023	-	26,163	226,126	252,289	18,185	1968/2001	2001
Camden/9601 Wilshire	15,066	16,597	54,774	99,142	-	17,658	152,855	170,513	12,745	1962/2004	2001
Columbus Center	11,404	2,096	10,396	8,697	-	2,333	18,856	21,189	2,052	1987	2001
Santa Monica Square	3,564	5,366	18,025	18,878	-	6,863	35,406	42,269	2,916	1983/2004	2001
Warner Center Towers	374,330	43,110	292,147	375,785	-	59,418	651,624	711,042	57,747	1982-1993/2004	2002
Beverly Hills Medical Center	28,361	4,955	27,766	26,640	-	6,435	52,926	59,361	4,436	1964/2004	2004
Bishop Place	86,922	8,317	105,651	52,048	-	8,833	157,183	166,016	13,999	1992	2004
Harbor Court	23,475	51	41,001	20,972	-	-	62,024	62,024	6,827	1994	2004
The Trillium	184,500	20,688	143,263	77,530	-	21,989	219,492	241,481	20,290	1988	2005
Brentwood Court	6,686	2,564	8,872	325	-	2,563	9,198	11,761	897	1984	2006
Brentwood Medical Plaza	23,957	5,934	27,836	965	-	5,933	28,802	34,735	2,861	1975	2006
Brentwood San Vicente Medical	13,690	5,557	16,457	181	-	5,557	16,638	22,195	1,499	1957/1985	2006
San Vicente Plaza	10,722	7,055	12,035	216	-	7,055	12,251	19,306	1,362	1985	2006
Century Park West	22,600	3,717	29,099	392	-	3,669	29,539	33,208	1,613	1971	2007
Cornerstone Plaza	55,800	8,245	80,633	3,170	-	8,263	83,785	92,048	3,580	1986	2007
Honolulu Club	18,000	1,863	16,766	1,631	-	1,863	18,397	20,260	523	1980	2008
15250 Ventura	23,000	5,039	30,194	815	-	5,039	31,009	36,048	1,397	1970	2008
16000 Ventura	39,300	5,539	59,977	1,865	-	5,539	61,842	67,381	2,900	1980	2008
2001 Wilshire	33,500	6,033	43,740	896	-	6,033	44,636	50,669	2,188	1980	2008
8383 Wilshire	117,600	20,987	209,660	4,125	-	20,987	213,785	234,772	8,959	1971	2008
9100 Wilshire	108,000	18,992	152,143	930	-	18,992	153,073	172,065	5,453	1971	2008
Warner Corporate Center	43,600	8,258	66,677	721	-	8,257	67,399	75,656	2,541	1988	2008

Multifamily Properties
Barrington Plaza	153,630	28,568	81,485	142,159	-	58,208	194,004	252,212	14,899	1963/1998	1998
Barrington 555	43,440	6,461	27,639	40,029	-	14,903	59,226	74,129	4,459	1989	1999
Pacific Plaza	46,400	10,091	16,159	72,275	-	27,816	70,709	98,525	4,859	1963/1998	1999
The Shores	144,610	20,809	74,191	195,272	-	60,555	229,717	290,272	15,496	1965-67/2002	1999
Moanalua Hillside	111,920	24,720	85,895	37,355	-	35,294	112,676	147,970	8,020	1968/2004	2005
The Villas at Royal Kunia	82,000	42,887	71,376	13,781	-	35,163	92,881	128,044	7,813	1990/1995	2006
Barrington/Kiowa Apartments	7,750	5,720	10,052	285	-	5,720	10,337	16,057	762	1974	2006
Barry Apartments	7,150	6,426	8,179	269	-	6,426	8,448	14,874	696	1973	2006
Kiowa Apartments	3,100	2,605	3,263	190	-	2,605	3,453	6,058	279	1972	2006

Ground Lease
Owensmouth/Warner	14,720	23,848	-	-	-	23,848	-	23,848	-	N/A	2006

TOTAL	$3,672,300	$634,137	$3,000,017	$3,347,162	$ -	$900,213	$6,081,103	$6,981,316	$490,125

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

		Year ended December 31,
		2008	2007	2006
Real Estate Assets
Balance, beginning of period		6,264,170	6,088,617	3,128,742
Additions	- property acquisitions	653,842	121,694	260,666
	- improvements	63,304	57,300	52,577
Purchase accounting		-	(3,441)	2,646,632
Balance, end of period		6,981,316	6,264,170	6,088,617

Accumulated Depreciation
Balance, beginning of period		(242,114)	(32,521)	(506,258)
Additions	- depreciation	(248,011)	(209,593)	(121,620)
Purchase accounting		-	-	595,357
Balance, end of period		(490,125)	(242,114)	(32,521)