Form 10-Q
period 2009-03-31
Douglas Emmett Inc
filed 2009-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Shares of beneficial interest,	121,299,341 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(unaudited and in thousands, except for share data)

	March 31, 2009	December 31, 2008

Assets
Investment in real estate:
Land	$835,366	$900,213
Buildings and improvements	5,011,643	5,528,567
Tenant improvements and lease intangibles	506,386	552,536
	6,353,395	6,981,316
Less: accumulated depreciation	(522,864)	(490,125)
Net investment in real estate	5,830,531	6,491,191
Cash and cash equivalents	29,827	8,655
Tenant receivables, net	1,189	2,197
Deferred rent receivables, net	33,436	33,039
Interest rate contracts	165,311	176,255
Acquired lease intangible assets, net	15,632	18,163
Investment in unconsolidated real estate fund	100,775	─
Other assets	28,891	31,304
Total assets	$6,205,592	$6,760,804

Liabilities
Secured notes payable, including loan premium	$3,277,256	$3,692,785
Accounts payable and accrued expenses	71,298	69,215
Security deposits	32,500	35,890
Acquired lease intangible liabilities, net	165,649	195,036
Interest rate contracts	359,360	407,492
Dividends payable	12,150	22,856
Other liabilities	─	57,316
Total liabilities	3,918,213	4,480,590

Equity
Douglas Emmett, Inc. stockholders’ equity:
Common stock, $0.01 par value 750,000,000 authorized, 121,499,341 and 121,897,388 outstanding at March 31, 2009 and December 31, 2008, respectively.	1,215	1,219
Additional paid-in capital	2,284,999	2,284,429
Accumulated other comprehensive income	(251,666)	(274,111)
Accumulated deficit	(250,364)	(236,348)
Total Douglas Emmett, Inc. stockholders’ equity	1,784,184	1,775,189
Noncontrolling interests	503,195	505,025
Total equity	2,287,379	2,280,214
Total liabilities and equity	$6,205,592	$6,760,804

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Office rental:
Rental revenues	$108,546	$99,016
Tenant recoveries	7,966	6,009
Parking and other income	17,634	16,576
Total office revenues	134,146	121,601

Multifamily rental:
Rental revenues	16,187	17,224
Parking and other income	1,084	983
Total multifamily revenues	17,271	18,207

Total revenues	151,417	139,808

Operating expenses
Office expense	40,312	35,921
Multifamily expense	4,517	4,300
General and administrative	6,351	5,285
Depreciation and amortization	61,074	56,749
Total operating expenses	112,254	102,255

Operating income	39,163	37,553

Gain on disposition of interest in unconsolidated real estate fund	5,573	─
Interest and other income	2,914	409
Loss, including depreciation, from unconsolidated real estate fund	(678)	─
Interest expense	(49,222)	(41,203)
Net loss	(2,250)	(3,241)
Less: Net loss attributable to noncontrolling interests	383	741
Net loss attributable to common stockholders	$(1,867)	$(2,500)

Net loss attributable to common stockholders per share – basic and diluted	$(0.02)	$(0.02)

Dividends declared per common share	$0.10	$0.1875

Weighted average shares of common stock outstanding – basic and diluted	121,841,789	118,283,579

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(2,250)	$(3,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash profit sharing allocation to consolidated fund	660	─
Loss, including depreciation, from unconsolidated real estate fund	678	─
Depreciation and amortization	61,074	56,749
Net accretion of acquired lease intangibles	(10,101)	(10,198)
Gain on disposition of interest in unconsolidated real estate fund	(5,573)	─
Amortization of deferred loan costs	607	362
Amortization of loan premium	(1,229)	(1,160)
Non-cash market value adjustments on interest rate contracts	4,964	1,800
Non-cash amortization of stock-based compensation	2,489	3,291
Change in working capital components:
Tenant receivables	864	703
Deferred rent receivables	(2,003)	(4,271)
Accounts payable, accrued expenses and security deposits	8,224	3,282
Other	(3,492)	6,726
Net cash provided by operating activities	54,912	54,043

Investing Activities
Capital expenditures and property acquisitions	(11,101)	(627,103)
Deconsolidation of Douglas Emmett Fund X, LLC	(6,625)	─
Net cash used in investing activities	(17,726)	(627,103)

Financing Activities
Proceeds from long-term borrowings	82,640	833,850
Deferred loan costs	(3)	(2,010)
Repayment of borrowings	(106,665)	(205,000)
Net change in short-term borrowings	(25,275)	(4,000)
Contributions by Douglas Emmett Fund X, LLC investors	66,074	─
Contributions by noncontrolling interests	450	100
Distributions to noncontrolling interests	(6,478)	(8,251)
Redemption of noncontrolling interests	─	(23,758)
Repurchase of common stock	(3,901)	─
Cash dividends	(22,856)	(19,221)
Net cash (used in) provided by financing activities	(16,014)	571,710

Increase (decrease) in cash and cash equivalents	21,172	(1,350)
Cash and cash equivalents at beginning of period	8,655	5,843
Cash and cash equivalents at end of period	$29,827	$4,493

Noncash transactions
Investing activity related to contribution of properties
to unconsolidated real estate fund	$476,852	$	─
Financing activity related to contribution of debt and
noncontrolling interest to unconsolidated real estate fund	$(483,477)	$	─

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc., a Maryland corporation incorporated on June 28, 2005, is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and our subsidiaries, we own, manage, lease, acquire and develop real estate.  As of March 31, 2009, we owned a portfolio of 49 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties. All properties are 100% owned except Honolulu Club (78,000 square feet) which is owned by a joint venture in which we own a 66.7% interest. We also own an interest in six additional properties totaling 1.4 million square feet owned by an unconsolidated real estate fund, Douglas Emmett Fund X, LLC (Fund X) in which we own an equity interest.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii.  Our presence in Los Angeles and Honolulu is the result of a consistent and focused strategy of identifying submarkets that are supply constrained, have high barriers to entry and typically exhibit strong economic characteristics such as population and job growth and a diverse economic base.  In our office portfolio, we focus primarily on owning and acquiring a substantial share of top-tier office properties within submarkets located near high-end executive housing and key lifestyle amenities. In our multifamily portfolio, we focus primarily on owning and acquiring select properties at premier locations within these same submarkets.  Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described in Note 2 below, the results of the six properties acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to Fund X in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2008 Annual Report on Form 10-K and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

2. Acquisitions, Dispositions and Other Transfers

We did not make any acquisitions during the quarter ended March 31, 2009.

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

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  Subsequent to acquiring the properties, we entered into a non-recourse $365 million term loan secured by the six-property portfolio.  See Note 7 for a description of the debt.  In October 2008, we completed the initial closing of Fund X.

In connection with the initial closing of Fund X, (i) we contributed to Fund X the portfolio of six Class A office properties that we acquired in March 2008 and (ii) we transferred to Fund X the related 5-year, $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  As the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, the Fund was obligated to distribute cash to us for the excess. We received a partial cash distribution from Fund X in October 2008, shortly after the initial closing.  At the end of February 2009, we received a second cash distribution for the remainder of the excess, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment of $100,775 at March 31, 2009 and recognized a gain of $5,573 on the disposition of the interest in Fund X we did not retain.

The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of each acquisition, and in the case of the properties contributed to Fund X, only until the end of February 2009, when the properties were deconsolidated from our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

3. Segment Reporting

Financial Accounting Standard (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosure about operating segments and related disclosures about products and services, geographic areas and major customers. Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The products for our office segment primarily include rental of office space and other tenant services including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services including parking and storage space rental.

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources.  Therefore, depreciation and amortization expense is not allocated among segments.  Interest and other income, management services, general and administrative expenses, interest expense, depreciation and amortization expense and net derivative gains and losses are not included in rental revenues less rental expenses as our internal reporting addresses these items on a corporate level.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following table represents operating activity within our reportable segments:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$134,146	$17,271	$151,417	$121,601	$18,207	$139,808
Percentage of total	89%	11%	100%	87%	13%	100%

Rental expenses	$40,312	$4,517	$44,829	$35,921	$4,300	$40,221
Percentage of total	90%	10%	100%	89%	11%	100%

Rental revenues less rental expenses	$93,834	$12,754	$106,588	$85,680	$13,907	$99,587
Percentage of total	88%	12%	100%	86%	14%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Three Months Ended March 31,
	2009	2008

Rental revenues less rental expenses	$106,588	$99,587
General and administrative expenses	(6,351)	(5,285)
Depreciation and amortization	(61,074)	(56,749)
Gain on disposition of interest in unconsolidated real estate fund	5,573	─
Interest and other income	2,914	409
Loss, including depreciation, from unconsolidated real estate fund	(678)	─
Interest expense	(49,222)	(41,203)
Net loss	(2,250)	(3,241)
Less: Net loss attributable to noncontrolling interests	383	741
Net loss attributable to common stockholders	$(1,867)	$(2,500)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following at:

	March 31,	December 31,
	2009	2008
Deferred loan costs, net of accumulated amortization of $3,578 and
$3,336 at March 31, 2009 and December 31, 2008, respectively	$5,787	$9,714
Restricted cash	2,937	2,934
Prepaid interest	3,916	4,360
Prepaid expenses	2,820	3,845
Interest receivable	9,120	5,938
Other indefinite-lived intangible	1,988	1,988
Other	2,323	2,525
	$28,891	$31,304

We incurred deferred loan cost amortization expense of $607 and $362 for the three months ended March 31, 2009 and 2008, respectively.  The deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31,	December 31,
	2009	2008
Accounts payable	$30,799	$30,199
Accrued interest payable	26,165	22,982
Deferred revenue	14,334	16,034
	$71,298	$69,215

6. Acquired Lease Intangibles

Our acquired lease intangibles related to above/below-market leases is summarized as of:

	March 31, 2009	December 31, 2008
Above-market tenant leases	$32,770	$34,227
Accumulated amortization	(20,149)	(19,094)
Below-market ground leases	3,198	3,198
Accumulated amortization	(187)	(168)
Acquired lease intangible assets, net	$15,632	$18,163

Below-market tenant leases	$261,523	$288,437
Accumulated accretion	(109,373)	(106,950)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,701)	(2,651)
Acquired lease intangible liabilities, net	$165,649	$195,036

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:
Type of Debt	Maturity Date(1)	March 31, 2009	December 31, 2008	Variable Rate	Effective Annual Fixed Rate(2)	Swap Maturity Date(1)

Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (3)	06/01/12	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II(3)	06/01/12	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)(5)	08/31/12	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Term Loan (6)	08/18/13	─	365,000	--	--	--
Fannie Mae Loan III(3)	02/01/15	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV(3)	02/01/15	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (7)	04/01/15	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V(3)	02/01/16	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI(3)	06/01/17	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,240,000	3,605,000		5.10%

Variable Rate:
Wells Fargo Loan(8)	03/01/10(9)	18,000	18,000	LIBOR + 1.25%	--	--
Secured Revolving Credit Facility(10)	10/30/09(11)	─	49,300	LIBOR / Fed Funds+(12)	--	--
Subtotal		3,258,000	3,672,300
Unamortized Loan Premium(13)		19,256	20,485
Total		$3,277,256	$3,692,785

(1)	As of March 31, 2009, the weighted average remaining life of our total outstanding debt is 3.8 years, and the weighted average remaining life of the interest rate swaps is 2.1 years.
(2)
Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line. The total effective rate on an actual/365-day basis is 5.17% at March 31, 2009.

(3)
Secured by four separate collateralized pools. Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.

(4)	Secured by seven separate collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(5)
Includes $1.11 billion swapped to 4.89% until August 1, 2010; $545.0 million swapped to 5.75% until December 1, 2010; $322.5 million swapped to 4.98% until August 1, 2011; and $322.5 million swapped to 5.02% until August 1, 2012. Each of these rates is based on actual/360-day basis.

(6)
This loan was transferred to an unconsolidated real estate fund, in which our operating partnership holds an equity interest. Secured by six properties in a collateralized pool. These properties were also transferred to the same unconsolidated real estate fund. Requires monthly payments of interest only, with outstanding principal due upon maturity.

(7)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	This loan is held by a consolidated entity in which our operating partnership holds a two-thirds interest. The loan has a one-year extension option.
(9)	Represents maturity date of March 1, 2010 which we may extend to March 1, 2011.
(10)	This $370 million secured revolving credit facility is secured by nine properties and has no borrowings outstanding. The facility has two one-year extension options available.
(11)	Represents maturity date of October 30, 2009 which we may extend to October 30, 2011.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at March 31, 2009 were as follows:

Twelve months ending March 31:
2010	$18,000
2011	─
2012	─
2013	2,688,080
2014	─
Thereafter	551,920
Total future principal payments	$3,258,000

Secured Revolving Credit Facility
We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC totaling $370 million.  At March 31, 2009, there were no borrowings outstanding, so the entire balance was available to us under this credit facility.  It bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The credit facility bears interest at 15 basis points on the undrawn balance.  The credit facility expires during the fourth quarter of 2009, with two one-year extensions at our option.

8. Interest Rate Contracts

Risk Management Objective of Using Derivatives
We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  The interest rate swap agreements we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

Cash Flow Hedges of Interest Rate Risk
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  FAS No. 133, Accounting for Derivative and Hedging Activities (FAS 133), as amended and interpreted establishes accounting and reporting standards for derivative instruments. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  During the three months ended March 31, 2009, we recorded a $551 loss in earnings for hedge ineffectiveness attributable to a mismatch in the underlying index of the hedged item and the derivative.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Amounts accumulated in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $126.3 million will be reclassified within the next 12 months from accumulated other comprehensive income to interest expense as an increase to interest expense.

As of March 31, 2009, approximately 99% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges under FAS 133, as summarized below:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	36	$3,240,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Our predecessor originally entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of March 31, 2009, we had the following outstanding interest rate derivatives that were not designated as hedging instruments under FAS 133, but were used to economically hedge our exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Pay-Fixed Swaps	25	$2,205,000
Receive-Fixed Swaps	25	$2,205,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

None of the swaps or caps in the preceding table were designated as hedges under FAS 133 and as such, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate fair value of these swaps decreased $4.4 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.  Included in the net $1.9 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of FAS 157.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
As required by FAS 133, we record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established in FAS No. 157, Fair Value Measurements (FAS 157).  Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value measured in accordance with FAS 157, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income, which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income related to derivatives designated as hedges under FAS 133 will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.    We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting under FAS 133.

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income to interest expense, as an increase of $35.3 million to interest expense for the three months ended March 31, 2009 and an increase of $9.2 million to interest expense for the three months ended March 31, 2008, respectively.

The following table represents the fair values of derivative instruments as of March 31, 2009:

Derivative fair values, disclosed as “Interest Rate Contracts”	Assets	Liabilities
Derivatives designated as hedging instruments under FAS 133	$—	$232,510
Derivatives not designated as hedging instruments under FAS 133	165,311	126,850
Total derivatives	$165,311	$359,360

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following table represents the effect of derivative instruments on our consolidated statements of operations for the three months ended March 31, 2009:

Derivatives in FAS 133 Cash Flow Hedging Relationships:	Interest Rate Contracts
Amount of gain recognized in OCI on derivatives (effective portion)	$18,445

Amount of loss reclassified from accumulated OCI into earnings (effective portion)	$35,298
Location of loss reclassification from accumulated OCI into earnings (effective portion)	Interest expense

Amount of loss recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	$551
Location of loss recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest expense

Derivatives Not Designated as Cash Flow Hedges Under FAS 133:	Interest Rate Contracts
Amount of loss recognized in earnings on derivatives	$4,413
Location of loss recognized in earnings on derivatives	Interest expense

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision, under which we could also be declared in default on our derivative obligations if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.  We have agreements with certain of our derivative counterparties that contain a provision where if we fail to maintain a minimum cash and cash equivalents balance of $1 million, then the derivative counterparty would have the right to terminate the derivative.  There have been no events of default on any of our derivatives.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $209.1 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Fair Value Measurement
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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

The table below presents the assets and liabilities measured at fair value as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Interest Rate Contracts	$	─	$165,311	$	─	$165,311
Liabilities
Interest Rate Contracts	$	─	$359,360	$	─	$359,360

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in that partnership which are not owned by us.  Noncontrolling interests in our operating partnership amounted to approximately 22% at March 31, 2009.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.  Prior to the adoption of FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160), we calculated the book value of net assets allocable to noncontrolling interests (formerly referred to as minority interests), and adjusted the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of March 31, 2009.

The table below represents the condensed consolidated statement of stockholders’ equity:
	Total Equity	Douglas Emmett, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, January 1, 2009, as reported	$2,280,214	$1,775,189	$505,025
Comprehensive income:
Net loss	(2,250)	(1,867)	(383)
Other comprehensive income	16,853	10,556	6,297
Comprehensive income	14,603	8,689	5,914
Contributions	450	─	450
Dividends and distributions	(18,562)	(12,150)	(6,412)
Redemption of operating partnership units	(3,901)	(634)	(3,267)
Stock compensation	2,675	1,200	1,475
Deconsolidation of Douglas Emmett Fund X, LLC	11,900	11,890	10
Balance, March 31, 2009	$2,287,379	$1,784,184	$503,195

The table below represents the consolidated statement of comprehensive income:

	Three Months Ended March 31,
	2009	2008

Net loss	$(2,250)	$(3,241)
Cash flow hedge adjustment	18,920	(90,846)
Equity interest in other comprehensive income of unconsolidated real estate fund	(2,067)	─
Comprehensive income	14,603	(94,087)
Less: Comprehensive income attributable to noncontrolling interests	(5,914)	741
Comprehensive income attributable to common stockholders	$8,689	$(93,346)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Dividends
During the first quarter of 2009 and 2008, we declared quarterly dividends of $0.10 and $0.1875 per share, respectively, which equals an annualized rate of $0.40 and $0.75 per share, respectively.

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

Equity Conversions and Repurchases
During the quarter ended March 31, 2009, investors converted approximately 220,000 operating partnership units to shares of common stock.  During the quarter ended March 31, 2009, we repurchased approximately 620,000 share equivalents in open market transactions for a total consideration of approximately $3.9 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended March 31,
	2009	2008

Net loss attributable to common stockholders	$(1,867)	$(2,500)
Transfers (to) from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	3,264	187,125
Change from net income attributable to common stockholders and transfers (to) from noncontrolling interests	$1,397	$184,625

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of our IPO. Our stock incentive plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2008 Annual Report on Form 10-K.

During the first quarter of 2009, we granted approximately 3.6 million long-term incentive units and stock options with a total fair market value of $6.5 million.  Upon the vesting of equity awards, we recognized non-cash compensation expense of $1.0 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  An additional $1.4 million of immediately-vested equity awards were granted during the first quarter of 2009 to satisfy a portion of the bonuses accrued during 2008.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

10. Future Minimum Lease Receipts and Payments

Future Minimum Lease Receipts
 We have leased space to tenants primarily under noncancelable operating leases, which generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We have leased space to certain tenants under noncancelable leases, which provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended March 31, 2009 and 2008 totaled $197 and $244, respectively.

Future minimum base rentals on non-cancelable office and ground operating leases at March 31, 2009 were as follows:

Twelve months ending March 31:
2010	$352,240
2011	311,315
2012	261,939
2013	217,213
2014	161,365
Thereafter	433,921
Total future minimum base rentals	$1,737,993

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Future Minimum Lease Payments
We currently lease portions of the land underlying two of our office properties after acquiring, in December 2008, the fee title to a third parcel of land that we leased during 2008 as more fully described in the notes to consolidated financial statements contained in our 2008 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $513 and $786 for the three months ended March 31, 2009 and 2008, respectively.

The following is a schedule of minimum ground lease payments as of March 31, 2009:

Twelve months ending March 31:
2010	$733
2011	733
2012	733
2013	733
2014	733
Thereafter	3,604
Total future minimum lease payments	$7,269

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

Concentration of Credit Risk
Our properties are located in premier submarkets within Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250 under the increased limit that the U.S. Congress has temporarily granted until December 31, 2009.  We have not experienced any losses to date on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 23 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2009, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the three months ended March 31, 2009 and 2008, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

12. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Income Taxes
We elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC) commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three months ended March 31, 2009 and 2008, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature

On January 1, 2009, we adopted FAS No. 141 (Revised 2007), Business Combinations (FAS 141R).  FAS 141R changes the accounting for business combinations.  Under FAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R requires transaction costs such as legal, accounting and advisory fees be expensed.  FAS 141R also includes a substantial number of new disclosure requirements.  The adoption of FAS 141R did not have a material effect on our financial position or results of operations.

On January 1 2009, we adopted FAS 160 which establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.  The adoption of FAS 160 did not have a material effect on our financial position or results of operations, other than presentation differences.

On January 1, 2009, we adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161), an amendment of FAS 133, to expand disclosure requirements for an entity's derivative and hedging activities.  Under FAS 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  In order to meet these requirements, entities must include quantitative disclosures about derivative fair values and gains/losses on derivative instruments, qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of FAS 161 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.

On January 1, 2009, we adopted FASB Staff Position  No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) which clarifies that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, and as participating securities, they must be included in the computation of EPS pursuant to the two-class method.  The adoption of FSP EITF 03-6-1 did not have a material effect on our financial position or results of operations.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2008 Annual Report on Form 10-K.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2008 Annual Report on Form 10-K.  We have not made any material changes to these policies during the periods covered by this Report.

Historical Results of Operations

Overview
Our results of operations for the three months ended March 31, 2008 and 2009 consists of the rental operations for 48 office properties and nine multifamily properties that we owned during both comparable periods as well as seven office properties that were owned for less than both comparable periods as described in Note 2 to the consolidated financial statements in Item 1 of this Report.  One of the seven properties was acquired in February 2008.  The other six properties were acquired in March 2008 and subsequently contributed to our Fund X, an institutional real estate fund that we manage and in which we own an equity interest.  The results of all seven properties are only included from their respective dates of acquisition and the six contributed properties’ results are included only to the end of February 2009, when Fund X was deconsolidated, and thereafter only as the equity income from our investment in Fund X.

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office portfolio revenue increased by $12.5 million, or 10.3%, to $134.1 million for the three months ended March 31, 2009 compared to $121.6 million for the three months ended March 31, 2008.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $9.5 million, or 9.6%, to $108.5 million for the three months ended March 31, 2009 compared to $99.0 million for the three months ended March 31, 2008.  The increase is primarily due to $7.6 million of incremental rent from the seven properties we acquired subsequent to the beginning of the first quarter of 2008.

Tenant Recoveries.  Total office tenant recoveries increased by $2.0 million, or 32.6%, to $8.0 million for the three months ended March 31, 2009 compared to $6.0 million for the three months ended March 31, 2008.  The increase is primarily due to incremental recoveries from the seven properties we acquired subsequent to the beginning of the first quarter of 2008, as well as an increase in recoverable expenses across our existing portfolio.

Parking and Other Income.  Total office parking and other income increased by $1.1 million, or 6.4%, to $17.6 million for the three months ended March 31, 2009 compared to $16.6 million for the three months ended March 31, 2008.  The increase is primarily due to incremental revenues of $1.1 million from the seven properties we acquired subsequent to the beginning of the first quarter of 2008.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.9 million, or 5.1%, to $17.3 million for the three months ended March 31, 2009, compared to $18.2 million for the three months ended March 31, 2008.  The decrease is primarily due to lower amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO, thus causing a decline when comparing the first quarter of 2008 to 2009.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $4.4 million, or 12.2%, to $40.3 million for the three months ended March 31, 2009, compared to $35.9 million for the three months ended March 31, 2008.  The increase was due primarily to $2.1 million of incremental operating expenses and property taxes from the seven properties we acquired subsequent to the beginning of the first quarter of 2008 and an increase in operating expenses at our other properties, primarily due to property taxes and utilities expense.

General and Administrative Expenses.  General and administrative expenses increased $1.1 million, or 20.2%, to $6.4 million for the three months ended March 31, 2009, compared to $5.3 million for the three months ended March 31, 2008.  The increase is primarily due to an increase in full time equivalent employees from approximately 490 at March 31, 2008 compared to approximately 530 at March 31, 2009, reflecting the increased size of our portfolio, and annual salary merit increases for the comparable periods.

Depreciation and Amortization.  Depreciation and amortization expense increased $4.3 million, or 7.6%, to $61.1 million for the three months ended March 31, 2009, compared to $56.7 million for the three months ended March 31, 2008.  The increase is primarily due to incremental depreciation and amortization from the seven properties we acquired subsequent to the beginning of the first quarter of 2008.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to Fund X as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Interest and Other Income.  Interest and other income increased $2.5 million to $2.9 million for the three months ended March 31, 2009, compared to $0.4 million for the three months ended March 31, 2008.  The increase for the comparable periods was attributable to $2.8 million of interest income relating to the contribution of properties to Fund X.  See Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion about the contribution to Fund X.

Interest Expense.  Interest expense increased $8.0 million, or 19.5%, to $49.2 million for the three months ended March 31, 2009, compared to $41.2 million for the three months ended March 31, 2008.  The increase was primarily due to an increase in borrowings for the comparable periods for the acquisition of seven properties we acquired subsequent to the beginning of the first quarter of 2008.  Additionally, interest expense increased as a result of higher non-cash interest expense from the amortization of pre-IPO interest rate swap contracts.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.3 billion at March 31, 2009, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.   See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  Historically, we have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.  At March 31, 2009, there were no borrowings outstanding, so the entire balance was available to us under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility is scheduled to mature on October 30, 2009 but has two one-year extensions available to us.  However, it is possible that we may not satisfy specified criteria, which could result in the reduction of the availability under the facility upon extension.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  At March 31, 2009, 99% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

None of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations, which remain at variable rates, are our $370 million revolving credit facility described above, whose maturity can be extended, under certain conditions, by two years to October 30, 2011, and an $18 million secured acquisition loan, whose maturity can be extended, under certain conditions, by one year to March 1, 2011.

In October 2008, we completed the initial closing of Fund X.  Fund X contemplates a fund raising period until July 2009 and an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.

At March 31, 2009, our total borrowings under secured loans, including the portion of debt attributable to our equity interest in  Fund X, and excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 74.9% of our total market capitalization of $4.6 billion.  Total market capitalization includes our portion of the consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at March 31, 2009 on the New York Stock Exchange of $7.39 per share.

The nature of our business will cause us to have substantial liquidity needs over both the short term and the long term.  We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our secured revolving credit facility.  We anticipate that cash provided by operations and borrowings under our secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  The availability of liquidity over the long-term will be impacted by the magnitude and duration of the current economic downturn and unfavorable credit market conditions.  This could impact the availability of capital in the future and could impact the interest rates and other terms of borrowings or equity that we do obtain.

Contractual Obligations

During the first quarter of 2009, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2009, we had an equity investment of $100.8 million in an unconsolidated real estate fund (Fund X).  The total debt related to Fund X was equal to approximately $365 million at March 31, 2009 as summarized in the following table:

Type of Debt	Maturity Date	As of March 31, 2009	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)	08/18/13	365,000	LIBOR + 1.65%	5.52%	09/14/12

(1)	Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees. The total effective rate on an actual/365-day basis is 5.59% at March 31, 2009.
(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.

Cash Flows

Our cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $0.9 million to $54.9 million for the three months ended March 31, 2009, compared to $54.0 million for the three months ended March 31, 2008.  The increase reflects higher net cash flow from existing properties and incremental cash flow from acquired properties.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased $609.4 million to $17.7 million for the three months ended March 31, 2009 compared to $627.1 million for the three months ended March 31, 2008.  The decrease was attributable to property acquisitions that occurred during the three months ended March 31, 2008 compared to no property acquisitions that occurred during the three months ended March 31, 2009.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash for financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash used in financing activities totaled $16.0 million for the three months ended March 31, 2009 compared to net cash provided by financing activities totaling $571.7 million for the three months ended March 31, 2008.  The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2008, as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2009, 99%, or $3.2 billion of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at March 31, 2009, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $90.

By using derivative instruments to hedge exposure to changes in interest rates, we expose ourselves to credit risk and the potential inability of our counterparties to perform under the terms of the agreements.  We attempt to minimize this credit risk by contracting with high-quality bank financial counterparties.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2009, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Most of these matters are generally covered by insurance and we do not believe that the ultimate outcome of these actions will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended March 31, 2009.

Purchases.  We made the following purchases of our share equivalents during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
January 2009	─	─
February 2009	─	─
March 2009	619,500	$6.30
Total	619,500	$6.30

All purchases were made in open market transactions, and were not made pursuant to a publicly announced program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)                 Additional Disclosures.  None.

(b)                 Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2009.  Please see the discussion of our procedures in our most recent proxy statement.

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

DOUGLAS EMMETT, INC.
Date: May 8, 2009	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer