Form 10-Q
period 2009-06-30
Douglas Emmett Inc
filed 2009-08-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Shares of beneficial interest,	121,484,341 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(unaudited and in thousands, except for share data)
	June 30, 2009	December 31, 2008

Assets
Investment in real estate:
Land	$835,407	$900,213
Buildings and improvements	5,013,389	5,528,567
Tenant improvements and lease intangibles	513,836	552,536
	6,362,632	6,981,316
Less: accumulated depreciation	(578,594)	(490,125)
Net investment in real estate	5,784,038	6,491,191

Cash and cash equivalents	43,261	8,655
Tenant receivables, net	1,215	2,427
Deferred rent receivables, net	35,858	33,039
Interest rate contracts	139,015	176,255
Acquired lease intangible assets, net	14,240	18,163
Investment in unconsolidated real estate fund	102,168	-
Other assets	26,034	31,304
Total assets	$6,145,829	$6,761,034

Liabilities
Secured notes payable, including loan premium	$3,276,009	$3,692,785
Accounts payable and accrued expenses	65,420	69,445
Security deposits	31,928	35,890
Acquired lease intangible liabilities, net	156,418	195,036
Interest rate contracts	297,152	407,492
Dividends payable	12,140	22,856
Other liabilities	-	57,316
Total liabilities	3,839,067	4,480,820

Equity
Douglas Emmett, Inc. stockholders' equity:
Common stock, $0.01 par value 750,000,000 authorized, 121,399,341 and 121,897,388 outstanding at June 30, 2009 and December 31, 2008, respectively.	1,214	1,219
Additional paid-in capital	2,285,551	2,284,429
Accumulated other comprehensive income (loss)	(216,874)	(274,111)
Accumulated deficit	(269,987)	(236,348)
Total Douglas Emmett, Inc. stockholders' equity	1,799,904	1,775,189
Noncontrolling interests	506,858	505,025
Total equity	2,306,762	2,280,214
Total liabilities and equity	$6,145,829	$6,761,034

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Office rental
Rental revenues	$99,210	$111,213	$207,756	$210,229
Tenant recoveries	7,134	8,179	15,100	14,188
Parking and other income	16,404	18,229	34,038	34,805
Total office revenues	122,748	137,621	256,894	259,222

Multifamily rental
Rental revenues	16,007	16,423	32,194	33,647
Parking and other income	1,040	1,019	2,124	2,002
Total multifamily revenues	17,047	17,442	34,318	35,649

Total revenues	139,795	155,063	291,212	294,871

Operating Expenses
Office expense	36,665	41,802	76,977	77,723
Multifamily expense	4,286	4,219	8,803	8,519
General and administrative	5,959	5,729	12,310	11,014
Depreciation and amortization	55,729	63,858	116,803	120,607
Total operating expenses	102,639	115,608	214,893	217,863

Operating income	37,156	39,455	76,319	77,008

Gain on disposition of interest in unconsolidated real estate fund	-	-	5,573	-
Interest and other income	60	123	2,974	532
Loss, including depreciation, from unconsolidated real estate fund	(2,128)	-	(2,806)	-
Interest expense	(44,606)	(51,791)	(93,828)	(92,994)
Net loss	(9,518)	(12,213)	(11,768)	(15,454)

Less: Net loss attributable to noncontrolling interests	2,036	2,785	2,419	3,526
Net loss attributable to common stockholders	$(7,482)	$(9,428)	$(9,349)	$(11,928)

Net loss attributable to common stockholders
per share – basic and diluted	$(0.06)	$(0.08)	$(0.08)	$(0.10)

Dividends declared per common share	$0.1000	$0.1875	$0.2000	$0.3750

Weighted average shares of common stock
outstanding – basic and diluted	121,319,121	121,313,515	121,579,011	119,798,547

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2009		2008
Operating Activities
Net loss	$(11,768)		$(15,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash profit sharing allocation to consolidated real estate fund	660		─
Loss, including depreciation, from unconsolidated real estate fund	2,806		─
Depreciation and amortization	116,803		120,607
Net accretion of acquired lease intangibles	(17,940)		(21,690)
Gain on disposition of interest in unconsolidated real estate fund	(5,573)		─
Amortization of deferred loan costs	1,090		840
Amortization of loan premium	(2,476)		(2,336)
Non-cash market value adjustments on interest rate contracts	9,989		7,339
Non-cash amortization of stock-based compensation	2,333		2,144
Change in working capital components:
Tenant receivables	1,068		402
Deferred rent receivables	(4,425)		(7,642)
Accounts payable, accrued expenses and security deposits	4,076		(1,576)
Other assets	(979)		8,145
Net cash provided by operating activities	95,664		90,779

Investing Activities
Capital expenditures and property acquisitions	(21,339)		(642,750)
Deconsolidation of Douglas Emmett Fund X, LLC	(6,625)		─
Net cash used in investing activities	(27,964)		(642,750)

Financing Activities
Proceeds from long-term borrowings	82,640		1,052,700
Deferred loan costs	(18)		(3,225)
Repayment of borrowings	(106,665)		(383,600)
Net change in short-term borrowings	(25,275)		(37,500)
Contributions by Douglas Emmett Fund X, LLC investors	66,074		─
Contributions by noncontrolling interests	450		319
Distributions to noncontrolling interests	(9,957)		(14,753)
Redemption of noncontrolling interests	─		(23,758)
Issuance of common stock	─		667
Repurchase of common stock	(5,338)		─
Cash dividends	(35,005)		(41,958)
Net cash (used in) provided by financing activities	(33,094)		548,892

Increase (decrease) in cash and cash equivalents	34,606		(3,079)
Cash and cash equivalents at beginning of period	8,655		5,843
Cash and cash equivalents at end of period	$43,261		$2,764

Noncash transactions:
Investing activity related to contribution of properties to unconsolidated
real estate fund	$476,852	$	─
Financing activity related to contribution of debt and noncontrolling interest
to unconsolidated real estate fund	$(483,477)	$	─

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc., a Maryland corporation incorporated on June 28, 2005, is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and our subsidiaries, we own, manage, lease, acquire and develop real estate.  As of June 30, 2009, we owned a portfolio of 49 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties. All of our properties are 100% owned except Honolulu Club (78,000 square feet) which is owned by a joint venture in which we own a 66.7% interest. We also own an interest in six additional properties totaling 1.4 million square feet owned by an unconsolidated real estate fund, Douglas Emmett Fund X, LLC (Fund X) in which we own an equity interest.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described in Note 2 below, the results of the six properties acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to Fund X in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2008 Annual Report on Form 10-K and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

We did not make any acquisitions during the six months ended June 30, 2009.

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

In connection with the initial closing of Fund X in October 2008, (i) we contributed to Fund X the portfolio of six Class A office properties that we acquired in March 2008 and (ii) we transferred to Fund X the related $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  As the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, the Fund was obligated to distribute cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment and recognized a gain of $5,573 on the disposition of the interest in Fund X we did not retain.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following table represents operating activity within our reportable segments:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$122,748	$17,047	$139,795	$137,621	$17,442	$155,063
Percentage of total	88%	12%	100%	89%	11%	100%

Rental expenses	$36,665	$4,286	$40,951	$41,802	$4,219	$46,021
Percentage of total	90%	10%	100%	91%	9%	100%

Rental revenues less rental expenses	$86,083	$12,761	$98,844	$95,819	$13,223	$109,042
Percentage of total	87%	13%	100%	88%	12%	100%

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Office	Multifamily	Total	Office	Multifamily	Total
Rental revenues	$256,894	$34,318	$291,212	$259,222	$35,649	$294,871
Percentage of total	88%	12%	100%	88%	12%	100%

Rental expenses	$76,977	$8,803	$85,780	$77,723	$8,519	$86,242
Percentage of total	90%	10%	100%	90%	10%	100%

Rental revenues less rental expenses	$179,917	$25,515	$205,432	$181,499	$27,130	$208,629
Percentage of total	88%	12%	100%	87%	13%	100%

The following is a reconciliation of rental revenues less rental expenses to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental revenues less rental expenses	$98,844	$109,042	$205,432	$208,629
General and administrative expenses	(5,959)	(5,729)	(12,310)	(11,014)
Depreciation and amortization	(55,729)	(63,858)	(116,803)	(120,607)
Gain on disposition of interest in
unconsolidated real estate fund	-	-	5,573	-
Interest and other income	60	123	2,974	532
Loss, including depreciation, from unconsolidated
real estate fund	(2,128)	-	(2,806)	-
Interest expense	(44,606)	(51,791)	(93,828)	(92,994)
Net loss	(9,518)	(12,213)	(11,768)	(15,454)
Less: Net loss attributable to noncontrolling interests	2,036	2,785	2,419	3,526
Net loss attributable to common stockholders	$(7,482)	$(9,428)	$(9,349)	$(11,928)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following at:
	June 30, 2009	December 31, 2008
Deferred loan costs, net of accumulated amortization of $4,061 and $3,336 at June 30, 2009 and December 31, 2008, respectively	$5,319	$9,714
Restricted cash	2,939	2,934
Prepaid interest	670	4,360
Prepaid expenses	1,109	3,845
Interest receivable	9,587	5,938
Other indefinite-lived intangible	1,988	1,988
Other	4,422	2,525
Total other assets	$26,034	$31,304

We incurred deferred loan cost amortization expense of $483 and $478 for the three months ended June 30, 2009 and 2008, and $1,090 and $840 for the six months ended June 30, 2009 and 2008, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2009	December 31, 2008
Accounts payable	$26,420	$30,429
Accrued interest payable	26,088	22,982
Deferred revenue	12,912	16,034
Total accounts payable and accrued expenses	$65,420	$69,445

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	June 30, 2009	December 31, 2008
Above-market tenant leases	$32,770	$34,227
Accumulated amortization	(21,522)	(19,094)
Below-market ground leases	3,198	3,198
Accumulated amortization	(206)	(168)
Acquired lease intangible assets, net	$14,240	$18,163

Below-market tenant leases	$261,523	$288,437
Accumulated accretion	(118,554)	(106,950)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,751)	(2,651)
Acquired lease intangible liabilities, net	$156,418	$195,036

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date (1)	June 30, 2009	December 31, 2008	Variable Rate	Effective Annual Fixed Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (3)	06/01/12	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II (3)	06/01/12	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)(5)	08/31/12	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Term Loan (6)	08/18/13	-	365,000	--	--	--
Fannie Mae Loan III (3)	02/01/15	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV (3)	02/01/15	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (7)	04/01/15	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V (3)	02/01/16	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI (3)	06/01/17	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,240,000	3,605,000		5.10%

Variable Rate:
Wells Fargo Loan (8)	03/01/10(9)	18,000	18,000	LIBOR + 1.25%	--	--
Secured Revolving Credit Facility	10/30/09(11)	-	49,300	LIBOR / Fed Funds+(12)	--	--
Subtotal		3,258,000	3,672,300
Unamortized Loan Premium (13)		18,009	20,485
Total		$3,276,009	$3,692,785

(1)	As of June 30, 2009, the weighted average remaining life of our total outstanding debt is 3.6 years, and the weighted average remaining life of the interest rate swaps is 1.9 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line.  The total effective rate on an actual/365-day basis is 5.17% at June 30, 2009.

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

(6)
This loan was transferred to an unconsolidated real estate fund in which our operating partnership holds an equity interest.  Secured by six properties in a collateralized pool.  These properties were also transferred to the same unconsolidated real estate fund.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at June 30, 2009, excluding the non-cash loan premium amortization were as follows:
Twelve months ending June 30:
2010	$18,000
2011	─
2012	388,080
2013	2,300,000
2014	─
Thereafter	551,920
Total future principal payments	$3,258,000

Secured Revolving Credit Facility
We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC totaling $370 million.  At June 30, 2009, there were no borrowings outstanding, so the entire balance was available to us under this credit facility.  It bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The credit facility bears interest at 15 basis points on the undrawn balance.  The credit facility expires during the fourth quarter of 2009, with two one-year extensions at our option.

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

Cash Flow Hedges of Interest Rate Risk
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  FAS No. 133, Accounting for Derivative and Hedging Activities (FAS 133), as amended and interpreted establishes accounting and reporting standards for derivative instruments. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The ineffectiveness attributable to a mismatch in the underlying rate indices of the hedged item and the related derivative resulted in our recording a gain of $271 and $32 for the three months ended June 30, 2009 and 2008, respectively, and recording a loss of $280 and a gain of $86 for the six months ended June 30, 2009 and 2008, respectively.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Amounts accumulated in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $132.3 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

As of June 30, 2009, approximately 99% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges under FAS 133, as summarized below:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	36	$3,240,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Our predecessor originally entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our predecessor’s pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of June 30, 2009, we had the following outstanding interest rate derivatives that were not designated as hedging instruments under FAS 133, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Pay-Fixed Swaps	25	$2,205,000
Receive-Fixed Swaps	25	$2,205,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

None of the swaps or caps in the preceding table was designated as hedges under FAS 133 and as a result, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate net asset fair value of these swaps decreased $5.3 million and $5.5 million for the three months ended June 30, 2009 and 2008, and $9.7 million and $7.4 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in net asset fair value was recorded as additional interest expense. Included in the net $7.4 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of FAS No. 157, Fair Value Measurements (FAS 157) in the first quarter of 2008.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
As required by FAS 133, we record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established in FAS 157.  Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value measured in accordance with FAS 157, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as hedges under FAS 133 will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting under FAS 133.

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income (loss) to interest expense, which increased interest expense by $35.0 million and $17.0 million for the three months ended June 30, 2009 and 2008, respectively and $70.3 million and $26.2 million for the six months ended June 30, 2009 and 2008, respectively.

The following table represents the fair values of derivative instruments as of June 30, 2009:

Derivative fair values, disclosed as “Interest Rate Contracts”:		Assets	Liabilities
Derivatives designated as hedging instruments under FAS 133	$	─	$191,302
Derivatives not designated as hedging instruments under FAS 133		139,015	105,850
Total derivatives		$139,015	$297,152

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

The following table represents the effect of derivative instruments on our consolidated statements of operations for the three and six months ended June 30, 2009:
	Interest Rate Contracts
Derivatives in FAS 133 Cash Flow Hedging Relationships:	Three months ended June 30, 2009	Six months ended June 30, 2009
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(9,492)	$8,953

Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	$(35,017)	$(70,315)

Location of gain (loss) reclassification from accumulated OCI into earnings (effective portion)	Interest expense	Interest expense

Amount of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	$271	$(280)

Location of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest expense	Interest expense

	Interest Rate Contracts
Derivatives Not Designated as Cash Flow Hedges Under FAS 133:	Three months ended June 30, 2009	Six months ended June 30, 2009
Amount of gain (loss) recognized in earnings on derivatives	$(5,297)	$(9,710)

Location of gain (loss) recognized in earnings on derivatives	Interest expense	Interest expense

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision, under which we could also be declared in default on our derivative obligations if we default on any of our indebtedness, including any default where repayment of the indebtedness has not been accelerated by the lender.  We have agreements with certain of our derivative counterparties that contain a provision under which, if we fail to maintain a minimum cash and cash equivalents balance of $1 million, then the derivative counterparty would have the right to terminate the derivative.  There have been no events of default on any of our derivatives.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $173.4 million.

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

To comply with the provisions of FAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below are measured at fair value as of June 30, 2009 and aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets
Interest Rate Contracts	$	─	$139,015	$	─	$139,015
Liabilities
Interest Rate Contracts	$	─	$297,152	$	─	$297,152

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in that partnership which are not owned by us.  Noncontrolling interests in our operating partnership amounted to approximately 22% at June 30, 2009.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.  Prior to the adoption of FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51 (FAS 160), we calculated the book value of net assets allocable to noncontrolling interests (formerly referred to as minority interests), and adjusted the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of June 30, 2009.

The table below represents our condensed consolidated statement of stockholders’ equity:

	Total Equity	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests
Balance, January 1, 2009, as reported	$2,280,214	$1,775,189	$505,025
Comprehensive income (loss):
Net loss	(11,768)	(9,349)	(2,419)
Other comprehensive income (loss)	61,362	45,347	16,015
Comprehensive income (loss)	49,594	35,998	13,596
Contributions	450	-	450
Dividends and distributions	(34,108)	(24,290)	(9,818)
Redemption of operating partnership units	(5,338)	(597)	(4,741)
Stock compensation	4,050	1,714	2,336
Deconsolidation of Douglas Emmett Fund X, LLC	11,900	11,890	10
Balance, June 30, 2009	$2,306,762	$1,799,904	$506,858

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(9,518)	$(12,213)	$(11,768)	$(15,454)
Cash flow hedge adjustment	40,938	103,831	59,858	12,985
Equity interest in other comprehensive income (loss)
of unconsolidated real estate fund	3,571	-	1,504	-
Comprehensive income (loss)	34,991	91,618	49,594	(2,469)
Less: Comprehensive income (loss) attributable to
noncontrolling interests	(7,682)	2,785	(13,596)	3,526
Comprehensive income (loss) attributable to
common stockholders	$27,309	$94,403	$35,998	$1,057

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Dividends
During the first six months of 2009 and 2008, we declared quarterly dividends of $0.10 and $0.1875 per share, respectively, which equals an annualized rate of $0.40 and $0.75 per share, respectively.

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

Equity Conversions and Repurchases
During the six months ended June 30, 2009, investors converted approximately 320,000 operating partnership units to shares of common stock.  During the six months ended June 30, 2009, we repurchased approximately 820,000 share equivalents in open market transactions for a total consideration of approximately $5.3 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss attributable to common stockholders	$(7,482)	$(9,428)	$(9,349)	$(11,928)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	1,473	1,498	4,737	188,623

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$(6,009)	$(7,930)	$(4,612)	$176,695

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of our IPO, and was amended in 2009 to increase the maximum number of shares of our stock available for issuance under that plan by 24,080,163 shares and to make certain other amendments.  Our stock incentive plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2008 Annual Report on Form 10-K and our proxy statement, which was filed with the SEC on April 30, 2009.

During the first quarter of 2009, we granted approximately 3.6 million long-term incentive units and stock options with a total fair market value of $6.5 million. No additional grants were made during the first six months of 2009. Upon the vesting of equity awards, we recognized non-cash compensation expense of $1.2 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.  An additional $1.4 million of immediately-vested equity awards were granted during the first quarter of 2009 to satisfy a portion of the bonuses accrued during 2008 and an additional $2.2 million of immediately-vested equity awards were granted during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

10. Future Minimum Lease Receipts and Payments

Future Minimum Lease Receipts
 We lease space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended June 30, 2009 and 2008 totaled $112 and $185, respectively, and $309 and $429 for the six months ended June 30, 2009 and 2008, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at June 30, 2009 were as follows:

Twelve months ending June 30:
2010	$353,141
2011	310,179
2012	261,718
2013	217,200
2014	156,741
Thereafter	417,205
Total future minimum base rentals	$1,716,184

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Future Minimum Lease Payments
We currently lease portions of the land underlying two of our office properties after acquiring, in December 2008, the fee title to a third parcel of land that we leased during 2008 as more fully described in the notes to consolidated financial statements contained in our 2008 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $543 and $805 for the three months ended June 30, 2009 and 2008, respectively, and $1,056 and $1,591 for the six months ended June 30, 2009 and 2008, respectively.

The following is a schedule of our minimum ground lease payments as of June 30, 2009:

Twelve months ending June 30:
2010	$733
2011	733
2012	733
2013	733
2014	733
Thereafter	3,421
Total future minimum lease payments	$7,086

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

11. Fair Value of Financial Instruments

FAS No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Our estimates of the fair value of financial instruments at June 30, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At June 30, 2009, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately $3.2 billion, based on a credit-adjusted present value of the principal and interest payments which are at floating rates.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value as determined under FAS157, based on the assumptions that market participants would use in pricing the asset or liability.  See Note 8.

12. Related Party Transactions

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings.  Subsequent to acquiring the properties, we entered into a 5-year non-recourse $365 million interest-only floating rate term loan secured by the six-property portfolio. At the time we entered into the loan, we entered into an interest rate swap agreement to mitigate interest rate risk by converting the floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows.  The swap agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount.

In October 2008, we contributed these six properties and the related $365 million term loan, and the benefits and burdens of the related swap agreement to Fund X in exchange for an interest in the common equity of Fund X as well as certain cash and the right to further cash. We received the balance of the cash in February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment.

In addition, if Fund X fails to perform any obligations under the related swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $45.5 million as of June 30, 2009. As of June 30, 2009, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

13. Commitments and Contingencies

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

Asset Retirement Obligations
Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 clarifies that the term “conditional asset retirement obligation” as used in FAS No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 23 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2009, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the six months ended June 30, 2009 and 2008, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

14. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC) commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and six months ended June 30, 2009 and 2008, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature

On January 1, 2009, we adopted FAS No. 141 (Revised 2007), Business Combinations (FAS 141R).  FAS 141R changes the method of accounting for business combinations.  Under FAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  FAS 141R requires that transaction costs such as legal, accounting and advisory fees be expensed.  FAS 141R also includes a substantial number of new disclosure requirements.  The adoption of FAS 141R did not have a material effect on our financial position or results of operations.

On January 1 2009, we adopted FAS 160, which establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.  FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.  The adoption of FAS 160 did not have a material effect on our financial position or results of operations, other than presentation differences.

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

On January 1, 2009, we adopted FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which clarifies that unvested share-based payment awards which contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, and as participating securities, they must be included in the computation of EPS pursuant to the two-class method.  The adoption of FSP EITF 03-6-1 did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1).  FSP 107-1 amends FAS 107 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.  The adoption of FSP 107-1 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.

On April 1, 2009, we adopted FAS No. 165, Subsequent Events (FAS 165).  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of FAS 165 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.  See Note 15 for subsequent events disclosure.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements--(continued)
(in thousands, except shares and per share data)

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167).  This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. FAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009, which for us means January 1, 2010.  We are currently evaluating the impact that FAS 167 will have on our financial statements.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168).  The FASB Accounting Standards Codification (Codification) will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Any other accounting literature issued by an entity other than the SEC will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us means July 1, 2009.  We do not believe adoption of FAS 168 will have a material effect on our financial position or results of operations as this statement only addresses the hierarchy of GAAP, and the manner in which we refer to and disclose the accounting principles used.

15. Subsequent Events

We evaluated subsequent events through August 6, 2009, the date on which these financial statements were issued, and were not aware of any which were material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements.
This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on previously reported forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Historical Results of Operations

Overview
Our results of operations for the three and six months ended June 30, 2008 and 2009 consists of the rental operations for 48 office properties and nine multifamily properties that we owned during both comparable periods as well as seven office properties that were owned for less than both comparable periods as described in Note 2 to the consolidated financial statements in Item 1 of this Report.  One of the seven properties was acquired in February 2008.  The other six properties were acquired in March 2008 and subsequently contributed to Douglas Emmett Fund X, LLC (Fund X), an institutional real estate fund that we manage and in which we own an equity interest.  The results of all seven properties are only included following their respective dates of acquisition and the six contributed properties’ results are included only through the end of February 2009, when Fund X was deconsolidated, and thereafter only as equity income from our investment in Fund X.

Comparison of three months ended June 30, 2009 to three months ended June 30, 2008
Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office revenue decreased by $14.9 million, or 10.8%, to $122.7 million for the three months ended June 30, 2009 compared to $137.6 million for the three months ended June 30, 2008.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $12.0 million, or 10.8%, to $99.2 million for the three months ended June 30, 2009 compared to $111.2 million for the three months ended June 30, 2008.  The decrease is primarily due to $12.2 million of rent reflected in the 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Tenant Recoveries.  Total office tenant recoveries decreased by $1.0 million, or 12.8%, to $7.1 million for the three months ended June 30, 2009 compared to $8.2 million for the three months ended June 30, 2008.  The decrease is primarily due to $0.7 million in recoveries reflected in the 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Parking and Other Income.  Total office parking and other income decreased by $1.8 million, or 10.0%, to $16.4 million for the three months ended June 30, 2009 compared to $18.2 million for the three months ended June 30, 2008.  The decrease is primarily due to parking of $1.7 million reflected in the 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.4 million, 2.3%, to $17.0 million for the three months ended June 30, 2009, compared to $17.4 million for the three months ended June 30, 2008.  The decrease is primarily due to a decline in rental income attributable to a slight decline in occupancy levels and rates for the comparable periods.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $5.1 million, or 12.3%, to $36.7 million for the three months ended June 30, 2009, compared to $41.8 million for the three months ended June 30, 2008.  The decrease is primarily due to $5.1 million of operating expenses and property taxes reflected in the 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Depreciation and Amortization.  Depreciation and amortization expense decreased $8.1 million, or 12.7%, to $55.7 million for the three months ended June 30, 2009, compared to $63.9 million for the three months ended June 30, 2008.  The decrease is primarily due to $8.0 million of depreciation and amortization reflected in the 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Fund.  The loss, including depreciation, from unconsolidated real estate fund totaled $2.1 million for the three months ended June 30, 2009.  The loss represents our equity interest in the net income from the six properties owned by Fund X, including the operating income net of historical cost-basis depreciation.  During the second quarter of 2008, these six properties were contained in our consolidated results, so there was no comparable amount recorded in this line until the properties were deconsolidated at the end of February 2009.

Interest Expense.  Interest expense decreased $7.2 million, or 13.9%, to $44.6 million for the three months ended June 30, 2009, compared to $51.8 million for the three months ended June 30, 2008.  This decrease is primarily due to lower levels of outstanding debt during the second quarter of 2009 in comparison to the prior year, including our revolving credit facility, which had no outstanding borrowings as of June 30, 2009, and the deconsolidation of debt associated with the six properties contributed to an unconsolidated real estate fund in the first quarter of 2009.

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008
Revenues

Total Office Revenue.  Total office revenue decreased by $2.3 million, or 0.9%, to $256.9 million for the six months ended June 30, 2009 compared to $259.2 million for the six months ended June 30, 2008.  The decrease is primarily due to $5.9 million in rent reflected in the 2008 consolidated results related to the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009 offset by increases totaling $3.4 million in rental revenues for the remainder of our portfolio. The increase of $3.4 million is a result of rate increases for new and renewal tenants offset by lower occupancy.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $1.3 million, 3.7%, to $34.3 million for the six months ended June 30, 2009, compared to $35.6 million for the six months ended June 30, 2008.  The decrease is primarily due to lower amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO, thus causing a decline when comparing 2009 to 2008.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $0.7 million, or 1.0%, to $77.0 million for the six months ended June 30, 2009, compared to $77.7 million for the six months ended June 30, 2008.  The decrease is primarily due to $3.3 million in office rental expenses reflected in the 2008 consolidated results to the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009 offset by an increase in office rental expenses in our portfolio.  Total office expenses increased in our portfolio by $2.6 million primarily as a result of lower comparable property tax accruals in the prior period, partially offset by lower janitorial costs in the current period.

General and Administrative Expenses.  General and administrative expenses increased $1.3 million, or 11.8%, to $12.3 million for the six months ended June 30, 2009, compared to $11.0 million for the six months ended June 30, 2008.  The increase is primarily due to various expenses, including higher legal fees and equity awards that are expensed over the multi-year vesting period.

Depreciation and Amortization.  Depreciation and amortization expense decreased $3.8 million, or 3.2%, to $116.8 million for the six months ended June 30, 2009, compared to $120.6 million for the six months ended June 30, 2008.  The decrease is primarily due to $3.1 million in depreciation and amortization reflected in the 2008 consolidated results related to the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to Fund X as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Interest and Other Income.  Interest and other income increased $2.4 million to $3.0 million for the six months ended June 30, 2009, compared to $0.5 million for the six months ended June 30, 2008.  The increase for the comparable periods was attributable to $2.8 million of interest income relating to the contribution of properties to an unconsolidated real estate fund in the first quarter of 2009.  See Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion about the contribution to Fund X.

Loss, including Depreciation, from Unconsolidated Real Estate Fund.  The loss, including depreciation, from unconsolidated real estate fund totaled $2.8 million for the six months ended June 30, 2009.  The loss represents our equity interest in the net income from the six properties owned by Fund X, including the operating income net of historical cost-basis depreciation.  During the first six months of 2008, subsequent to acquiring the six properties, the operating results from the properties were contained in our consolidated results, so there was no comparable amount recorded in this line until the properties were deconsolidated at the end of February 2009.

Interest Expense.  Interest expense increased $0.8 million, or 0.9%, to $93.8 million for the six months ended June 30, 2009, compared to $93.0 million for the six months ended June 30, 2008.  The increase for the comparable period is attributable to higher interest expense related to the change in the net asset fair value of our derivatives not designated as cash flow hedges under FAS 133.  This increase was partially offset by lower interest expense from the decrease in borrowings on our revolving credit facility, which had no outstanding borrowings as of June 30, 2009.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.3 billion at June 30, 2009, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.   See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  Historically, we have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.  At June 30, 2009, there were no borrowings outstanding, so the entire balance was available to us under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility is scheduled to mature on October 30, 2009 but we have two one-year extensions available to us.  However, it is possible that we may not satisfy specified criteria, which could result in the reduction of the availability under the facility upon extension.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  At June 30, 2009, 99% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

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

In October 2008, we completed the initial closing of Fund X.  Fund X initially contemplated a fund raising period through July 2009, which has now been extended until later this year.  The Fund will have an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.

At June 30, 2009, our total borrowings under secured loans, including the portion of debt attributable to our equity interest in Fund X, and excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 71.1% of our total market capitalization of $4.8 billion.  Total market capitalization includes our portion of the consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at June 30, 2009 on the New York Stock Exchange of $8.99 per share.

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

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  The availability of liquidity over the long-term will be impacted by the magnitude and duration of the current economic downturn and unfavorable credit market conditions, among other things.  This could impact the availability of capital in the future and could impact the interest rates and other terms of borrowings or equity that we do obtain, which could materially and adversely effect our liquidity, capital resources, and results of operations.

Contractual Obligations

During the first six months of 2009, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2009, we had an equity investment of $102.2 million in Fund X, an unconsolidated real estate fund to which we contributed six properties.  Fund X has debt outstanding, which is secured by the six properties we contributed, totaling $365 million at June 30, 2009 as summarized in the following table:

Type of Debt	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)	08/18/13	LIBOR + 1.65%	5.52%	09/14/12

(1)	Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees. The total effective rate on an actual/365-day basis is 5.59% at June 30, 2009.
(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.

Cash Flows

Our cash flow from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $4.9 million to $95.7 million for the six months ended June 30, 2009, compared to $90.8 million for the six months ended June 30, 2008.  The increase reflects higher net cash flow from existing properties that generated improved results.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased $614.8 million to $28.0 million for the six months ended June 30, 2009 compared to $642.8 million for the six months ended June 30, 2008.  The decrease was attributable to the absence of any property acquisitions during the six months ended June 30, 2009 in comparison to the seven properties acquired during the comparable period of 2008.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash used in financing activities totaled $33.1 million for the six months ended June 30, 2009 compared to net cash provided by financing activities totaling $548.9 million for the six months ended June 30, 2008.  The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2008.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2009, 99%, or $3.2 billion of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at June 30, 2009, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $90.  We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate.  The sensitivity analysis does not take into consideration possible changes in the balances of fair value of our floating rate debt.

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

As of June 30, 2009, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended June 30, 2009.

Purchases.  We made the following purchases of our share equivalents during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
April 2009	200,000	7.18
May 2009	─	─
June 2009	─	─
Total	200,000	7.18

All purchases were made in open market transactions, and were not made pursuant to a publicly announced program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 11, 2009.  Approximately 87% of the eligible shares were voted.  A detailed description of the matters voted upon at the meeting is contained in our proxy statement, which was filed with the SEC on April 30, 2009.  The voting results for each of the proposals are as follows:

Proposal	For	Withheld/ Against	Abstain	Broker Non-Votes
1. Election of directors:
Dan A. Emmett	104,928,209	781,504
Jordan L. Kaplan	105,188,956	520,757
Kenneth M. Panzer	105,038,956	670,757
Leslie E. Bider	102,668,322	3,041,391
Victor J. Coleman	102,171,048	3,538,665
Ghebre Selassie Mehreteab	104,661,168	1,048,545
Thomas E. O’Hern	104,661,268	1,048,445
Dr. Andrea Rich	102,665,668	3,044,045
William Wilson III	105,194,461	515,252
2. Ratification of Ernst & Young LLP as independent registered public accounting firm:	104,653,813	1,045,511	10,387	─
3. To approve amendments to the Company’s 2006 Omnibus Stock Incentive Plan:	79,712,455	16,817,560	187,171	8,988,385

Item 5.  Other Information

(a)                 Additional Disclosures.  None.

(b)                 Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2009.  Please see the discussion of our procedures in our most recent proxy statement.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Amendment #1 to the Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (+)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)
In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(+)	Denotes management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.
Date: August 6, 2009	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer