Form 10-Q
period 2009-11-05
Douglas Emmett Inc
filed 2009-11-05
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Shares of beneficial interest,	121,559,388 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(unaudited and in thousands, except for share data)

	September 30, 2009	December 31, 2008
Assets
Investment in real estate:
Land	$835,407	$900,213
Buildings and improvements	5,014,894	5,528,567
Tenant improvements and lease intangibles	521,909	552,536
	6,372,210	6,981,316
Less: accumulated depreciation	(634,123)	(490,125)
Net investment in real estate	5,738,087	6,491,191

Cash and cash equivalents	63,834	8,655
Tenant receivables, net	1,530	2,427
Deferred rent receivables, net	38,108	33,039
Interest rate contracts	129,901	176,255
Acquired lease intangible assets, net	12,901	18,163
Investment in unconsolidated real estate fund	99,189	-
Other assets	29,349	31,304
Total assets	$6,112,899	$6,761,034

Liabilities
Secured notes payable, including loan premium	$3,274,743	$3,692,785
Accounts payable and accrued expenses	75,916	69,445
Security deposits	32,034	35,890
Acquired lease intangible liabilities, net	147,548	195,036
Interest rate contracts	283,591	407,492
Dividends payable	12,155	22,856
Other liabilities	-	57,316
Total liabilities	3,825,987	4,480,820

Equity
Douglas Emmett, Inc. stockholders' equity:
Common stock, $0.01 par value 750,000,000 authorized, 121,554,388 and 121,897,388 outstanding at September 30, 2009 and December 31, 2008, respectively.	1,216	1,219
Additional paid-in capital	2,289,094	2,284,429
Accumulated other comprehensive income (loss)	(210,152)	(274,111)
Accumulated deficit	(290,948)	(236,348)
Total Douglas Emmett, Inc. stockholders' equity	1,789,210	1,775,189
Noncontrolling interests	497,702	505,025
Total equity	2,286,912	2,280,214
Total liabilities and equity	$6,112,899	$6,761,034
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Office rental
Rental revenues	$99,463	$112,787	$307,219	$323,016
Tenant recoveries	8,059	8,335	23,159	22,523
Parking and other income	15,939	18,967	49,977	53,772
Total office revenues	123,461	140,089	380,355	399,311

Multifamily rental
Rental revenues	15,980	16,483	48,174	50,130
Parking and other income	986	1,081	3,110	3,083
Total multifamily revenues	16,966	17,564	51,284	53,213

Total revenues	140,427	157,653	431,639	452,524

Operating Expenses
Office expense	38,691	44,201	115,668	121,924
Multifamily expense	4,560	4,369	13,363	12,888
General and administrative	5,585	5,243	17,895	16,257
Depreciation and amortization	55,529	63,611	172,332	184,218
Total operating expenses	104,365	117,424	319,258	335,287

Operating income	36,062	40,229	112,381	117,237

Gain on disposition of interest in unconsolidated real estate fund	-	-	5,573	-
Interest and other income	56	(43)	3,030	489
Loss, including depreciation, from unconsolidated real estate fund	(1,904)	-	(4,710)	-
Interest expense	(45,326)	(52,586)	(139,154)	(145,580)
Net loss	(11,112)	(12,400)	(22,880)	(27,854)

Less: Net loss attributable to noncontrolling interests	2,306	2,704	4,725	6,230
Net loss attributable to common stockholders	$(8,806)	$(9,696)	$(18,155)	$(21,624)

Net loss attributable to common stockholders
per share – basic and diluted	$(0.07)	$(0.08)	$(0.15)	$(0.18)

Dividends declared per common share	$0.1000	$0.1875	$0.3000	$0.5625

Weighted average shares of common stock
outstanding – basic and diluted	121,485,711	121,509,098	121,547,569	120,372,893

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(22,880)		$(27,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash profit sharing allocation to consolidated real estate fund	660		-
Loss, including depreciation, from unconsolidated real estate fund	4,710		-
Depreciation and amortization	172,332		184,218
Net accretion of acquired lease intangibles	(25,470)		(32,330)
Gain on disposition of interest in unconsolidated real estate fund	(5,573)		-
Amortization of deferred loan costs	1,573		1,417
Amortization of loan premium	(3,742)		(3,530)
Non-cash market value adjustments on interest rate contracts	14,971		12,908
Non-cash amortization of stock-based compensation	3,558		3,263
Change in working capital components:
Tenant receivables	753		267
Deferred rent receivables	(6,674)		(10,886)
Accounts payable, accrued expenses and security deposits	15,115		6,599
Other assets	(4,677)		2,746
Net cash provided by operating activities	144,656		136,818

Investing Activities
Capital expenditures and property acquisitions	(31,266)		(656,758)
Deconsolidation of Douglas Emmett Fund X, LLC	(6,625)		-
Net cash used in investing activities	(37,891)		(656,758)

Financing Activities
Proceeds from long-term borrowings	82,640		1,510,425
Deferred loan costs	(21)		(6,745)
Repayment of borrowings	(106,665)		(858,400)
Net change in short-term borrowings	(25,275)		(20,300)
Contributions by Douglas Emmett Fund X, LLC investors	66,074		-
Contributions by noncontrolling interests	450		319
Distributions to noncontrolling interests	(13,426)		(21,239)
Redemption of noncontrolling interests	(2,880)		(23,758)
Issuance of common stock	─		667
Repurchase of common stock	(5,337)	─
Cash dividends	(47,146)		(64,717)
Net cash (used in) provided by financing activities	(51,586)		516,252

Increase (decrease) in cash and cash equivalents	55,179		(3,688)
Cash and cash equivalents at beginning of period	8,655		5,843
Cash and cash equivalents at end of period	$63,834		$2,155

Noncash transactions:
Investing activity related to contribution of properties to unconsolidated real estate fund	$476,852	$	─
Financing activity related to contribution of debt and noncontrolling interest to unconsolidated real estate fund	$(483,477)	$	─

  See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc., a Maryland corporation incorporated on June 28, 2005, is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and our subsidiaries, we own, manage, lease, acquire and develop real estate.  As of September 30, 2009, we owned a portfolio of 49 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land that we lease to third parties. All of our properties are 100% owned except Honolulu Club (78,000 square feet), which is owned by a consolidated joint venture in which we own a 66.7% interest. We also own an interest in six additional properties totaling 1.4 million square feet, through our ownership of an equity interest in an unconsolidated real estate fund, Douglas Emmett Fund X, LLC (Fund X), which we manage.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.  We qualified as a REIT for federal income tax purposes beginning with our initial taxable year ending December 31, 2006 and expect to maintain such qualification.

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

Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described in Note 2 below, the results of the six properties we acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to Fund X in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

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

We did not make any acquisitions during the nine months ended September 30, 2009.

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

On March 26, 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings, all located in our core Los Angeles submarkets (Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills), for a contract price of approximately $610 million.  Subsequent to acquiring the properties, we entered into a non-recourse $365 million term loan secured by the six-property portfolio.

In connection with the initial closing of Fund X in October 2008, (i) we contributed to Fund X the portfolio of six Class A office properties that we acquired in March 2008 and (ii) we transferred to Fund X the related $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  Because the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, Fund X distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment.  We recognized a gain of $5,573 on the disposition of the interest in Fund X we did not retain.

The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of each acquisition, and in the case of the properties contributed to Fund X, only until the end of February 2009, when the properties were deconsolidated from our financial statements.  Beginning in February 2009, we have accounted for our interest in Fund X under the equity method.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

3. Segment Reporting

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The products for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental.

Asset information by segment is not reported because we do not use this measure to assess performance and make decisions to allocate resources.  Therefore, depreciation and amortization expense is not allocated among segments.  Interest and other income, management services, general and administrative expenses, interest expense, depreciation and amortization expense and net derivative gains and losses are not included in segment profit as our internal reporting addresses these items on a corporate level.

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.  Not all companies may calculate segment profit in the same manner.  We consider segment profit to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

The following table represents operating activity within our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Office Segment	2009	2008	2009	2008
Rental revenue	$123,461	$140,089	$380,355	$399,311
Rental expense	(38,691)	(44,201)	(115,668)	(121,924)
Segment profit	84,770	95,888	264,687	277,387

Multifamily Segment
Rental revenue	16,966	17,564	51,284	53,213
Rental expense	(4,560)	(4,369)	(13,363)	(12,888)
Segment profit	12,406	13,195	37,921	40,325

Total segments' profit	$97,176	$109,083	$302,608	$317,712

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total segments' profit	$97,176	$109,083	$302,608	$317,712
General and administrative expenses	(5,585)	(5,243)	(17,895)	(16,257)
Depreciation and amortization	(55,529)	(63,611)	(172,332)	(184,218)
Gain on disposition of interest in
unconsolidated real estate fund	-	-	5,573	-
Interest and other income	56	(43)	3,030	489
Loss, including depreciation,
from unconsolidated real estate fund	(1,904)	-	(4,710)	-
Interest expense	(45,326)	(52,586)	(139,154)	(145,580)
Net loss	(11,112)	(12,400)	(22,880)	(27,854)
Less: Net loss attributable to
noncontrolling interests	2,306	2,704	4,725	6,230
Net loss attributable to common stockholders	$(8,806)	$(9,696)	$(18,155)	$(21,624)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	September 30, 2009	December 31, 2008
Deferred loan costs, net of accumulated amortization of $4,544 and $3,336 at September 30, 2009 and December 31, 2008, respectively	$4,839	$9,714
Restricted cash	2,941	2,934
Prepaid interest	347	4,360
Prepaid expenses	5,762	3,845
Interest receivable	9,924	5,938
Other indefinite-lived intangible	1,988	1,988
Other	3,548	2,525
Total other assets	$29,349	$31,304

We incurred deferred loan cost amortization expense of $483 and $577 for the three months ended September 30, 2009 and 2008, respectively, and $1,573 and $1,417 for the nine months ended September 30, 2009 and 2008, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30, 2009	December 31, 2008
Accounts payable	$36,789	$30,429
Accrued interest payable	26,020	22,982
Deferred revenue	13,107	16,034
Total accounts payable and accrued expenses	$75,916	$69,445

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	September 30, 2009	December 31, 2008
Above-market tenant leases	$32,770	$34,227
Accumulated amortization	(22,842)	(19,094)
Below-market ground leases	3,198	3,198
Accumulated amortization	(225)	(168)
Acquired lease intangible assets, net	$12,901	$18,163

Below-market tenant leases	$261,523	$288,437
Accumulated accretion	(127,375)	(106,950)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,800)	(2,651)
Acquired lease intangible liabilities, net	$147,548	$195,036

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date (1)	September 30, 2009	December 31, 2008	Variable Rate	Effective Annual Fixed Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (3)	06/01/12	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II (3)	06/01/12	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)(5)	08/31/12	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Term Loan (6)	08/18/13	-	365,000	--	--	--
Fannie Mae Loan III (3)	02/01/15	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV (3)	02/01/15	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (7)	04/01/15	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V (3)	02/01/16	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI (3)	06/01/17	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,240,000	3,605,000		5.10%

Variable Rate:
Wells Fargo Loan (8)	03/01/10(9)	18,000	18,000	LIBOR + 1.25%	--	--
Secured Revolving Credit Facility (10)	10/30/09(11)	-	49,300	LIBOR / Fed Funds+(12)	--	--
Subtotal		3,258,000	3,672,300
Unamortized Loan Premium (13)		16,743	20,485
Total		$3,274,743	$3,692,785

(1)	As of September 30, 2009, the weighted average remaining life of our total outstanding debt is 3.3 years, and the weighted average remaining life of the interest rate swaps is 1.6 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on credit line.  The total effective rate on an actual/365-day basis is 5.17% at September 30, 2009.

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

(7)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	This loan is held by a consolidated entity in which our operating partnership holds a two-thirds interest. The loan has a one-year extension option.
(9)	Represents maturity date of March 1, 2010, which we have the option to extend to March 1, 2011.
(10)
This revolving credit facility is secured by nine properties and has no borrowings outstanding.  We exercised a one-year extension option and renewed the credit facility for $350 million (reduced from $370 million, but on the same pricing and otherwise on the same terms and conditions as prior to the extension).  A second one-year extension option remains available.  See Note 15.

(11)	Represents maturity date of October 30, 2009, which we have the option to extend to October 30, 2011. We have exercised the first one-year extension option. See Note 15 for further information.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at September 30, 2009, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending September 30:
2010	$18,000
2011	-
2012	2,688,080
2013	-
2014	-
Thereafter	551,920
Total future principal payments	$3,258,000

Secured Revolving Credit Facility
We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC.  At September 30, 2009, there were no borrowings outstanding, so the entire balance was available to us under this credit facility.  Amounts outstanding under the facility bear interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the total amount outstanding is $262.5 million or less.  However, if the total amount outstanding is greater than $262.5 million, then the amounts bear interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  Undrawn amounts under the credit facility bear interest at 15 basis points.  We have exercised the first of two one-year extension options and have renewed the facility through October 2010 for $350 million under the same terms and conditions that existed prior to the extension.  See Note 15 for further information.

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

Cash Flow Hedges of Interest Rate Risk
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The ineffectiveness attributable to a mismatch in the underlying rate indices of the hedged item and the related derivative resulted in our recording a loss of $218 and $97 for the three months ended September 30, 2009 and 2008, respectively, and recording a loss of $498 and $11 for the nine months ended September 30, 2009 and 2008, respectively.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

Amounts accumulated in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $131.5 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

As of September 30, 2009, approximately 99% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges, as summarized below:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	36	$3,240,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc., we entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of September 30, 2009, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Pay-Fixed Swaps	25	$2,205,000
Receive-Fixed Swaps	25	$2,205,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

None of the swaps or caps in the preceding table was designated as an accounting hedge and, as a result, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate net asset fair value of these swaps decreased $4.8 million and $5.5 million for the three months ended September 30, 2009 and 2008, respectively, and $14.5 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net asset fair value was recorded as additional interest expense. Included in the net $12.9 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of a new accounting pronouncement related to fair value measurements in the first quarter of 2008.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB).  Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as accounting hedges will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting.

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income (loss) to interest expense, which increased interest expense by $36.8 million and $19.1 million for the three months ended September 30, 2009 and 2008, respectively, and $107.1 million and $45.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table represents the fair values of derivative instruments as of September 30, 2009:

Derivative fair values, disclosed as “Interest Rate Contracts”:	Assets		Liabilities
Derivatives designated as accounting hedges	$	─	$182,091
Derivatives not designated as accounting hedges		129,901	101,500
Total derivatives		$129,901	$283,591

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

The following table represents the effect of derivative instruments on our consolidated statements of operations for the three and nine months ended September 30, 2009:

	Interest Rate Contracts
Derivatives in Designated Cash Flow Hedging Relationships:	Three months ended September 30, 2009	Nine months ended September 30, 2009
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(28,462)	$(37,415)

Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	$(36,832)	$(107,147)

Location of gain (loss) reclassification from accumulated OCI into earnings (effective portion)	Interest expense	Interest expense

Amount of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(218)	$(498)

Location of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest expense	Interest expense

	Interest Rate Contracts
Derivatives Not Designated as Cash Flow Hedges:	Three months ended September 30, 2009	Nine months ended September 30, 2009
Amount of realized and unrealized gain (loss) recognized in earnings on derivatives	$61	$(156)

Location of gain (loss) recognized in earnings on derivatives	Interest expense	Interest expense

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on any of our indebtedness, including any default where repayment of the indebtedness has not been accelerated by the lender.  We have agreements with certain of our derivative counterparties that contain a provision under which, if we fail to maintain a minimum cash and cash equivalents balance of $1 million, then the derivative counterparty would have the right to terminate the derivative.  There have been no events of default on any of our derivatives.

As of September 30, 2009, the fair value of derivatives in a net liability position was $169.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

Fair Value Measurement
The FASB has established a framework for measuring fair value and expanded disclosures about fair value measurements.  It emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the FASB established a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below are measured at fair value as of September 30, 2009 and aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Interest Rate Contracts	$	─	$129,901	$	─	$129,901
Liabilities
Interest Rate Contracts	$	─	$283,591	$	─	$283,591

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 22% of our operating partnership at September 30, 2009.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.  Prior to January 1, 2009 (the effective date for a new accounting pronouncement on noncontrolling interests), we calculated the book value of net assets allocable to noncontrolling interests (formerly referred to as minority interests), and adjusted the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of September 30, 2009.

The table below represents our condensed consolidated statement of stockholders’ equity:

	Total Equity	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2009, as reported	$2,280,214	$1,775,189	$505,025
Comprehensive income (loss):
Net loss	(22,880)	(18,155)	(4,725)
Other comprehensive income (loss)	69,732	52,069	17,663
Comprehensive income (loss)	46,852	33,914	12,938
Contributions	450	-	450
Dividends and distributions	(49,660)	(36,445)	(13,215)
Redemption of operating partnership units	(8,217)	2,435	(10,652)
Stock compensation	5,373	2,227	3,146
Deconsolidation of Douglas Emmett Fund X, LLC	11,900	11,890	10
Balance as of September 30, 2009	$2,286,912	$1,789,210	$497,702

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(11,112)	$(12,400)	$(22,880)	$(27,854)
Cash flow hedge adjustment	9,428	(7,866)	69,286	5,119
Equity interest in other comprehensive income (loss)
of unconsolidated real estate fund	(1,058)	-	446	-
Comprehensive income (loss)	(2,742)	(20,266)	46,852	(22,735)
Less: Comprehensive income (loss) attributable to
noncontrolling interests	658	2,704	(12,938)	6,230
Comprehensive income (loss) attributable to
common stockholders	$(2,084)	$(17,562)	$33,914	$(16,505)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

Dividends
During the first nine months of 2009 and 2008, we declared quarterly dividends of $0.10 and $0.1875 per share, respectively, which equals an annualized rate of $0.40 and $0.75 per share, respectively.

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

Equity Conversions and Repurchases
During the nine months ended September 30, 2009, 476,500 operating partnership units were converted to shares of common stock.  During the nine months ended September 30, 2009, we repurchased 819,500 share equivalents in open market transactions and 250,000 share equivalents in a private transaction for a total combined consideration of approximately $8.2 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to common stockholders	$(8,806)	$(9,696)	$(18,155)	$(21,624)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital
for redemption of operating partnership units	2,307	4,707	7,044	193,330
Change from net income attributable to common
stockholders and transfers from
noncontrolling interests	$(6,499)	$(4,989)	$(11,111)	$171,706

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

During the first quarter of 2009, we granted approximately 3.6 million long-term incentive units and stock options with a total fair market value of $6.5 million. No additional grants were made during the first nine months of 2009. Upon the vesting of equity awards, we recognized non-cash compensation expense of $1.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.  An additional $1.4 million of immediately-vested equity awards were granted during the first quarter of 2009 to satisfy a portion of the bonuses accrued during 2008 and an additional $2.2 million of immediately-vested equity awards were granted during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended September 30, 2009 and 2008 totaled $162 and $232, respectively, and $471 and $661 for the nine months ended September 30, 2009 and 2008, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2009 were as follows:

Twelve months ending September 30:
2010	$355,183
2011	311,739
2012	262,490
2013	215,008
2014	155,418
Thereafter	402,166
Total future minimum base rentals	$1,702,004

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Future Minimum Lease Payments
We currently lease portions of the land underlying two of our office properties after acquiring, in December 2008, the fee title to a third parcel of land that we leased during 2008 as more fully described in the notes to consolidated financial statements contained in our 2008 Annual Report on Form 10-K. We expensed ground lease payments in the amount of $546 and $809 for the three months ended September 30, 2009 and 2008, respectively, and $1,602 and $2,400 for the nine months ended September 30, 2009 and 2008, respectively.

The following is a schedule of our minimum ground lease payments as of September 30, 2009:

Twelve months ending September 30:
2010	$733
2011	733
2012	733
2013	733
2014	733
Thereafter	3,237
Total future minimum lease payments	$6,902

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

11. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At September 30, 2009, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately $3.2 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 8.

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

In October 2008, we contributed these six properties, the related $365 million term loan, and the benefits and burdens of the related swap agreement to Fund X in exchange for an interest in the common equity of Fund X, which became an unconsolidated equity investment in February 2009.  See Note 2 for further information.  If Fund X fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $41.9 million as of September 30, 2009. As of September 30, 2009, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 23 properties in our portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2009, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the nine months ended September 30, 2009 and 2008, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and nine months ended September 30, 2009 and 2008, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements—(continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature

On July 1, 2009 the FASB released the authoritative version of the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP.  Codification Topic 105, Generally Accepted Accounting Principles, established that the Codification is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, therefore the Codification includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  All previous references to FASB Accounting Standards (FASs), FASB Staff Positions (FSPs) or Emerging Issues Task Force Abstracts (EITFs) are now replaced by the Accounting Standards Codification Topics (ASCs) that contain the relevant and current accounting pronouncements.  Modifications to the Codification, will come in the form of Accounting Standards Updates (ASUs) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for our financial statements for the fiscal quarter ending September 30, 2009 and the principal impact is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

On January 1, 2009, we adopted new FASB guidance contained in ASC 805, which changes the method of accounting for business combinations.  Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  ASC 805 requires that transaction costs such as legal, accounting and advisory fees be expensed.  ASC 805 also includes a substantial number of new disclosure requirements.  The adoption of ASC 805 did not have a material effect on our financial position or results of operations.

On January 1, 2009, we adopted new FASB guidance contained in ASC 810, which establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement.  ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.  The adoption of ASC 810 did not have a material effect on our financial position or results of operations, other than presentation differences.

On January 1, 2009, we adopted new FASB guidance contained in ASC 815, which expands disclosure requirements for an entity's derivative and hedging activities.  Under ASC 815, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  In order to meet these requirements, entities must include quantitative disclosures about derivative fair values and gains/losses on derivative instruments, qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements.  The adoption of ASC 815 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.

On January 1, 2009, we adopted new FASB guidance contained in ASC 260, which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, and as participating securities, they must be included in the computation of EPS pursuant to the two-class method.  The adoption of ASC 260 did not have a material effect on our financial position or results of operations.

On April 1, 2009, we adopted new FASB guidance contained in ASC 825, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements.  The adoption of ASC 825 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.

On April 1, 2009, we adopted new FASB guidance contained in ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of ASC 855 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.  See Note 15 for subsequent events disclosure.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167).  The statement is not yet effective, and therefore has not been assigned a topic number under the Codification.  This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  FAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009, which for us means January 1, 2010.  We are currently evaluating the impact that FAS 167 will have on our financial statements.

15. Subsequent Events

Prior to quarter end, we exercised the first of two one-year extension options that were available to us on our secured revolving credit facility.  On October 30, 2009, we completed the extension of the facility through October 30, 2010 for $350 million (reduced from $370 million, but on the same pricing and otherwise on the same terms and conditions as prior to the extension).  The extended facility has one additional one-year extension available.

We evaluated subsequent events through November 5, 2009, the date on which these financial statements were issued, and were not aware of any other events that were material.

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

Historical Results of Operations

Overview
Our results of operations for the three and nine months ended September 30, 2008 and 2009 consists of the rental operations for 48 office properties and nine multifamily properties that we owned during both comparable periods as well as seven office properties that were owned for less than both comparable periods as described in Note 2 to the consolidated financial statements in Item 1 of this Report.  One of the seven properties was acquired in February 2008.  The other six properties were acquired in March 2008 and subsequently contributed to Douglas Emmett Fund X, LLC (Fund X), an institutional real estate fund that we manage and in which we own an equity interest.  The results of all seven properties are only included following their respective dates of acquisition and the results of the six contributed properties are included only through the end of February 2009, when Fund X was deconsolidated, and thereafter only to the extent of equity income or loss from our investment in Fund X.

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office revenue decreased by $16.6 million, or 11.9%, to $123.5 million for the three months ended September 30, 2009 compared to $140.1 million for the three months ended September 30, 2008.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $13.3 million, or 11.8%, to $99.5 million for the three months ended September 30, 2009 compared to $112.8 million for the three months ended September 30, 2008.  The decrease is primarily due to $12.2 million of rent reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Tenant Recoveries.  Total office tenant recoveries decreased by $0.3 million, or 3.3%, to $8.1 million for the three months ended September 30, 2009 compared to $8.3 million for the three months ended September 30, 2008.  The decrease is primarily due to $0.7 million in recoveries reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009, partially offset by an increase in recoverable tenant direct expenses.

Parking and Other Income.  Total office parking and other income decreased by $3.0 million, or 16.0%, to $15.9 million for the three months ended September 30, 2009 compared to $19.0 million for the three months ended September 30, 2008.  The decrease is primarily due to parking of $2.0 million reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009, as well as decreases in parking income of $1.0 million for the remainder of our portfolio as a result of lower occupancy and usage.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $0.6 million, or 3.4%, to $17.0 million for the three months ended September 30, 2009, compared to $17.6 million for the three months ended September 30, 2008.  The decrease is primarily due to a decline in rental income attributable to a decrease in rental rates and a slight decrease in occupancy levels for the comparable periods.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $5.5 million, or 12.5%, to $38.7 million for the three months ended September 30, 2009, compared to $44.2 million for the three months ended September 30, 2008.  The decrease is primarily due to $5.4 million of property operating expenses reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Depreciation and Amortization.  Depreciation and amortization expense decreased $8.1 million, or 12.7%, to $55.5 million for the three months ended September 30, 2009, compared to $63.6 million for the three months ended September 30, 2008.  The decrease is primarily due to $7.6 million of depreciation and amortization reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Fund.  The loss, including depreciation, from unconsolidated real estate fund totaled $1.9 million for the three months ended September 30, 2009.  The loss represents our equity interest in the net income from the six properties owned by Fund X, including the operating income net of historical cost-basis depreciation.  During the third quarter of 2008, these six properties were contained in our consolidated results, so there was no comparable amount recorded in this line until the properties were deconsolidated at the end of February 2009.

Interest Expense.  Interest expense decreased $7.3 million, or 13.8%, to $45.3 million for the three months ended September 30, 2009, compared to $52.6 million for the three months ended September 30, 2008.  This decrease is primarily due to lower levels of outstanding debt during the third quarter of 2009 in comparison to the prior year, including our revolving credit facility, which had no outstanding borrowings during the third quarter of 2009, and the deconsolidation of debt associated with the six properties contributed to an unconsolidated real estate fund in the first quarter of 2009.

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

Revenues

Total Office Revenue.  For the reasons described below, total office revenue decreased by $19.0 million, or 4.7%, to $380.4 million for the nine months ended September 30, 2009 compared to $399.3 million for the nine months ended September 30, 2008.

Rental Revenue.  Total office rental revenue decreased by $15.8 million, or 4.9%, to $307.2 million for the nine months ended September 30, 2009 compared to $323.0 million for the nine months ended September 30, 2008.  The decrease is primarily due to $17.4 million of rent reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009, partially offset by increases totaling $1.6 million for the remainder of our portfolio.  The increase of $1.6 million is a result of rate increases for new and renewal tenants, partially offset by lower occupancy.

Tenant Recoveries.  Total office tenant recoveries increased by $0.6 million, or 2.8%, to $23.2 million for the nine months ended September 30, 2009 compared to $22.5 million for the nine months ended September 30, 2008.  The increase is due to an adjustment in 2008 to reduce tenant recovery revenue related to property tax accruals, with no corresponding adjustment recorded in 2009, partially offset by $0.7 million in recoveries reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Parking and Other Income.  Total office parking and other income decreased by $3.8 million, or 7.1%, to $50.0 million for the nine months ended September 30, 2009 compared to $53.8 million for the nine months ended September 30, 2008.  The decrease is primarily due to parking of $2.6 million reflected in our 2008 consolidated results from the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009, as well as well as a decrease of $1.2 million for the remainder of our portfolio as a result of lower occupancy and usage.

Total Multifamily Revenue.  Total multifamily revenue decreased by $1.9 million, or 3.6%, to $51.3 million for the nine months ended September 30, 2009, compared to $53.2 million for the nine months ended September 30, 2008.  The decrease is primarily due to lower amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO, thus causing a decline when comparing the 2009 and 2008 periods, as well as a decline in rental rates for the comparable periods.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $6.3 million, or 5.1%, to $115.7 million for the nine months ended September 30, 2009, compared to $121.9 million for the nine months ended September 30, 2008.  The decrease is primarily due to $7.8 million in office rental expenses reflected in our 2008 consolidated results to the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009, partially offset by an increase in office rental expenses in our portfolio.  Total office expenses increased in our portfolio by $1.5 million primarily as a result of lower comparable property tax accruals in the prior period, partially offset by lower janitorial costs and ground rent payments in the current period.

General and Administrative Expenses.  General and administrative expenses increased $1.6 million, or 10.1%, to $17.9 million for the nine months ended September 30, 2009, compared to $16.3 million for the nine months ended September 30, 2008.  The increase is primarily due to the timing of accruals related to compensation, including equity awards that are expensed over the multi-year vesting period.

Depreciation and Amortization.  Depreciation and amortization expense decreased $11.9 million, or 6.5%, to $172.3 million for the nine months ended September 30, 2009, compared to $184.2 million for the nine months ended September 30, 2008.  The decrease is primarily due to $10.7 million in depreciation and amortization reflected in our 2008 consolidated results related to the six properties we contributed to an unconsolidated real estate fund during the first quarter of 2009.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to Fund X as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Interest and Other Income.  Interest and other income increased $2.5 million to $3.0 million for the nine months ended September 30, 2009, compared to $0.5 million for the nine months ended September 30, 2008.  The increase for the comparable periods was attributable to $2.3 million of income relating to the six properties contributed to an unconsolidated real estate fund in the first quarter of 2009.  See Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion about the contribution to Fund X.

Loss, including Depreciation, from Unconsolidated Real Estate Fund.  The loss, including depreciation, from unconsolidated real estate fund totaled $4.7 million for the nine months ended September 30, 2009.  The loss represents our equity interest in the net loss from the six properties owned by Fund X, including the operating income of the properties, net of our historical cost-basis depreciation.  During the first nine months of 2008, subsequent to acquiring the six properties, the operating results from the properties were contained in our consolidated results, so there was no comparable amount recorded in this line until the properties were deconsolidated at the end of February 2009.

Interest Expense.  Interest expense decreased $6.4 million, or 4.4%, to $139.2 million for the nine months ended September 30, 2009, compared to $145.6 million for the nine months ended September 30, 2008.  This decrease is primarily due to lower levels of outstanding debt during the first nine months of  2009 in comparison to the prior year, including our revolving credit facility, which had no outstanding borrowings for the majority of the nine months ended September 30, 2009, and the deconsolidation of debt associated with the six properties contributed to an unconsolidated real estate fund in the first quarter of 2009.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.3 billion at September 30, 2009, excluding a loan premium representing the mark-to-market adjustment on variable rate debt resulting from our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have a revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $370 million.  Historically, we have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.  At September 30, 2009, the total amount of the facility was $370 million and there were no borrowings outstanding, so the entire balance was available to us.  The facility was scheduled to mature on October 30, 2009 with two one-year extensions available to us.  We have exercised the first of the two one-year extensions and, subsequent to quarter end, we completed the extension of the facility through October 2010 for $350 million (reduced from $370 million, but on the same pricing and otherwise on the same terms and conditions as prior to the extension).  Amounts outstanding under the facility bear interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the total amount outstanding is $262.5 million or less.  However, if the total amount outstanding is greater than $262.5 million, then the amounts bear interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  Undrawn amounts under the credit facility bear interest at 15 basis points.  We have the option to further extend the facility for an additional one year to October 30, 2011.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  At September 30, 2009, 99% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

None of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations, which remain at variable rates, are our revolving credit facility described above, whose maturity can be extended, under certain conditions, to October 30, 2011, and an $18 million secured acquisition loan, whose maturity can be extended, under certain conditions, to March 1, 2011.

In October 2008, we completed the initial closing of Fund X.  The fund raising period for Fund X expired in October 2009, although we are in discussions concerning the possible admission of additional investors.  The Fund will have an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.

At September 30, 2009, our total borrowings under secured loans, including the portion of debt attributable to our equity interest in Fund X, and excluding the portion of consolidated debt attributable to our minority partner on the Honolulu Club joint venture, represented 64.3% of our total market capitalization of $5.3 billion.  Total market capitalization includes our portion of the consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at September 30, 2009 on the New York Stock Exchange of $12.28 per share.

The nature of our business will cause us to have substantial liquidity needs over both the short term and the long term.  We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing on our secured revolving credit facility.  We anticipate that cash provided by operations and borrowings under our secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity. We will seek to satisfy these needs through cash flow from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  The availability of liquidity over the long-term will be impacted by the magnitude and duration of the current economic downturn and unfavorable credit market conditions, among other things.  This could impact the availability of capital in the future and could impact the interest rates and other terms of borrowings or equity that we do obtain, which could materially and adversely effect our liquidity, capital resources and results of operations.

Contractual Obligations

During the first nine months of 2009, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2008 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2009, we had an equity investment of $99.2 million in Fund X, an unconsolidated real estate fund to which we contributed six properties.  Fund X has debt outstanding, which is secured by the six properties we contributed, totaling $365 million at September 30, 2009 as summarized in the following table:

Type of Debt	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)	08/18/13	LIBOR + 1.65%	5.52%	09/14/12

(1)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees.  The total effective rate on an actual/365-day basis is 5.59% at September 30, 2009.

(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.

Cash Flows

Our cash flow from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $7.8 million to $144.7 million for the nine months ended September 30, 2009, compared to $136.8 million for the nine months ended September 30, 2008.  The increase reflects higher net cash flow from existing properties that generated improved results.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased $618.9 million to $37.9 million for the nine months ended September 30, 2009 compared to $656.8 million for the nine months ended September 30, 2008.  The decrease was attributable to the absence of any property acquisitions during the nine months ended September 30, 2009 in comparison to the seven properties acquired during the comparable period of 2008.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash used in financing activities totaled $51.6 million for the nine months ended September 30, 2009 compared to net cash provided by financing activities totaling $516.3 million for the nine months ended September 30, 2008.  The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2008.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2009, approximately $3.2 billion, or 99%, of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at September 30, 2009, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $90.  We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate.  The sensitivity analysis does not take into consideration possible changes in the balances of fair value of our floating rate debt.

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

As of September 30, 2009, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness in design and operation of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended September 30, 2009.

Purchases.  We made the following purchases of our share equivalents during the three months ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Share Equivalents Purchased	(b) Average Price Paid per Share (or Unit)
July 2009	─	─
August 2009	250,000	$11.52
September 2009	─	─
Total	250,000

All purchases were made in private unsolicited transactions, not pursuant to a publicly announced program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)      Additional Disclosures.  None.

(b)      Stockholder Nominations.  There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2009.  Please see the discussion of our procedures in our most recent proxy statement.

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

DOUGLAS EMMETT, INC.
Date: November 5, 2009	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer