Form 10-K
period 2009-12-31
Douglas Emmett Inc
filed 2010-02-26
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
Commission file number:  1-33106

Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, 2nd Floor
Santa Monica, California 90401
(310) 255-7700
(Address, including Zip Code and Telephone Number, including Area Code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ x ] or No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes [ ] or No [ x ]

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
Yes [ ] or No [ ]

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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2009, was $1.0 billion.

The registrant had 121,617,198 shares of its common stock, $0.01 par value, outstanding as of February 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2010 (“Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K (this “Report”).  The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; a general downturn in the economy, such as the current global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional fund; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code); possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” of this Report.

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

PART I.
Item 1.  Business
Overview

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT) and one of the largest owners and operators of high-quality office and multifamily properties located in premier submarkets in California and Hawaii. Our consolidated portfolio of properties includes 49 office properties totaling approximately 11.9 million square feet of Class A office space and nine multifamily properties containing 2,868 apartment units.  We also own an equity interest in an unconsolidated real estate fund that owns six additional office properties totaling approximately 1.4 million square feet of Class A office space.  We manage these six properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined 55 office properties totaling approximately 13.3 million square feet.  All of these properties are concentrated in ten submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills, Burbank and Honolulu.  We focus on owning, acquiring and operating a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. We maintain a web site at www.douglasemmett.com.

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

In October 2008, we completed the initial closing of Douglas Emmett Fund X, LLC (Fund X), which is the first institutional fund formed by us since our initial public offering (IPO).  Fund X is an unconsolidated real estate fund with equity commitments totaling in excess of $300 million, of which we committed $150 million and certain of our officers committed $2.25 million on the same terms as the other investors.  Fund X contemplates an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  While the financial data in this Report does not include Fund X on a consolidated basis, much of the property level data in this Report includes the properties owned by Fund X, as we believe it assists in understanding our business.  For further information, see Note 3 to our consolidated financial statements in Item 8 of this Report.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.  We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war.  Some of our policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving substantial self-insurance portions and significant deductibles and co-payments for such events.  In addition, most of our properties are located in Southern California, an area subject to an increased risk of earthquakes.  While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes.  We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.  In addition, if certain of our properties were destroyed, we might not be able to rebuild them due to current zoning and land use regulations.  Also, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may face pressure to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire.  In that case, our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.

In addition, all of our multifamily properties are located in developed areas that include a number of other multifamily properties, as well as single-family homes, condominiums and other residential properties.  The number of competitive multifamily and other residential properties in a particular area could have a material adverse effect on our ability to lease units and on our rental rates.

Taxation of Douglas Emmett, Inc.

We believe that we qualify, and intend to continue to qualify, for taxation as a REIT under the Internal Revenue Code, although we cannot assure that this has happened or will happen. See Item 1A. Risk Factors of this Report. The following summary is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

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

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

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

We also own an interest in a subsidiary which is intended to be treated as a qualified REIT subsidiary (QRS). The Internal Revenue Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2009, we owned interests in Douglas Emmett Builders (DEB) and we have elected, jointly with DEB, for DEB to be treated as a taxable REIT subsidiary.  A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including for example regulations relating to common areas, fire and safety requirements, various environmental laws, the Americans with Disabilities Act of 1990 (ADA) and rent control laws.  Various environmental laws impose liability for release, disposal or exposure to various hazardous materials, including for example asbestos-containing materials, a substance known to be present in a number of our buildings.  Such laws could impose liability on us even if we neither knew about nor were responsible for the contamination. Under the ADA, we must meet federal requirements related to access and use by disabled persons to the extent that our properties are “public accommodations”.  The costs of our on-going efforts to comply with these laws are substantial.  Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral.

The Cities of Los Angeles and Santa Monica have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low and moderate-income housing regulations.  Such laws and regulations limit our ability to increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.  In addition, any failure to comply with low and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments.  Although under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, any subsequent increases in rental rates will remain limited by Los Angeles and Santa Monica rent control regulations.

For more information about the potential impact of laws and regulations, see Item 1A Risk Factors of this Report.

Employees

As of December 31, 2009, we employed approximately 530 people.  We believe that our relationships with our employees are good.

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

Segments

We operate in two business segments: Office Properties and Multifamily Properties.  Information related to our business segments for 2009, 2008 and 2007 is set forth in Note 15 to our consolidated financial statements in Item 8 of this Report.

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

Item 1A.  Risk Factors
The following section includes the most significant factors that may adversely affect our business and operations.  This is not an exhaustive list, and additional factors could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  This discussion of risk factors includes many forward-looking statements.  For cautions about relying on forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Risks Related to Our Properties and Our Business

All of our properties (including the unconsolidated properties owned by Fund X that we operate) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies and are susceptible to adverse local regulations and natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio.  Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas.  We are susceptible to adverse developments in the Los Angeles County, Southern California and Honolulu economic and regulatory environment (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, wildfires and other events).  In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.  Any adverse developments in the economy or real estate market in Los Angeles County, Southern California in general, or Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.  We cannot assure any level of growth in the Los Angeles County, Southern California or Honolulu economies or of our company.

Our operating performance is subject to risks associated with the real estate industry.  Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Certain events may decrease cash available for dividends, as well as the value of our properties.  These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions, such as the current global economic downturn;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly-traded REITs and institutional investment funds;

•	reductions in the level of demand for commercial space and residential units, and changes in the relative popularity of properties;

•	increases in the supply of office space and multifamily units;

•
fluctuations in interest rates and the availability of credit, such as the pronounced tightening of credit markets that has occurred in the recent liquidity crisis, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•
increases in expenses and the possible inability to recover from our tenants the increased expenses, including, without limitation, insurance costs, labor costs (the unionization of our employees and our subcontractors’ employees that provide services to our buildings could substantially increase our operating costs), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the current global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents and property values and an increased incidence of defaults under existing leases.  If we cannot operate our properties effectively, or if we do not acquire desirable properties, and when appropriate dispose of properties, on favorable terms at appropriate times, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected.  There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.  As of December 31, 2009, our total consolidated indebtedness was approximately $3.26 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.  In addition, we have available proceeds under our credit facility of $350 million, of which there is zero drawn.

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

•	our cash flows may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•
we may not meet the criteria that would allow us to exercise the remaining one-year extension on our existing revolving credit facility, which is scheduled to mature on October 30, 2010 or the availability of borrowings under the facility may be reduced upon extension.

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

If any one of these events were to occur, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected.  In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

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

This downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit has tightened significantly.  If this continues or worsens, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our institutional fund’s ability to make distributions to its members, including us.

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

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll down from time to time.  As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn, such as the current global economic downturn, and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio.  In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property.  If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.  In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.  Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investment in Fund X.

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

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, asbestos, riots or war.  In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.  As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

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

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire.  In that case, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, may be adversely affected.

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

We may be unable to renew leases or lease vacant space.  As of December 31, 2009, leases representing approximately 13.3% of the square footage of the properties in our total office portfolio will expire in 2010, and an additional 9.7% of the square footage of the properties in our total office portfolio was available for lease.  Excluding the properties held by Fund X, which are managed by us, but are only contained in our consolidated financial statements using equity accounting, the percentage of leases expiring in 2010 is 13.0% and the available square footage represents 8.3% of our owned and consolidated office portfolio.  In addition, as of December 31, 2009, approximately 1.0% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms.  We cannot assure you that leases will be renewed or that our properties will be re-leased at rental rates equal to or above our existing rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time.  In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

Furthermore, as part of our business strategy, we have focused and intend to continue to focus on securing smaller-sized companies as tenants for our office portfolios.  Smaller tenants may present greater credit risks and be more susceptible to economic downturns than larger tenants, and may be more likely to cancel or elect not to renew their leases.  In addition, we intend to actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies.  We cannot assure you that any such vacancies will be filled following a property acquisition, or that any new tenancies will be established at or above market rates.  If the rental rates for our properties decrease, other tenant incentives increase, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, would be adversely affected.

Real estate investments are generally illiquid.  Our real estate investments are relatively difficult to sell quickly.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the current economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.   Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment.  Under various provisions of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property.  In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site.  Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination.  The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral.  In addition, persons exposed to hazardous or toxic substances may sue for personal injury damages.  For example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings.  In other cases, some of our properties have been (or may have been) impacted by contamination from past operations or from off-site sources.  As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

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

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.  Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing.  Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, such as the Cities of Los Angeles and Santa Monica, have enacted rent control legislation.  All but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations.  In addition, we have agreed to provide low- and moderate-income housing in many of the units in our Honolulu multifamily portfolio in exchange for certain tax benefits.  We presently expect to continue operating and acquiring properties in areas that either are subject to these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future.  Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.  Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments.  In addition, such low- and moderate-income housing regulations require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flows from our properties subject to such regulations.  Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

We may be unable to complete acquisitions that would grow our business, and even if consummated, we may fail to successfully integrate and operate acquired properties.   Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise.  Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to significant risks, including the following:

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

•	our cash flows may be insufficient to meet our required principal and interest payments;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected.

We may be unable to successfully expand our operations into new markets.  If the opportunity arises, we may explore acquisitions of properties in new markets.  Each of the risks applicable to our ability to acquire and successfully integrate and operate properties in our current markets are also applicable to our ability to acquire and successfully integrate and operate properties in new markets.  In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets.  We may be unable to build a significant market share or achieve a desired return on our investments in new markets.  If we are unsuccessful in expanding into new markets, it could adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.  Even as a REIT for federal income tax purposes, we are required to pay some state and local taxes on our properties.  The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities.  In California, under current law, reassessment occurs primarily as a result of a “change in ownership”.  The impact of a potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value.  Therefore, the amount of property taxes we pay could increase substantially from what we have paid in the past.  If the property taxes we pay increase, our cash flows would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

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

Our executive officers will have significant influence over our affairs.   At December 31, 2009, our executive officers owned approximately 8% of our outstanding common stock, or approximately 28% assuming that they convert all of their interests in our operating partnership and exercise all of their options.  As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.  If our executive officers exercise their redemption rights with respect to their operating partnership units and we issue common stock in exchange for those units, our executive officers’ influence over our affairs would increase substantially.

Our growth depends on external sources of capital which are outside of our control.  In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our “real estate investment trust” taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows.  Consequently, we rely on third-party sources to fund our capital needs.  We may not be able to obtain financing on favorable terms or at all.  Any additional debt we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flows and cash dividends; and

•	the market price per share of our common stock.

Recently, the credit markets have been subject to significant disruptions.  If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or pay dividends to our stockholders necessary to maintain our qualification as a REIT.

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

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for certain long-term incentive plan units (LTIP units), which require us to preserve the rights of LTIP unit holders and may restrict us from amending the partnership agreement for our operating partnership in a manner that would have an adverse effect on the rights of LTIP unit holders.

Certain provisions of Maryland law could inhibit changes in control.  Certain provisions of the Maryland General Corporation Law (MGCL) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

Under their employment agreements, certain of our executive officers will have the right to terminate their employment and receive severance if there is a change of control.  We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer and William Kamer, which provide that each executive may terminate his employment under certain conditions, including after a change of control, and receive severance based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or outperformance grants plus a “gross up” for any excise taxes under Section 280G of the Internal Revenue Code.  In addition, these executive officers would not be restricted from competing with us after their departure.

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

If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results.  An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a public company.  As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation.  If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner.  Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met.  Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Our board of directors may change significant corporate policies without stockholder approval.  Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors.  These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our stockholders.  In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements.  A change in these policies could have an adverse effect on the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.  A REIT’s net income from prohibited transactions is subject to a 100% tax.  In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any property held in inventory primarily for sale to customers in the ordinary course of business.  Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties
Our total portfolio of properties consists of 49 office properties that we directly own and operate, six office properties that we operate and indirectly own through our equity interest in Fund X, and nine wholly-owned multifamily properties.  Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio
Presented below is an overview of certain information regarding our total office portfolio as of December 31, 2009:

Office Portfolio by Submarket (1)	Number of Properties	Rentable Square Feet (2)	Square Feet as a Percent of Total
West Los Angeles
Brentwood	13	1,390,773	10.4%
Olympic Corridor	5	1,096,081	8.2
Century City	3	915,980	6.9
Santa Monica	8	969,982	7.3
Beverly Hills	6	1,343,649	10.1
Westwood	2	396,807	3.0
San Fernando Valley
Sherman Oaks/Encino	11	3,181,038	23.9
Warner Center/Woodland Hills	3	2,855,868	21.4
Tri-Cities
Burbank	1	420,949	3.1
Honolulu	3	757,904	5.7
Total	55	13,329,031	100.0%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(2)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.  Total consists of 11,876,619 leased square feet (includes 164,616 square feet with respect to signed leases not commenced), 1,297,619 available square feet, 76,441 building management use square feet, and 78,352 square feet of BOMA 1996 adjustment on leased space.

The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2009:

Office Portfolio by Submarket (1)	Percent Leased(2)	Annualized Rent(3)	Annualized Rent Per Leased Square Foot (4)
West Los Angeles
Brentwood	95.4%	$51,960,077	$40.12
Olympic Corridor	92.2	33,142,369	33.69
Century City	98.5	33,392,390	37.80
Santa Monica (5)	93.9	46,478,152	51.52
Beverly Hills	88.3	45,857,663	40.43
Westwood	88.3	13,155,233	38.04
San Fernando Valley
Sherman Oaks/Encino	89.4	88,352,032	32.06
Warner Center/Woodland Hills	83.7	68,341,194	29.21
Tri-Cities
Burbank	100.0	14,173,451	33.67
Honolulu	90.5	22,603,651	34.73
Total / Weighted Average	90.3%	$417,456,212	$35.64

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(2)	Includes 164,616 square feet with respect to signed leases not yet commenced.
(3)
Represents annualized monthly cash base rent under leases commenced as of December 31, 2009 (excluding 164,616 square feet with respect to signed leases not yet commenced).  The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)
Represents annualized rent divided by leased square feet (based on the BOMA 1996 remeasurement figures set forth in note (2) to the table on the previous page, but excluding 164,616 square feet with respect to signed leases not commenced).

(5)	Includes $1,287,232 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents the submarket concentration for our total office portfolio as of December 31, 2009:

Office Portfolio by Submarket (1)	Douglas Emmett Rentable Square Feet (2)	Submarket Rentable Square Feet (3)	Douglas Emmett Market Share
West Los Angeles
Brentwood	1,390,773	3,356,126	41.4%
Olympic Corridor	1,096,081	3,022,969	36.3
Century City	915,980	10,064,599	9.1
Santa Monica	969,982	8,700,348	11.1
Beverly Hills	1,343,649	7,476,805	18.0
Westwood	396,807	4,408,094	9.0
San Fernando Valley
Sherman Oaks/Encino	3,181,038	5,721,621	55.6
Warner Center/Woodland Hills	2,855,868	7,429,172	38.4
Tri-Cities
Burbank	420,949	6,759,311	6.2
Subtotal/Weighted Average LA County	12,571,127	56,939,045	22.1%
Honolulu	757,904	5,138,514	14.7
Total	13,329,031	62,077,559	21.5%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(2)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.  Total consists of 11,876,619 leased square feet (includes 164,616 square feet with respect to signed leases not commenced), 1,297,619 available square feet, 76,441 building management use square feet, and 78,352 square feet of BOMA 1996 adjustment on leased space.

(3)	Represents competitive office space in our nine Los Angeles County submarkets and Honolulu submarket per CB Richard Ellis.

Tenant Diversification
Our total office portfolio is currently leased to approximately 2,000 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with greater than 1.0% of portfolio annualized rent in our total office portfolio as of December 31, 2009:

Office Portfolio by Tenant (1)	Number of Leases	Number of Properties	Lease Expiration(2)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(3)	Percent of Annualized Rent

Time Warner(4)	4	4	2010-2020	642,845	4.8%	$22,268,046	5.3%
AIG (Sun America Life Insurance)	1	1	2013	182,010	1.4	5,725,351	1.4
William Morris Endeavor	2	1	2019	118,612	0.9	5,602,506	1.4
Bank of America(5)	13	9	2010-2018	134,561	1.0	5,462,536	1.3
The Macerich Partnership, L.P.	1	1	2018	90,832	0.7	4,316,881	1.0
Total	21	16		1,168,860	8.8%	$43,375,320	10.4%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(2)	Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, expirations are shown as a range.
(3)
Represents annualized monthly cash base rent under leases commenced as of December 31, 2009.  The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)
Includes a 62,000 square foot lease expiring in June 2010, in which 45,000 square feet was renewed with a new expiration date in December 2020, a 10,000 square foot lease expiring in October 2013, a 150,000 square foot lease expiring in April 2016, and a 421,000 square foot lease expiring in September 2019.

(5)
The notable leases include a 9,000 square foot lease expiring in September 2010, a 7,000 square foot lease expiring in December 2010, two leases totaling 19,000 square feet expiring in January 2011, a 2,000 square foot lease expiring in May 2011, a 16,000 square foot lease expiring in July 2011, a 41,000 square foot lease expiring in January 2012, a 6,000 square foot lease expiring in May 2012, an 8,000 square foot lease expiring in July 2013, an 11,000 square foot lease expiring in November 2014, a 4,000 square foot lease expiring in February 2015, and a 12,000 square foot lease expiring in March 2018; as well as a small ATM lease.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2009:

Industry	Number of Leases (1)	Annualized Rent as a Percent of Total
Legal	346	16.1%
Financial Services	249	14.2
Entertainment	116	12.1
Real Estate	156	9.6
Accounting & Consulting	211	8.4
Health Services	294	8.4
Insurance	86	7.9
Retail	158	6.9
Technology	66	3.8
Advertising	53	3.3
Public Administration	31	1.8
Educational Services	10	0.8
Other	257	6.7
Total	2,033	100.0%

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

Lease Distribution
The following table sets forth information relating to the distribution of leases in our total office portfolio, based on rentable square feet leased as of December 31, 2009:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)		Square Feet as a Percent of Total	Annualized Rent(2)(3)	Annualized Rent as a Percent of Total
2,500 or less	1,025	50.4%	1,398,794		10.5%	$52,610,286	12.6%
2,501-10,000	732	36.0	3,594,016		27.0	129,824,645	31.1
10,001-20,000	185	9.1	2,583,271		19.4	91,080,131	21.8
20,001-40,000	62	3.1	1,698,422		12.7	59,558,274	14.3
40,001-100,000	23	1.1	1,324,010		9.9	47,821,433	11.4
Greater than 100,000	6	0.3	1,113,490		8.4	36,561,443	8.8
Subtotal	2,033	100.0%	11,712,003	(4)	87.9%	$417,456,212	100.0%
Signed leases not commenced	-	-	164,616		1.2	-	-
Available	-	-	1,297,619		9.7	-	-
Building Management Use	-	-	76,441		0.6	-	-
BOMA Adjustment(5)	-	-	78,352		0.6	-	-
Total	2,033	100.0%	13,329,031		100.0%	$417,456,212	100.0%

(1)
Based on BOMA 1996 remeasurement.  Total consists of 11,876,619 leased square feet (includes 164,616 square feet with respect to signed leases not commenced), 1,297,619 available square feet, 76,441 building management use square feet, and 78,352 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2009 (does not include 164,616 square feet with respect to signed leases not yet commenced).  The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(4)	Average tenant size is approximately 5,800 square feet. Median is approximately 2,500 square feet.
(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2009, plus available space, for each of the ten years beginning January 1, 2010 and thereafter in our total office portfolio (unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet (1)	Expiring Square Feet as a Percent of Total	Annualized Rent (2)(3)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot (4)	Annualized Rent Per Leased Square Foot at Expiration (5)
2010	483	1,774,512	13.3%	$60,446,979	14.5%	$34.06	$34.21
2011	406	1,800,868	13.5	64,456,966	15.4	35.79	37.09
2012	358	1,640,184	12.3	56,872,102	13.6	34.67	37.41
2013	282	1,628,909	12.2	62,113,532	14.9	38.13	42.43
2014	228	1,386,478	10.4	47,674,973	11.4	34.39	39.69
2015	116	905,925	6.8	30,822,879	7.4	34.02	40.02
2016	50	728,902	5.5	24,405,885	5.9	33.48	39.56
2017	34	381,771	2.9	13,522,893	3.2	35.42	46.30
2018	31	335,968	2.5	15,759,298	3.8	46.91	62.66
2019	30	821,232	6.2	29,737,527	7.1	36.21	45.13
2020	10	158,347	1.2	6,299,478	1.5	39.78	48.51
Thereafter	5	148,907	1.1	5,343,700	1.3	35.89	51.79
Subtotal	2,033	11,712,003	87.9%	$417,456,212	100.0%	$35.64	$40.07
Signed leases not commenced	-	164,616	1.2	-	-	-	-
Available	-	1,297,619	9.7	-	-	-	-
Building management use	-	76,441	0.6	-	-	-	-
BOMA adjustment (6)	-	78,352	0.6	-	-	-	-
Total/Weighted Average	2,033	13,329,031	100.0%	$417,456,212	100.0%	$35.64	$40.07

(1)
Based on BOMA 1996 remeasurement.  Total consists of 11,876,619 leased square feet (includes 164,616 square feet with respect to signed leases not commenced), 1,297,619 available square feet, 76,441 building management use square feet, and 78,352 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2009 (does not include 164,616 square feet with respect to signed leases not yet commenced).  The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(4)	Represents annualized base rent divided by leased square feet.
(5)	Represents annualized base rent at expiration divided by leased square feet.
(6)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following table presents an overview of our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2009:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total
West Los Angeles
Brentwood	5	950	33%
Santa Monica	2	820	29
Honolulu	2	1,098	38
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent (1)	Monthly Rent per Lease Unit
West Los Angeles
Brentwood	98.5%	$22,271,447	$1,983
Santa Monica(2)	99.6	20,434,020	2,084
Honolulu	98.8	17,817,178	1,368
Total / Weighted Average	99.0%	$60,522,645	$1,777

(1)	Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2009.
(2)	Excludes 10,013 square feet of ancillary retail space, which generates $300,545 of annualized rent as of December 31, 2009.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio through December 31, 2009:

	Year Ended December 31,
	2009 (1)	2008 (2)	2007
Renewals (3)
Number of leases	324	252	247
Square feet	1,516,453	1,075,281	905,306
Tenant improvement costs per square foot (4)(5)	$7.14	$4.07	$5.21
Leasing commission costs per square foot (4)	6.53	7.60	7.39
Total tenant improvement and leasing commission costs (4)	$13.67	$11.67	$12.60

New leases (6)
Number of leases	223	172	225
Square feet	654,558	586,574	890,962
Tenant improvement costs per square foot (4)(5)	$15.21	$10.96	$14.38
Leasing commission costs per square foot (4)	8.65	8.55	9.44
Total tenant improvement and leasing commission costs (4)	$23.86	$19.51	$23.82

Total
Number of leases	547	424	472
Square feet	2,171,011	1,661,855	1,796,268
Tenant improvement costs per square foot (4)(5)	$9.57	$6.50	$9.75
Leasing commission costs per square foot (4)	7.17	7.94	8.41
Total tenant improvement and leasing commission costs (4)	$16.74	$14.44	$18.16

(1)
All properties are 100% owned by our operating partnership except (i) the Honolulu Club (78,000 square feet) in which we held a 66.7% interest, and (ii) 6 properties totaling 1.4 million square feet owned by Fund X, an unconsolidated real estate fund.

(2)
Excludes a 46,000 square foot fitness center lease at Honolulu Club.  The 240-month new lease was executed in April 2008 as part of the sale of the fitness center by us to a third-party fitness center operator.  This lease replaced a lease entered into between two subsidiaries of Douglas Emmett, Inc. in February 2008.

(3)	Includes retained tenants that have relocated or expanded into new space within our portfolio.
(4)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
(5)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(6)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our total office portfolio through December 31, 2009:

	Office
	Year Ended December 31,
	2009	2008	2007
Recurring capital expenditures	$2,709,654	$5,457,340	$5,331,325
Total square feet (1)	11,810,724	11,810,609	11,666,107
Recurring capital expenditures per square foot	$0.23	$0.46	$0.46

(1)	Excludes square footage attributable to acquired properties with only non-recurring capital expenditures in the respective period.

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2009:

	Multifamily
	Year Ended December 31,
	2009	2008	2007
Recurring capital expenditures	$1,118,460	$1,570,154	$1,348,063
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$390	$547	$470

Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only insignificant rent increases since 1979.  Historically, when a tenant has vacated one of these units, we have spent between $15,000 and $40,000 per unit, depending on apartment size, to bring the unit up to our standards.  We have characterized these expenditures as non-recurring capital expenditures.  Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

Item 3.  Legal Proceedings
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”.  On February 17, 2010, the reported closing sale price per share of our common stock on the New York Stock Exchange was $13.74.  The following table shows our dividends, and the high and low sales prices for our common stock as reported by the New York Stock Exchange, for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended 2009
Dividend	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$13.97	$10.42	$13.87	$14.85
Low	$6.36	$7.45	$7.93	$11.64
Fiscal Year Ended 2008
Dividend	$0.1875	$0.1875	$0.1875	$0.1875
Common Stock Price
High	$23.39	$24.81	$24.97	$22.45
Low	$20.28	$21.64	$20.06	$8.26

Holders of Record
We had 22 holders of record of our common stock on February 17, 2010.  Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy
We typically pay dividends to common stockholders quarterly at the discretion of the Board of Directors. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from October 24, 2006 to December 31, 2009 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our Common Stock and in each of the indexes on October 30, 2006 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year).  The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

		Period Ending
Index	10/24/06	12/31/06	12/31/07	12/31/08	12/31/09
Douglas Emmett, Inc.	100.00	112.95	98.85	59.45	67.44
S&P 500	100.00	103.39	109.07	68.72	86.91
NAREIT Equity	100.00	109.47	92.29	57.47	73.56

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

The summary historical consolidated financial and operating data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited historical consolidated financial statements subsequent to our IPO and those of our predecessor prior to our IPO.

	Douglas Emmett, Inc.				The Predecessor
	Year Ending 12/31/09	Year Ending 12/31/08	Year Ending 12/31/07	10/31/06 to 12/31/06	01/01/06 to 10/30/06	Year Ending 12/31/05
Statement of Operations Data (in thousands):
Total office revenues	$502,767	$537,377	$468,569	$77,566	$300,939	$348,566
Total multifamily revenues	68,293	70,717	71,059	11,374	45,729	45,222
Total revenues	571,060	608,094	539,628	88,940	346,668	393,788
Operating income (loss)	148,358	154,234	141,232	(3,417)	113,784	138,935
Loss from continuing operations attributable to common stockholders	(27,064)	(27,993)	(13,008)	(20,591)	(16,362)	(16,520)

Per Share Data:
Loss per share -	$(0.22)	$(0.23)	$(0.12)	$(0.18)	$(251,723)	$(254,154)
basic and diluted
Weighted average common
shares outstanding -
basic and diluted	121,552,731	120,725,928	112,645,587	115,005,860	65	65
Dividends declared per
common share	$0.40	$0.75	$0.70	$0.12	$-	$-

	Douglas Emmett, Inc.						Predecessor
	2009		2008		2007	2006	2005
Balance Sheet Data (in thousands, as of December 31)
Total assets	$6,059,932		$6,761,034		$6,189,968	$6,200,118	$2,904,647
Secured notes payable	3,273,459		3,692,785		3,105,677	2,789,702	2,223,500
Other Data:
Number of consolidated properties (as of December 31)	58	(1)	64	(2)	57	55	47

(1)	All properties are 100% owned by our operating partnership except the Honolulu Club (78,000 square feet) in which we held a 66.7% interest.

(2)
Includes (i) 57 properties that are 100% owned by our operating partnership, (ii) one property owned by a consolidated joint venture in which we held a 66.7% interest, and (iii) six properties owned by Fund X, in which we held a controlling financial interest at December 31, 2008.

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, at December 31, 2009 our consolidated office portfolio consisted of 49 properties with approximately 11.9 million rentable square feet, and our multifamily portfolio consisted of nine properties with a total of 2,868 units.  Our total office portfolio includes our consolidated office properties and the six office properties owned by Fund X.  Our total office portfolio consisted of 55 properties with approximately 13.3 million rentable square feet.  As of December 31, 2009, our consolidated office portfolio was 91.7% leased, our total office portfolio including the Fund X properties was 90.3% leased and our multifamily properties were 99.0% leased.  Our consolidated office portfolio contributed approximately 86.3% of our annualized rent as of December 31, 2009, while our multifamily portfolio contributed the remaining 13.7%.  As of December 31, 2009, our Los Angeles County office and multifamily consolidated portfolio contributed approximately 90.9% of our annualized rent, and our Honolulu, Hawaii office and multifamily consolidated portfolio contributed the remaining 9.1%. Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Current Year Acquisitions, Dispositions, Repositionings and Financings.
Acquisitions.  We did not acquire any new properties in 2009.

Dispositions.  In connection with the initial closing of Fund X in October 2008, we (i) contributed to Fund X the portfolio of six Class A office properties that we acquired in March 2008 and (ii) transferred to Fund X the related $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  Because the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, Fund X distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment.  We recognized a gain of $5.6 million in the first quarter of 2009 on the disposition of the interest in Fund X we did not retain.  The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of each acquisition, and in the case of the properties contributed to Fund X, only until the end of February 2009, when the properties were deconsolidated from our financial statements.  Beginning in February 2009, we have accounted for our interest in Fund X under the equity method.

Repositionings. We generally select a property for repositioning at the time we purchase it.  We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix.  A repositioning can consist of a range of improvements to a property.  A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants.  Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period.  The repositioning process generally occurs over the course of months or even years.  Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own, therefore repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition.  During 2009, we had no properties that qualify as repositioning properties.

Financings.  During 2009, we exercised a one-year extension option and renewed our revolving credit facility for $350 million (reduced from $370 million, but on the same pricing and otherwise on the same terms and conditions as prior to the extension).  A second one-year extension option remains available.  We also exercised a one-year extension option on the $18 million variable-rate loan held by a consolidated joint venture.

Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2009 and 2008 and for the three years ended December 31, 2009, 2008 and 2007 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described under “Dispositions” above, the results of the six properties we acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to Fund X in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. and our predecessor are based upon their respective consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities.  These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

Investment in Real Estate.  Acquisitions of properties and other business combinations are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.  Beginning January 1, 2009, transaction costs related to acquisitions are expensed, rather than included with the consideration paid.  Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market leases and tenant relationships.  Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.  Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations.  These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount.  If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

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

Expenditures for repairs and maintenance are expensed to operations as incurred.  Significant improvements are capitalized.  Interest, insurance and property tax costs incurred during the period of construction of real estate facilities are capitalized.  When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

The values allocated to land, buildings, site improvements, tenant improvements, and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, a portfolio average term, per building, of existing leases for in-place lease values and the respective remaining lease terms for tenant improvements and leasing costs.  The values of above- and below-market tenant leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market tenant leases) or a decrease (for above-market tenant leases) to rental income.  The value of above- and below-market ground leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to office rental operating expense.  The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Impairment of Long-Lived Assets.  We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors.  If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or an investment in an unconsolidated real estate fund, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or equity investment.  These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material.

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

Estimated recoveries from tenants for real estate taxes, common are maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred.  Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.  In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses.  The deferred revenue is amortized as additional rental revenue over the life of the related lease.  Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

The recognition of gains on sales of real estate requires that we measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method.  If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method.  If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances.

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

Interest Rate Agreements.  We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  No other derivative instruments are used.  We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of our stockholders’ equity accounts.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 8 of this Report.

Results of Operations
The comparability of our results of operations between 2009, 2008 and 2007 is affected by acquisitions in all years presented.  This includes the acquisition of two office properties during 2007 and the acquisition of seven office properties during 2008.  Six of the seven properties acquired in 2008 were subsequently contributed to a real estate fund and were removed from our consolidated results at the end of February 2009, as described in Note 3 to the consolidated financial statements in Item 8 of this Report.  For most of the comparisons of 2009 to 2008 below, the majority of the fluctuation is explained by the inclusion of these six properties in our 2008 consolidated results for the nine months subsequent to their acquisition in comparison to only two months of 2009, when they were removed from our consolidation.

Comparison of year ended December 31, 2009 to year ended December 31, 2008

Revenue

Office Revenue
Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office revenue decreased by $34.6 million, or 6.4%, to $502.8 million for 2009 compared to $537.4 million for 2008.

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $27.4 million, or 6.3%, to $406.1 million for 2009 compared to $433.5 million for 2008.  The decrease is primarily due to $29.5 million less rent in 2009 compared to 2008 resulting from the six properties we contributed to Fund X, an unconsolidated real estate fund, partially offset by increases totaling $2.1 million for the remainder of our portfolio.  The increase of $2.1 million is a result of rate increases for new and renewal tenants, partially offset by lower occupancy.

Tenant Recoveries.  Total office tenant recoveries decreased by $1.0 million, or 3.0%, to $31.4 million for 2009 compared to $32.4 million for 2008.  The decrease is primarily due to $2.4 million less recoveries in 2009 compared to 2008 resulting from the six properties we contributed to Fund X, an unconsolidated real estate fund, partially offset by an increase in recoverable tenant direct expenses.

Parking and Other Income.  Total office parking and other income decreased by $6.3 million, or 8.7%, to $65.2 million for 2009 compared to $71.5 million for 2008.  The decrease is primarily due to $4.4 million less parking income in 2009 compared to 2008 resulting from the six properties we contributed to Fund X, an unconsolidated real estate fund, as well as a decrease of $1.9 million for the remainder of our portfolio as a result of lower occupancy and usage.

Multifamily Revenue
Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue decreased by $2.4 million, or 3.4%, to $68.3 million for 2009, compared to $70.7 million for 2008.  The decrease is primarily due to lower recognition of rental income during 2009 from the amortization of below-market leases for certain multifamily units initially recorded at the time of our IPO, thus causing a decline when comparing the 2009 and 2008 periods, as well as a decline in rental rates for the comparable periods.

Operating Expenses
Office Rental Expenses.  Total office rental expense decreased by $11.9 million, or 7.1%, to $154.3 million for 2009, compared to $166.1 million for 2008.  The decrease is primarily due to $13.0 million less in office rental expenses in 2009 compared to 2008 resulting from the six properties we contributed to Fund X, an unconsolidated real estate fund, partially offset by an increase in office rental expenses in the remainder of our portfolio.  Other office expenses increased by $1.1 million primarily as a result of lower comparable property tax accruals in the prior year, partially offset by lower janitorial costs and ground rent payments in the current year.

General and Administrative Expenses.  General and administrative expenses increased $1.2 million, or 5.5%, to $23.9 million for 2009, compared to $22.6 million for 2008.  The increase is primarily due to the timing of accruals related to compensation, including equity awards that are expensed over the multi-year vesting period.

Depreciation and Amortization.  Depreciation and amortization expense decreased $21.4 million, or 8.6%, to $226.6 million for 2009, compared to $248.0 million for 2008.  The decrease is primarily due to $18.5 million less depreciation and amortization reflected in 2009 compared to 2008 resulting from the six properties we contributed to Fund X, an unconsolidated real estate fund.

Non-Operating Income and Expenses
Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to Fund X, an unconsolidated real estate fund, as described in Note 3 to our consolidated financial statements in Item 8 of this Report.

Other Income (Loss).  Other income (loss) reflects a net loss in 2009 which represents the allocation to outside ownership interest of profit generated by the six properties owned by Fund X during the two months of 2009 prior to the deconsolidation of Fund X, net of the profit generated by our management of the properties during the ten months of 2009 following the deconsolidation of Fund X.  In contrast, the other income (loss) in 2008 reflects a net gain of $3.6 million, which includes $3.1 million of profit-sharing resulting from our initial contribution of the six properties in October 2008 to Fund X, which was deconsolidated in February 2009, as well as $0.5 million of operating profit related to the temporary operation of the Honolulu Athletic Club during 2008.

Loss, including Depreciation, from Unconsolidated Real Estate Fund. The loss, including depreciation, from unconsolidated real estate fund totaled $3.3 million for 2009.  The loss represents our equity interest in the operating results from the six properties owned by Fund X, including the operating income net of historical cost-basis depreciation.  During 2008, subsequent to acquiring the six properties, the operating results were contained in our consolidated results, so there was no comparable amount recorded in this line until the properties were deconsolidated at the end of February 2009.

Interest Expense.  Interest expense decreased $8.9 million, or 4.6%, to $184.8 million for 2009, compared to $193.7 million for 2008.  The decrease over comparable periods is primarily due to lower levels of outstanding debt during 2009 as a result of the deconsolidation of debt associated with the six properties contributed to Fund X, an unconsolidated real estate fund, and a decrease in the utilization of our revolving credit facility during the current year, which had no outstanding borrowings for the majority of 2009.  The decrease is partially offset by additional interest expense as a result of higher non-cash interest expense from the amortization of pre-IPO interest rate swap contracts.

Comparison of year ended December 31, 2008 to year ended December 31, 2007

Revenue

Office Revenue
Total Office Revenue.  Total office revenue increased by $68.8 million, or 14.7%, to $537.4 million for 2008 compared to $468.6 million for 2007 for the reasons described below.

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

Non-Operating Income and Expenses

Other Income (Loss).  Other income (loss) of $0.7 million in 2007 consisted of interest income earned on the investment of excess cash.  In 2008, other income (loss) of $3.6 million consisted primarily of interest income and the allocation of operating results related to Fund X, as well as miscellaneous income from the temporary operation of the Honolulu Athletic Club during 2008.  See Note 3 to our consolidated financial statements in Item 8 of this Report.

Interest Expense.  Interest expense increased $33.1 million, or 20.6%, to $193.7 million for 2008 compared to $160.6 million for 2007.  The increase for the comparable periods was primarily due to an increase in outstanding borrowings during 2008 to fund property acquisitions, including the six properties acquired in March 2008 that were contributed to Fund X in October 2008, and for general corporate purposes.  See Note 3 to our consolidated financial statements in Item 8 of the Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

In October 2008, we completed the initial closing of Fund X.  Fund X has obtained equity commitments in excess of $300 million, of which we committed $150 million and certain of our officers committed $2.25 million on the same terms as the other investors.  Fund X contemplates an investment period of up to four years from the initial closing, followed by a ten-year value creation period.  With limited exceptions, Fund X will be our exclusive investment vehicle during its investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  See Note 3, Note 7, and Note 14 to our consolidated financial statements in Item 8 of this Report.

We had total indebtedness of $3.3 billion at December 31, 2009, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our predecessor.  Our debt decreased $414 million from December 31, 2008 primarily as a result of our contribution of six properties to Fund X, an unconsolidated real estate fund and the related $365 million of debt which the properties secure as discussed in Note 3 to our consolidated financial statements in Item 8 of this Report.  The remaining decrease in our outstanding debt was the result of repaying all outstanding amounts borrowed under our revolving credit facility.  See Note 7 and Note 14 to our consolidated financial statements in Item 8 of this Report.

We have a secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $350 million.  At December 31, 2009, there were no borrowing outstanding under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility is scheduled to mature on October 30, 2010 but has a one-year extension available to us.  In the current economic environment and credit market, there is a chance that we may not meet the criteria necessary to utilize the extension, or the availability under the facility may be reduced upon extension.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.

We have historically financed our capital needs through short-term lines of credit and long-term secured mortgages of which have been at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements.  At December 31, 2009, $3.24 billion or 99% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion are scheduled to mature on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  See Item 7A of this Report for a description of the impact of variable rates on our interest expense.  See also Note 7 and Note 9 to our consolidated financial statements in Item 8 of this Report.

At December 31, 2009, our total borrowings under secured loans represented 61% of our total market capitalization of $5.6 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units each based on our common stock closing price at December 31, 2009 on the New York Stock Exchange of $14.25 per share.

The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.  In 2009, we declared an annual dividend of $0.40 per share, paid quarterly following the end of each quarter.

We expect to meet our short-term liquidity requirements generally through cash provided by operations and, if necessary, by drawing upon our senior secured revolving credit facility.  We anticipate that cash provided by operations and borrowings under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  We will seek to satisfy these needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through the use of our revolving credit facility or other short term acquisition lines of credit, which we subsequently repay with long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

Commitments
The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2009:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,258,000	$-	$2,706,080	$-	$551,920
Minimum lease payments	56,440	733	1,466	1,466	52,775
Remaining capital commitment to Fund X	24,034	24,034	-	-	-
Purchase commitments related to capital expenditures
associated with tenant improvements and
repositioning and other purchase obligations	2,047	2,047	-	-	-
Total	$3,340,521	$26,814	$2,707,546	$1,466	$604,695

(1)	Includes $18 million of debt carried by the Honolulu Club joint venture in which we held a 66.7% interest.

Off-Balance Sheet Arrangements

At December 31, 2009, we had an equity investment of $97 million in Fund X, an unconsolidated real estate fund.   We formed Fund X to raise additional capital to allow us to make acquisitions of properties.  We have an interest in Fund X that is pari passu with the other investors in Fund X based on our capital contributions and we have a remaining capital commitment of $24 million at December 31, 2009.  In addition, during the life of Fund X, we are entitled to certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  Certain of our wholly-owned affiliates provide property management and other services to Fund X, for which we are paid fees and/or reimbursed our costs.

In connection with the initial closing of Fund X in October 2008, we (i) contributed to Fund X the portfolio of six Class A office properties that we acquired in March 2008 and (ii) transferred to Fund X the related $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  Because the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, Fund X distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009.  We recognized a gain of $5.6 million in the first quarter of 2009 on the disposition of the interest in Fund X we did not retain.  We do not expect to receive additional significant liquidity from our investment in Fund X until the disposition of the properties held by Fund X, which may not be for many years.  We do not have any debt outstanding in connection with our interest in Fund X.

Fund X has debt outstanding, which is secured by the six properties we contributed, totaling $365 million at December 31, 2009 as summarized in the following table:

Type of Debt	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)	08/18/13	LIBOR + 1.65%	5.52%	09/04/12

(1)	Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees. The total effective rate on an actual/365-day basis is 5.59% at December 31, 2009.
(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.

We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under these loans which we entered into prior to our contribution of this debt and the related properties to Fund X, although we have an indemnity from Fund X for any amounts we would be required to pay under these agreements.  If Fund X fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $38.3 million as of December 31, 2009. To date, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

Cash Flows
Cash and cash equivalents were $72.7 million and $8.7 million at December 31, 2009 and 2008, respectively.

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $2.5 million to $180.3 million for 2009 compared to $182.8 million for 2008.  The decrease is primarily due to the cash flows from properties contributed to Fund X were included in our consolidated results for nine months of 2008 compared to only two months of 2009.  See  Note 3 to our consolidated financial statements in Item 8 of this Report.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities decreased $635.8 million to $48.8 million for 2009 compared to $684.6 million for 2008.  The decrease was primarily due to the absence of property acquisitions in 2009 compared to 2008.  See Note 3 to our consolidated financial statements in Item 8 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash flows from financing activities amounted to a net use of cash for 2009 totaling $67.5 million compared to a net provision of cash for 2008 totaling $504.6 million.  The primary differences are the repayment of debt in 2009 compared to increased borrowings in 2008 for property acquisitions, partially offset by lower dividends and distributions in 2009 and a lower level of operating partnership unit redemptions in 2009 compared to 2008.  See Note 3 to our consolidated financial statements in Item 8 of this Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  In conjunction with our IPO, we entered into two new series of interest rate swap and interest rate cap contracts.  The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for cash flow hedge accounting.  We only enter into contracts with major financial institutions based on their credit rating and other factors.  For a description of our interest rate contracts, please see Note 9 to our consolidated financial statements contained Item 8 of in this Report.

As of December 31, 2009, approximately 99% (or $3.24 billion) of our total outstanding debt of $3.26 billion, excluding loan premiums, was subject to floating interest rates which were effectively fixed by virtue of interest rate contracts.  The remaining $18 million of debt held by a consolidated joint venture in which we own a two-thirds interest, bears interest at a floating rate and was not mitigated by interest rate contracts.  Based on the level of variable rate debt outstanding at December 31, 2009, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $90 thousand.  However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion are scheduled to mature on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  If we chose to not enter into new swaps covering the remaining term of the hedged debt, the potential impact to earnings of a 50 basis point change in LIBOR would be an additional $2.6 million.

As of December 31, 2008, approximately 98% (or $3.61 billion) of our total outstanding debt of $3.67 billion, excluding loan premiums, was subject to floating interest rates which were effectively fixed by virtue of interest rate contracts.  The remaining $67.3 million, including $18 million of debt held by a consolidated joint venture in which we own a two-thirds interest, bears interest at a floating rate and was not mitigated by interest rate contracts.  Based on the level of variable rate debt outstanding at December 31, 2008, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $337 thousand.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures were effective at the reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B.  Other Information
None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2009.

Item 11.  Executive Compensation
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,293	$18.44	27,600

For a description of our 2006 Omnibus Stock Incentive Plan, please see Note 12 to our consolidated financial statements included in this Report.  We did not have any other equity compensation plans as of December 31, 2009.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons,” “Election of Directors (Proposal 1) – Information Concerning Nominees” and “Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

Item 14.  Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule

Index to Financial Statements.		Page No.
1.	The following financial statements of the Company and the Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
	Report of Management on Internal Control Over Financial Reporting	F-1
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
	Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.	F-5
	Consolidated Statements of Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007.	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.	F-7
	Notes to Consolidated Financial Statements	F-8
	Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2009	F-31

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b)	Exhibits.
	3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (5
	3.2	Bylaws of Douglas Emmett, Inc. (5)
	3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(6)
	4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
	10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
	10.2	Amended and Restated Discount MBS Multifamily Note for $153,630,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
	10.3	Amended and Restated Discount MBS Multifamily Note for $46,400,000 between Fannie Mae and Barrington Pacific, LLC, dated June 1, 2007. (7)
	10.4	Amended and Restated Discount MBS Multifamily Note for $43,440,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
	10.5	Amended and Restated Discount MBS Multifamily Note for $144,610,000 between Fannie Mae and Shores Barrington LLC, dated June 1, 2007. (7)
	10.6	Discount MBS Multifamily Note for $111,920,000 between Fannie Mae and DEG Residential, LLC, dated June 1, 2007. (7)
	10.7	Form of Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1)+
	10.8	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
	10.9	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (8)+
	10.10	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2)+
	10.11	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(3)+

10.12	$170,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1993, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.13	$260,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1995, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.14	$215,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1996, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.15
$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)

10.16	$150,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1998, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.17	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2000, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.18	$110,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, DEG, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.19
Joinder and Supplement Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, and DEG, LLC, made with reference to the Loan Agreement dated as of August 25, 2005 by and among Douglas Emmett 2002, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (2)

10.20	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
10.21
Form of Credit Agreement among Douglas Emmett 2006, LLC, Bank of America, N.A., Banc of America Securities, LLC, Bank of Montreal, Bayerische Landesbank, Wachovia Bank, N.A. and the other Lenders party thereto(3)

10.22	Form of Modification Agreement among Douglas Emmett 1993, LLC, Brentwood Plaza, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.23	Form of Modification Agreement among Douglas Emmett 1995, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.24	Form of Modification Agreement among Douglas Emmett 1996, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.25	Form of Modification Agreement among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.26	Form of Modification Agreement among Douglas Emmett 1998, LLC, Brentwood Court, Brentwood-San Vicente Medical, Ltd., the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.27	Form of Modification Agreement among Douglas Emmett 2000, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.28	Form of Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza, Owensmouth/Warner, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.29
Form of Joinder and Supplement Agreement among Douglas Emmett 1993, LLC and Brentwood Plaza made with reference to the Modification Agreement among Douglas Emmett 1993, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

10.30
Form of Joinder and Supplement Agreement among Douglas Emmett 1998, LLC, Brentwood Court and Brentwood-San Vicente Medical, Ltd. made with reference to the Modification Agreement among Douglas Emmett 1998, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

10.31
Form of Joinder and Supplement Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza and Owensmouth/Warner, LLC made with reference to the Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

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

10.38	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (10) +
10.39	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (10) +
10.40	Employment agreement dated October 23, 2006 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. (10) +
10.41	$365,000,000 Loan Agreement dated as of August 18, 2008 among Douglas Emmett 2008, LLC, the lenders party thereto and Eurohypo AG. (11)
10.42
Extension Agreement and Reaffirmation of Loan Documents entered into as of October 30, 2009, by and among Douglas Emmett 2006, LLC; Bank Of America, N.A.; BMO Capital Markets Financing, Inc.; Bayerische Landesbank; ING Real Estate Finance (USA) LLC; Landesbank Baden-Württemberg; and Wachovia Bank, National Association.

10.43	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (13) +
10.44	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (for independent directors). +
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registrant’s Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)
In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(5)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.
(6)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference.
(7)	Filed August 10, 2007 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by this reference.
(8)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.
(9)	Filed May 8, 2008 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference.
(10)
Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and on August 7, 2008 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by this reference.

(11)	Filed November 6, 2008 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference.
(12)	Filed February 22, 2008 with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by this reference.
(13)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated: February 25, 2010	By:	/s/ JORDAN L. KAPLAN
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
Each of the above signatures is affixed as of February 25, 2010.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ WILLIAM KAMER
William Kamer Chief Financial Officer

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests (formerly minority interests) with the adoption of the guidance originally issued in FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009, and retroactively applied.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the  consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 25, 2010

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2009	December 31, 2008
Assets
Investment in real estate:
Land	$835,407	$900,213
Buildings and improvements	5,017,569	5,528,567
Tenant improvements and lease intangibles	534,084	552,536
Investment in real estate, gross	6,387,060	6,981,316
Less: accumulated depreciation	(688,893)	(490,125)
Investment in real estate, net	5,698,167	6,491,191

Cash and cash equivalents	72,740	8,655
Tenant receivables, net	1,841	2,427
Deferred rent receivables, net	40,395	33,039
Interest rate contracts	108,027	176,255
Acquired lease intangible assets, net	11,691	18,163
Investment in unconsolidated real estate fund	97,127	-
Other assets	29,944	31,304
Total assets	$6,059,932	$6,761,034

Liabilities
Secured notes payable, including loan premium	$3,273,459	$3,692,785
Accounts payable and accrued expenses	72,893	69,445
Security deposits	32,501	35,890
Acquired lease intangible liabilities, net	139,340	195,036
Interest rate contracts	237,194	407,492
Dividends payable	12,160	22,856
Other liabilities	-	57,316
Total liabilities	3,767,547	4,480,820

Equity
Douglas Emmett, Inc. stockholders' equity:
Common stock, $0.01 par value 750,000,000 authorized, 121,596,427 and 121,897,388 outstanding at December 31, 2009 and 2008, respectively	1,216	1,219
Additional paid-in capital	2,290,419	2,284,429
Accumulated other comprehensive income (loss)	(186,255)	(274,111)
Accumulated deficit	(312,017)	(236,348)
Total Douglas Emmett, Inc. stockholders' equity	1,793,363	1,775,189
Noncontrolling interests	499,022	505,025
Total equity	2,292,385	2,280,214
Total liabilities and equity	$6,059,932	$6,761,034

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Office rental
Rental revenues	$406,117	$433,487	$376,921
Tenant recoveries	31,407	32,392	30,269
Parking and other income	65,243	71,498	61,379
Total office revenues	502,767	537,377	468,569

Multifamily rental
Rental revenues	64,127	66,510	67,427
Parking and other income	4,166	4,207	3,632
Total multifamily revenues	68,293	70,717	71,059

Total revenues	571,060	608,094	539,628

Operating Expenses
Office expense	154,270	166,124	148,582
Multifamily expense	17,925	17,079	18,735
General and administrative	23,887	22,646	21,486
Depreciation and amortization	226,620	248,011	209,593
Total operating expenses	422,702	453,860	398,396

Operating income	148,358	154,234	141,232

Gain on disposition of interest in unconsolidated real estate fund	5,573	-	-
Other income (loss)	(12)	3,580	695
Loss, including depreciation, from unconsolidated real estate fund	(3,279)	-	-
Interest expense	(184,797)	(193,727)	(160,616)
Net loss	(34,157)	(35,913)	(18,689)

Less: net loss attributable to noncontrolling interests	7,093	7,920	5,681
Net loss attributable to common stockholders	$(27,064)	$(27,993)	$(13,008)

Net loss attributable to common stockholders
per share – basic and diluted	$(0.22)	$(0.23)	$(0.12)

Dividends declared per common share	$0.40	$0.75	$0.70

Weighted average shares of common stock
outstanding – basic and diluted	121,552,731	120,725,928	112,645,587

See notes to consolidated financial statements

Douglas Emmett, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except share amounts)

	Year Ended December 31,
	2009	2008	2007
Shares of Common Stock
Balance at beginning of period	121,897,388	109,833,903	115,005,860
Repurchase of equity units	(819,500)	-	(5,171,957)
Conversion of operating partnership units	518,539	12,032,532	-
Issuance of common stock	-	30,953	-
Balance at end of period	121,596,427	121,897,388	109,833,903

Common Stock
Balance at beginning of period	$1,219	$1,098	$1,150
Repurchase of equity units	(8)	-	(52)
Conversion of operating partnership units	5	120	-
Issuance of common stock	-	1	-
Balance at end of period	$1,216	$1,219	$1,098

Additional Paid-in Capital
Balance at beginning of period	$2,284,429	$2,019,716	$2,144,600
Repurchase of equity units	(4,606)	-	(125,133)
Conversion of operating partnership units	7,665	261,572	-
Issuance of common stock	-	667	-
Stock compensation	2,931	2,474	249
Balance at end of period	$2,290,419	$2,284,429	$2,019,716

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(274,111)	$(101,163)	$415
Cash flow hedge adjustment	87,856	(172,948)	(101,578)
Balance at end of period	$(186,255)	$(274,111)	$(101,163)

Accumulated Deficit
Balance at beginning of period	$(236,348)	$(89,812)	$(34,392)
Net loss	(27,064)	(27,993)	(13,008)
Noncontrolling interests redemption adjustment	-	(27,377)	36,138
Dividends	(48,605)	(91,166)	(78,550)
Balance at end of period	$(312,017)	$(236,348)	$(89,812)

Douglas Emmett, Inc. Stockholders' Equity
Balance at beginning of period	$1,775,189	$1,829,839	$2,111,773

Net loss	(27,064)	(27,993)	(13,008)
Cash flow hedge adjustment	87,856	(172,948)	(101,578)
Comprehensive income	60,792	(200,941)	(114,586)

Issuance of common stock	-	668	-
Repurchase of equity units	(4,614)	-	(125,185)
Dividends	(48,605)	(91,166)	(78,550)
Conversion of operating partnership units	7,670	261,692	-
Noncontrolling interests redemption adjustment	-	(27,377)	36,138
Stock compensation	2,931	2,474	249
Balance at end of period	$1,793,363	$1,775,189	$1,829,839

Noncontrolling Interests
Balance at beginning of period	$505,025	$793,764	$934,509

Net loss	(7,093)	(7,920)	(5,681)
Cash flow hedge adjustment	24,361	-	-
Comprehensive income	17,268	(7,920)	(5,681)

Repurchase of equity units	(3,603)	(23,759)	(69,210)
Deconsolidation of Douglas Emmett Fund X, LLC	10	-	-
Contributions	450	319	-
Distributions	(16,571)	(27,672)	(31,851)
Conversion of operating partnership units	(7,670)	(261,692)	-
Noncontrolling interests redemption adjustment	-	27,377	(36,138)
Stock compensation	4,113	4,608	2,135
Balance at end of period	$499,022	$505,025	$793,764

Total Equity
Balance at beginning of period	$2,280,214	$2,623,603	$3,046,282

Net loss	(34,157)	(35,913)	(18,689)
Cash flow hedge adjustment	112,217	(172,948)	(101,578)
Comprehensive income	78,060	(208,861)	(120,267)

Issuance of common stock	-	668	-
Repurchase of equity units	(8,217)	(23,759)	(194,395)
Dividends	(48,605)	(91,166)	(78,550)
Deconsolidation of Douglas Emmett Fund X, LLC	10	-	-
Contributions	450	319	-
Distributions	(16,571)	(27,672)	(31,851)
Stock compensation	7,044	7,082	2,384
Balance at end of period	$2,292,385	$2,280,214	$2,623,603

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009		2008		2007
Operating Activities
Net loss	$(34,157)		$(35,913)		$(18,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash profit sharing allocation to consolidated real estate fund	660		(431)		-
Loss, including depreciation, from unconsolidated real estate fund	3,279		-		-
Depreciation and amortization	226,620		248,011		209,593
Net accretion of acquired lease intangibles	(32,468)		(42,905)		(40,563)
Gain on disposition of interest in unconsolidated real estate fund	(5,573)		-		-
Amortization of deferred loan costs	2,018		2,083		1,136
Amortization of loan premium	(5,026)		(4,742)		(4,475)
Non-cash market value adjustments on interest rate contracts	20,062		13,805		14,266
Non-cash amortization of stock-based compensation	5,101		4,400		2,178
Change in working capital components:
Tenant receivables	442		(1,242)		3,229
Deferred rent receivables	(8,961)		(12,234)		(17,218)
Accounts payable, accrued expenses and security deposits	9,664		4,586		15,211
Other	(1,318)		7,413		(9,863)
Net cash provided by operating activities	180,343		182,831		154,805

Investing Activities
Capital expenditures and property acquisitions	(42,151)		(684,623)		(172,804)
Deconsolidation of Douglas Emmett Fund X, LLC	(6,625)		-		-
Net cash used in investing activities	(48,776)		(684,623)		(172,804)

Financing Activities
Proceeds from long-term borrowings	82,640		1,563,275		404,850
Deferred loan costs	(446)		(6,810)		(1,767)
Repayment of borrowings	(106,665)		(946,400)		(124,700)
Net change in short-term borrowings	(25,275)		(25,025)		40,300
Contributions by Douglas Emmett Fund X, LLC investors	66,074		-		-
Contributions by noncontrolling interests	450		58,065		-
Distributions to noncontrolling interests	(16,742)		(27,880)		(31,851)
Redemption of noncontrolling interests	(2,880)		(23,758)		(69,211)
Issuance of common stock, net	-		668		-
Repurchase of common stock	(5,337)		-		(125,185)
Cash dividends	(59,301)		(87,531)		(73,130)
Net cash (used in) provided by financing activities	(67,482)		504,604		19,306

Increase in cash and cash equivalents	64,085		2,812		1,307
Cash and cash equivalents at beginning of period	8,655		5,843		4,536
Cash and cash equivalents at end of period	$72,740		$8,655		$5,843

Noncash transactions:
Investing activity related to contribution of properties to unconsolidated
real estate fund	$476,852	$	─	$	─
Financing activity related to contribution of debt and noncontrolling interest
to unconsolidated real estate fund	$(483,477)	$	─	$	─

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of amounts capitalized	$163,244		$172,686		$152,746

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investment in Fund X, an unconsolidated real estate fund, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of December 31, 2009, we own a consolidated portfolio of 49 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  We also manage six properties owned by Fund X and manage the properties as part of our total portfolio, with a combined 55 office properties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

We are a Maryland corporation formed on June 28, 2005 that did not have any meaningful operating activity until the consummation of our initial public offering (IPO) and the related acquisition of our predecessor and certain other entities in October 2006, at which time we acquired our predecessor and certain other entities.

2. Summary of Significant Accounting Policies

Basis of Presentation
The financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership.  Substantially all of our business is conducted through our consolidated operating partnership, in which other investors own a noncontrolling interest.  See Note 10.  Our business also includes a consolidated joint venture in which our operating partnership owns a two-thirds interest.  The balances and results of the property owned by this consolidated joint venture are included in our financial statements.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Investments in Real Estate
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition.  Beginning January 1, 2009, transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, acquired above- and below-market tenant leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

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

The values allocated to land, buildings, site improvements, tenant improvements, leasing costs and in-place leases are depreciated on a straight-line basis using an estimated life of 40 years for buildings; 15 years for site improvements; a portfolio average term, per building, of existing leases for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Based upon such periodic assessments, no impairments occurred for the years ended December 31, 2009, 2008 and 2007.

We assess whether there has been impairment in the value of our investment in unconsolidated real estate fund periodically.  An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated real estate fund is dependent on a number of factors, including the performance of the investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value of an investment in an unconsolidated real estate fund is other-than-temporary.   Based upon such periodic assessments, no impairment occurred for the year ended December 31, 2009.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

An asset is classified as an asset held for disposition when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale and our expectation that the sale will likely occur within the next 12 months.  Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured.  All leases are classified as operating leases.  For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases.  Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents.  Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.  Total lease termination revenue was recorded totaling $1,008 for 2009, $423 for 2008, and $332 for 2007.

 Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred.  Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.  In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses.  The deferred revenue is amortized as additional rental revenue over the life of the related lease.  Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

The recognition of gains on sales of real estate requires that we measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method.  If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method.  If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances.

 Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2009 and 2008, we had an allowance for doubtful accounts of $15,934 and $9,740, respectively.

We generally do not require collateral or other security from our tenants other than security deposits or letters of credit. As of December 31, 2009 and 2008, we had a total of approximately $19,995 and $20,660, respectively, of lease security available on existing letters of credit, as well as $32,501 and $35,890, respectively, of lease security available in security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2009 and 2008. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  See Note 9.

Stock-Based Compensation
We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting.  The estimated fair value of the stock options and the long-term incentive units is being amortized over their respective vesting periods.

Income Taxes
As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  We believe we have met these tests during 2009.

We have elected to treat DEB as a taxable REIT subsidiary (TRS).  A TRS generally may engage in any business, including the provision of customary or non-customary services for our tenants.  A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.   DEB did not have significant tax provisions or deferred income tax items for the years ended December 31, 2009, 2008 and 2007.

Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted earnings (loss) per share is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  See Note 11.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature

On July 1, 2009, the Financial Accounting Standards Board (FASB) released the authoritative version of the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (GAAP).  Codification Topic 105, Generally Accepted Accounting Principles, established that the Codification is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standard documents are superseded.  All other accounting literature not included in the Codification will be considered nonauthoritative.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, therefore the Codification includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.  All previous references to FASB Accounting Standards (FASs), FASB Staff Positions (FSPs) or Emerging Issues Task Force Abstracts (EITFs) are now replaced by the Accounting Standards Codification Topics (ASCs) that contain the relevant and current accounting pronouncements.  Modifications to the Codification will come in the form of Accounting Standards Updates (ASUs) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective beginning with our financial statements for the fiscal quarter ending September 30, 2009 and the principal impact is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

On January 1, 2009, we adopted new FASB guidance contained in ASC 260, which clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, and as participating securities, they must be included in the computation of earnings per share pursuant to the two-class method.  The adoption of ASC 260 did not have a material effect on our financial position or results of operations.

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

On April 1, 2009, we adopted new FASB guidance contained in ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of ASC 855 did not have a material effect on our financial position or results of operations as this statement only addresses disclosures.  See Note 17 for subsequent events disclosure.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on January 1, 2010. We are currently evaluating the impact that this ASU will have on our financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU amends the FASB Accounting Standards Codification for Statement 167.  This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009, which for us means January 1, 2010.  We are currently evaluating the impact that this ASU will have on our financial statements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

3. Investment in Real Estate

The results of operations for 2009, 2008 and 2007 are affected by the acquisition of new properties, as well as the contribution of certain properties to Douglas Emmett Fund X, LLC (Fund X), an unconsolidated real estate fund.  The operating results of acquired properties are included in our consolidated statements of operations only from the date each property was acquired, and in the case of the properties contributed to Fund X, only until the end of February 2009, when Fund X was deconsolidated from our financial statements.  The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

In February 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  As part of the same transaction, we also acquired all of the assets of The Honolulu Club, a private membership athletic and social club, which is located in the building.  The aggregate contract price was approximately $18 million and the purchase was made through a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan.  See Note 7.  In May 2008, the operations of the athletic club were sold to a third party for a nominal cost.  Simultaneously, the acquirer leased from us the space occupied by the athletic club.  The results of operations and loss on sale of the assets of the athletic club were not material.

In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  Subsequent to acquiring the properties, we entered into a non-recourse $365 million term loan secured by the six-property portfolio.  See Note 7 and Note 14.  In connection with the initial closing of Fund X in October 2008, (i) we contributed to Fund X these six office properties and (ii) we transferred to Fund X the related $365 million term loan.  In exchange, we received an interest in the common equity of Fund X.  Because the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, Fund X distributed cash to us for the excess.  We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment representing an ownership of approximately 49%.  We recognized a gain of $5.6 million on the disposition of the interest in Fund X we did not retain.  Beginning in February 2009, we have accounted for our interest in Fund X under the equity method.

In December 2008, we acquired the five-sixths that we did not already own of the fee title to the land underlying one of our existing office properties in the Westwood submarket, for a fixed contract price of $7.8 million.  With the completion of this acquisition, we now own 100% of the fee interest and 100% of the leasehold interest.

We did not make any acquisitions during the year ended December 31, 2009.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of December 31:

	2009	2008
Above-market tenant leases	$32,770	$34,227
Accumulated amortization	(24,033)	(19,094)
Below-market ground leases	3,198	3,198
Accumulated amortization	(244)	(168)
Acquired lease intangible assets, net	$11,691	$18,163

Below-market tenant leases	$261,523	$288,437
Accumulated accretion	(135,534)	(106,950)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,849)	(2,651)
Acquired lease intangible liabilities, net	$139,340	$195,036

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income totaling $32,346 for 2009, $42,308 for 2008 and $39,011 for 2007. The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense totaling $122 for 2009, $597 for 2008 and $1,552 for 2007.

Following is the estimated net accretion at December 31, 2009 for the next five years:

Year
2010	$24,930
2011	21,108
2012	18,184
2013	15,563
2014	12,753
Thereafter	35,111
Total	$127,649

5. Other Assets

Other assets consist of the following at December 31:

	2009	2008
Deferred loan costs, net of accumulated amortization of $4,989 and $3,336 at December 31, 2009 and 2008, respectively	$4,817	$9,714
Restricted cash	2,897	2,934
Prepaid interest	263	4,360
Prepaid expenses	3,662	3,845
Interest receivable	10,376	5,938
Other indefinite-lived intangible	1,988	1,988
Other	5,941	2,525
	$29,944	$31,304

We incurred deferred loan cost amortization expense of $2,018 for 2009, $2,083 for 2008 and $1,136 for 2007.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $654 for 2009, $871 for 2008 and $1,138 for 2007.

Future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2009 were as follows:

Twelve months ending December 31:
2010	$352,140
2011	310,466
2012	265,078
2013	215,302
2014	160,754
Thereafter	421,621
Total future minimum base rentals	$1,725,361

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Future Minimum Lease Payments
We currently lease portions of the land underlying two of our office properties.  Prior to the end of the fourth quarter of 2008, we had a third ground lease, for which we owned a one-sixth interest in the fee title to the land.  In December 2008, we acquired the remaining five-sixths interest in the fee title to the land, and now own 100% of the fee interest and 100% of the leasehold interest.  During the second quarter of 2007, we obtained a fourth ground leasehold in conjunction with our acquisition of the Century City building described in Note 3. We acquired fee title to the land subject to this fourth ground lease at the end of 2007. We have an ordinary purchase option on one of the two remaining leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  We have the ability and intent to exercise this option, therefore the future minimum rent payments are excluded from the table below.  We expensed ground lease payments totaling $2,149 for 2009, $3,206 for 2008, and $3,204 for 2007.

The following is a schedule of our minimum ground lease payments as of December 31, 2009:

Twelve months ending December 31:
2010	$733
2011	733
2012	733
2013	733
2014	733
Thereafter	52,775
Total future minimum lease payments	$56,440

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

A summary of our secured notes payable is as follows:
Type of Debt	Maturity Date (1)	December 31, 2009	December 31, 2008	Variable Rate		Effective Annual Interest Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to
Fixed Rate:
Fannie Mae loan I (3)	6/1/2012	$293,000	$293,000	DMBS + 0.60%		4.70%	08/01/11
Fannie Mae loan II (3)	6/1/2012	95,080	95,080	DMBS + 0.60%		5.78	08/01/11
Modified Term Loan (4)(5)	8/31/2012	2,300,000	2,300,000	LIBOR + 0.85%		5.13	08/01/10-08/01/12
Term Loan (6)(7)	8/18/2013	-	365,000	--		--	--
Fannie Mae loan III (3)	2/1/2015	36,920	36,920	DMBS + 0.60%		5.78	08/01/11
Fannie Mae loan IV (3)	2/1/2015	75,000	75,000	DMBS + 0.76%		4.86	08/01/11
Term Loan (8)	4/1/2015	340,000	340,000	LIBOR +1.50%		4.77	01/02/13
Fannie Mae loan V (3)	2/1/2016	82,000	82,000	LIBOR + 0.62%		5.62	03/01/12
Fannie Mae loan VI (3)	6/1/2017	18,000	18,000	LIBOR + 0.62%		5.82	06/01/12
Subtotal		$3,240,000	$3,605,000			5.10%

Variable Rate:
Wells Fargo Loan (9)	3/1/2011	18,000	18,000	LIBOR + 1.25%		--	--
Secured Revolving Credit Facility (10)	10/30/2010	-	49,300	LIBOR/Feds Funds+	(11)	--	--
Subtotal		3,258,000	3,672,300
Unamortized Loan Premium (12)		15,459	20,485
Total		$3,273,459	$3,692,785

(1)	As of December 31, 2009, the weighted average remaining life of our total outstanding debt is 3.1 years, and the weighted average remaining life of the interest rate swaps is 1.4 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on the credit line.  The total effective rate on an actual/365-day basis is 5.17% at December 31, 2009.

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

(6)	This loan was transferred to Fund X, an unconsolidated real estate fund in which our operating partnership holds an equity interest.
(7)	Secured by six properties in a collateralized pool. These properties were also transferred to Fund X. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(9)	This loan is held by a consolidated entity in which our operating partnership held a two-thirds interest.
(10)
This credit facility is secured by nine properties and has no borrowings outstanding. We exercised a one-year extension option and renewed the credit facility for $350 million (reduced from $370 million, but on the same pricing and otherwise on the same terms and conditions as prior to the extension). A second one-year extension option remains available.

(11)
This revolver bears interest at either LIBOR +0.70% or Fed Funds +0.95% at our election.  If the amount outstanding exceeds $262.5 million, the credit facility bears interest at either LIBOR +0.80% or Fed Funds +1.05% at our election.

(12)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Senior Secured Revolving Credit Facility
We have a $350 million revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC.  At December 31, 2009, there were no amounts outstanding under the facility.  This credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires during the fourth quarter of 2010, with a one-year extension at our option.

During 2009, there were no new borrowings and no debt matured.  The significant change to our debt structure in 2009 consisted of contributing six properties to Fund X, an unconsolidated real estate fund, along with the $365 million of debt which is secured by the properties, as described in Note 3 and Note 14.  Other changes consisted of exercising two separate options to extend the maturity dates of an $18 million loan held by a consolidated joint venture and the $350 million revolving credit facility described above.

The minimum future principal payments due on our secured notes payable, excluding the non-cash loan premium amortization, at December 31, 2009 are as follows:

Year ending December 31:
2010	$-
2011	18,000
2012	2,688,080
2013	-
2014	-
Thereafter	551,920
Total future principal	$3,258,000

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31:

	2009	2008
Accounts payable	$31,940	$30,429
Accrued interest payable	26,263	22,982
Deferred revenue	14,690	16,034
	$72,893	$69,445

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

9. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting.  We do not use any other derivative instruments.

As of December 31, 2009, approximately 99% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges, as summarized below:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	36	$3,240,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc., we entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of December 31, 2009, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Pay-Fixed Swaps	25	$2,205,000
Receive-Fixed Swaps	25	$2,205,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

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

As of December 31, 2009, the fair value of derivatives, aggregated by counterparty, in a net liability position was $144.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income (loss) to interest expense, which increased interest expense by $144.7 million for 2009, increased interest expense by $62.2 million for 2008 and reduced interest expense by $8.8 million for 2007.  For these derivatives, we estimate an additional $116.7 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.  The ineffectiveness attributable to a mismatch in the underlying rate indices of certain interest rate contracts and the corresponding item it was designated to hedge resulted in our recording a loss of $518 for 2009, a gain of $346 for 2008 and a loss of $347 for 2007.

For derivatives not designated as hedges, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate net asset fair value of these swaps decreased $19.5 million for 2009, $14.2 million for 2008 and $13.2 million for 2007.  The decrease in net asset fair value was recorded as additional interest expense. Included in the net $14.2 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of a new accounting pronouncement related to fair value measurements in the first quarter of 2008.

The following table represents the effect of derivative instruments on our consolidated statements of operations for 2009:

Interest Rate Contracts
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(44,365)

Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	$(144,693)

Location of gain (loss) reclassification from accumulated OCI into earnings (effective portion)	Interest expense

Amount of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(518)

Location of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest expense

Interest Rate Contracts
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) recognized in earnings on derivatives	$(401)

Location of gain (loss) recognized in earnings on derivatives	Interest expense

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The following table represents the fair values of derivative instruments as of December 31, 2009:

Derivative fair values, disclosed as “Interest Rate Contracts”:		Assets	Liabilities
Derivatives designated as accounting hedges	$	─	$152,498
Derivatives not designated as accounting hedges		108,027	84,696
Total derivatives		$108,027	$237,194

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We do not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below are measured at fair value as of December 31, 2009 and aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Interest Rate Contracts	$	─	$108,027	$	─	$108,027
Liabilities
Interest Rate Contracts	$	─	$237,194	$	─	$237,194

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

10. Equity

We had 121,596,427 shares of common stock and 33,717,169 operating partnership units outstanding as of December 31, 2009.  Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 22% of our operating partnership at December 31, 2009.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed during the first quarter of 2008 to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of December 31, 2009.

Prior to January 1, 2009 (the effective date for a new accounting pronouncement on consolidation), we calculated the book value of net assets allocable to noncontrolling interests (formerly referred to as minority interests), and adjusted the balance to reflect the calculated amount with a reclass to or from the retained earnings (accumulated deficit) balance.  Subsequent to the adoption of the new accounting guidance, any adjustment to the book value of net assets allocable between noncontrolling interests and common stockholders is recorded with an adjustment to additional paid-in-capital.

During 2009, approximately 519,000 operating partnership units were converted to shares of common stock.  Also during 2009, we repurchased 819,500 share equivalents in open market transactions and 250,000 share equivalents in a private transaction for a total combined consideration of approximately $8.2 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.  During 2008, we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  During the year ended December 31, 2007, we repurchased approximately 8.1 million share equivalents in private transactions for a total consideration of approximately $194.4 million.  Also during 2007, we repurchased approximately 640,000 share equivalents from an executive officer who is a member of our board of directors for $15 million.

The table below represents the net income attributable to common stockholders and transfers from noncontrolling interests:

	For the Year Ended December 31,
	2009	2008	2007

Net loss attributable to common stockholders	$(27,064)	$(27,993)	$(13,008)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for repurchase
of operating partnership units	723	-	-
Increase in common stockholders paid-in capital for conversion
of operating partnership units	7,665	261,572	-
Net transfers from noncontrolling interests	8,388	261,572	-
Change from net income attributable to common stockholders
and transfers from noncontrolling interests	$(18,676)	$233,579	$(13,008)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

During 2009, we declared four quarterly dividends of $0.10 per share, which equals an annual rate of $0.40 per share.  During 2008, we declared four quarterly dividends of $0.1875 per share, which equals an annual rate of $0.75 per share.

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

Record Date	Paid Date	Dividend Per Share	Dividend Allocable to 2009	2009 Dividend Ordinary Income %	2009 Dividend Capital Gain %	2009 Return of Capital %
12/31/08	1/15/09	$0.1875	$0.1875	0.0%	0.0%	100.0%
3/31/09	4/15/09	$0.1000	$0.1000	0.0%	0.0%	100.0%
6/30/09	7/15/09	$0.1000	$0.1000	0.0%	0.0%	100.0%
9/30/09	10/15/09	$0.1000	$0.1000	0.0%	0.0%	100.0%
12/31/09	1/15/10	$0.1000	$-	0.0%	0.0%	0.0%
	Total:		$0.4875	0.0%	0.0%	100.0%

The common stock dividend of $0.10 paid on January 15, 2010 is allocated to 2010.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

11. Earnings (Loss) Per Share

The following is a summary of the elements used in calculating basic and diluted earning (loss) per share:

	Year ended December 31,
	2009	2008	2007
Net loss attributable to common shares (in thousands)	$(27,064)	$(27,993)	$(13,008)
Weighted average common shares outstanding - basic	121,552,731	120,725,928	112,645,587
Potentially dilutive common shares: stock options (1)	-	-	-
Adjusted weighted average common shares
outstanding - diluted	121,552,731	120,725,928	112,645,587

Net loss per share - basic and diluted	$(0.22)	$(0.23)	$(0.12)

(1)	For all years presented, the potentially dilutive shares were not included in the earnings (loss) per share calculation as their effect is anti-dilutive.

12. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, was adopted by our board of directors and approved by our stockholders prior to the consummation of our IPO. The stock incentive plan permits us to make grants of “incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or any combination of the foregoing. Our stock incentive plan was amended in 2009 to increase the number of shares reserved for issuance by 24,080,163 shares, which brought the total number of shares available for future grant as of April 13, 2009 to 27,600,000.  However,  “full value” awards issued after April 13, 2009 (such as Deferred Stock Awards, Restricted Stock Awards and LTIP Unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less).  The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

Our stock incentive plan is administered by the compensation committee of our board of directors.  The compensation committee may interpret our stock incentive plan and may make all determinations necessary or desirable for the administration of our plan.  They have full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our stock incentive plan.  All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

During 2008, we issued 234,000 LTIP units and 2,483,000 options to purchase shares of our common stock to key employees.  One quarter of the LTIP units and options were fully vested upon grant, while the remaining LTIP units and options vest one third on each of December 31, 2008, 2009 and 2010.  During 2009, we issued 302,000 LTIP units and 3,236,000 options to purchase shares of our common stock to key employees.  One quarter of the LTIP units and options were fully vested upon grant, while the remaining LTIP units and options vest one third on each of December 31, 2009, 2010 and 2011.

Upon initial election to our board, each of our non-employee directors received a one-time grant of 7,500 LTIP units that vested ratably over a three-year period.  We also granted LTIP units totaling approximately 30,000 in 2009, 21,000 in 2008 and 11,000 in 2007 as compensation for the non-employee directors’ services in the respective years, for which compensation expense was recognized in full during the period of service.

Compensation expense for options was recognized on a straight-line basis over the requisite service period for the entire award, which is equal to the vesting period.  Compensation expense for LTIP units was recognized using the accelerated recognition method.  Accordingly, we recognized non-cash compensation expense totaling $4.9 million in 2009, $4.4 million in 2008 and $2.1 million in 2007.  An additional $1.4 million of immediately-vested equity awards were granted during the first quarter of 2009 to satisfy a portion of the bonuses accrued during 2008 and an additional $2.2 million of immediately-vested equity awards were granted during the first quarter of 2008 to satisfy a portion of the bonuses accrued during 2007.

We calculated the fair value of the stock options granted in 2009 and 2008 using the Black-Scholes option-pricing model using the following assumptions:

	2009	2008

Dividend yield	7.7%	5.7%
Expected volatility	24.5%	19.2%
Expected life	60 months	60 months
Risk –free interest rate	1.5%	2.8%
Fair value of option on grant date	$0.92	$1.89

The weighted average fair values of the LTIP units granted in 2009, 2008 and 2007 were $10.64, $20.36, and $26.59 per unit, respectively.  We calculated the fair value of the LTIP units granted using the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.  The total fair value of LTIP units vested in 2009, 2008, and 2007 was $4,110, $3,658, and $1,335, respectively.  Total unrecognized compensation cost related to nonvested option and LTIP awards was $4,676 at December 31, 2009.  This expense will be recognized over a weighted-average term of 18 months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value

Outstanding at December 31, 2006	5,742	$21.00	118	$32,099

Forfeited	(44)	21.00
Outstanding at December 31, 2007	5,698	21.00	106	$9,173

Granted	2,483	21.87
Exercised	(31)	21.56
Forfeited	(93)	21.56
Outstanding at December 31, 2008	8,057	21.26	98	$-

Granted	3,236	11.42
Outstanding at December 31, 2009	11,293	18.44	93	$9,159

Exercisable at December 31, 2009	8,950	19.44	90	$2,290

LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2006	219	$20.44

Granted	11	26.59
Vested	(66)	20.21
Forfeited	(15)	20.48
Outstanding at December 31, 2007	149	21.00

Granted	254	20.36
Vested	(186)	19.60
Forfeited	(17)	21.02
Outstanding at December 31, 2008	200	21.49

Granted	331	10.64
Vested	(288)	14.27
Outstanding at December 31, 2009	243	14.76

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

13. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2009 and 2008, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents; restricted cash; rents and other receivables; and accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At December 31, 2009, the aggregate fair value of our secured notes payable and secured revolving credit facility is estimated to be approximately $3.2 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates.  As of December 31, 2008, the estimated fair value of our secured loans was approximately $3.6 billion.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 9.

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250 under the recently increased limit that the U.S. Congress has temporarily granted until December 31, 2013.  To date, we have not experienced any losses on our deposited cash.

Asset Retirement Obligations
A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control.  Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 19 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2009, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
Related to our investment in Fund X, we have a commitment for future capital contributions totaling $24.0 million at December 31, 2009.

Guarantees
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

In October 2008, we contributed these six properties, the related $365 million term loan, and the benefits and burdens of the related swap agreement to Fund X in exchange for an interest in the common equity of Fund X, which became an unconsolidated equity investment in February 2009.  See  Note 3 and Note 7 for further information.  If Fund X fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $38.3 million as of December 31, 2009. As of December 31, 2009, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

Tenant Concentrations
For 2009, 2008 and 2007, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

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

The following table represents operating activity within our reportable segments:

	Year Ended December 31,
Office Segment	2009	2008	2007
Rental revenue	$502,767	$537,377	$468,569
Rental expense	(154,270)	(166,124)	(148,582)
Segment profit	348,497	371,253	319,987

Multifamily Segment
Rental revenue	68,293	70,717	71,059
Rental expense	(17,925)	(17,079)	(18,735)
Segment profit	50,368	53,638	52,324

Total segments' profit	$398,865	$424,891	$372,311

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Year Ended December 31,
	2009	2008	2007
Total segments' profit	$398,865	$424,891	$372,311
General and administrative expenses	(23,887)	(22,646)	(21,486)
Depreciation and amortization	(226,620)	(248,011)	(209,593)
Gain on disposition of interest in
unconsolidated real estate fund	5,573	-	-
Other income (loss)	(12)	3,580	695
Loss, including depreciation,
from unconsolidated real estate fund	(3,279)	-	-
Interest expense	(184,797)	(193,727)	(160,616)

Net loss	(34,157)	(35,913)	(18,689)
Less: Net loss attributable to
noncontrolling interests	7,093	7,920	5,681
Net loss attributable to common stockholders	$(27,064)	$(27,993)	$(13,008)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

16. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for 2009 and 2008:

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$139,421	$140,427	$139,795	$151,417
Net loss before noncontrolling interests	(11,277)	(11,112)	(9,518)	(2,250)
Net loss attributable to common stockholders	(8,909)	(8,806)	(7,482)	(1,867)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.06)	$(0.02)
Weighted average shares of common stock
outstanding - basic and diluted	121,568,046	121,485,711	121,319,121	121,841,789

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Total revenue	$155,570	$157,653	$155,063	$139,808
Net loss before noncontrolling interests	(8,059)	(12,400)	(12,213)	(3,241)
Net loss attributable to common stockholders	(6,369)	(9,696)	(9,428)	(2,500)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)	$(0.08)	$(0.02)
Weighted average shares of common stock
outstanding - basic and diluted	121,777,360	121,509,098	121,313,515	118,283,579

17. Subsequent Events

We evaluated subsequent events through February 25, 2010, the date on which these financial statements were issued, and were not aware of any subsequent events that were material.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

Property Name	Encumbrances at December 31, 2009	Initial Cost		Improvements Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2009			Accumulated Depreciation at December 31, 2009	Year Built / Renovated	Year Aquired
		Land	Building & Improvements		Land	Building & Improvements	Total
Office Properties
Bundy Olympic	$24,979	$4,201	$11,860	$28,586	$6,030	$38,617	$44,647	$5,623	1991/1998	1994
The Gateway Building	34,434	2,376	15,302	44,904	5,119	57,463	62,582	7,299	1987	1994
Village on Canon	-	5,933	11,389	48,240	13,303	52,259	65,562	6,194	1989/1995	1994
Brentwood Executive Plaza	25,235	3,255	9,654	33,483	5,921	40,471	46,392	5,878	1983/1996	1995
Camden Medical Arts	-	3,102	12,221	27,774	5,298	37,799	43,097	4,510	1972/1992	1995
Executive Tower	77,100	6,660	32,045	60,328	9,471	89,562	99,033	13,539	1989	1995
Palisades Promenade	36,970	5,253	15,547	50,217	9,664	61,353	71,017	6,812	1990	1995
Studio Plaza	124,895	9,347	73,358	128,949	15,015	196,639	211,654	24,105	1988/2004	1995
First Federal	79,741	9,989	29,187	113,803	21,787	131,192	152,979	14,608	1981/2000	1996
Wilshire Brentwood Plaza	61,702	5,013	34,283	72,505	8,828	102,973	111,801	12,450	1985	1996
Landmark II	115,372	19,156	109,259	70,543	26,139	172,819	198,958	21,540	1989	1997
Olympic Center	27,926	5,473	22,850	30,496	8,247	50,572	58,819	6,751	1985/1996	1997
Saltair San Vicente	-	5,075	6,946	16,478	7,557	20,942	28,499	2,923	1964/1992	1997
Second Street	26,720	4,377	15,277	34,937	7,421	47,170	54,591	6,450	1991	1997
Sherman Oaks Galleria	244,080	33,213	17,820	405,210	48,328	407,915	456,243	53,054	1981/2002	1997
Tower at Sherman Oaks	-	4,712	15,747	35,431	8,685	47,205	55,890	7,022	1967/1991	1997
The Verona	-	2,574	7,111	13,889	5,111	18,463	23,574	2,659	1991	1997
Coral Plaza	20,066	4,028	15,019	18,452	5,366	32,133	37,499	4,231	1981	1998
MB Plaza	31,185	4,533	22,024	28,628	7,503	47,682	55,185	7,091	1971/1996	1998
Valley Executive Tower	91,892	8,446	67,672	96,667	11,737	161,048	172,785	19,601	1984	1998
Valley Office Plaza	40,642	5,731	24,329	44,899	8,957	66,002	74,959	8,598	1966/2002	1998
Westside Towers	74,383	8,506	79,532	73,432	14,568	146,902	161,470	19,098	1985	1998
100 Wilshire	136,713	12,769	78,447	136,132	27,108	200,240	227,348	23,402	1968/2002	1999
11777 San Vicente	25,815	5,032	15,768	28,146	6,714	42,232	48,946	5,067	1974/1998	1999
Century Park Plaza	93,107	10,275	70,761	103,051	16,153	167,934	184,087	20,802	1972/1987	1999
Encino Terrace	76,683	12,535	59,554	89,456	15,533	146,012	161,545	19,416	1986	1999
One Westwood	-	10,350	29,784	58,283	9,195	89,222	98,417	10,646	1987/2004	1999
Westwood Place	54,190	8,542	44,419	50,716	11,448	92,229	103,677	11,519	1987	1999
Brentwood Saltair	-	4,468	11,615	10,683	4,775	21,991	26,766	3,259	1986	2000
Encino Gateway	54,889	8,475	48,525	51,053	15,653	92,400	108,053	12,477	1974/1998	2000
Encino Plaza	33,621	5,293	23,125	43,807	6,165	66,060	72,225	8,909	1971/1992	2000
Lincoln Wilshire	21,727	3,833	12,484	20,961	7,475	29,803	37,278	3,212	1996	2000
1901 Avenue of the Stars	148,766	18,514	131,752	104,559	26,163	228,662	254,825	26,953	1968/2001	2001
Camden/9601 Wilshire	-	16,597	54,774	99,438	17,658	153,151	170,809	18,735	1962/2004	2001
Columbus Center	11,404	2,096	10,396	8,982	2,333	19,141	21,474	2,835	1987	2001
Santa Monica Square	-	5,366	18,025	19,061	6,863	35,589	42,452	4,316	1983/2004	2001
Warner Center Towers	374,330	43,110	292,147	380,468	59,418	656,307	715,725	84,315	1982-1993/2004	2002
Beverly Hills Medical Center	28,361	4,955	27,766	27,030	6,435	53,316	59,751	6,506	1964/2004	2004
Bishop Place	86,922	8,317	105,651	53,902	8,833	159,037	167,870	20,896	1992	2004
Harbor Court	23,475	51	41,001	21,308	-	62,360	62,360	9,902	1994	2004
The Trillium	184,500	20,688	143,263	80,137	21,989	222,099	244,088	29,699	1988	2005
Brentwood Court	6,686	2,564	8,872	346	2,563	9,219	11,782	1,303	1984	2006
Brentwood Medical Plaza	23,957	5,934	27,836	1,265	5,933	29,102	35,035	4,303	1975	2006
Brentwood San Vicente Medical	13,690	5,557	16,457	472	5,557	16,929	22,486	2,154	1957/1985	2006
San Vicente Plaza	10,722	7,055	12,035	253	7,055	12,288	19,343	1,961	1985	2006
Century Park West	22,600	3,717	29,099	396	3,669	29,543	33,212	2,634	1971	2007
Cornerstone Plaza	55,800	8,245	80,633	4,176	8,263	84,791	93,054	6,839	1986	2007
Honolulu Club	18,000	1,863	16,766	3,292	1,863	20,058	21,921	1,331	1980	2008

Multifamily Properties
Barrington Plaza	153,630	28,568	81,485	142,878	58,208	194,723	252,931	22,103	1963/1998	1998
Barrington 555	43,440	6,461	27,639	40,169	14,903	59,366	74,269	6,625	1989	1999
Pacific Plaza	46,400	10,091	16,159	72,771	27,816	71,205	99,021	7,344	1963/1998	1999
The Shores	144,610	20,809	74,191	196,082	60,555	230,527	291,082	23,153	1965-67/2002	1999
Moanalua Hillside	111,920	24,720	85,895	37,626	35,294	112,947	148,241	11,932	1968/2004	2005
The Villas at Royal Kunia	82,000	42,887	71,376	14,361	35,163	93,461	128,624	11,665	1990/1995	2006
Barrington/Kiowa Apartments	7,750	5,720	10,052	438	5,720	10,490	16,210	1,147	1974	2006
Barry Apartments	7,150	6,426	8,179	354	6,426	8,533	14,959	1,065	1973	2006
Kiowa Apartments	3,100	2,605	3,263	242	2,605	3,505	6,110	432	1972	2006

Ground Lease
Owensmouth/Warner	14,720	23,848	-	-	23,848	-	23,848	-	N/A	2006

TOTAL	$3,258,000	$569,289	$2,437,626	$3,380,145	$835,407	$5,551,653	$6,387,060	$688,893

		Year ended December 31,
		2009	2008	2007
Real Estate Assets
Balance, beginning of period		$6,981,316	$6,264,170	$6,088,617
Additions	- property acquisitions	-	653,842	121,694
	- improvements	44,952	63,304	57,300
Purchase accounting		-	-	(3,441)
Deductions	- deconsolidation	(639,208)	-	-
Balance, end of period		$6,387,060	$6,981,316	$6,264,170

Accumulated Depreciation
Balance, beginning of period		$(490,125)	$(242,114)	$(32,521)
Additions	- depreciation	(226,620)	(248,011)	(209,593)
Deductions	- deconsolidation	27,852	-	-
Balance, end of period		$(688,893)	$(490,125)	$(242,114)