Form 10-Q
period 2010-05-03
Douglas Emmett Inc
filed 2010-05-05
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock,	122,228,698 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investment in real estate:
Land	$835,407	$835,407
Buildings and improvements	5,018,804	5,017,569
Tenant improvements and lease intangibles	541,711	534,084
Investment in real estate, gross	6,395,922	6,387,060
Less: accumulated depreciation	(744,226)	(688,893)
Investment in real estate, net	5,651,696	5,698,167

Cash and cash equivalents	94,300	72,740
Tenant receivables, net	969	2,357
Deferred rent receivables, net	42,589	40,395
Interest rate contracts	91,748	108,027
Acquired lease intangible assets, net	10,523	11,691
Investment in unconsolidated real estate funds	94,708	97,127
Other assets	30,114	29,428
Total assets	$6,016,647	$6,059,932

Liabilities
Secured notes payable, including loan premium	$3,272,157	$3,273,459
Accounts payable and accrued expenses	73,484	72,893
Security deposits	32,109	32,501
Acquired lease intangible liabilities, net	130,882	139,340
Interest rate contracts	206,522	237,194
Dividends payable	12,203	12,160
Total liabilities	3,727,357	3,767,547

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 122,029,198 and 121,596,427 outstanding at March 31, 2010 and December 31, 2009, respectively	1,220	1,216
Additional paid-in capital	2,299,372	2,290,419
Accumulated other comprehensive income (loss)	(171,662)	(186,255)
Accumulated deficit	(332,507)	(312,017)
Total Douglas Emmett, Inc. stockholders' equity	1,796,423	1,793,363
Noncontrolling interests	492,867	499,022
Total equity	2,289,290	2,292,385
Total liabilities and equity	$6,016,647	$6,059,932

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Office rental
Rental revenues	$98,747	$108,546
Tenant recoveries	6,478	7,966
Parking and other income	15,551	17,634
Total office revenues	120,776	134,146

Multifamily rental
Rental revenues	15,899	16,187
Parking and other income	1,112	1,084
Total multifamily revenues	17,011	17,271

Total revenues	137,787	151,417

Operating Expenses
Office expense	36,114	40,312
Multifamily expense	4,568	4,517
General and administrative	5,850	6,351
Depreciation and amortization	55,332	61,074
Total operating expenses	101,864	112,254

Operating income	35,923	39,163

Gain on disposition of interest in unconsolidated real estate fund	-	5,573
Other income (loss)	246	(567)
(Loss) Gain, including depreciation, from unconsolidated real estate funds	(1,504)	2,803
Interest expense	(45,134)	(49,222)
Net loss	(10,469)	(2,250)

Less: Net loss attributable to noncontrolling interests	2,182	383
Net loss attributable to common stockholders	$(8,287)	$(1,867)

Net loss attributable to common stockholders
per share – basic and diluted	$(0.07)	$(0.02)

Dividends declared per common share	$0.10	$0.10

Weighted average shares of common stock
outstanding – basic and diluted	121,643,700	121,841,789

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(10,469)	$(2,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (Gain), including depreciation, from unconsolidated real estate funds	1,504	(2,803)
Depreciation and amortization	55,332	61,074
Net accretion of acquired lease intangibles	(7,290)	(10,101)
Gain on disposition of interest in unconsolidated real estate fund	-	(5,573)
Amortization of deferred loan costs	421	607
Amortization of loan premium	(1,302)	(1,229)
Non-cash market value adjustments on interest rate contracts	4,671	4,964
Non-cash amortization of stock-based compensation	1,560	1,056
Non-cash profit sharing allocation to consolidated fund	-	660
Change in working capital components:
Tenant receivables	1,388	62
Deferred rent receivables	(2,194)	(2,003)
Accounts payable, accrued expenses and security deposits	6,006	11,468
Other	(909)	(275)
Net cash provided by operating activities	48,718	55,657

Investing Activities
Capital expenditures and property acquisitions	(11,176)	(11,846)
Deconsolidation of Douglas Emmett Fund X, LLC	-	(6,625)
Net cash used in investing activities	(11,176)	(18,471)

Financing Activities
Proceeds from long-term borrowings	-	82,640
Deferred loan costs	(2)	(3)
Repayment of borrowings	-	(106,665)
Net change in short-term borrowings	-	(25,275)
Contributions by Douglas Emmett Fund X, LLC investors	-	66,074
Contributions by noncontrolling interests	-	450
Distributions to noncontrolling interests	(3,420)	(6,478)
Distributions of capital to noncontrolling interests	(400)	-
Repurchase of common stock	-	(3,901)
Cash dividends	(12,160)	(22,856)
Net cash used in financing activities	(15,982)	(16,014)

Increase in cash and cash equivalents	21,560	21,172
Cash and cash equivalents at beginning of period	72,740	8,655
Cash and cash equivalents at end of period	$94,300	$29,827

Noncash transactions:
Investing activity related to contribution of properties to Douglas Emmett Fund X, LLC	$-	$476,852
Financing activity related to contribution of debt and noncontrolling interest to Douglas Emmett Fund X, LLC	$-	$(483,477)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2010, we own a consolidated portfolio of 49 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  We also manage six properties owned by Fund X as part of our total portfolio, with a combined 55 office properties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described in Note 2 below, the results of the six properties we acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to Fund X in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2009 Annual Report on Form 10-K and notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

2. Acquisitions, Dispositions and Other Transfers

We did not make any property acquisitions or dispositions during the three months ended March 31, 2010.

During the fourth quarter of 2008, we contributed a portfolio of six Class A office properties and the related $365 million term loan secured by the six properties to Douglas Emmett Fund X, LLC (Fund X).  See also Note 12. In exchange, we received an interest in the common equity of Fund X.  Because the net value of the contributed properties (as valued under the Fund X operating agreement) exceeded our required capital contribution, Fund X distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point Fund X became an unconsolidated real estate fund in which we retained an equity investment.  We recognized a gain of $5,573 on the disposition of the interest in Fund X we did not retain.

The results of operations for the properties contributed to Fund X are included in our consolidated statement of operations only until the end of February 2009, when the properties were deconsolidated from our financial statements.  Beginning in February 2009, we have accounted for our interest in Fund X under the equity method.

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

The following table represents operating activity within our reportable segments:

	Three Months Ended March 31,
Office Segment	2010	2009
Rental revenue	$120,776	$134,146
Rental expense	(36,114)	(40,312)
Segment profit	84,662	93,834

Multifamily Segment
Rental revenue	17,011	17,271
Rental expense	(4,568)	(4,517)
Segment profit	12,443	12,754

Total segments' profit	$97,105	$106,588

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended March 31,
	2010	2009
Total segments' profit	$97,105	$106,588
General and administrative expense	(5,850)	(6,351)
Depreciation and amortization	(55,332)	(61,074)
Gain on disposition of interest in unconsolidated real estate fund	-	5,573
Other income (loss)	246	(567)
(Loss) Gain, including depreciation, from unconsolidated real estate funds	(1,504)	2,803
Interest expense	(45,134)	(49,222)
Net loss	(10,469)	(2,250)
Less: Net loss attributable to noncontrolling interests	2,182	383
Net loss attributable to common stockholders	$(8,287)	$(1,867)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	March 31, 2010	December 31, 2009
Deferred loan costs, net of accumulated amortization of $5,410 and $4,989 at March 31, 2010 and December 31, 2009, respectively	$4,398	$4,817
Restricted cash	2,899	2,897
Prepaid interest	193	263
Prepaid expenses	2,570	3,662
Interest receivable	10,357	10,376
Other indefinite-lived intangible	1,988	1,988
Other	7,709	5,425
Total other assets	$30,114	$29,428

We incurred deferred loan cost amortization expense of $421 and $607 for the three months ended March 31, 2010 and 2009, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2010	December 31, 2009
Accounts payable	$31,878	$31,940
Accrued interest payable	26,191	26,263
Deferred revenue	15,415	14,690
Total accounts payable and accrued expenses	$73,484	$72,893

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	March 31, 2010	December 31, 2009
Above-market tenant leases	$32,770	$32,770
Accumulated amortization	(25,181)	(24,033)
Below-market ground leases	3,198	3,198
Accumulated amortization	(264)	(244)
Acquired lease intangible assets, net	$10,523	$11,691

Below-market tenant leases	$261,523	$261,523
Accumulated accretion	(143,942)	(135,534)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,899)	(2,849)
Acquired lease intangible liabilities, net	$130,882	$139,340

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date (1)	March 31, 2010	December 31, 2009	Variable Rate	Effective Annual Fixed Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (3)	06/01/2012	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II (3)	06/01/2012	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)(5)	08/31/2012	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Fannie Mae Loan III (3)	02/01/2015	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV (3)	02/01/2015	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (6)	04/01/2015	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V (3)	02/01/2016	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI (3)	06/01/2017	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,240,000	3,240,000		5.10%

Variable Rate:
Wells Fargo Loan (7)	03/01/2011	18,000	18,000	LIBOR + 1.25%	--	--
Secured Revolving Credit Facility (8)	10/30/2010	-	-	LIBOR / Fed Funds+(9)	--	--
Subtotal		3,258,000	3,258,000
Unamortized Loan Premium (10)		14,157	15,459
Total		$3,272,157	$3,273,459

(1)	As of March 31, 2010, the weighted average remaining life of our total outstanding debt was 2.8 years, and the weighted average remaining life of the interest rate swaps was 1.1 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on the credit line.  The total effective rate on an actual/365-day basis was 5.17% at March 31, 2010.

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

(6)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(7)	This loan is held by a consolidated entity in which our operating partnership holds a two-thirds interest.
(8)	This credit facility is secured by nine properties and has no borrowings outstanding. A one-year extension option remains available.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at March 31, 2010, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending March 31,
2011	$18,000
2012	-
2013	2,688,080
2014	-
2015	111,920
Thereafter	440,000
Total future principal payments	$3,258,000

Secured Revolving Credit Facility
We have a $350 million revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities, LLC.  At March 31, 2010, there were no amounts outstanding under the facility.  This credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility bears interest at 15 basis points on the undrawn balance.  The facility expires during the fourth quarter of 2010, with a one-year extension at our option.

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

As of March 31, 2010, approximately 99% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges, as summarized below:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	36	$3,240,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc., we entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of March 31, 2010, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of March 31, 2010, the fair value of derivatives, aggregated by counterparty, in a net liability position was $129.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as accounting hedges will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized as interest expense.

Amounts accumulated in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $100.5 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	Three months ended March 31,
	2010	2009
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(18,627)	$(18,445)

Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	$(36,925)	$(35,298)

Location of gain (loss) reclassification from accumulated OCI into earnings (effective portion)	Interest expense	Interest expense

Amount of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	$82	$(551)

Location of gain (loss) recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)	Interest expense	Interest expense

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) recognized in earnings on derivatives	$(33)	$307

Location of gain (loss) recognized in earnings on derivatives	Interest expense	Interest expense

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB). The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments as of March 31, 2010:

	March 31, 2010	December 31, 2009
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$-	$-
Derivatives not designated as accounting hedges	91,748	108,027
Total derivative assets	$91,748	$108,027

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$133,352	$152,498
Derivatives not designated as accounting hedges	73,170	84,696
Total derivative liabilities	$206,522	$237,194

The FASB has established a framework for measuring fair value which uses a market-based measurement, not an entity-specific measurement.  The FASB established a fair value hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs.  Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs that are observable either directly or indirectly for similar assets and liabilities in active markets.  Level 3 inputs are unobservable assumptions generated by the reporting entity.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below were measured at fair value as of March 31, 2010 and aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Assets
Interest Rate Contracts	$-	$91,748	$-	$91,748
Liabilities
Interest Rate Contracts	$-	$206,522	$-	$206,522

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 22% of our operating partnership at March 31, 2010.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of March 31, 2010.

The tables below represent our condensed consolidated statements of stockholders’ equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net loss	(8,287)	(2,182)	(10,469)
Other comprehensive income (loss)	14,593	3,704	18,297
Comprehensive income (loss)	6,306	1,522	7,828
Dividends and distributions	(12,203)	(3,772)	(15,975)
Redemption of operating partnership units	6,386	(6,386)	-
Stock compensation	2,571	2,481	5,052
Balance as of March 31, 2010	$1,796,423	$492,867	$2,289,290

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2009, as reported	$1,775,189	$505,025	$2,280,214
Comprehensive income (loss):
Net loss	(1,867)	(383)	(2,250)
Other comprehensive income (loss)	10,556	6,297	16,853
Comprehensive income (loss)	8,689	5,914	14,603
Contributions	-	450	450
Dividends and distributions	(12,150)	(6,412)	(18,562)
Redemption of operating partnership units	(634)	(3,267)	(3,901)
Stock compensation	1,200	1,475	2,675
Deconsolidation of Douglas Emmett Fund X, LLC	11,890	10	11,900
Balance as of March 31, 2009	$1,784,184	$503,195	$2,287,379

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2010	2009
Net loss	$(10,469)	$(2,250)
Cash flow hedge adjustment	19,064	18,920
Equity interest in other comprehensive income (loss) of unconsolidated real estate funds	(767)	(2,067)
Comprehensive income (loss)	7,828	14,603
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,522)	(5,914)
Comprehensive income (loss) attributable to common stockholders	$6,306	$8,689

Dividends
During the first three months of 2010 and 2009, we declared quarterly dividends of $0.10 per share in each quarter, which equals an annualized rate of $0.40 per share for both periods.

Taxability of Dividends
Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Equity Conversions and Repurchases
During the three months ended March 31, 2010, approximately 433,000 operating partnership units were converted to shares of common stock. We did not make any repurchases of share equivalents during this period.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended March 31,
	2010	2009
Net loss attributable to common stockholders	$(8,287)	$(1,867)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	6,382	3,264
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$(1,905)	$1,397

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010, and our proxy statement, which was filed with the SEC on April 22, 2010.

During the first quarter of 2010, we granted approximately 1.6 million long-term incentive units and stock options that are subject to vesting with a total fair market value of $9.2 million.  In addition, we granted $3.6 million of immediately-vested equity awards during the first quarter of 2010 to satisfy a portion of the bonuses accrued during 2009 and $1.4 million of immediately-vested equity awards during the first quarter of 2009 to satisfy a portion of the bonuses accrued during 2008.  We recognize non-cash compensation expense upon vesting of equity awards, and accordingly recognized non-cash compensation expense of $1.4 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended March 31, 2010 and 2009 totaled $131 and $197, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2010 were as follows:

Twelve months ending March 31:
2011	$351,409
2012	309,418
2013	264,953
2014	209,598
2015	158,211
Thereafter	420,062
Total future minimum base rentals	$1,713,651

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

Future Minimum Lease Payments
We currently lease portions of the land underlying two of our office properties. We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. We have the ability and intent to exercise this option, therefore the future minimum rent payments are excluded from the table below. We expensed ground lease payments in the amount of $539 and $513 for the three months ended March 31, 2010 and 2009, respectively.

The following is a schedule of our minimum ground lease payments as of March 31, 2010:

Twelve months ending March 31:
2011	$733
2012	733
2013	733
2014	733
2015	733
Thereafter	52,592
Total future minimum lease payments	$56,257

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

11. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At March 31, 2010, the aggregate fair value of our secured notes payable and secured revolving credit facility was estimated to be approximately $3.2 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 8.

12. Related Party Transactions

During the fourth quarter of 2008, we contributed a portfolio of six properties, the related $365 million term loan, and the benefits and burdens of the related interest-rate swap agreement to Fund X in exchange for an interest in the common equity of Fund X, which became an unconsolidated equity investment in February 2009.  See Note 2 for further information.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under these loans, which we entered into prior to our contribution of this debt and the related properties to Fund X, although we have an indemnity from Fund X for any amounts we would be required to pay under these agreements.  If Fund X fails to perform any obligations under the swap agreement, as a guarantor we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $34.8 million as of March 31, 2010.  To date, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions, including primarily U.S. banking institutions as well as a U.S. branch of a foreign bank. Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand under the increased limit that the U.S. Congress has temporarily granted until December 31, 2013.  We have not experienced any losses to date on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 19 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2010, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the three months ended March 31, 2010 and 2009, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

In addition, we are subject to taxation by various state and local (and potentially foreign) jurisdictions, including those in which we transact business or reside.  Our non-TRS subsidiaries, including our operating partnership, are either partnerships or disregarded entities for federal income tax purposes.  Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders.  Accordingly, no income tax provision is included in the accompanying consolidated financial statements.

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three months ended March 31, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature
Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.  We consider the applicability and impact of all ASUs.  Newly issued ASUs not listed below are expected to have no impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In January 2010, we adopted FASB guidance contained in ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The adoption of ASU 2009-17 did not have a material effect on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for new disclosures requiring us to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring us to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.  The adoption of this FASB guidance did not have a material effect on our financial position and results of operations as it only addresses disclosures.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This standard amends the authoritative guidance for subsequent events that was previously issued and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material effect on our financial position and results of operations as it only addresses disclosures.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; a general downturn in the economy, such as the current global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K.

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

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties.  These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.  Some of our accruals are subject to adjustment, as we believe appropriate based on revised estimates and reconciliation to the actual results when available.

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2009 Annual Report on Form 10-K.  We have not made any material changes to these policies during the periods covered by this Report.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2010 and 2009 consists of the rental operations for 49 office properties and nine multifamily properties that we owned during both comparable periods as well as six office properties that were contributed during the first quarter of 2009 to Fund X, an institutional real estate fund that we manage and in which we own an equity interest. The results of these six contributed properties are included only through the end of February 2009, when Fund X was deconsolidated, and thereafter only to the extent of equity income or loss from our investment in Fund X.

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office revenue decreased by $13.4 million, or 10.0%, to $120.8 million for the three months ended March 31, 2010, compared to $134.1 million for the three months ended March 31, 2009.

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $9.8 million, or 9.0%, to $98.7 million for the three months ended March 31, 2010, compared to $108.5 million for the three months ended March 31, 2009.  The decrease was primarily due to $7.6 million of rent reflected in our 2009 consolidated results from the six properties we contributed to Fund X at the end of February 2009, as well as a decrease of $2.2 million for the remainder of our portfolio.  The remaining decrease of $2.2 million is primarily due to lower accretion of net below-market rents.  Each of the leases in place at the time of our IPO was adjusted to then-market rates.  As we progress further from the IPO date, the maturity and expiration of these leases will result in lower comparable rent adjustments.

Tenant Recoveries.  Total office tenant recoveries decreased by $1.5 million, or 18.7%, to $6.5 million for the three months ended March 31, 2010, compared to $8.0 million for the three months ended March 31, 2009.  The decrease was primarily due to $0.7 million of recoveries reflected in our 2009 consolidated results from the six properties we contributed to Fund X at the end of February 2009, as well as a decrease in recoverable utilities and scheduled services expense for the remainder of our portfolio.

Parking and Other Income.  Total office parking and other income decreased by $2.1 million, or 11.8%, to $15.6 million for the three months ended March 31, 2010, compared to $17.6 million for the three months ended March 31, 2009.  The decrease was primarily due to $1.2 million of parking income reflected in our 2009 consolidated results from the six properties we contributed to Fund X at the end of February 2009, as well as decreases in parking income for the remainder of our portfolio as a result of lower occupancy.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $4.2 million, or 10.4%, to $36.1 million for the three months ended March 31, 2010, compared to $40.3 million for the three months ended March 31, 2009.  The decrease was primarily due to $3.2 million of property operating expenses reflected in our 2009 consolidated results from the six properties we contributed to Fund X at the end of February 2009, as well as lower utilities and scheduled services expense for the remainder of our portfolio.

Depreciation and Amortization.  Depreciation and amortization expense decreased $5.7 million, or 9.4%, to $55.3 million for the three months ended March 31, 2010, compared to $61.1 million for the three months ended March 31, 2009.  The decrease was primarily due to $4.9 million of depreciation and amortization reflected in our 2009 consolidated results from the six properties we contributed to Fund X at the end of February 2009.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to Fund X as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

(Loss) Gain, including Depreciation, from Unconsolidated Real Estate Funds.  The (loss) gain, including depreciation, from unconsolidated real estate funds totaled a net loss of $1.5 million for the three months ended March 31, 2010.  This amount represents our equity interest in the operating results from the six properties owned by Fund X, including the operating income net of historical cost-basis depreciation, for the full three-month period.  Comparatively, the prior year’s quarterly amount includes only one month of equity income (loss) following the deconsolidation of Fund X in February 2009 as described in Note 2 to our consolidated financial statements in Item 1 of this Report.  The (loss) gain, including depreciation, from unconsolidated real estate funds totaled a net gain of $2.8 million for the three months ended March 31, 2009.  This amount represents $3.5 million of income relating to the contribution of properties to Fund X at the end of February 2009, partially offset by a loss of $0.7 million for our equity interest in the net operating results of Fund X subsequent to the deconsolidation in February 2009.

Interest Expense.  Interest expense decreased $4.1 million, or 8.3%, to $45.1 million for the three months ended March 31, 2010, compared to $49.2 million for the three months ended March 31, 2009.  This decrease was primarily due to lower average levels of outstanding debt during the first quarter of 2010 as a result of the deconsolidation of debt associated with the six properties contributed to Fund X as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.3 billion at March 31, 2010, excluding a loan premium representing the mark-to-market adjustment on variable rate debt resulting from our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have a secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $350 million.  At March 31, 2010, there were no borrowings outstanding under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility is scheduled to mature on October 30, 2010 but has a one-year extension available to us.  In the current economic environment and credit market, there is a chance that we may not meet the criteria necessary to utilize the extension, or the availability under the facility may be reduced upon extension.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, share equivalent repurchases, recapitalizations and working capital.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  At March 31, 2010, 99% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion are scheduled to mature on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  See Item 3 of this Report for a description of the impact of variable rates on our interest expense.  See also Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

None of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations, which remain at variable rates, are our revolving credit facility described above, whose maturity can be extended, under certain conditions, to October 30, 2011, and an $18 million secured loan, whose maturity is March 31, 2011.

At March 31, 2010, our total borrowings under secured loans represented 58.9% of our total market capitalization of $5.8 billion.  Total market capitalization includes our consolidated debt, and the value of common stock and operating partnership units each based on our common stock closing price at March 31, 2010 on the New York Stock Exchange of $15.37 per share.

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

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $6.9 million to $48.7 million for the three months ended March 31, 2010, compared to $55.7 million for the three months ended March 31, 2009.  The decrease is primarily due to the cash flows from the six properties contributed to Fund X which were included in our consolidated results until the end of February 2009.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased by $7.3 million to $11.2 million for the three months ended March 31, 2010 compared to $18.5 million for the three months ended March 31, 2009.  The decrease was attributable to the deconsolidation of Fund X in 2009.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Cash used in financing activities for the three months ended March 31, 2010 was essentially flat in comparison to the three months ended March 31, 2009.  However, there were noteworthy increases and decreases in the components of financing cash flows which offset one another to produce the flat comparison.  The use of cash for financing activity decreased this year in comparison to prior year from a $13.8 million decrease in cash dividends and distributions paid to common stockholders and noncontrolling interests, which is almost completely offset by the net increase in cash flows from other financing activities during the three months ended March 31, 2009 that did not recur in the comparable quarter of 2010.  These activities include the receipt of $66.1 million in cash contributions from Fund X investors as part of the formation transactions that preceded our deconsolidation of Fund X, partially offset by payments to reduce the $49.3 million outstanding balance of our revolving credit facility to zero and to repurchase $3.9 million of our common stock in the open market.

Contractual Obligations

During the first three months of 2010, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have established and manage unconsolidated real estate funds through which institutional investors provide capital commitments for acquisition of properties.   These include Fund X, which we formed in the fourth quarter of 2008, and Douglas Emmett Partnership X, LP, which we formed in the first quarter of 2010 to allow additional investments along side Fund X by institutional investors who cannot invest through a limited liability company.  The capital we invest in our institutional funds is invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  We do not expect to receive additional significant liquidity from our investments in our institutional funds until the disposition of the properties held by the relevant fund, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our institutional funds for which we are paid fees and/or reimbursed our costs.

At March 31, 2010, our institutional funds had capital commitments of $441.5 million, of which $183.5 million remained undrawn.  This amount included commitments from us of $153.0 million, of which $27.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our institutional funds, although our institutional funds have their own debt, which is secured by the properties they own.  The following table summarizes the debt of our institutional funds at March 31, 2010:

Type of Debt	Amount (in millions)	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)(3)	$ 365	08/18/13	LIBOR + 1.65%	5.52%	09/04/12

(1)	Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees. The total effective rate on an actual/365-day basis is 5.59% at March 31, 2010.
(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
Fund X assumed this loan during the fourth quarter of 2008 when we contributed the properties securing it to Fund X.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under these loans, which we entered into prior to our contribution of this debt and the related properties to Fund X, although we have an indemnity from Fund X for any amounts we would be required to pay under these agreements.  If Fund X fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $34.8 million as of March 31, 2010.  To date, all obligations under the swap agreements have been performed by Fund X in accordance with the terms of the agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2010, approximately $3.2 billion, or 99%, of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at March 31, 2010, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $90 thousand. However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion are scheduled to mature on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  If we chose not to enter into new swaps covering the remaining term of the hedged debt, the potential impact to earnings of a 50 basis point change in LIBOR would be an additional $2.6 million.

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

As of March 31, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended March 31, 2010.

Purchases.  We did not make any purchases of our share equivalents during the three months ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

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

DOUGLAS EMMETT, INC.
Date: May 5, 2010	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: May 5, 2010	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer