Form 10-Q
period 2010-08-05
Douglas Emmett Inc
filed 2010-08-05
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock,	122,721,371 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investment in real estate:
Land	$851,791	$835,407
Buildings and improvements	5,222,779	5,017,569
Tenant improvements and lease intangibles	561,893	534,084
Investment in real estate, gross	6,636,463	6,387,060
Less: accumulated depreciation	(799,146)	(688,893)
Investment in real estate, net	5,837,317	5,698,167

Cash and cash equivalents	21,249	72,740
Tenant receivables, net	1,256	2,357
Deferred rent receivables, net	44,803	40,395
Interest rate contracts	71,268	108,027
Acquired lease intangible assets, net	11,592	11,691
Investment in unconsolidated real estate funds	97,364	97,127
Other assets	26,434	29,428
Total assets	$6,111,283	$6,059,932

Liabilities
Secured notes payable, including loan premium	$3,425,335	$3,273,459
Accounts payable and accrued expenses	62,426	72,893
Security deposits	32,338	32,501
Acquired lease intangible liabilities, net	124,859	139,340
Interest rate contracts	174,566	237,194
Dividends payable	12,263	12,160
Total liabilities	3,831,787	3,767,547

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 122,634,628 and 121,596,427 outstanding at June 30, 2010 and December 31, 2009, respectively	1,226	1,216
Additional paid-in capital	2,308,967	2,290,419
Accumulated other comprehensive income (loss)	(158,919)	(186,255)
Accumulated deficit	(353,761)	(312,017)
Total Douglas Emmett, Inc. stockholders' equity	1,797,513	1,793,363
Noncontrolling interests	481,983	499,022
Total equity	2,279,496	2,292,385
Total liabilities and equity	$6,111,283	$6,059,932

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Office rental
Rental revenues	$98,695	$99,210	$197,442	$207,756
Tenant recoveries	7,710	7,134	14,188	15,100
Parking and other income	15,838	16,404	31,389	34,038
Total office revenues	122,243	122,748	243,019	256,894

Multifamily rental
Rental revenues	15,879	16,007	31,778	32,194
Parking and other income	1,087	1,040	2,199	2,124
Total multifamily revenues	16,966	17,047	33,977	34,318

Total revenues	139,209	139,795	276,996	291,212

Operating Expenses
Office expense	37,198	36,665	73,312	76,977
Multifamily expense	4,434	4,286	9,002	8,803
General and administrative	5,944	5,959	11,794	12,310
Depreciation and amortization	54,921	55,729	110,253	116,803
Total operating expenses	102,497	102,639	204,361	214,893

Operating income	36,712	37,156	72,635	76,319

Gain on disposition of interest in unconsolidated real estate fund	-	-	-	5,573
Other income (loss)	151	60	397	(507)
(Loss) gain, including depreciation, from unconsolidated real estate funds	(2,200)	(2,128)	(3,704)	675
Interest expense	(45,676)	(44,606)	(90,810)	(93,828)
Acquisition-related expenses	(292)	-	(292)	-
Net loss	(11,305)	(9,518)	(21,774)	(11,768)

Less: Net loss attributable to noncontrolling interests	2,314	2,036	4,496	2,419
Net loss attributable to common stockholders	$(8,991)	$(7,482)	$(17,278)	$(9,349)

Net loss attributable to common stockholders
per share – basic	$(0.07)	$(0.06)	$(0.14)	$(0.08)
Net loss attributable to common stockholders
per share – diluted	$(0.07)	$(0.06)	$(0.14)	$(0.08)

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

Weighted average shares of common stock
outstanding – basic	122,331,803	121,319,121	121,989,652	121,579,011
Weighted average shares of common stock
outstanding – diluted	122,331,803	121,319,121	121,989,652	121,579,011

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(21,774)	$(11,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (Gain), including depreciation, from unconsolidated real estate funds	3,704	(675)
Depreciation and amortization	110,253	116,803
Net accretion of acquired lease intangibles	(13,927)	(17,940)
Gain on disposition of interest in unconsolidated real estate fund	-	(5,573)
Amortization of deferred loan costs	830	1,090
Amortization of loan premium	(2,624)	(2,476)
Non-cash market value adjustments on interest rate contracts	9,454	9,989
Non-cash amortization of stock-based compensation	3,498	2,333
Non-cash profit sharing allocation to consolidated fund	-	660
Change in working capital components:
Tenant receivables	1,101	580
Deferred rent receivables	(4,408)	(4,425)
Accounts payable and accrued expenses	(4,677)	4,724
Security deposits	(447)	(648)
Other	2,612	2,990
Net cash provided by operating activities	83,595	95,664

Investing Activities
Capital expenditures and property acquisitions	(252,226)	(21,339)
Deconsolidation of Douglas Emmett Fund X, LLC	-	(6,625)
Investment in unconsolidated real estate funds	(5,681)	-
Net cash used in investing activities	(257,907)	(27,964)

Financing Activities
Proceeds from long-term borrowings	-	82,640
Deferred loan costs	(105)	(18)
Repayment of borrowings	-	(106,665)
Net change in short-term borrowings	154,500	(25,275)
Contributions by Douglas Emmett Fund X, LLC investors	-	66,074
Contributions by noncontrolling interests	-	450
Distributions to noncontrolling interests	(6,811)	(9,957)
Distributions of capital to noncontrolling interests	(400)	-
Repurchase of common stock	-	(5,338)
Cash dividends	(24,363)	(35,005)
Net cash provided by (used in) financing activities	122,821	(33,094)

(Decrease) Increase in cash and cash equivalents	(51,491)	34,606
Cash and cash equivalents at beginning of period	72,740	8,655
Cash and cash equivalents at end of period	$21,249	$43,261

Noncash transactions:
Investing activity related to contribution of properties to Douglas Emmett
Fund X, LLC	$-	$476,852
Financing activity related to contribution of debt and noncontrolling interest
to Douglas Emmett Fund X, LLC	$-	$(483,477)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2010, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  We also manage six properties owned by our unconsolidated institutional real estate funds as part of our total portfolio, with a combined 56 office properties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  As described in Note 2 below, the results of the six properties we acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to an unconsolidated institutional real estate fund we manage in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

2. Acquisitions, Dispositions and Other Transfers

On June 29, 2010, we acquired Bishop Square, an office project containing approximately 960,000 square feet located in Honolulu, Hawaii for a contract price of $232 million.  Bishop Square is the largest office project in the state of Hawaii, and is comprised of two Class A office towers, an above-ground parking structure and a one-acre park.

The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of acquisition.  We acquired this building near the end of the quarter, and as such, the following table represents our preliminary purchase price allocation.  These amounts are likely to change based on a more thorough calculation to be performed during the one-year purchase accounting period provided under the relevant accounting standards.  We did not acquire any properties during the first six months of 2009.

2010 Acquisitions
Investment in real estate:
Land	$16,384
Buildings and improvements	202,142
Tenant improvements and other in-place lease assets	11,586
Other assets	19
Accounts payable, accrued expenses and tenant security deposits	(1,015)
Acquired lease intangibles	455
Net assets acquired	$229,571

During the fourth quarter of 2008, we contributed a portfolio of six Class A office properties and the related $365 million term loan secured by the six properties to an unconsolidated institutional real estate fund we manage.  See also Note 13. In exchange, we received an interest in the common equity of that fund.  Because the net value of the contributed properties (as valued under the fund’s operating agreement) exceeded our required capital contribution, the fund distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point the fund became an unconsolidated real estate fund in which we retained an equity investment.  We recognized a gain of $5,573 on the disposition of the interest in the fund we did not retain.

The results of operations for the contributed properties are included in our consolidated statement of operations only until the end of February 2009, when the properties were deconsolidated from our financial statements.  Beginning in February 2009, we have accounted for our interest in the fund under the equity method.

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

The following table represents operating activity within our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
Office Segment	2010	2009	2010	2009
Rental revenue	$122,243	$122,748	$243,019	$256,894
Rental expense	(37,198)	(36,665)	(73,312)	(76,977)
Segment profit	85,045	86,083	169,707	179,917

Multifamily Segment
Rental revenue	16,966	17,047	33,977	34,318
Rental expense	(4,434)	(4,286)	(9,002)	(8,803)
Segment profit	12,532	12,761	24,975	25,515

Total segments' profit	$97,577	$98,844	$194,682	$205,432

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total segments' profit	$97,577	$98,844	$194,682	$205,432
General and administrative expense	(5,944)	(5,959)	(11,794)	(12,310)
Depreciation and amortization	(54,921)	(55,729)	(110,253)	(116,803)
Gain on disposition of interest in
unconsolidated real estate fund	-	-	-	5,573
Other income (loss)	151	60	397	(507)
(Loss) Gain, including depreciation,
from unconsolidated real estate funds	(2,200)	(2,128)	(3,704)	675
Interest expense	(45,676)	(44,606)	(90,810)	(93,828)
Acquisition-related expenses	(292)	-	(292)	-
Net loss	(11,305)	(9,518)	(21,774)	(11,768)
Less: Net loss attributable to
noncontrolling interests	2,314	2,036	4,496	2,419
Net loss attributable to common stockholders	$(8,991)	$(7,482)	$(17,278)	$(9,349)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	June 30, 2010	December 31, 2009
Deferred loan costs, net of accumulated amortization of $5,819 and $4,989 at June 30, 2010 and December 31, 2009, respectively	$4,092	$4,817
Restricted cash	2,965	2,897
Prepaid interest	296	263
Prepaid expenses	869	3,662
Interest receivable	9,866	10,376
Other indefinite-lived intangible	1,988	1,988
Other	6,358	5,425
Total other assets	$26,434	$29,428

We incurred deferred loan cost amortization expense of $409 and $483 for the three months ended June 30, 2010 and 2009, respectively, and $830 and $1,090 for the six months ended June 30, 2010 and 2009, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2010	December 31, 2009
Accounts payable	$22,709	$31,940
Accrued interest payable	25,275	26,263
Deferred revenue	14,442	14,690
Total accounts payable and accrued expenses	$62,426	$72,893

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	June 30, 2010	December 31, 2009
Above-market tenant leases	$34,997	$32,770
Accumulated amortization	(26,320)	(24,033)
Below-market ground leases	3,198	3,198
Accumulated amortization	(283)	(244)
Acquired lease intangible assets, net	$11,592	$11,691

Below-market tenant leases	$263,295	$261,523
Accumulated accretion	(151,687)	(135,534)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,949)	(2,849)
Acquired lease intangible liabilities, net	$124,859	$139,340

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date (1)	June 30, 2010	December 31, 2009	Variable Rate	Effective Annual Fixed Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to Fixed Rate:
Fannie Mae Loan I (3)	06/01/2012	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II (3)	06/01/2012	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)(5)	08/31/2012	2,300,000	2,300,000	LIBOR + 0.85%	5.13	08/01/10-08/01/12
Fannie Mae Loan III (3)	02/01/2015	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV (3)	02/01/2015	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (6)	04/01/2015	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V (3)	02/01/2016	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI (3)	06/01/2017	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Subtotal		3,240,000	3,240,000		5.10%

Variable Rate:
Wells Fargo Loan (7)	03/01/2011	18,000	18,000	LIBOR + 1.25%	--	--
Secured Revolving Credit Facility (8)	10/30/2010	154,500	-	LIBOR / Fed Funds+(9)	--	--
Subtotal		3,412,500	3,258,000
Unamortized Loan Premium (10)		12,835	15,459
Total		$3,425,335	$3,273,459

(1)	As of June 30, 2010, the weighted average remaining life of our total outstanding debt was 2.5 years, and the weighted average remaining life of the interest rate swaps was 0.9 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees and unused fees on the credit line.  The total effective rate on an actual/365-day basis was 5.17% at June 30, 2010.

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

(6)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(7)	This loan is held by a consolidated entity in which our operating partnership holds a two-thirds interest.
(8)	This credit facility is secured by nine properties and has a one-year extension option available.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at June 30, 2010, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending June 30,
2011	$172,500
2012	388,080
2013	2,300,000
2014	-
2015	451,920
Thereafter	100,000
Total future principal payments	$3,412,500

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

As of June 30, 2010, approximately 95% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges.  In June  2010, we entered into a new interest rate swap with a notional value of $400 million, an effective date of September 1, 2010 and maturity date of July 1, 2015 that fixes one-month floating rate LIBOR at 2.446% during such period.  The swap is intended to effectively fix the floating rate of a forecasted borrowing.  The totals of our existing swaps are as follows:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	37	$3,640,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc., we entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Accordingly, as of June 30, 2010, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of June 30, 2010, the fair value of derivatives, aggregated by counterparty, in a net liability position was $117 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as accounting hedges will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as interest expense.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized directly in earnings as interest expense.

Amounts accumulated in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $85.0 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(21,321)	$9,492	$(39,948)	$(8,953)
Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(36,835)	$(35,017)	$(73,760)	$(70,315)
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$80	$271	$162	$(280)
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(91)	$(524)	$(124)	$(217)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB). The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments as of June 30, 2010:

	June 30, 2010	December 31, 2009
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$-	$-
Derivatives not designated as accounting hedges	71,268	108,027
Total derivative assets	$71,268	$108,027

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$117,014	$152,498
Derivatives not designated as accounting hedges	57,552	84,696
Total derivative liabilities	$174,566	$237,194

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below were measured at fair value as of June 30, 2010 and aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Assets
Interest Rate Contracts	$-	$71,268	$-	$71,268
Liabilities
Interest Rate Contracts	$-	$174,566	$-	$174,566

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 21% of our operating partnership at June 30, 2010.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of June 30, 2010.

The tables below represent our condensed consolidated statements of stockholders’ equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net loss	(17,278)	(4,496)	(21,774)
Other comprehensive income (loss)	27,336	6,476	33,812
Comprehensive income (loss)	10,058	1,980	12,038
Dividends and distributions	(24,466)	(7,115)	(31,581)
Conversion of operating partnership units	15,290	(15,290)	-
Stock compensation	3,268	3,386	6,654
Balance as of June 30, 2010	$1,797,513	$481,983	$2,279,496

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2009, as reported	$1,775,189	$505,025	$2,280,214
Comprehensive income (loss):
Net loss	(9,349)	(2,419)	(11,768)
Other comprehensive income (loss)	45,347	16,015	61,362
Comprehensive income (loss)	35,998	13,596	49,594
Contributions	-	450	450
Dividends and distributions	(24,290)	(9,818)	(34,108)
Redemption of equity and operating partnership units	(597)	(4,741)	(5,338)
Stock compensation	1,714	2,336	4,050
Deconsolidation of Douglas Emmett Fund X, LLC	11,890	10	11,900
Balance as of June 30, 2009	$1,799,904	$506,858	$2,306,762

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(11,305)	$(9,518)	$(21,774)	$(11,768)
Cash flow hedge adjustment	16,258	40,938	35,322	59,858
Equity interest in other comprehensive income (loss) of unconsolidated real estate funds	(743)	3,571	(1,510)	1,504
Comprehensive income (loss)	4,210	34,991	12,038	49,594
Less: Comprehensive income (loss) attributable to noncontrolling interests	(458)	(7,682)	(1,980)	(13,596)
Comprehensive income (loss) attributable to common stockholders	$3,752	$27,309	$10,058	$35,998

Dividends
During each quarter for the first six months of 2010 and 2009, we declared a quarterly dividend of $0.10 per share, equal to an annualized rate of $0.40 per share in both periods.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Equity Conversions and Repurchases
During the six months ended June 30, 2010, approximately 1.0 million operating partnership units were converted to shares of common stock. We did not make any repurchases of share equivalents during this period.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(8,991)	$(7,482)	$(17,278)	$(9,349)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	8,898	1,473	15,280	4,737
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$(93)	$(6,009)	$(1,998)	$(4,612)

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010, and our proxy statement, which was filed with the SEC on April 22, 2010.

During the first quarter of 2010, we granted approximately 1.6 million long-term incentive units and stock options with a total fair market value of $9.2 million.  The 2010 grant included $3.6 million of immediately-vested equity awards granted to satisfy a portion of the bonuses accrued during 2009, with the remainder subject to vesting.  During the first quarter of 2009, we granted approximately 3.6 million long-term incentive units and stock options with a total fair market value of $6.5 million.  The 2009 grant included $1.4 million of immediately-vested equity awards granted to satisfy a portion of the bonuses accrued during 2008, with the remainder subject to vesting.  No additional grants were made during the first six months of 2010 or 2009.  We recognized non-cash compensation expense upon vesting of equity awards, and accordingly recognized non-cash compensation expense of $1.4 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended June 30, 2010 and 2009 totaled $115 and $112, respectively, and $246 and $309 for the six months ended June 30, 2010 and 2009, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at June 30, 2010 were as follows:

Twelve months ending June 30:
2011	$365,686
2012	322,362
2013	275,591
2014	211,812
2015	163,502
Thereafter	419,801
Total future minimum base rentals	$1,758,754

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. We have the ability and intent to exercise this option, therefore the future minimum rent payments are excluded from the table below. We expensed ground lease payments in the amount of $543 and $543 for the three months ended June 30, 2010 and 2009, respectively, and $1,082 and $1,056 for the six months ended June 30, 2010 and 2009, respectively.

The following is a schedule of our minimum ground lease payments as of June 30, 2010:

Twelve months ending June 30:
2011	$733
2012	733
2013	733
2014	733
2015	733
Thereafter	52,408
Total future minimum lease payments	$56,073

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at June 30, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At June 30, 2010, the aggregate fair value of our secured notes payable and secured revolving credit facility was estimated to be approximately $3.4 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 8.

13. Related Party Transactions

During the fourth quarter of 2008, we contributed a portfolio of six properties, the related $365 million term loan, and the benefits and burdens of the related interest-rate swap agreement to an institutional real estate fund we manage in exchange for an interest in the common equity of that fund, which became an unconsolidated equity investment in February 2009.  See Note 2 for further information.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under these loans, which we entered into prior to our contribution of this debt and the related properties to the fund, although we have an indemnity from the fund for any amounts we would be required to pay under these agreements.  If the fund fails to perform any obligations under the swap agreement, as a guarantor we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $31.2 million as of June 30, 2010.  To date, all obligations under the swap agreements have been performed by the fund in accordance with the terms of the agreements.

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2010, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the six months ended June 30, 2010 and 2009, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and six months ended June 30, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for new disclosures requiring us to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring us to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.  The adoption of this ASU did not have a material effect on our financial position and results of operations as it only addresses disclosures.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This standard amends the authoritative guidance for subsequent events that was previously issued and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this ASU did not have a material effect on our financial position and results of operations as it only addresses disclosures.

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

Historical Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2010 and 2009 consists of the rental operations for 49 office properties and nine multifamily properties that we owned during both comparable periods as well as the seven office properties that were owned for less than both comparable periods.  These seven properties include the one office property we acquired during the second quarter of 2010 and the six office properties that were contributed during the first quarter of 2009 to an institutional real estate fund that we manage and in which we own an equity interest. The results of these six contributed properties are included only through the end of February 2009, when that fund was deconsolidated, and thereafter only to the extent of equity income or loss from our investment in that fund.

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

Revenues

Total Office Revenue.  Total office revenue consists of rental revenue, tenant recoveries and parking and other income.  For the reasons described below, total office revenue decreased by $0.5 million, or 0.4%, to $122.2 million for the three months ended June 30, 2010, compared to $122.7 million for the three months ended June 30, 2009.

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $0.5 million, or 0.5%, to $98.7 million for the three months ended June 30, 2010, compared to $99.2 million for the three months ended June 30, 2009.  The decrease is primarily due to lower accretion of net below-market rents.  Each of the leases in place at the time of our initial public offering (IPO) was adjusted to then-market rates.  As we progress further from the IPO date, the maturity and expiration of these leases will result in lower comparable rent adjustments.

Tenant Recoveries.  Total office tenant recoveries increased by $0.6 million, or 8.1%, to $7.7 million for the three months ended June 30, 2010, compared to $7.1 million for the three months ended June 30, 2009.  The increase was primarily due to the completion of 2009 CAM reconciliations at many properties during the second quarter of 2010, and the corresponding recognition of incremental amounts due, as well as an increase in current year recoverable utilities and scheduled services.

Parking and Other Income.  Total office parking and other income decreased by $0.6 million, or 3.5%, to $15.8 million for the three months ended June 30, 2010, compared to $16.4 million for the three months ended June 30, 2009.  The decrease was primarily due to a decrease in parking income as a result of lower occupancy.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $0.5 million, or 1.5%, to $37.2 million for the three months ended June 30, 2010, compared to $36.7 million for the three months ended June 30, 2009.  The increase was primarily due to an increase in real estate taxes as a result of higher taxable values for the majority of our properties as well as an increase in ancillary property tax assessments, partially offset by temporary reductions in the taxable value of certain properties under California’s Proposition 8.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.8 million, or 1.4%, to $54.9 million for the three months ended June 30, 2010, compared to $55.7 million for the three months ended June 30, 2009.  The decrease was primarily due to certain assets being fully depreciated.

Non-Operating Income and Expenses

Interest Expense.  Interest expense increased $1.1 million, or 2.4%, to $45.7 million for the three months ended June 30, 2010, compared to $44.6 million for the three months ended June 30, 2009.  This increase was primarily due to the difference between rates on the pay-floating leg of certain hedged debt in comparison to the receive-floating leg of the related interest rate swaps.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Revenues

Office Rental Revenue.  Total office rental revenue decreased by $10.3 million, or 5.0%, to $197.4 million for the six months ended June 30, 2010, compared to $207.8 million for the six months ended June 30, 2009.  The decrease was primarily due to $7.6 million of rent reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009, as well as a decrease of $2.7 million for the remainder of our portfolio.  The $2.7 million decrease is primarily due to lower accretion of net below-market rents.

Tenant Recoveries.  Total office tenant recoveries decreased by $0.9 million, or 6.0%, to $14.2 million for the six months ended June 30, 2010, compared to $15.1 million for the six months ended June 30, 2009.  The decrease was primarily due to $0.7 million of recoveries reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009.

Parking and Other Income.  Total office parking and other income decreased by $2.6 million, or 7.8%, to $31.4 million for the six months ended June 30, 2010, compared to $34.0 million for the six months ended June 30, 2009.  The decrease was primarily due to $1.2 million of parking income reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009, as well as decreases in parking income for the remainder of our portfolio as a result of lower occupancy.

Operating Expenses

Office Rental Expenses.  Total office rental expense decreased by $3.7 million, or 4.8%, to $73.3 million for the six months ended June 30, 2010, compared to $77.0 million for the six months ended June 30, 2009.  The decrease is primarily due to $3.2 million in office rental expenses reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009. The decrease is also a result of a decrease in electricity rates, partially offset by higher tax expense due to higher taxable values for the majority of our properties.

Depreciation and Amortization.  Depreciation and amortization expense decreased $6.6 million, or 5.6%, to $110.3 million for the six months ended June 30, 2010, compared to $116.8 million for the six months ended June 30, 2009.  The decrease is primarily due to $4.9 million in depreciation and amortization reflected in our 2009 consolidated results from the six properties in the institutional fund that was deconsolidated at the end of February 2009.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to a real estate fund as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

(Loss) Gain, including Depreciation, from Unconsolidated Real Estate Funds.  The (loss) gain, including depreciation, from unconsolidated real estate funds totaled a net loss of $3.7 million for the six months ended June 30, 2010.  This amount represents our equity interest in the operating results from our institutional funds, including the operating income net of historical cost-basis depreciation, for the full six-month period.  For the six months ended June 30, 2009, the (loss) gain, including depreciation, from unconsolidated real estate funds totaled a net gain of $0.7 million, representing $3.5 million of income relating to the contribution of properties, partially offset by a loss of $2.8 million from our equity interest in the net operating results of the funds subsequent to the deconsolidation in February 2009 described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Interest Expense.  Interest expense decreased $3.0 million, or 3.2%, to $90.8 million for the six months ended June 30, 2010, compared to $93.8 million for the six months ended June 30, 2009.  This decrease is primarily due to lower average levels of outstanding debt during the first six months of 2010 in comparison to the prior year as a result of the deconsolidation of debt associated with properties contributed in February 2009 to our institutional funds.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.4 billion at June 30, 2010, excluding a loan premium representing the mark-to-market adjustment on variable rate debt resulting from our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have a secured revolving credit facility with a group of banks led by Bank of America, N.A. and Banc of America Securities LLC totaling $350 million.  At June 30, 2010, there was approximately $195 million available to us under this credit facility.  This revolving credit facility bears interest at a rate per annum equal to either LIBOR plus 70 basis points or Federal Funds Rate plus 95 basis points if the amount outstanding is $262.5 million or less.  However, if the amount outstanding is greater than $262.5 million, the credit facility bears interest at a rate per annum equal to either LIBOR plus 80 basis points or Federal Funds Rate plus 105 basis points.  The facility is scheduled to mature on October 30, 2010 but has a one-year extension available to us.  In the current economic environment and credit market, there is a chance that we may not meet the criteria necessary to utilize the extension, or the availability under the facility may be reduced upon extension.  We have used our revolving credit facility for general corporate purposes, including acquisition funding, redevelopment and repositioning opportunities, tenant improvements and capital expenditures, capital calls for funds and joint ventures, share equivalent repurchases, recapitalizations and working capital.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  At June 30, 2010, 95% of our debt was effectively fixed at an overall rate of 5.10% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion matured on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  See Item 3 of this Report for a description of the impact of variable rates on our interest expense.  See also Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

None of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations, which remain at variable rates, are our revolving credit facility described above, whose maturity can be extended, under certain conditions, to October 30, 2011, and an $18 million secured loan, whose maturity is March 31, 2011.

At June 30, 2010, our total borrowings under secured loans represented 60.7% of our total market capitalization of $5.6 billion.  Total market capitalization includes our consolidated debt, and the value of common stock and operating partnership units each based on our common stock closing price at June 30, 2010 on the New York Stock Exchange of $14.22 per share.

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

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $12.1 million to $83.6 million for the six months ended June 30, 2010, compared to $95.7 million for the six months ended June 30, 2009.  The decrease is primarily due to higher cash interest paid in the current period resulting from a difference in the timing of prepaid interest payments on the pay-floating leg of certain hedged debt in comparison to the interest payments made in arrears on the receive-floating leg of the related interest rate swaps.  The decrease is also due the cash flows from the six properties contributed to an institutional fund we manage, which were included in our consolidated results until the end of February 2009.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $229.9 million to $257.9 million for the six months ended June 30, 2010 compared to $28.0 million for the six months ended June 30, 2009.  The increase was attributable to the acquisition of Bishop Square.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash provided by financing activities totaled $122.8 million for the six months ended June 30, 2010 compared to net cash used in financing activities totaling $33.1 million for the six months ended June 30, 2009. The comparative difference was primarily due to the increased level of borrowings associated with property acquisitions in 2010, as described in Note 2 to our consolidated financial statements in Item 1 of this Report, in contrast to the repayment of borrowings in 2009.

Contractual Obligations

During the first six months of 2010, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2009 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have established and manage unconsolidated real estate funds through which institutional investors provide capital commitments for acquisition of properties.   These include Douglas Emmett Fund X, LLC, which we formed in the fourth quarter of 2008, and Douglas Emmett Partnership X, LP, which we formed in the first quarter of 2010 to allow additional investments along side Fund X by institutional investors who cannot invest through a limited liability company.  The capital we invest in our institutional funds is invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  We do not expect to receive additional significant liquidity from our investments in our institutional funds until the disposition of the properties held by the relevant fund, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our institutional funds for which we are paid fees and/or reimbursed our costs.

At June 30, 2010, our institutional funds had capital commitments of $549.3 million, of which $285.0 million remained undrawn.  This amount included commitments from us of $191.0 million, of which $62.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our institutional funds, although each of our institutional funds may have its own debt, which is secured by the properties it owns.  The following table summarizes the debt of our institutional funds at June 30, 2010:

Type of Debt	Amount (in millions)	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date
Variable rate term loan (swapped to fixed rate) (2)(3)	$ 365	08/18/13	LIBOR + 1.65%	5.52%	09/04/12

(1)	Includes the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees. The total effective rate on an actual/365-day basis is 5.59% at June 30, 2010.
(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
We transferred this loan to an institutional fund during the fourth quarter of 2008 when we contributed the properties securing it to that fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under these loans, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from the fund for any amounts we would be required to pay under these agreements.  If the fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $31.2 million as of June 30, 2010.  To date, all obligations under the swap agreements have been performed by the fund in accordance with the terms of the agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, approximately $3.2 billion, or 95%, of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at June 30, 2010, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to earnings of approximately $863 thousand. However, of the $3.24 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $1.11 billion matured on August 1, 2010 and certain other underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  If we chose not to enter into new swaps covering the remaining term of the hedged debt, the potential impact to earnings of a 50 basis point change in LIBOR would be an additional $2.6 million during 2010.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act)  that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As of June 30, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended June 30, 2010.

Purchases.  We did not make any purchases of our share equivalents during the quarter ended June 30, 2010.

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

101
The following financial information from Douglas Emmett Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DOUGLAS EMMETT, INC.
Date: August 5, 2010	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer