Form 10-Q
period 2010-11-04
Douglas Emmett Inc
filed 2010-11-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock,	123,496,622 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$835,407
Buildings and improvements	5,222,462	5,017,569
Tenant improvements and lease intangibles	576,761	534,084
Investment in real estate, gross	6,650,902	6,387,060
Less: accumulated depreciation	(856,767)	(688,893)
Investment in real estate, net	5,794,135	5,698,167

Cash and cash equivalents	281,681	72,740
Tenant receivables, net	1,921	2,357
Deferred rent receivables, net	46,937	40,395
Interest rate contracts	59,390	108,027
Acquired lease intangible assets, net	10,396	11,691
Investment in unconsolidated real estate funds	98,327	97,127
Other assets	27,542	29,428
Total assets	$6,320,329	$6,059,932

Liabilities
Secured notes payable, including loan premium	$3,669,494	$3,273,459
Accounts payable and accrued expenses	62,627	72,893
Security deposits	32,319	32,501
Acquired lease intangible liabilities, net	117,113	139,340
Interest rate contracts	159,918	237,194
Dividends payable	12,350	12,160
Total liabilities	4,053,821	3,767,547

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 123,496,622 and 121,596,427 outstanding at September 30, 2010 and December 31, 2009, respectively	1,235	1,216
Additional paid-in capital	2,322,276	2,290,419
Accumulated other comprehensive income (loss)	(153,482)	(186,255)
Accumulated deficit	(370,007)	(312,017)
Total Douglas Emmett, Inc. stockholders' equity	1,800,022	1,793,363
Noncontrolling interests	466,486	499,022
Total equity	2,266,508	2,292,385
Total liabilities and equity	$6,320,329	$6,059,932

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Office rental
Rental revenues	$101,509	$99,463	$298,951	$307,219
Tenant recoveries	12,087	8,059	26,275	23,159
Parking and other income	17,485	15,939	48,874	49,977
Total office revenues	131,081	123,461	374,100	380,355

Multifamily rental
Rental revenues	15,824	15,980	47,602	48,174
Parking and other income	1,165	986	3,364	3,110
Total multifamily revenues	16,989	16,966	50,966	51,284

Total revenues	148,070	140,427	425,066	431,639

Operating Expenses
Office expense	43,441	38,691	116,753	115,668
Multifamily expense	4,596	4,560	13,598	13,363
General and administrative	7,101	5,585	18,895	17,895
Depreciation and amortization	57,621	55,529	167,874	172,332
Total operating expenses	112,759	104,365	317,120	319,258

Operating income	35,311	36,062	107,946	112,381

Gain on disposition of interest in unconsolidated real estate fund	-	-	-	5,573
Other income (loss)	257	56	654	(451)
Loss including depreciation, from unconsolidated real estate funds	(1,810)	(1,904)	(5,514)	(1,229)
Interest expense	(38,498)	(45,326)	(129,308)	(139,154)
Acquisition-related expenses	(3)	-	(295)	-
Net loss	(4,743)	(11,112)	(26,517)	(22,880)

Less: Net loss attributable to noncontrolling interests	847	2,306	5,343	4,725
Net loss attributable to common stockholders	$(3,896)	$(8,806)	$(21,174)	$(18,155)

Net loss attributable to common stockholders
per share – basic	$(0.03)	$(0.07)	$(0.17)	$(0.15)
Net loss attributable to common stockholders
per share – diluted	$(0.03)	$(0.07)	$(0.17)	$(0.15)

Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

Weighted average shares of common stock
outstanding – basic	123,076,660	121,485,711	122,355,970	121,547,569
Weighted average shares of common stock
outstanding – diluted	123,076,660	121,485,711	122,355,970	121,547,569

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(26,517)	$(22,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	5,514	1,229
Depreciation and amortization	167,874	172,332
Net accretion of acquired lease intangibles	(20,431)	(25,470)
Gain on disposition of interest in unconsolidated real estate fund	-	(5,573)
Amortization of deferred loan costs	1,336	1,573
Amortization of loan premium	(3,965)	(3,742)
Non-cash market value adjustments on interest rate contracts	12,565	14,971
Non-cash amortization of stock-based compensation	5,390	3,558
Non-cash profit sharing allocation to consolidated fund	-	660
Change in working capital components:
Tenant receivables	436	(19)
Deferred rent receivables	(6,542)	(6,674)
Accounts payable and accrued expenses	(4,447)	15,657
Security deposits	(466)	(542)
Other	5,850	(424)
Net cash provided by operating activities	136,597	144,656

Investing Activities
Capital expenditures and property acquisitions	(267,075)	(31,266)
Deconsolidation of Douglas Emmett Fund X, LLC	-	(6,625)
Investment in unconsolidated real estate funds	(8,731)	-
Net cash used in investing activities	(275,806)	(37,891)

Financing Activities
Proceeds from long-term borrowings	400,000	82,640
Deferred loan costs	(4,683)	(21)
Repayment of borrowings	-	(106,665)
Net change in short-term borrowings	-	(25,275)
Contributions by Douglas Emmett Fund X, LLC investors	-	66,074
Contributions by noncontrolling interests	-	450
Distributions to noncontrolling interests	(10,141)	(13,426)
Distributions of capital to noncontrolling interests	(400)	-
Redemption of noncontrolling interests	-	(2,880)
Repurchase of common stock	-	(5,337)
Cash dividends	(36,626)	(47,146)
Net cash provided by (used in) financing activities	348,150	(51,586)

Increase in cash and cash equivalents	208,941	55,179
Cash and cash equivalents at beginning of period	72,740	8,655
Cash and cash equivalents at end of period	$281,681	$63,834

Noncash transactions:
Investing activity related to contribution of properties to Douglas Emmett
Fund X, LLC	$-	$476,852
Financing activity related to contribution of debt and noncontrolling interest
to Douglas Emmett Fund X, LLC	$-	$(483,477)
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2010, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  We also manage six properties owned by our unconsolidated institutional real estate funds as part of our total portfolio, with a combined 56 office properties.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  As described in Note 2 below, the results of the six properties we acquired in March 2008 were included in our consolidated results until the end of February 2009, when we completed the transaction to contribute these properties to an unconsolidated institutional real estate fund we manage in return for an equity interest.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

2. Acquisitions, Dispositions and Other Transfers

On June 29, 2010, we acquired Bishop Square, an office project containing approximately 960,000 square feet located in Honolulu, Hawaii for a contract price of $232 million.  Bishop Square is the largest office project in the state of Hawaii, and consists of two Class A office towers, an above-ground parking structure and a one-acre park.

The results of operations for each of the acquired properties are included in our consolidated statements of operations only from the date of acquisition.  We did not acquire any properties during the first nine months of 2009.

2010 Acquisitions
Investment in real estate:
Land	$16,273
Buildings and improvements	200,781
Tenant improvements and other in-place lease assets	13,012
Other assets	19
Accounts payable, accrued expenses and security deposits	(1,015)
Acquired lease intangibles	501
Net assets acquired	$229,571

During the fourth quarter of 2008, we contributed a portfolio of six Class A office properties and the related $365 million term loan secured by the six properties to an unconsolidated institutional real estate fund we manage.  See also Note 13. In exchange, we received an interest in the common equity of that fund.  Because the net value of the contributed properties (as valued under the fund’s operating agreement) exceeded our required capital contribution, the fund distributed cash to us for the excess. We received part of the cash in October 2008 and the remainder at the end of February 2009, at which point the fund became an unconsolidated real estate fund in which we retained an equity investment.  We recognized a gain of $5,573 on the disposition of the interest in the fund that we did not retain.

The results of operations for the contributed properties are included in our consolidated statements of operations only until the end of February 2009, when the properties were deconsolidated from our financial statements.  Beginning in February 2009, we have accounted for our interest in the fund under the equity method.

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

The following table represents operating activity within our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Office Segment	2010	2009	2010	2009
Rental revenue	$131,081	$123,461	$374,100	$380,355
Rental expense	(43,441)	(38,691)	(116,753)	(115,668)
Segment profit	87,640	84,770	257,347	264,687

Multifamily Segment
Rental revenue	16,989	16,966	50,966	51,284
Rental expense	(4,596)	(4,560)	(13,598)	(13,363)
Segment profit	12,393	12,406	37,368	37,921

Total segments' profit	$100,033	$97,176	$294,715	$302,608

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total segments' profit	$100,033	$97,176	$294,715	$302,608
General and administrative expense	(7,101)	(5,585)	(18,895)	(17,895)
Depreciation and amortization	(57,621)	(55,529)	(167,874)	(172,332)
Gain on disposition of interest in unconsolidated real estate fund	-	-	-	5,573
Other income (loss)	257	56	654	(451)
Loss, including depreciation, from unconsolidated real estate funds	(1,810)	(1,904)	(5,514)	(1,229)
Interest expense	(38,498)	(45,326)	(129,308)	(139,154)
Acquisition-related expenses	(3)	-	(295)	-
Net loss	(4,743)	(11,112)	(26,517)	(22,880)
Less: Net loss attributable to noncontrolling interests	847	2,306	5,343	4,725
Net loss attributable to common stockholders	$(3,896)	$(8,806)	$(21,174)	$(18,155)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:
	September 30, 2010	December 31, 2009
Deferred loan costs, net of accumulated amortization of $4,410 and $4,989 at September 30, 2010 and December 31, 2009, respectively	$8,164	$4,817
Restricted cash	2,967	2,897
Prepaid interest	293	263
Prepaid expenses	5,771	3,662
Interest receivable	5,635	10,376
Other indefinite-lived intangible	1,988	1,988
Other	2,724	5,425
Total other assets	$27,542	$29,428

We incurred deferred loan cost amortization expense of $506 and $483 for the three months ended September 30, 2010 and 2009, respectively, and $1,336 and $1,573 for the nine months ended September 30, 2010 and 2009, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:
	September 30, 2010	December 31, 2009
Accounts payable	$32,426	$31,940
Accrued interest payable	18,075	26,263
Deferred revenue	12,126	14,690
Total accounts payable and accrued expenses	$62,627	$72,893

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:
	September 30, 2010	December 31, 2009
Above-market tenant leases	$34,968	$32,770
Accumulated amortization	(27,468)	(24,033)
Below-market ground leases	3,198	3,198
Accumulated amortization	(302)	(244)
Acquired lease intangible assets, net	$10,396	$11,691

Below-market tenant leases	$263,220	$261,523
Accumulated accretion	(159,308)	(135,534)
Above-market ground leases	16,200	16,200
Accumulated accretion	(2,999)	(2,849)
Acquired lease intangible liabilities, net	$117,113	$139,340

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable at:

Type of Debt	Maturity Date (1)	September 30, 2010	December 31, 2009	Variable Rate	Effective Annual Fixed Rate (2)	Swap Maturity Date (1)
Variable Rate Swapped to
Fixed Rate:
Fannie Mae Loan I (3)	06/01/2012	$293,000	$293,000	DMBS + 0.60%	4.70%	08/01/11
Fannie Mae Loan II (3)	06/01/2012	95,080	95,080	DMBS + 0.60%	5.78	08/01/11
Modified Term Loan (4)	08/31/2012	545,000	545,000	LIBOR + 0.85%	5.75	12/01/10
Modified Term Loan (5)	08/31/2012	322,500	322,500	LIBOR + 0.85%	4.98	08/01/11
Modified Term Loan (5)	08/31/2012	322,500	322,500	LIBOR + 0.85%	5.02	08/01/12
Modified Term Loan (6)	08/31/2012	-	1,110,000	LIBOR + 0.85%	--	--
Fannie Mae Loan III (3)	02/01/2015	36,920	36,920	DMBS + 0.60%	5.78	08/01/11
Fannie Mae Loan IV (3)	02/01/2015	75,000	75,000	DMBS + 0.76%	4.86	08/01/11
Term Loan (7)	04/01/2015	340,000	340,000	LIBOR + 1.50%	4.77	01/02/13
Fannie Mae Loan V (3)	02/01/2016	82,000	82,000	LIBOR + 0.62%	5.62	03/01/12
Fannie Mae Loan VI (3)	06/01/2017	18,000	18,000	LIBOR + 0.62%	5.82	06/01/12
Term Loan (8)	10/02/2017	400,000	-	LIBOR + 2.00%	4.45	07/01/15
Subtotal		2,530,000	3,240,000		5.08%

Variable Rate:
Modified Term Loan (6)	08/31/2012	1,110,000	-	LIBOR + 0.85%	--	--
Wells Fargo Loan (9)	03/01/2011	18,000	18,000	LIBOR + 1.25%	--	--
Subtotal		3,658,000	3,258,000
Unamortized Loan Premium (10)		11,494	15,459
Total		$3,669,494	$3,273,459

(1)	As of September 30, 2010, the weighted average remaining life of our total outstanding debt was 2.9 years, and the weighted average remaining life of the interest rate swaps was 1.3 years.
(2)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees.  The total effective rate on an actual/365-day basis was 5.15% at September 30, 2010.

(3)
Secured by four separate collateralized pools.  Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.

(4)	Secured by seven separate collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(5)	Secured by three separate collateralized pools. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(6)
Secured by four separate collateralized pools.  Requires monthly payments of interest only, with outstanding principal due upon maturity.  At December 31, 2009, the interest payments were hedged by interest rate swaps that matured August 1, 2010.  As of September 30, 2010, the interest payments were based on a floating rate.

(7)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	Secured by eight properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(9)	This loan is held by a consolidated entity in which our operating partnership holds a two-thirds interest.
(10)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at September 30, 2010, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending September 30,
2011	$18,000
2012	2,688,080
2013	-
2014	-
2015	451,920
Thereafter	500,000
Total future principal payments	$3,658,000

Secured Revolving Credit Facility
We previously had a $350 million revolving credit facility which had no balance at September 30, 2010 or December 31, 2009.  The credit facility was secured by nine of our office properties.  During the third quarter of 2010, we entered into a new term loan agreement secured by Bishop Square (which was acquired in the second quarter of 2010, as described in Note 2) and six of the nine properties that previously served as collateral to our revolving credit facility.  We concurrently repaid all outstanding borrowings on the revolving credit facility using the proceeds of the new $400 million term loan and then terminated the revolving facility.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest- rate changes on future interest expense and cash flows.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting.  We do not use any other derivative instruments.

As of September 30, 2010, approximately 69% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges.  In June  2010, we entered into a new interest rate swap with a notional value of $400 million, an effective date of September 1, 2010 and maturity date of July 1, 2015 that fixes one-month floating rate LIBOR at 2.446% during such period.  The swap effectively fixes the floating rate of the $400 million term borrowing completed in the third quarter of 2010 at 4.45% per annum.  The totals of our existing swaps are as follows:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Interest Rate Swaps	25	$2,530,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc., we entered into $2.2 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.2 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  On August 1, 2010, $1.1 billion of the $2.2 billion of the pay-fixed swaps matured.  Concurrently, the offsetting $1.1 billion of the $2.2 billion of receive-fixed swaps also matured.  Accordingly, as of September 30, 2010, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments (Actual)	Notional
Pay-Fixed Swaps	13	$1,095,000
Receive-Fixed Swaps	13	$1,095,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

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

As of September 30, 2010, the fair value of derivatives, aggregated by counterparty, in a net liability position was $112 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

Amounts accumulated in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. For derivatives designated as cash flow hedges, we estimate an additional $75.0 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(23,250)	$(28,462)	$(63,198)	$(37,415)

Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(29,080)	$(36,832)	$(102,840)	$(107,147)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$23	$(218)	$185	$(498)

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(14)	$61	$(138)	$(156)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB). The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments as of September 30, 2010:

	September 30, 2010	December 31, 2009
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$-	$-
Derivatives not designated as accounting hedges	59,390	108,027
Total derivative assets	$59,390	$108,027

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$111,110	$152,498
Derivatives not designated as accounting hedges	48,808	84,696
Total derivative liabilities	$159,918	$237,194

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010.

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below were measured at fair value as of September 30, 2010 and aggregated by the level in the fair value hierarchy within which those measurements fell:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets
Interest Rate Contracts	$-	$59,390	$-	$59,390

Liabilities
Interest Rate Contracts	$-	$159,918	$-	$159,918

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

9. Stockholders’ Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 21% of our operating partnership at September 30, 2010.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of September 30, 2010.

The tables below represent our condensed consolidated statements of stockholders’ equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net loss	(21,174)	(5,343)	(26,517)
Other comprehensive income (loss)	32,773	6,869	39,642
Comprehensive income (loss)	11,599	1,526	13,125
Dividends and distributions	(36,816)	(10,398)	(47,214)
Conversion of operating partnership units	27,910	(27,910)	-
Stock compensation	3,966	4,246	8,212
Balance as of September 30, 2010	$1,800,022	$466,486	$2,266,508

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2009, as reported	$1,775,189	$505,025	$2,280,214
Comprehensive income (loss):
Net loss	(18,155)	(4,725)	(22,880)
Other comprehensive income (loss)	52,069	17,663	69,732
Comprehensive income (loss)	33,914	12,938	46,852
Contributions	-	450	450
Dividends and distributions	(36,445)	(13,215)	(49,660)
Redemption of equity and operating partnership units	2,435	(10,652)	(8,217)
Stock compensation	2,227	3,146	5,373
Deconsolidation of Douglas Emmett Fund X, LLC	11,890	10	11,900
Balance as of September 30, 2009	$1,789,210	$497,702	$2,286,912

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,743)	$(11,112)	$(26,517)	$(22,880)
Cash flow hedge adjustment	5,881	9,428	41,203	69,286
Equity interest in other comprehensive income (loss) of unconsolidated real estate funds	(51)	(1,058)	(1,561)	446
Comprehensive income (loss)	1,087	(2,742)	13,125	46,852
Less: Comprehensive income (loss) attributable to noncontrolling interests	454	658	(1,526)	(12,938)
Comprehensive income (loss) attributable to common stockholders	$1,541	$(2,084)	$11,599	$33,914

Dividends
During each quarter for the first nine months of 2010 and 2009, we declared a quarterly dividend on our common stock of $0.10 per share, equal to an annualized rate of $0.40 per share in both periods.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Equity Conversions and Repurchases
During the nine months ended September 30, 2010, approximately 1.9 million operating partnership units were converted to shares of common stock. We did not make any repurchases of share equivalents during this period.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(3,896)	$(8,806)	$(21,174)	$(18,155)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	12,611	2,307	27,891	7,044
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$8,715	$(6,499)	$6,717	$(11,111)

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2009 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2010, and our most recent proxy statement, which was filed with the SEC on April 22, 2010.

During the first quarter of 2010, we granted approximately 1.6 million long-term incentive units and stock options with a total fair market value of $9.2 million.  The 2010 grant included $3.6 million of immediately-vested equity awards granted to satisfy a portion of the bonuses accrued during 2009, with the remainder subject to vesting.  During the first quarter of 2009, we granted approximately 3.6 million long-term incentive units and stock options with a total fair market value of $6.5 million.  The 2009 grant included $1.4 million of immediately-vested equity awards granted to satisfy a portion of the bonuses accrued during 2008, with the remainder subject to vesting.  No additional grants were made during the first nine months of 2010 or 2009.  We recognize non-cash compensation expense upon vesting of equity awards, and accordingly recognized non-cash compensation expense of $1.5 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended September 30, 2010 and 2009 totaled $160 and $162, respectively, and $406 and $471 for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2010 were as follows:

Twelve months ending September 30:
2011	$365,010
2012	325,585
2013	276,391
2014	214,186
2015	167,838
Thereafter	428,920
Total future minimum base rentals	$1,777,930

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. We have the ability and intent to exercise this option, therefore the future minimum rent payments are excluded from the table below. We expensed ground lease payments in the amount of $547 and $546 for the three months ended September 30, 2010 and 2009, respectively, and $1,629 and $1,602 for the nine months ended September 30, 2010 and 2009, respectively.

The following is a schedule of our minimum ground lease payments as of September 30, 2010:

Twelve months ending September 30:
2011	$733
2012	733
2013	733
2014	733
2015	733
Thereafter	52,225
Total future minimum lease payments	$55,890

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate; assuming the loans are outstanding through maturity and considering the collateral.  At September 30, 2010, the aggregate fair value of our secured notes payable (excluding the impact of interest rate swaps) was estimated to be approximately $3.6 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates.  At December 31, 2009 the comparable aggregate fair value was estimated to be approximately $3.2 billion.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 8.

13. Related Party Transactions

During the fourth quarter of 2008, we contributed a portfolio of six properties, the related $365 million term loan, and the benefits and burdens of the related interest-rate swap agreement to an institutional real estate fund we manage in exchange for an interest in the common equity of that fund, which became an unconsolidated equity investment in February 2009.  See Note 2 for further information.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties to the fund, although we have an indemnity from the fund for any amounts we would be required to pay under these agreements.  If the fund fails to perform any obligations under the swap agreement, as a guarantor we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $27.6 million as of September 30, 2010.  To date, all obligations under the swap agreements have been performed by the fund in accordance with the terms of the agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

14. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two unconsolidated real estate funds through which institutional investors provide capital commitments for acquisition of properties.  The table below reflects selected financial information for our unconsolidated real estate funds.  The amounts represent 100% of amounts related to the unconsolidated real estate funds, and are based upon our historical acquired book basis.  The amounts do not represent our pro-rata share for the period presented.

	Nine months ended September 30,
	2010	2009
Total revenues	$34,456	$41,102
Operating income (loss)	(901)	3,584
Net loss	(16,188)	(5,557)

	September 30, 2010	December 31, 2009
Real estate	$608,187	$619,550
Other assets	8,170	5,640
Secured notes payable	365,000	365,000
Other liabilities	47,297	46,966

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2010, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
For the nine months ended September 30, 2010 and 2009, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

16. Subsequent Events

    Subsequent to the end of the third quarter, we have obtained four cross-collateralized, ten-year term loans aggregating $388.08 million.  The loans bear interest at a floating rate equal to one-month LIBOR plus 165 basis points. However, we have concurrently entered into interest rate swap contracts that effectively fix the interest rate at approximately 3.65% for seven years expiring on November 1, 2017.  The loans mature on November 2, 2020.  The term loans are secured by four of our multifamily properties in Brentwood and Santa Monica.  The loan proceeds fully repaid four loans totaling $388.08 million that were scheduled to mature on June 1, 2012.  We have also terminated the existing interest rate swap contracts that were scheduled to mature on August 1, 2011 and were related to the repaid loans.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and nine months ended September 30, 2010 and 2009, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.  We consider the applicability and impact of all ASUs.  Newly issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Historical Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2010 and 2009 consists of the rental operations for 49 office properties and nine multifamily properties that we owned during both comparable periods as well as the seven office properties that we owned for less than both comparable periods.  These seven properties include the one office property we acquired during the second quarter of 2010 and the six office properties that were contributed during the first quarter of 2009 to an institutional real estate fund that we manage and in which we own an equity interest. The results of these six contributed properties are included only through the end of February 2009, when that fund was deconsolidated, and thereafter only to the extent of equity income or loss from our investment in that fund.

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

Revenues

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $2.0 million, or 2.1%, to $101.5 million for the three months ended September 30, 2010, compared to $99.5 million for the three months ended September 30, 2009.  The increase is primarily due to $4.0 million of incremental rent from the property we acquired during the second quarter of 2010, partially offset by a decrease of $2.0 million for the remainder of our portfolio.  The decrease of $2.0 million is primarily due to decreases in occupancy and average rental rates, and from lower accretion of net below-market rents.  Each of the leases in place at the time of our initial public offering (IPO) was adjusted to then-market rates.  As we progress further from the IPO date, the maturity and expiration of these leases will result in lower comparable rent adjustments.

Tenant Recoveries.  Total office tenant recoveries increased by $4.0 million, or 50.0%, to $12.1 million for the three months ended September 30, 2010, compared to $8.1 million for the three months ended September 30, 2009.  The increase is primarily due to $3.0 million of incremental revenue from the property we acquired during the second quarter of 2010, as well as the completion of 2009 CAM reconciliations at many properties during the third quarter of 2010, and the corresponding recognition of incremental amounts due.

Parking and Other Income.  Total office parking and other income increased by $1.5 million, or 9.7%, to $17.5 million for the three months ended September 30, 2010, compared to $15.9 million for the three months ended September 30, 2009. The increase is primarily due to $1.7 million of incremental revenue from the property we acquired during the second quarter of 2010.
Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $4.8 million, or 12.3%, to $43.4 million for the three months ended September 30, 2010, compared to $38.7 million for the three months ended September 30, 2009.  The increase is primarily due to $3.6 million of incremental expense from the property we acquired during the second quarter of 2010, as well as an increase of $1.2 million for the remainder of our portfolio.  The $1.2 million increase is primarily due to an increase in utilities expense, as well as higher in real estate tax expense due to an increase in ancillary property tax assessments, partially offset by temporary reductions in the taxable value of certain properties under California’s Proposition 8.

General and Administrative Expenses.  General and administrative expenses increased $1.5 million, or 27.1%, to $7.1 million for the three months ended September 30, 2010, compared to $5.6 million for the three months ended September 30, 2009.  The increase is primarily due to a change in estimate for accruals related to bonuses.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.1 million, or 3.8%, to $57.6 million for the three months ended September 30, 2010, compared to $55.5 million for the three months ended September 30, 2009.  The increase is primarily due to $2.3 million of incremental depreciation expense from the property we acquired during the second quarter of 2010, partially offset by a decrease of $0.2 million due to certain assets in the remainder of our portfolio being fully depreciated.

Non-Operating Income and Expenses

Interest Expense.  Interest expense decreased $6.8 million, or 15.1%, to $38.5 million for the three months ended September 30, 2010, compared to $45.3 million for the three months ended September 30, 2009.  The decrease is primarily due to the expiration of various interest rate swaps during the third quarter of 2010, which caused $1.11 billion of our variable-rate debt to no longer have corresponding swap payments at a higher fixed rate in exchange for lower variable interest.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

Revenues

Office Rental Revenue.  Total office rental revenue decreased by $8.3 million, or 2.7%, to $299.0 million for the nine months ended September 30, 2010, compared to $307.2 million for the nine months ended September 30, 2009.  The decrease is primarily due to $7.6 million of rent reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009, as well as a decrease of $4.8 million for the remainder of our portfolio, partially offset by $4.1 million of incremental rent from the property we acquired during the second quarter of 2010.  The $4.8 million decrease for the remainder of our portfolio is primarily due to lower accretion of net below-market rents, and decreases in occupancy and rental rates.

Tenant Recoveries.  Total office tenant recoveries increased by $3.1 million, or 13.5%, to $26.3 million for the nine months ended September 30, 2010, compared to $23.2 million for the nine months ended September 30, 2009.  The increase is primarily due to $3.1 million of incremental revenue from the property we acquired during the second quarter of 2010, as well as $0.7 million from the remainder of our portfolio, partially offset by $0.7 million of recoveries reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009.  The increase for the remainder of our portfolio is primarily due to the completion of 2009 CAM reconciliations at many properties during the second and third quarters of 2010 and the corresponding recognition of incremental amounts due.

Parking and Other Income.  Total office parking and other income decreased by $1.1 million, or 2.2%, to $48.9 million for the nine months ended September 30, 2010, compared to $50.0 million for the nine months ended September 30, 2009.  The decrease is primarily due to $1.2 million of parking income reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009, as well as decreases in parking income of $1.6 million for the remainder of our portfolio as a result of lower occupancy, partially offset by $1.7 million of incremental revenue from the property we acquired during the second quarter of 2010.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $1.1 million, or 0.9%, to $116.8 million for the nine months ended September 30, 2010, compared to $115.7 million for the nine months ended September 30, 2009.  The increase is primarily due to $3.7 million of incremental expense from the property we acquired during the second quarter of 2010, as well as $0.6 million from the remainder of our portfolio, partially offset by $3.2 million in office rental expenses reflected in our 2009 consolidated results from the six properties we contributed to the institutional fund that was deconsolidated at the end of February 2009. The increase for the remainder of our portfolio is primarily due to higher real estate tax expense as a result of an increase in ancillary property tax assessments and higher taxable values for the majority of our properties, partially offset by temporary reductions in the taxable value of certain properties under California’s Proposition 8.

General and Administrative Expenses.  General and administrative expenses increased $1.0 million, or 5.6%, to $18.9 million for the nine months ended September 30, 2010, compared to $17.9 million for the nine months ended September 30, 2009.  The increase is primarily due to a change in estimate for accruals related to bonuses.

Depreciation and Amortization.  Depreciation and amortization expense decreased $4.5 million, or 2.6%, to $167.9 million for the nine months ended September 30, 2010, compared to $172.3 million for the nine months ended September 30, 2009.  The decrease is primarily due to $4.9 million in depreciation and amortization reflected in our 2009 consolidated results from the six properties in the institutional fund that was deconsolidated at the end of February 2009, as well a decrease in depreciation expense of $1.9 million for the remainder of our portfolio due to certain assets being fully depreciated, partially offset by $2.3 million of incremental depreciation from the property we acquired during the second quarter of 2010.

Non-Operating Income and Expenses

Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the contribution of six properties to a real estate fund as described in Note 2 to our consolidated financial statements in Item 1 of this Report.

Loss, including Depreciation, from Unconsolidated Real Estate Funds.  The loss, including depreciation, from unconsolidated real estate funds totaled a net loss of $5.5 million for the nine months ended September 30, 2010.  This amount represents our equity interest in the operating results from our institutional funds, including the operating income net of historical cost-basis depreciation, for the full nine-month period.  For the nine months ended September 30, 2009, the loss, including depreciation, from unconsolidated real estate funds totaled a net loss of $1.2 million, representing a $4.7 million loss from our equity interest in the net operating results of the funds subsequent to the deconsolidation in February 2009, partially offset by $3.5 million of income relating to the contribution of properties.

Interest Expense.  Interest expense decreased $9.8 million, or 7.1%, to $129.3 million for the nine months ended September 30, 2010, compared to $139.2 million for the nine months ended September 30, 2009.  This decrease is primarily due to the expiration of various interest rate swaps during the third quarter of 2010, which caused $1.11 billion of our variable-rate debt to no longer have corresponding swap payments at a higher fixed rate in exchange for lower variable interest. The decrease also reflects lower average levels of outstanding debt during the first nine months of 2010 in comparison to the prior year as a result of the deconsolidation of debt associated with properties contributed in February 2009 to our institutional funds.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.7 billion at September 30, 2010, excluding a loan premium representing the mark-to-market adjustment on variable rate debt resulting from our IPO.  This amount includes a new seven-year $400 million term loan agreement entered into during the third quarter of 2010, secured by seven properties, including the one property acquired in the second quarter of 2010.  See Notes 2 and 7 to our consolidated financial statements in Item 1 of this Report.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flow from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  During the third quarter of 2010, certain fixed-rate swaps matured, and therefore, they no longer hedge the floating-rate interest payments on a notional $1.11 billion of our debt.  As a result, at September 30, 2010, 69% of our debt was effectively fixed at an overall rate of 5.08% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  However, certain additional fixed-rate swaps are scheduled to mature on December 1, 2010, covering a notional $545 million of the $2.53 billion of hedged debt as of September 30, 2010.  See Item 3 of this Report for a description of the impact of variable rates on our interest expense.  See also Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

As of September 30, 2010, none of our term loans with swapped-to-fixed interest rates mature until 2012.  Our other loan obligations as of that date, which are at variable rates, are an $18 million secured loan that matures on March 1, 2011, and a $1.11 billion term loan that matures on August 31, 2012.

At September 30, 2010, our total borrowings under secured loans represented 57.3% of our total market capitalization of $6.4 billion.  Total market capitalization includes our consolidated debt, and the value of common stock and operating partnership units each based on the closing price of our common stock at September 30, 2010 on the New York Stock Exchange of $17.51 per share.

The nature of our business will cause us to have substantial liquidity needs over both the short term and the long term.  We expect to meet our short-term liquidity requirements generally through cash on hand and cash provided by operations.  We anticipate that cash provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  We will seek to satisfy these needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $8.1 million to $136.6 million for the nine months ended September 30, 2010, compared to $144.7 million for the nine months ended September 30, 2009.  The decrease is primarily due to higher cash interest paid in the current period resulting from a difference in the timing of prepaid interest payments on the pay-floating leg of certain hedged debt in comparison to the interest payments made in arrears on the receive-floating leg of the related interest rate swaps, partially offset by lower cash interest paid due to the expiration of various swaps in the current period, which caused $1.11 billion of our variable-rate debt to no longer have corresponding swap payments at a higher fixed rate.  The decrease is also due to lower cash flows from our same property portfolio and the cash flows from the six properties contributed to an institutional fund we manage, which were included in our consolidated results until the end of February 2009, partially offset by the incremental cash flows from the property we acquired during the second quarter of 2010.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $237.9 million to $275.8 million for the nine months ended September 30, 2010 compared to $37.9 million for the nine months ended September 30, 2009.  The increase was attributable to the acquisition of our Bishop Square property during the second quarter of 2010.  See Note 2 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash provided by financing activities totaled $348.2 million for the nine months ended September 30, 2010 compared to net cash used in financing activities totaling $51.6 million for the nine months ended September 30, 2009. The comparative difference was primarily due to the $400 million term loan borrowing at the end of the current quarter, as described in Note 7 to our consolidated financial statements in Item 1 of this Report, in contrast to the repayment of outstanding revolver borrowings in 2009.

Contractual Obligations

During the third quarter of 2010, we entered into a new seven-year $400 million term loan agreement secured by seven properties, including the one property acquired in the second quarter of 2010.  See Notes 2 and 7 to our consolidated financial statements in Item 1 of this Report.  Other than this loan, there were no material changes during the first nine months of 2010 outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2009 Annual Report on Form 10-K.

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

At September 30, 2010, our institutional funds had capital commitments of $549.3 million, of which $281.0 million remained undrawn.  This amount included commitments from us of $191.0 million, of which $60.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our institutional funds, although each of our institutional funds may have its own debt, which is secured by the properties it owns.  The following table summarizes the debt of our institutional funds at September 30, 2010:

Type of Debt	Amount (in millions)	Maturity Date	Variable Rate	Effective Annual Fixed Rate(1)	Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (2)(3)	$ 365	08/18/13	LIBOR + 1.65%	5.52%	09/04/12

(1)
Includes the effect of interest rate contracts.  Based on actual/360-day basis and excludes amortization of loan fees.  The total effective rate on an actual/365-day basis was 5.59% at September 30, 2010.

(2)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(3)
We transferred this loan to an institutional fund during the fourth quarter of 2008 when we contributed the properties securing it to that fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from the fund for any amounts we would be required to pay under these agreements.  If the fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements was approximately $27.6 million as of September 30, 2010.  To date, all obligations under the swap agreements have been performed by the fund in accordance with the terms of the agreements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2010, approximately $2.5 billion, or 69%, of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at September 30, 2010, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $5.7 million. However, of the $2.5 billion of variable-rate debt swapped to fixed rates, certain underlying swaps totaling $545 million are scheduled to mature on December 1, 2010.  If we chose not to enter into new swaps covering the remaining term of the hedged debt, the potential annual impact to our earnings of a 50 basis point change in LIBOR would be an additional $2.8 million.

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

As of September 30, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended September 30, 2010.

Purchases.  We did not make any purchases of our share equivalents during the quarter ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	$400,000,000 Loan Agreement dated as of September 30, 2010 among Douglas Emmett 2010, LLC, and the lenders party thereto, Eurohypo AG, New York Branch.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following financial information from Douglas Emmett Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DOUGLAS EMMETT, INC.
Date: November 4, 2010	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer