Form 10-K
Douglas Emmett Inc
filed 2011-02-25
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Commission file number:  1-33106

Douglas Emmett, Inc
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2010, was $1.6 billion.

The registrant had 124,269,930 shares of its common stock, $0.01 par value, outstanding as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2011 (“Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K (this “Report”).  The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2010.

 DOUGLAS EMMETT, INC.
FORM 10-K TABLE OF CONTENTS

SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Forward Looking Statements.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934 as amended (Exchange Act).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those which we may make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our unconsolidated institutional real estate funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code); possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” of this Report.

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

PART I.
Item 1.  Business
Overview

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT) and one of the largest owners and operators of high-quality office and multifamily properties located in premier submarkets in California and Hawaii. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  At December 31, 2010, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.8 million square feet of space and nine multifamily properties containing 2,868 apartment units.  We also manage and own equity interests in unconsolidated Funds that, at December 31, 2010, owned seven additional Class A office properties totaling approximately 1.8 million square feet of space.  We manage these seven properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined 57 Class A office properties totaling approximately 14.6 million square feet.  All of these properties are concentrated in ten submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills, Burbank and Honolulu.  We focus on owning, acquiring and operating a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. We maintain a web site at www.douglasemmett.com.  None of the information on or hyperlinked from our website is incorporated into this Report.

We believe that we distinguish ourselves from other owners and operators of office and multifamily properties through the following competitive strengths and strategies:

•
Concentration of High Quality Office Assets and Multifamily Portfolio in Premier Submarkets.  We own and operate office and multifamily properties within submarkets that are supply constrained, have high barriers to entry, offer key lifestyle amenities, are close to high-end executive housing and typically exhibit strong economic characteristics such as population and job growth and a diverse economic base.

•
Disciplined Strategy of Developing Substantial Market Share.  Our significant market presence can provide us with extensive local transactional market information, enable us to leverage our pricing power in lease and vendor negotiations and enhance our ability to identify and seize emerging investment opportunities.

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

At December 31, 2010, our unconsolidated Funds had combined equity commitments totaling $554.6 million, of which we committed $196.3 million and certain of our officers committed $2.25 million on the same terms as the other investors.  The investment period of our unconsolidated Funds expires not later than October 2012, followed by a ten-year value creation period.  With limited exceptions, our unconsolidated Funds will be our exclusive investment vehicle during their investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have.  While the financial data in this Report does not include our unconsolidated Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our unconsolidated Funds, as we believe it assists in understanding our business.  For further information, see Note 3 to our consolidated financial statements in Item 8 of this Report.

For 2010, 2009 and 2008, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

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

Taxation of Douglas Emmett, Inc.

We believe that we qualify, and intend to continue to qualify, for taxation as a REIT under the Internal Revenue Code, although we cannot assure that this has happened or will happen. See Item 1A. Risk Factors of this Report. The following summary is qualified in its entirety by the applicable Internal Revenue Code provisions and related rules, and administrative and judicial interpretations.

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

As of December 31, 2010, we owned interests in certain corporations which have elected to be treated as a taxable REIT subsidiary.  A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Our Funds each own properties through an entity which is intended to also qualify as a REIT, and its failure to so qualify could have similar impacts on us.

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

For more information about the potential impact of laws and regulations, see Item 1A “Risk Factors” of this Report.

Employees

As of December 31, 2010, we employed approximately 540 people.  We believe that our relationships with our employees are good.

Corporate Structure

We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its nine institutional funds.  All of our assets are directly or indirectly held by our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership.  As the sole stockholder of the general partner of our operating partnership, under the partnership agreement of our operating partnership we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Segments

We have two reportable segments: Office Properties and Multifamily Properties.  Information related to our business segments for 2010, 2009 and 2008 is set forth in Note 16 to our consolidated financial statements in Item 8 of this Report.

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

Risks Related to Our Properties and Our Business

All of our properties (including the properties owned by our unconsolidated Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies.  Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio.  Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas.  We are susceptible to adverse developments in the Los Angeles County and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, wildfires and other events).  In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.  Any adverse developments in the economy or real estate market in Los Angeles County and the surrounding region, or in Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.  We cannot assure any level of growth in the Los Angeles County or Honolulu economies or of our company.

Our operating performance is subject to risks associated with the real estate industry.  Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Certain events may decrease cash available for dividends, as well as the value of our properties.  These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions, such as the recent global economic downturn;

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

•
fluctuations in interest rates and the availability of credit, and the pronounced tightening of credit markets that has occurred in the recent liquidity crisis, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•
increases in expenses and the possible inability to recover from our tenants the increased expenses, including, without limitation, insurance costs, labor costs (such as the unionization of our employees and our subcontractors’ employees that provide services to our buildings could substantially increase our operating costs), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents and property values and an increased incidence of defaults under existing leases.  If we cannot operate our properties effectively, or if we do not acquire desirable properties, and when appropriate dispose of properties, on favorable terms at appropriate times, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected.  There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.  As of December 31, 2010, our total consolidated indebtedness was approximately $3.66 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.  A substantial portion of our debt at December 31, 2010 matures in August 2012.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification.  Our substantial outstanding indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially in periods like the present when credit is harder to obtain, could have significant other adverse consequences, including the following:

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

The recent global financial downturn may adversely affect our business and performance.  Our operations and performance depend on general economic conditions.  The United States economy has recently experienced a financial crisis and recession, with some financial and economic analysts predicting that the world economy may encounter a prolonged economic period characterized by high unemployment, limited availability of credit and decreased consumer and business spending.

The downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets.  Credit tightened significantly.  If this reoccurs or other factors affect the availability of credit to us, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due.  Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our institutional Funds’ ability to make distributions to its respective members, including us.

The economic downturn has adversely affected, and may continue to adversely affect, the businesses of many of our tenants.  As a result, we have seen increases in bankruptcies of our tenants and increased defaults by tenants, which could continue, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Overall, these factors have resulted in uncertainty in the real estate markets.  As a result, the valuation of real-estate related assets has been volatile and may continue to be volatile in the future.   This volatility in the markets may make it more difficult for us to obtain adequate financing or realize gains on our investments, which could have an adverse effect on our business and results of operations.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll-down from time to time.  As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn, such as the recent global economic downturn, and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio.  In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property.  If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.  In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.  Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance. Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, wind, floods, landslides and fires.  These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio, the risk of which is enhanced by the concentration of our properties’ locations.  Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters.  In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the United States and the pricing thereof.  As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters.  We may reduce or discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

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

In addition, if any of our properties were destroyed or damaged, then we might not be permitted to rebuild many of those properties to their existing height or size at their existing location under current land-use laws and policies.  In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Terrorism and other factors affecting demand for our properties could harm our operating results.  The strength and profitability of our business depends on demand for and the value of our properties.  Possible future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war may have a negative impact on our operations, even if they are not directed at our properties.  In addition, the terrorist attacks of September 11, 2001 substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments.  The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

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

We may be unable to renew leases or lease vacant space.  As of December 31, 2010, leases representing approximately 11.6% of the square footage of the properties in our total office portfolio will expire in 2011, and an additional 11.4% of the square footage of the properties in our total office portfolio was available for lease.  Excluding the properties held by our unconsolidated Funds, which are managed by us, but are only contained in our consolidated financial statements using equity accounting, as of December 31, 2010, the percentage of leases expiring in 2011 is 11.5% and the available square footage represents 10.4% of our owned and consolidated office portfolio.  In addition, as of December 31, 2010, approximately 0.8% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are originally renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms.  Our leases may not be renewed, in which case we must find new tenants for that space.  To attract new tenants or retain existing tenants, particularly in periods of contraction, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options.  Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time.  In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

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

Real estate investments are generally illiquid.  Our real estate investments are relatively difficult to sell quickly.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.  In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer.

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

We may be unable to successfully expand our operations into new markets.  If the opportunity arises, we may explore acquisitions of properties in new markets.  Each of the risks applicable to our ability to acquire, integrate and operate properties in our current markets is also applicable to our ability to acquire and successfully integrate and operate properties in new markets.  In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets.  We may be unable to build a significant market share or achieve a desired return on our investments in new markets.  If we are unsuccessful in expanding into new markets, it could adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.  We may elect to distribute the minimum amount to remain compliant with REIT requirements while retaining excess capital for future operations.  We may use borrowed funds to make distributions or pay some of the required distributions in equity.  Our annual distributions may exceed estimated cash available from operations.  While we intend to fund the difference out of excess cash or by incurring additional debt, if necessary, our inability to make, or election to not make, the expected distributions could result in a decrease in the market price of our common stock.

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

Our executive officers will have significant influence over our affairs.   At December 31, 2010, our executive officers owned approximately 7% of our outstanding common stock, or approximately 29% assuming that they convert all of their interests in our operating partnership and exercise all of their options.  As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.  If our executive officers exercise their redemption rights with respect to their operating partnership units and we issue common stock in exchange for those units, our executive officers’ influence over our affairs would increase substantially.

Our growth depends on external sources of capital which are outside of our control.  In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our “real estate investment trust” taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows.  Consequently, we may rely on third-party sources to fund our capital needs.  We may not be able to obtain financing on favorable terms or at all.  Any additional debt we incur will increase our leverage.  Our access to third-party sources of capital depends on many factors, some of which include:

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

Under their employment agreements, certain of our executive officers will have the right to terminate their employment and receive severance if there is a change of control.  We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer, William Kamer and Theodore Guth, which provide that each executive may terminate his employment under certain conditions, including after a change of control, and receive severance based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or outperformance grants.  In addition, these executive officers would not be restricted from competing with us after their departure.

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

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business.  Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer, William Kamer and Theodore Guth.  If we lose the services of any member of our executive officers, our business may be significantly impaired.  In addition, many of our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties.  The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results.  An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company.  As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation.  If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner.  Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met.  Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.  We currently operate and have operated commencing with our taxable year ended December 31, 2006 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes.  Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  To qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources; at least 75% of the value of our total assets must be represented by certain real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities; and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.  Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize our REIT status.   In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.  Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

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

Our Funds each own properties through an entity which is intended to also qualify as a REIT, and the failure of those entities to so qualify could have similar impacts on us.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected to treat several subsidiaries as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity.  We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order to qualify as a REIT.  To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates.  We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation.  However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code.  Certain types of assets generate substantial mismatches between taxable income and available cash.  Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings.  As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements.  Further, amounts distributed will not be available to fund our operations.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties
Our total portfolio of 66 properties consists of 50 office properties that we directly own and operate, seven office properties that we operate and indirectly own through our equity interest in our unconsolidated Funds, and nine wholly-owned multifamily properties.  Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio
Presented below is an overview of certain information regarding our total office portfolio as of December 31, 2010:

Office Portfolio by Submarket (1)	Number of Properties	Rentable Square Feet (2)	Square Feet as a Percent of Total
West Los Angeles
Brentwood	14	1,700,872	11.6%
Olympic Corridor	5	1,097,922	7.5
Century City	3	915,980	6.3
Santa Monica	8	970,185	6.6
Beverly Hills	6	1,344,275	9.2
Westwood	2	396,807	2.7
San Fernando Valley
Sherman Oaks/Encino	11	3,181,171	21.8
Warner Center/Woodland Hills	3	2,855,872	19.6
Tri-Cities
Burbank	1	420,949	2.9
Honolulu	4	1,716,264	11.8
Total	57	14,600,297	100.0%

(1)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(2)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.  Total consists of 12,731,151 leased square feet, 1,658,112 available square feet, 95,328 building management use square feet, and 115,706 square feet of BOMA 1996 adjustment on leased space.

The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2010:

Office Portfolio by Submarket (1)	Percent Leased(2)	Annualized Rent(3)	Annualized Rent Per Leased Square Foot (4)
West Los Angeles
Brentwood	90.0%	$57,818,490	$38.86
Olympic Corridor	86.3	31,380,891	34.26
Century City	95.5	32,739,896	38.24
Santa Monica (5)	94.9	47,943,758	53.37
Beverly Hills	89.4	47,818,185	41.64
Westwood	88.0	13,034,562	37.71
San Fernando Valley
Sherman Oaks/Encino	88.5	87,014,571	32.07
Warner Center/Woodland Hills	81.7	65,854,337	29.39
Tri-Cities
Burbank	100.0	14,099,514	33.49
Honolulu	90.4	48,043,600	33.03
Total / Weighted Average	88.6	$445,747,804	35.71

(1)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(2)	Includes 249,188 square feet with respect to signed leases not yet commenced.
(3)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2010 (does not include 249,188 square feet with respect to signed leases not yet commenced). The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)	Represents annualized rent divided by leased square feet (excluding 249,188 square feet with respect to signed leases not commenced as set forth in note (2) above for the total).
(5)	Includes $1,332,386 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents the submarket concentration for our total office portfolio as of December 31, 2010:

Office Portfolio by Submarket (1)	Douglas Emmett Rentable Square Feet	Submarket Rentable Square Feet	Douglas Emmett Market Share
West Los Angeles
Brentwood	1,700,872	3,356,126	50.7%
Olympic Corridor	1,097,922	3,022,969	36.3
Century City	915,980	10,064,599	9.1
Santa Monica	970,185	8,700,348	11.2
Beverly Hills	1,344,275	7,545,990	17.8
Westwood	396,807	4,408,094	9.0
San Fernando Valley
Sherman Oaks/Encino	3,181,171	6,080,530	52.3
Warner Center/Woodland Hills	2,855,872	7,429,172	38.4
Tri-Cities
Burbank	420,949	6,804,391	6.2
Subtotal/Weighted Average LA County	12,884,033	57,412,219	22.4%
Honolulu	1,716,264	8,169,295	21.0
Total	14,600,297	65,581,514	22.3%

(1)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest .

Tenant Diversification
Our total office portfolio is currently leased to approximately 2,100 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with 1.0% or more of portfolio annualized rent in our total office portfolio as of December 31, 2010:

Office Portfolio by Tenant (1)	Number of Leases	Number of Properties	Lease Expiration(2)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(3)	Percent of Annualized Rent

Time Warner(4)	4	4	2013-2020	625,748	4.3%	$20,868,736	4.7%
William Morris Endeavor(5)	2	1	2014-2019	136,171	0.9	6,557,039	1.5
Bank of America(6)	13	10	2011-2018	152,712	1.0	6,300,265	1.4
AIG (Sun America Life Insurance)	1	1	2013	182,010	1.3	5,747,059	1.3
The Macerich Partnership, L.P.	1	1	2018	90,832	0.6	4,446,387	1.0
Total	21	17		1,187,473	8.1%	$43,919,486	9.9%

(1)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest .

(2)	Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, expirations are shown as a range.
(3)
Represents annualized monthly cash base rent under leases commenced as of December 31, 2010.  The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(4)
Includes a 10,000 square foot lease expiring in October 2013, a 150,000 square foot lease expiring in April 2016, a 421,000 square foot lease expiring in September 2019 and a 45,000 square foot lease expiring in December 2020.

(5)	Includes a 2,000 square foot lease expiring in March 2014 and a 134,000 square foot lease expiring in June 2019.
(6)
The notable leases include a 14,000 square foot lease which expired in January 2011, a 2,000 square foot lease expiring in May 2011, a 16,000 square foot lease expiring in July 2011, a 41,000 square foot lease expiring in January 2012, a 6,000 square foot lease expiring in May 2012, an 8,000 square foot lease expiring in July 2013, a 7,000 square foot lease expiring in March 2014, a 9,000 square foot lease expiring in September 2014, an 11,000 square foot lease expiring in November 2014, a 4,000 square foot lease expiring in February 2015, a 23,000 square foot lease expiring in December 2015, and a 12,000 square foot lease expiring in March 2018; as well as a small ATM lease.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2010:

Industry	Number of Leases	(1)	Annualized Rent as a Percent of Total
Legal	451		18.1%
Financial Services	286		14.5
Entertainment	132		12.4
Real Estate	183		9.8
Accounting & Consulting	265		9.4
Health Services	315		8.2
Insurance	107		8.0
Retail	197		7.1
Technology	86		3.9
Advertising	66		3.0
Public Administration	61		2.4
Educational Services	19		1.3
Other	85		1.9
Total	2,253		100.0%

(1)	All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

Lease Distribution
The following table sets forth information relating to the distribution of leases in our total office portfolio, based on rentable square feet leased as of December 31, 2010:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)		Square Feet as a Percent of Total	Annualized Rent(2)(3)	Annualized Rent as a Percent of Total
2,500 or less	1,160	51.5%	1,530,431		10.5%	$56,977,180	12.8%
2,501-10,000	795	35.3	3,859,272		26.4	138,563,001	31.1
10,001-20,000	197	8.7	2,743,927		18.8	98,812,718	22.2
20,001-40,000	75	3.3	2,034,047		13.9	70,089,193	15.7
40,001-100,000	20	0.9	1,185,047		8.1	43,690,087	9.8
Greater than 100,000	6	0.3	1,129,239		7.8	37,615,625	8.4
Subtotal	2,253	100.0%	12,481,963	(4)	85.5%	$445,747,804	100.0%
Signed leases not commenced	-	-	249,188		1.7	-	-
Available	-	-	1,658,112		11.4	-	-
Building Management Use	-	-	95,328		0.6	-	-
BOMA Adjustment(5)	-	-	115,706		0.8	-	-
Total	2,253	100.0%	14,600,297		100.0%	$445,747,804	100.0%

(1)
Based on BOMA 1996 remeasurement. Total consists of 12,731,151 leased square feet (includes 249,188 square feet with respect to signed leases not commenced), 1,658,112 available square feet, 95,328  building management use square feet, and 115,706 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2010 (does not include 249,188 square feet with respect to signed leases not yet commenced). The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(4)	Average tenant size is approximately 5,500 square feet. Median is approximately 2,400 square feet.
(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2010, plus available space, for each of the ten years beginning January 1, 2011 and thereafter in our total office portfolio (unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights):

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet (1)	Expiring Sqaure Feet as a Percent of Total	Annualized Rent (2)(3)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot (4)	Annualized Rent Per Leased Square Foot at Expiration (5)
2011	508	1,688,699	11.6%	$59,794,896	13.4%	$35.41	$35.61
2012	444	1,893,226	13.0	66,802,939	15.0	35.29	36.66
2013	386	1,855,947	12.7	70,741,590	15.9	38.12	40.97
2014	290	1,606,821	11.0	56,732,905	12.7	35.31	38.56
2015	256	1,468,932	10.0	49,073,760	11.0	33.41	37.83
2016	159	1,242,237	8.5	41,992,415	9.4	33.80	37.96
2017	71	662,149	4.5	22,830,390	5.1	34.48	41.29
2018	46	463,900	3.2	20,445,512	4.6	44.07	53.53
2019	29	836,010	5.7	30,817,659	6.9	36.86	45.44
2020	42	419,316	2.9	13,788,133	3.1	32.88	43.04
Thereafter	22	344,726	2.4	12,727,605	2.9	36.92	47.43
Subtotal	2,253	12,481,963	85.5%	$445,747,804	100.0%	$35.71	$39.64
Signed leases not commenced	-	249,188	1.7	-	-	-	-
Available	-	1,658,112	11.4	-	-	-	-
Building management use	-	95,328	0.6	-	-	-	-
BOMA adjustment (6)	-	115,706	0.8	-	-	-	-
Total/Weighted Average	2,253	14,600,297	100.0%	$445,747,804	100.0%	$35.71	$39.64

(1)
Based on BOMA 1996 remeasurement. Total consists of 12,731,151 leased square feet (includes 249,188 square feet with respect to signed leases not commenced), 1,658,112 available square feet, 95,328 building management use square feet, and 115,706 square feet of BOMA 1996 adjustment on leased space.

(2)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) under leases commenced as of December 31, 2010 (does not include 249,188 square feet with respect to signed leases not yet commenced). The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(3)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(4)	Represents annualized base rent divided by leased square feet.
(5)	Represents annualized base rent at expiration divided by leased square feet.
(6)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following table presents an overview of our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2010:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total
West Los Angeles
Brentwood	5	950	33%
Santa Monica	2	820	29
Honolulu	2	1,098	38
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent (1)	Monthly Rent per Lease Unit
West Los Angeles
Brentwood	99.5%	$22,328,107	$1,969
Santa Monica(2)	98.8	20,819,076	2,142
Honolulu	99.4	17,861,124	1,364
Total / Weighted Average	99.2%	$61,008,307	$1,786

(1)	Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2010.
(2)	Excludes 10,013 square feet of ancillary retail space, which generates $308,340 of annualized rent as of December 31, 2010.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio through December 31, 2010:

	Year Ended December 31,
	2010 (1)	2009 (1)	2008 (2)
Renewals (3)
Number of leases	406	324	252
Square feet	1,808,739	1,516,453	1,075,281
Tenant improvement costs per square foot (4)(5)	$10.66	$7.14	$4.07
Leasing commission costs per square foot (4)	6.29	6.53	7.60
Total tenant improvement and leasing commission costs (4)	$16.95	$13.67	$11.67

New leases (6)
Number of leases	275	223	172
Square feet	897,196	654,558	586,574
Tenant improvement costs per square foot (4)(5)	$18.43	$15.21	$10.96
Leasing commission costs per square foot (4)	7.61	8.65	8.55
Total tenant improvement and leasing commission costs (4)	$26.04	$23.86	$19.51

Total
Number of leases	681	547	424
Square feet	2,705,935	2,171,011	1,661,855
Tenant improvement costs per square foot (4)(5)	$13.23	$9.57	$6.50
Leasing commission costs per square foot (4)	6.73	7.17	7.94
Total tenant improvement and leasing commission costs (4)	$19.96	$16.74	$14.44

(1)
All properties are 100% owned except 7 properties totaling 1.8 million square feet owned by our unconsolidated Funds and a 78,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(2)
Excludes a 46,000 square foot fitness center lease at Honolulu Club.  The 240-month new lease was executed in April 2008 as part of the sale of the fitness center by us to a third-party fitness center operator.  This lease replaced a lease entered into between two of our subsidiaries in February 2008.

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

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our total office portfolio through December 31, 2010:

	Year Ended December 31,
Office	2010	2009	2008
Recurring capital expenditures	$2,854,605	$2,709,654	$5,457,340
Total square feet (1)	11,891,541	11,810,724	11,810,609
Recurring capital expenditures per square foot	$0.24	$0.23	$0.46

(1)	Excludes square footage attributable to acquired properties with only non-recurring capital expenditures in the respective period.

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2010:

	Year Ended December 31,
Multifamily	2010	2009	2008
Recurring capital expenditures	$1,124,886	$1,118,460	$1,570,154
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$392	$390	$547

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

Item 3.  Legal Proceedings
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Reserved

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”.  On February 15, 2011, the reported closing sale price per share of our common stock on the New York Stock Exchange was $18.89.  The following table shows our dividends, and the high and low sales prices for our common stock as reported by the New York Stock Exchange, for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Dividend	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$16.07	$17.75	$17.69	$18.56
Low	$13.00	$14.22	$13.27	$15.87

2009
Dividend	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$13.97	$10.42	$13.87	$14.85
Low	$6.36	$7.45	$7.93	$11.64

Holders of Record
We had 18 holders of record of our common stock on February 15, 2011.  Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from October 24, 2006 (the date of our initial public offering) to December 31, 2010 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on October 30, 2006 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year).  The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Source: SNL Financial LC

Item 6.  Selected Financial Data
The following table sets forth summary financial and operating data on a historical basis for our “predecessor” prior to our initial public offering (IPO) and Douglas Emmett, Inc. subsequent to our IPO.  Our “predecessor” owned 42 office properties, the fee interest in two parcels of land leased to third parties under long-term ground leases and six multifamily properties prior to the IPO and related formation transactions.  We have not presented historical financial information for Douglas Emmett, Inc. for periods prior to October 31, 2006 because we believe that a discussion of those results of Douglas Emmett, Inc. would not be meaningful since it was not involved in any significant activity prior to that date.

You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the other financial statements included elsewhere in this Report.

The summary historical consolidated financial and operating data as of, and for the years ended, December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited historical consolidated financial statements subsequent to our IPO and those of our predecessor prior to our IPO.

	Douglas Emmett, Inc.					Our Predecessor
	Year Ending 12/31/10	Year Ending 12/31/09	Year Ending 12/31/08	Year Ending 12/31/07	10/31/06 to 12/31/06	01/01/06 to 10/30/06
Statement of Operations Data (in thousands):
Total office revenues	$502,700	$502,767	$537,377	$468,569	$77,566	$300,939
Total multifamily revenues	68,144	68,293	70,717	71,059	11,374	45,729
Total revenues	570,844	571,060	608,094	539,628	88,940	346,668
Operating income (loss)	140,027	148,358	154,234	141,232	(3,417)	113,784
Loss attributable to common stockholders	(26,423)	(27,064)	(27,993)	(13,008)	(20,591)	(16,362)

Per Share Data:
Loss per share -	$(0.22)	$(0.22)	$(0.23)	$(0.12)	$(0.18)	$(251,723)
basic and diluted
Weighted average common
shares outstanding -
basic and diluted	122,714,520	121,552,731	120,725,928	112,645,587	115,005,860	65
Dividends declared per
common share	$0.40	$0.40	$0.75	$0.70	$0.12	$-

	Douglas Emmett, Inc.
	2010		2009		2008		2007	2006
Balance Sheet Data (in thousands, as of December 31)
Total assets	$6,279,289		$6,059,932		$6,761,034		$6,189,968	$6,200,118
Secured notes payable	3,668,133		3,273,459		3,692,785		3,105,677	2,789,702
Other Data:
Number of consolidated properties (as of December 31)	59	(1)	58	(1)	64	(2)	57	55

(1)	All properties are 100% owned by our operating partnership except the Honolulu Club (78,000 square feet) in which we held a 66.7% interest.
(2)
Includes (i) 57 properties that are 100% owned by our operating partnership, (ii) one property owned by a consolidated joint venture in which we held a 66.7% interest, and (iii) six properties owned by one of our Funds, in which we held a controlling financial interest at December 31, 2008.

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated institutional real estate funds (Funds) we partially own and manage, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of December 31, 2010, we owned a consolidated portfolio of 50 Class A office properties (including ancillary retail space) with approximately 12.8 million rentable square feet and nine multifamily properties with a total of 2,868 units, as well as the fee interests in two parcels of land subject to ground leases.  Our total office portfolio, which includes our consolidated office properties and the seven Class A office properties owned by the Funds we manage and in which we invested an average of 35% of the total capital, consisted of 57 office properties with approximately 14.6 million rentable square feet.  As of December 31, 2010, our consolidated office portfolio was 89.6% leased, our total office portfolio (including properties owned by our Funds and our operating partnership) was 88.6% leased and our multifamily properties were 99.2% leased.  Our consolidated office portfolio contributed approximately 86.8% of our annualized rent during 2010, while our multifamily portfolio contributed the remaining 13.2%.  During 2010, our Los Angeles County office and multifamily consolidated portfolio contributed approximately 85.8% of our annualized rent, and our Honolulu, Hawaii office and multifamily consolidated portfolio contributed the remaining 14.2%. Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

Current Year Acquisitions, Dispositions, Repositionings and Financings.
Acquisitions.  In June 2010, we acquired Bishop Square, an office project containing approximately 960,000 square feet located in Honolulu, Hawaii, for a contract price of $232 million.  Bishop Square is the largest office project in the state of Hawaii and consists of two Class A office towers, an above-ground parking structure and a one-acre park.  In October 2010, one of our unconsolidated Funds acquired Wilshire Bundy Plaza.  This property contains approximately 310,000 square feet, is located in our Brentwood submarket along the Wilshire Corridor, and was acquired for a contract price of $111 million.

Dispositions.  During 2010, we had no property dispositions.

Repositionings. We generally select a property for repositioning at the time we purchase it.  We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix.  A repositioning can consist of a range of improvements to a property.  A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants.  Because each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, accordingly, comparisons of our performance from period to period.  The repositioning process generally occurs over the course of months or even years.  Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own, therefore repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition.  During 2010, we had no properties that qualify as repositioning properties.

Financings.
•
In September 2010, we obtained a secured non-recourse $400 million term loan.  This loan bears interest at a floating rate equal to one-month LIBOR plus 200 basis points; however we entered into interest rate swap contracts that effectively fix the interest rate at 4.45% (based on an actual/360-day basis) until July 1, 2015.  This loan facility matures on October 2, 2017.  The loan proceeds fully repaid all outstanding borrowings under our prior revolving credit facility, which was then terminated.

•
In November 2010, we obtained four cross-collateralized, ten-year term loans totaling $388.08 million.  The loans bear interest at a floating rate equal to one-month LIBOR plus 165 basis points; however, we entered into interest rate swap contracts that effectively fix the interest rate at approximately 3.65% for seven years expiring on November 1, 2017.  The loans mature on November 2, 2020.  The loan proceeds fully repaid four loans totaling $388.08 million that were scheduled to mature on June 1, 2012.  We also terminated the existing interest rate swap contracts related to the repaid loans that were scheduled to mature on August 1, 2011.

•
Subsequent to the current reporting period, in January 2011, we modified and extended the maturity of our $18 million loan which was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, and bears interest at a floating rate equal to one-month LIBOR plus 185 basis points.  The modified loan matures on March 3, 2014.

•
Subsequent to the current reporting period, in February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.   The loan proceeds were used to fully repay a $319.6 million term loan, which is one of the seven term loans aggregating $2.30 billion that mature on August 31, 2012.  The balance of the loan proceeds will be retained for other corporate opportunities.

Results of Operations and Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2010 and 2009 and for the three years ended December 31, 2010, 2009 and 2008 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  The comparability of our results of operations between 2010, 2009 and 2008 is affected by acquisitions in all years presented.  This includes the acquisition of seven office properties during 2008 and one additional office property we acquired during the second quarter of 2010.  Six of the seven properties acquired in 2008 were contributed subsequently to a Fund and were removed from our consolidated results at the end of February 2009 when the Fund was deconsolidated, as described in Note 3 to the consolidated financial statements in Item 8 of this Report.  Beginning in February 2009, we have accounted for our interest in our Funds under the equity method.  The majority of the fluctuation in our results when comparing 2008 to 2009 is explained by the inclusion of these six properties in our 2008 consolidated results for the nine months subsequent to their acquisition in comparison to only two months of 2009, before they were removed from our consolidated results.  Similarly, the majority of the fluctuation in our results when comparing 2009 to 2010 is explained by results of operations of the new office property we acquired in the second quarter of 2010 and the inclusion of the six properties in our 2009 consolidated results for the two months of 2009, before they were removed from our consolidated results.

Comparison of year ended December 31, 2010 to year ended December 31, 2009

Revenues

Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue decreased by $6.9 million, or 1.7%, to $399.2 million for 2010 compared to $406.1 million for 2009.  The decrease is primarily due to $7.6 million of rent reflected in our 2009 consolidated results from the six properties we contributed to the Fund that was deconsolidated at the end of February 2009, as well as a decrease of $7.3 million for the remainder of our portfolio, partially offset by $8.0 million of incremental rent from the property we acquired during the second quarter of 2010.  The $7.3 million decrease for the remainder of our portfolio is primarily due to lower accretion of net below-market rents and decreases in occupancy and rental rates.

Tenant Recoveries.  Total office tenant recoveries increased by $6.0 million, or 19.1%, to $37.4 million for 2010 compared to $31.4 million for 2009.  The increase is primarily due to incremental revenue of $6.2 million from the property we acquired during 2010 and $0.5 million from the remainder of our portfolio, partially offset by $0.7 million of recoveries reflected in our 2009 consolidated results from the six properties we contributed to the Fund that was deconsolidated at the end of February 2009.  The increase for the remainder of our portfolio is primarily due to the completion of 2009 common area management (CAM) reconciliations during 2010 and the corresponding recognition of incremental amounts due.

Parking and Other Income.  Total office parking and other income increased by $0.9 million, or 1.3%, to $66.1 million for 2010 compared to $65.2 million for 2009.  The increase is primarily due to $3.2 million of incremental revenue from the property we acquired during 2010, partially offset by $1.2 million of parking income reflected in our 2009 consolidated results from the six properties we contributed to the Fund that was deconsolidated at the end of February 2009, as well as decreases in parking and other income of $1.1 million for the remainder of our portfolio as a result of lower occupancy and usage.

Operating Expenses
Office Rental Expenses.  Total office rental expense increased by $4.9 million, or 3.2%, to $159.2 million for 2010, compared to $154.3 million for 2009.  The increase is primarily due to $7.3 million of incremental expense from the property we acquired during 2010, partially offset by $2.7 million in office rental expenses reflected in our 2009 consolidated results from the six properties we contributed to the Fund that was deconsolidated at the end of February 2009. Office rental expense was essentially flat for the remainder of our portfolio.

General and Administrative Expenses.  General and administrative expenses increased $4.4 million, or 18.5%, to $28.3 million for 2010, compared to $23.9 million for 2009.  The increase is primarily due to the cost of our multi-year equity grants that were announced during the fourth quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.6 million, or 0.7%, to $225.0 million for 2010, compared to $226.6 million for 2009.  The decrease is primarily due to $4.9 million in depreciation and amortization reflected in our 2009 consolidated results from the six properties in the Fund that was deconsolidated at the end of February 2009 and $1.4 million for the remainder of our portfolio due to certain assets being fully depreciated,  partially offset by $4.7 million of incremental depreciation from the property we acquired during 2010.

Non-Operating Income and Expenses
Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to the six properties previously contributed to one of our Funds that was deconsolidated in February 2009, as described in Note 3 to our consolidated financial statements in Item 8 of this Report.

Other Income (Loss).  Other income (loss) in 2010 reflects a net income of $1.2 million, which includes $0.7 million of net profit generated by our management of the properties owned by our unconsolidated Funds as well as $0.5 million of interest income.  Other income (loss) reflects a net loss in 2009 which represents the allocation to outside ownership interest of profit generated by the six properties we contributed to the Fund that was deconsolidated at the end of February 2009, net of the profit generated by our management of those properties during the ten months of 2009 following deconsolidation.

Loss, including Depreciation, from Unconsolidated Real Estate Funds. The loss, including depreciation, from unconsolidated real estate funds totaled a net loss of $7.0 million for 2010.  This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year.  For 2009, the loss, including depreciation, from unconsolidated real estate funds totaled a net loss of $3.3 million.

Interest Expense.  Interest expense decreased $17.9 million, or 9.7%, to $166.9 million for 2010, compared to $184.8 million for 2009.  This decrease is primarily due to the expiration of various interest rate swaps during the third and fourth quarters of 2010, which caused $1.66 billion of our variable-rate debt to no longer have corresponding swap payments at a higher fixed rate in exchange for lower variable interest.   Additionally, as a result of the natural expiration and early termination of approximately $1.40 billion of our pre-IPO swaps, there was lower non-cash interest expense from the amortization of these interest rate swaps.  The decrease is partially offset by the amortization of other comprehensive income resulting from the early termination of our cash flow swaps.

Comparison of year ended December 31, 2009 to year ended December 31, 2008

Revenue

Office Revenue

Rental Revenue.  Total office rental revenue decreased by $27.4 million, or 6.3%, to $406.1 million for 2009 compared to $433.5 million for 2008.  The decrease is primarily due to a decrease of $29.5 million in rent in 2009 compared to 2008 resulting from the deconsolidation at the end of February 2009 of the six properties we contributed to a Fund, partially offset by increases totaling $2.1 million for the remainder of our portfolio.  The increase of $2.1 million was a result of rate increases for new and renewal tenants, partially offset by lower occupancy.

Tenant Recoveries.  Total office tenant recoveries decreased by $1.0 million, or 3.0%, to $31.4 million for 2009 compared to $32.4 million for 2008.  The decrease is primarily due to a decrease of $2.4 million in recoveries in 2009 compared to 2008 resulting from the deconsolidation at the end of February 2009 of the six properties we contributed to a Fund, partially offset by an increase in recoverable tenant direct expenses.

Parking and Other Income.  Total office parking and other income decreased by $6.3 million, or 8.7%, to $65.2 million for 2009 compared to $71.5 million for 2008.  The decrease is primarily due to a decrease of $4.4 million in parking income in 2009 compared to 2008 resulting from the deconsolidation at the end of February 2009 of the six properties we contributed to a Fund, as well as a decrease of $1.9 million for the remainder of our portfolio as a result of lower occupancy and usage.

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

Operating Expenses
Office Rental Expenses.  Total office rental expense decreased by $11.9 million, or 7.1%, to $154.3 million for 2009, compared to $166.1 million for 2008.  The decrease is primarily due to a decrease of $13.0 million in office rental expenses in 2009 compared to 2008 resulting from the six properties we contributed to the Fund that was deconsolidated at the end of February 2009, partially offset by an increase in office rental expenses in the remainder of our portfolio.  Other office expenses increased by $1.1 million primarily as a result of lower comparable property tax accruals in the prior year, partially offset by lower janitorial costs and ground rent payments in the current year.

General and Administrative Expenses.  General and administrative expenses increased $1.2 million, or 5.5%, to $23.9 million for 2009, compared to $22.6 million for 2008.  The increase is primarily due to the timing of accruals related to compensation, including equity awards that are expensed over the multi-year vesting period.

Depreciation and Amortization.  Depreciation and amortization expense decreased $21.4 million, or 8.6%, to $226.6 million for 2009, compared to $248.0 million for 2008.  The decrease is primarily due to a decrease of $18.5 million in depreciation and amortization reflected in 2009 compared to 2008 resulting from the deconsolidation at the end of February 2009 of the six properties we contributed to a Fund.

Non-Operating Income and Expenses
Gain on Disposition of Interest in Unconsolidated Real Estate Fund.  In February 2009, we recorded a gain of $5.6 million related to six properties that were previously contributed to one of our Funds that was deconsolidated in February 2009, as described in Note 3 to our consolidated financial statements in Item 8 of this Report.

Other Income (Loss).  Other income (loss) reflects a net loss in 2009 which represents the allocation to outside ownership interest of profit generated by the six properties during the two months of 2009 prior to their deconsolidation, net of the profit generated by our management of the properties during the ten months of 2009 following its deconsolidation.  In contrast, the other income (loss) in 2008 reflects a net gain of $3.6 million, which includes $3.1 million of profit-sharing resulting from our initial contribution of the six properties to that Fund in October 2008, as well as $0.5 million of operating profit related to the temporary operation of the Honolulu Athletic Club during 2008.

Loss, including Depreciation, from Unconsolidated Real Estate Funds. The loss, including depreciation, from unconsolidated real estate funds totaled $3.3 million for 2009.  The loss represents our equity interest in the operating results from our Fund following its deconsolidation at the end of February 2009, including the operating income net of historical cost-basis depreciation.  During 2008, there was no comparable amount recorded because the operating results for the six properties were included in our consolidated results.

Interest Expense.  Interest expense decreased $8.9 million, or 4.6%, to $184.8 million for 2009, compared to $193.7 million for 2008.  The decrease over comparable periods is primarily due to lower levels of outstanding debt during 2009 as a result of the deconsolidation of debt associated with the six properties we contributed to the Fund that was deconsolidated at the end of February 2009, and a decrease in the utilization of our revolving credit facility which had no outstanding borrowings for the majority of 2009.  The decrease is partially offset by additional interest expense as a result of higher non-cash interest expense from the amortization of pre-IPO interest rate swap contracts.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.66 billion at December 31, 2010, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our IPO.  This amount includes a new seven-year $400 million term loan agreement entered into during the third quarter of 2010, secured by seven properties, including the one property acquired in the second quarter of 2010. See Note 8 to our consolidated financial statements in Item 8 of this Report.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  During the third quarter and fourth quarter of 2010, certain of our fixed-rate swaps matured, and no longer hedge the floating-rate interest payments on a notional $1.66 billion of our debt.  At December 31, 2010, $1.99 billion or 54% of our debt was effectively fixed at an overall rate of 4.65% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period.  See Item 7A of this Report for a description of the impact of variable rates on our interest expense.  See also Note 8 and Note 10 to our consolidated financial statements in Item 8 of this Report.

As of December 31, 2010, only one loan was scheduled to mature in 12 months or less.  This $18 million secured loan was scheduled to mature on March 1, 2011.  Subsequent to December 31, 2010, the maturity of this loan was extended to March 3, 2014.  Of the remaining $3.64 billion of debt, $2.30 billion in term loans mature on August 31, 2012.  We are seeking to refinance our loans that have 2012 maturities during the first half of 2011.  Our goal is to ladder our loan maturities so that they range between five and ten years by accessing life companies, domestic and foreign banks, and the residential agency market.

At December 31, 2010, our $3.66 billion of borrowings under secured loans represented 58.5% of our total market capitalization of $6.2 billion.  Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units, each based on our common stock closing price at December 31, 2010 on the New York Stock Exchange of $16.60 per share.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures, and repayment of indebtedness at maturity.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term.  In 2010, we declared an annual dividend of $0.40 per share, paid quarterly following the end of each quarter.  We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.  We have historically financed our operations, acquisitions and development, through long-term secured floating rate mortgage debt.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings.

Commitments
The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2010:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,658,000	$18,000	$2,300,000	$451,920	$888,080
Minimum lease payments	55,707	733	1,466	1,466	52,042
Remaining capital commitment to
unconsolidated real estate funds(2)	47,185	47,185	-	-	-
Purchase commitments related to capital expenditures
associated with tenant improvements and repositioning and other purchase obligations	4,003	4,003	-	-	-
Total	$3,764,895	$69,921	$2,301,466	$453,386	$940,122

(1)	Includes $18 million of debt carried by the Honolulu Club joint venture in which we held a 66.7% interest.
(2)	Because there is not an explicit date for when our remaining capital commitment will be called, we reflect the entire commitment in the earliest category.

Off-Balance Sheet Arrangements

We have established and manage unconsolidated real estate Funds through which institutional investors provide capital commitments for acquisition of properties.   The capital we invest in our Funds is invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Fund, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed our costs.

At December 31, 2010, our Funds had obtained capital commitments of $554.6 million, of which $214.2 million remained undrawn.  This amount included commitments from us of $196.3 million, of which $47.2 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our institutional funds at December 31, 2010:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/19/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$56.2	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements.  If that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements were approximately $24.0 million as of December 31, 2010.  To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

(3)	Effective annual rate including the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees.
(4)	Assumed by one of our Funds. Requires monthly payments of principal and interest.

Cash Flows
Our cash and cash equivalents were $272.4 million and $72.7 million at December 31, 2010 and 2009, respectively.

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $8.5 million to $188.9 million for 2010 compared to $180.3 million for 2009.  The increase is primarily due to incremental cash flows from the property we acquired during the second quarter of 2010 as well as lower cash interest paid due to the expiration during 2010 of swaps totaling $1.66 billion, which caused a portion of our variable-rate debt to no longer require corresponding swap payments at a higher fixed rate.  The increase is partially offset by lower cash flows from our same property portfolio and the deconsolidation at the end of February 2009 of the cash flows from the six properties contributed to a Fund we manage.  See Note 3 and Note 10 to our consolidated financial statements in Item 8 of this Report.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects recurring and non-recurring capital expenditures.  Net cash used in investing activities increased $255.8 million to $304.6 million for 2010 compared to $48.8 million for 2009.  The increase was attributable to the acquisition of a property during 2010.  See Note 3 to our consolidated financial statements in Item 8 of this Report.

   Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash flows from financing activities amounted to a net provision of cash for 2010 totaling $315.4 million compared to a net use of cash for 2009 totaling $67.5 million.  The comparative difference was primarily due to a $400 million term loan borrowing during 2010, as described in Note 8 to our consolidated financial statements in Item 8 of this Report, in contrast to the repayment of outstanding revolver borrowings in 2009.

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

The values allocated to land, buildings, site improvements, in-place leases and tenant improvements are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, the average term of existing leases in the building acquired for in-place lease values and the respective remaining lease terms for tenant improvements and leasing costs.  The values of above- and below-market tenant leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market tenant leases) or a decrease (for above-market tenant leases) to rental income.  The value of above- and below-market ground leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to office rental operating expense.  The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations.  If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  In conjunction with our IPO, we entered into two series of interest rate swap and interest rate cap contracts.  The first series effectively offset all future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series effectively replaced the existing interest rate contracts and qualified for cash flow hedge accounting.  We only enter into contracts with major financial institutions based on their credit rating and other factors.  For a description of our interest rate contracts, please see Note 10 to our consolidated financial statements contained in Item 8 of this Report.

At December 31, 2010, approximately $1.99 billion, or 54%, of our debt was hedged with derivative instruments.  Based on the level of variable rate debt outstanding at December 31, 2010, by virtue of the mitigating effect of our interest rate contracts, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $8.5 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2010, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B.  Other Information

None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2010.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	12,540	$18.10	23,974

For a description of our 2006 Omnibus Stock Incentive Plan, please see Note 13 to our consolidated financial statements included in this Report.  We did not have any other equity compensation plans as of December 31, 2010.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons,” “Election of Directors (Proposal 1) – Information Concerning Nominees” and “Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of 2010.

Item 14.  Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of 2010.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule
Page No.
Index to Financial Statements.
The following financial statements and the Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
	1.	Consolidated Financial Statements of Douglas Emmett, Inc.
		Report of Management on Internal Control Over Financial Reporting	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
		Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
		Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.	F-5
		Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008.	F-6
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.	F-7
		Notes to Consolidated Financial Statements	F-8
		Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2010	F-31
	2.	Consolidated Financial Statements of Douglas Emmett Fund X, LLC
		Report of Independent Registered Public Accounting Firm	F-33
		Consolidated Balance Sheets as of December 31, 2010 and 2009 (unaudited)	F-34
		Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 (unaudited) and the period from October 7, 2008 (inception) through December 31, 2008 (unaudited).	F-35
		Consolidated Statements of Members’ Equity for the years ended December 31, 2010 and 2009 (unaudited) and the period from October 7, 2008 (inception) through December 31, 2008 (unaudited).	F-36
		Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 (unaudited) and the period from October 7, 2008 (inception) through December 31, 2008 (unaudited).	F-37
		Notes to Consolidated Financial Statements	F-38

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b)	Exhibits.
	3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (4)
	3.2	Bylaws of Douglas Emmett, Inc. (4)
	3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
	4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
	10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
	10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
	10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
	10.4	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +
	10.5	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +
	10.6	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. +
	10.7	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (7) +

10.8	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(3) +
10.10	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
10.11	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (10) +
10.12	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (for independent directors) . (11) +
10.13	$153,630,000 Loan Agreement dated as of November 1, 2010 between CW Capital, LLC and Barrington Pacific, LLC.
10.14	$46,400,000 Loan Agreement dated as of November 1, 2010 between CW Capital, LLC and Barrington Pacific, LLC.
10.15	$43,440,000 Loan Agreement dated as of November 1, 2010 between CW Capital, LLC and Shores Barrington LLC.
10.16	$144,610,000 Loan Agreement dated as of November 1, 2010 between CW Capital, LLC and Shores Barrington LLC.
10.17	$111,920,000 Discount MBS Multifamily Note between Fannie Mae and DEG Residential, LLC, dated June 1, 2007. (6)
10.18	$170,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1993, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.19	$260,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1995, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.20	$215,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1996, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.21
$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)

10.22	$150,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 1998, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.23	$425,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2000, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.24	$110,000,000 Loan Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, DEG, LLC, the Lenders party thereto, Eurohypo AG, New York Branch, and Barclays Capital Real Estate Inc. (2)
10.25	Adjustable Rate Multifamily Note for $7,750,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (6)
10.26	Adjustable Rate Multifamily Note for $7,150,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (6)
10.27	Adjustable Rate Multifamily Note for $3,100,000 between Fannie Mae and Douglas Emmett Residential 2006, LLC, dated June 1, 2007. (6)

10.28	$18,000,000 Loan Agreement dated as of February 12, 2008 among DEG III, LLC and Wells Fargo Bank, National Association. (8)
10.29
$340,000,000 Loan Agreement dated as of March 18, 2008 among Douglas Emmett 2007, LLC; Douglas Emmett Realty Fund 2002; Douglas Emmett 1995, LLC; the Lenders party thereto, Eurohypo AG and ING Real Estate (USA), LLC. (8)

10.30	$365,000,000 Loan Agreement dated as of August 18, 2008 among Douglas Emmett 2008, LLC, the lenders party thereto and Eurohypo AG. (9)
10.31	$400,000,000 Loan Agreement dated as of September 30, 2010 among Douglas Emmett 2010, LLC, and the lenders party thereto, Eurohypo AG, New York Branch. (12)
10.32
Joinder and Supplement Agreement dated as of August 25, 2005 among Douglas Emmett 2002, LLC, and DEG, LLC, made with reference to the Loan Agreement dated as of August 25, 2005 by and among Douglas Emmett 2002, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (2)

10.33	Modification Agreement among Douglas Emmett 1993, LLC, Brentwood Plaza, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.34	Modification Agreement among Douglas Emmett 1995, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.35	Modification Agreement among Douglas Emmett 1996, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.36	Modification Agreement among Douglas Emmett 1997, LLC, Westwood Place Investors, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.37	Modification Agreement among Douglas Emmett 1998, LLC, Brentwood Court, Brentwood-San Vicente Medical, Ltd., the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.38	Modification Agreement among Douglas Emmett 2000, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.39	Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza, Owensmouth/Warner, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)
10.40
Joinder and Supplement Agreement among Douglas Emmett 1993, LLC and Brentwood Plaza made with reference to the Modification Agreement among Douglas Emmett 1993, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

10.41
Joinder and Supplement Agreement among Douglas Emmett 1998, LLC, Brentwood Court and Brentwood-San Vicente Medical, Ltd. made with reference to the Modification Agreement among Douglas Emmett 1998, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

10.42
Joinder and Supplement Agreement among Douglas Emmett 2002, LLC, DEG, LLC, San Vicente Plaza and Owensmouth/Warner, LLC made with reference to the Modification Agreement among Douglas Emmett 2002, LLC, DEG, LLC, the Lenders party thereto and Eurohypo AG, New York Branch. (3)

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
101	The following financial information from Douglas Emmett Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

Footnotes to Exhibits
+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registrant’s Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.
(5)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference.
(6)	Filed August 10, 2007 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by this reference.
(7)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.
(8)	Filed May 8, 2008 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by this reference.
(9)	Filed November 6, 2008 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by this reference.
(10)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference.
(11)	Filed February 26, 2010 with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by this reference.
(12)	Filed November 4, 2010 with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by this reference.
(13)
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

DOUGLAS EMMETT, INC.

Dated: February 25, 2011	By:	/s/ JORDAN L. KAPLAN
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
Each of the above signatures is affixed as of February 25, 2011.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission  on Internal Control—Integrated Framework.  Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ WILLIAM KAMER
William Kamer Chief Financial Officer

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the  consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 25, 2011

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2010	December 31, 2009

Assets
Investment in real estate:
Land	$851,679	$835,407
Buildings and improvements	5,226,269	5,017,569
Tenant improvements and lease intangibles	592,735	534,084
Investment in real estate, gross	6,670,683	6,387,060
Less: accumulated depreciation	(913,923)	(688,893)
Investment in real estate, net	5,756,760	5,698,167

Cash and cash equivalents	272,419	72,740
Tenant receivables, net	1,591	2,357
Deferred rent receivables, net	48,933	40,395
Interest rate contracts	52,528	108,027
Acquired lease intangible assets, net	9,356	11,691
Investment in unconsolidated real estate funds	110,920	97,127
Other assets	26,782	29,428
Total assets	$6,279,289	$6,059,932

Liabilities
Secured notes payable, including loan premium	$3,668,133	$3,273,459
Accounts payable and accrued expenses	57,793	72,893
Security deposits	31,850	32,501
Acquired lease intangible liabilities, net	110,244	139,340
Interest rate contracts	99,687	237,194
Dividends payable	12,413	12,160
Total liabilities	3,980,120	3,767,547

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 124,131,557 and 121,596,427 outstanding at December 31, 2010 and December 31, 2009, respectively	1,241	1,216
Additional paid-in capital	2,332,307	2,290,419
Accumulated other comprehensive income (loss)	(58,765)	(126,202)
Accumulated deficit	(447,722)	(372,070)
Total Douglas Emmett, Inc. stockholders' equity	1,827,061	1,793,363
Noncontrolling interests	472,108	499,022
Total equity	2,299,169	2,292,385
Total liabilities and equity	$6,279,289	$6,059,932

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Office rental
Rental revenues	$399,184	$406,117	$433,487
Tenant recoveries	37,406	31,407	32,392
Parking and other income	66,110	65,243	71,498
Total office revenues	502,700	502,767	537,377

Multifamily rental
Rental revenues	63,564	64,127	66,510
Parking and other income	4,580	4,166	4,207
Total multifamily revenues	68,144	68,293	70,717

Total revenues	570,844	571,060	608,094

Operating Expenses
Office expense	159,155	154,270	166,124
Multifamily expense	18,327	17,925	17,079
General and administrative	28,305	23,887	22,646
Depreciation and amortization	225,030	226,620	248,011
Total operating expenses	430,817	422,702	453,860

Operating income	140,027	148,358	154,234

Gain on disposition of interest in unconsolidated real estate fund	-	5,573	-
Other income (loss)	1,191	(12)	3,580
Loss, including depreciation, from unconsolidated real estate funds	(6,971)	(3,279)	-
Interest expense	(166,907)	(184,797)	(193,727)
Acquisition-related expenses	(296)	-	-
Net loss	(32,956)	(34,157)	(35,913)

Less: net loss attributable to noncontrolling interests	6,533	7,093	7,920
Net loss attributable to common stockholders	$(26,423)	$(27,064)	$(27,993)

Net loss attributable to common stockholders
per share – basic	$(0.22)	$(0.22)	$(0.23)
Net loss attributable to common stockholders
per share – diluted	$(0.22)	$(0.22)	$(0.23)

Dividends declared per common share	$0.40	$0.40	$0.75

Weighted average shares of common stock
outstanding – basic	122,714,520	121,552,731	120,725,928
Weighted average shares of common stock
outstanding – diluted	122,714,520	121,552,731	120,725,928

See notes to consolidated financial statements

Douglas Emmett, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except share amounts)

	Year Ended December 31,
	2010	2009	2008
Shares of Common Stock
Balance at beginning of period	121,596,427	121,897,388	109,833,903
Repurchase of equity units	-	(819,500)	-
Conversion of operating partnership units	2,535,130	518,539	12,032,532
Issuance of common stock	-	-	30,953
Balance at end of period	124,131,557	121,596,427	121,897,388

Common Stock
Balance at beginning of period	$1,216	$1,219	$1,098
Repurchase of equity units	-	(8)	-
Conversion of operating partnership units	25	5	120
Issuance of common stock	-	-	1
Balance at end of period	$1,241	$1,216	$1,219

Additional Paid-in Capital
Balance at beginning of period	$2,290,419	$2,284,429	$2,019,716
Repurchase of equity units	-	(4,606)	-
Conversion of operating partnership units	37,119	7,665	261,572
Issuance of common stock	-	-	667
Stock compensation	4,769	2,931	2,474
Balance at end of period	$2,332,307	$2,290,419	$2,284,429

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(126,202)	$(214,058)	$(70,675)
Cash flow hedge adjustment	67,437	87,856	(143,383)
Balance at end of period	$(58,765)	$(126,202)	$(214,058)

Accumulated Deficit
Balance at beginning of period	$(372,070)	$(296,401)	$(120,300)
Net loss	(26,423)	(27,064)	(27,993)
Noncontrolling interests redemption adjustment	-	-	(56,942)
Dividends	(49,229)	(48,605)	(91,166)
Balance at end of period	$(447,722)	$(372,070)	$(296,401)

Douglas Emmett, Inc. Stockholders' Equity
Balance at beginning of period	$1,793,363	$1,775,189	$1,829,839

Net loss	(26,423)	(27,064)	(27,993)
Cash flow hedge adjustment	67,437	87,856	(143,383)
Comprehensive income	41,014	60,792	(171,376)

Issuance of common stock	-	-	668
Repurchase of equity units	-	(4,614)	-
Dividends	(49,229)	(48,605)	(91,166)
Conversion of operating partnership units	37,144	7,670	261,692
Noncontrolling interests redemption adjustment	-	-	(56,942)
Stock compensation	4,769	2,931	2,474
Balance at end of period	$1,827,061	$1,793,363	$1,775,189

Noncontrolling Interests
Balance at beginning of period	$499,022	$505,025	$793,764

Net loss	(6,533)	(7,093)	(7,920)
Cash flow hedge adjustment	20,548	24,361	(29,565)
Comprehensive income	14,015	17,268	(37,485)

Repurchase of equity units	-	(3,603)	(23,759)
Deconsolidation of Douglas Emmett Fund X, LLC	-	10	-
Contributions	167	450	319
Distributions	(13,595)	(16,571)	(27,672)
Conversion of operating partnership units	(37,144)	(7,670)	(261,692)
Noncontrolling interests redemption adjustment	-	-	56,942
Stock compensation	9,643	4,113	4,608
Balance at end of period	$472,108	$499,022	$505,025

Total Equity
Balance at beginning of period	$2,292,385	$2,280,214	$2,623,603

Net loss	(32,956)	(34,157)	(35,913)
Cash flow hedge adjustment	87,985	112,217	(172,948)
Comprehensive income	55,029	78,060	(208,861)

Issuance of common stock	-	-	668
Repurchase of equity units	-	(8,217)	(23,759)
Dividends	(49,229)	(48,605)	(91,166)
Deconsolidation of Douglas Emmett Fund X, LLC	-	10	-
Contributions	167	450	319
Distributions	(13,595)	(16,571)	(27,672)
Stock compensation	14,412	7,044	7,082
Balance at end of period	$2,299,169	$2,292,385	$2,280,214

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010		2009	2008
Operating Activities
Consolidated net loss		$(32,956)	$(34,157)		$(35,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds		6,971	3,279		-
Depreciation and amortization		225,030	226,620		248,011
Net accretion of acquired lease intangibles		(26,260)	(32,468)		(42,905)
Gain on disposition of interest in unconsolidated real estate fund		-	(5,573)		-
Amortization of deferred loan costs		2,424	2,018		2,083
Amortization of loan premium		(5,326)	(5,026)		(4,742)
Non-cash market value adjustments on interest rate contracts		17,610	20,062		13,805
Non-cash amortization of stock-based compensation		10,127	5,101		4,400
Non-cash profit sharing allocation to consolidated real estate fund		-	660		(431)
Change in working capital components:
Tenant receivables		766	(132)		(467)
Deferred rent receivables		(8,538)	(8,961)		(12,234)
Accounts payable and accrued expenses		(11,276)	9,739		3,403
Security deposits		(935)	(75)		1,274
Other assets		11,238	(744)		6,547
Net cash provided by operating activities		188,875	180,343		182,831

Investing Activities
Capital expenditures and property acquisitions		(283,398)	(42,151)		(684,623)
Deconsolidation of Douglas Emmett Fund X, LLC		-	(6,625)		-
Contributions to unconsolidated real estate funds		(26,923)	-		-
Distributions from unconsolidated real estate funds		5,710	-		-
Net cash used in investing activities		(304,611)	(48,776)		(684,623)

Financing Activities
Proceeds from long-term borrowings		788,080	82,640		1,563,275
Deferred loan costs		(10,168)	(446)		(6,810)
Repayment of borrowings		(388,080)	(106,665)		(946,400)
Net change in short-term borrowings		-	(25,275)		(25,025)
Contributions by Douglas Emmett Fund X, LLC investors		-	66,074		57,746
Contributions by noncontrolling interests		167	450		319
Distributions to noncontrolling interests		(13,400)	(16,742)		(27,880)
Distributions of capital to noncontrolling interests		(400)	-		-
Redemption of noncontrolling interests		-	(2,880)		(23,758)
Issuance of common stock, net		-	-		668
Repurchase of common stock		-	(5,337)		-
Cash dividends		(48,976)	(59,301)		(87,531)
Termination of interest rate contracts		(11,808)	-		-
Net cash provided by (used in) financing activities		315,415	(67,482)		504,604

Increase in Cash and Cash Equivalents		199,679	64,085		2,812
Cash and Cash Equivalents at Beginning of Year		72,740	8,655		5,843
Cash and Cash Equivalents at End of Year		$272,419	$72,740		$8,655

Noncash transactions:
Investing activity related to contribution of properties to unconsolidated
real estate fund	$	─	$476,852	$	─
Financing activity related to contribution of debt and noncontrolling interest
to unconsolidated real estate fund	$	─	$(483,477)	$	─

Supplemental disclosure of cash flow information
Cash paid during the year for interest		$158,641	$163,244		$172,686

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)

1. Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of December 31, 2010, we owned a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  We also managed seven office properties owned by our unconsolidated institutional real estate funds as part of our total portfolio, which includes a combined 57 office properties.  All of these properties are located in Los Angeles County, California or Honolulu, Hawaii.

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

The accompanying financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) in conformity with Generally Accepted Accounting Principles of the United States (GAAP) as established by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) including modifications issued under Accounting Standards Updates (ASUs).  The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Certain prior period amounts have been reclassified to conform with current period presentation, including a reclassification of accumulated other comprehensive income, attributable to noncontrolling interests in our consolidated net assets, to reflect the presentation requirements of ASC 810: Consolidation.  In particular, approximately $30.5 million (at January 1, 2008) and $29.6 million (at December 31, 2008) were reclassified on our consolidated balance sheets and statements of equity from accumulated deficit to accumulated other comprehensive income.  This reclassification had no impact on the previously reported total comprehensive income or on the total equity attributable to Douglas Emmett, Inc stockholders relative to the equity attributable to noncontrolling interests.

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

Above-market and below-market in-place lease intangibles are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

Expenditures for repairs and maintenance are charged to operations as incurred.  Significant improvements and costs incurred in the execution of leases are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations for the period.

The values allocated to land, buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated life of 40 years for buildings; 15 years for site improvements; the average term of existing leases in the building acquired for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. Any unamortized amounts relating to a lease that is terminated prior to its stated expiration are written off in the period of termination.

Investment in Unconsolidated Real Estate Funds
At December 31, 2010, we managed and held equity interests in two unconsolidated Funds:  Douglas Emmett Fund X, LLC and Douglas Emmett Partnership X, LP.  We held a 48.82% interest in Douglas Emmett Fund X, LLC and an aggregate 21.52% interest in the property held by Douglas Emmett Partnership X, LP and its subsidiaries.  Our investment balance represents our share of the net assets of the combined Funds, plus additional basis of approximately $4.1 million, primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Based upon such periodic assessments, no impairments occurred for 2010, 2009 or 2008.

We assess whether there has been impairment in the value of our investments in unconsolidated real estate funds periodically.  An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in unconsolidated real estate funds is dependent on a number of factors, including the performance of the investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment in an unconsolidated real estate fund is other-than-temporary.   Based upon such periodic assessments, no impairment occurred during 2010 or 2009.

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

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectibility is reasonably assured.  All leases are classified as operating leases.  For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases.  Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents.  Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. We recorded total lease termination revenue of $844 for 2010, $1,008 for 2009 and $423 for 2008.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2010 and 2009, we had an allowance for doubtful accounts of $17,091 and $15,934, respectively.

We generally do not require collateral or other security from our tenants other than security deposits or letters of credit. As of December 31, 2010 and 2009, we had a total of approximately $17,233 and $19,995, respectively, of lease security available on existing letters of credit, as well as $31,850 and $32,501, respectively, of lease security available in security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2010 and 2009. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

Interest Rate Agreements
We generally manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts.  The interest rate swap agreements we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  See Note 10.

Stock-Based Compensation
We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting.  The estimated fair value of the stock options and the long-term incentive units is amortized over their respective vesting periods.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Income Taxes
As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements.  We believe we met these tests during 2010.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

We have elected to treat several of our subsidiaries as taxable REIT subsidiaries (TRS).  A TRS generally may engage in any business, including the provision of customary or non-customary services for our tenants.  A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.   Our TRS subsidiaries did not have significant tax provisions or deferred income tax items for 2010, 2009 or 2008.

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

Recently Issued Accounting Literature
Changes to GAAP are established by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs.  Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for new disclosures requiring us to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring us to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.  The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations as it only addresses disclosure.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This standard amends the previously issued authoritative guidance for subsequent events and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP rules that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this ASU did not have a material effect on our consolidated financial position and results of operations as it only addresses disclosures.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds.  This standard indefinitely defers the effective date of the updated variable-interest entity accounting guidance contained in ASU No. 2009-17 for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

3. Investment in Real Estate

The results of operations for 2010, 2009 and 2008 were affected by the acquisition of new properties, as well as the contribution of certain properties to one of our unconsolidated Funds.  The operating results of acquired properties are included in our consolidated statements of operations only from the date each property was acquired, and in the case of the properties contributed to that Fund, only until the end of February 2009, when that Fund was deconsolidated from our financial statements.  The following table summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	2010 Acquisitions	2008 Acquisitions
Investment in real estate:
Land	$16,273	$74,685
Buildings and improvements	200,781	528,179
Tenant improvements and other in-place lease assets	13,012	50,978
Tenant receivables and other assets	19	2,486
Accounts payable, accrued expenses and tenant security deposits	(1,015)	(6,193)
Acquired lease intangibles	501	(25,720)
Net acquisition costs	$229,571	$624,415

In February 2008, we acquired a two-thirds interest in a 78,298 square-foot office building located in Honolulu, Hawaii.  The aggregate contract price was approximately $18 million and the purchase was made through a consolidated joint venture with our local partner.  The joint venture financed the acquisition with an $18 million loan.  See Note 8.

In March 2008, we acquired a 1.4 million square foot office portfolio consisting of six Class A buildings all located in our core Los Angeles submarkets – Santa Monica, Beverly Hills, Sherman Oaks/Encino and Warner Center/Woodland Hills – for a contract price of approximately $610 million.  Subsequently, we contributed to one of our Funds these six office properties and the related $365 million term loan.  See Note 15.  In exchange, we received an interest in the common equity of that Fund, representing an ownership of approximately 49%.  We recognized a gain of $5.6 million on the disposition of the interest in that Fund we did not retain.  Beginning in February 2009, we have accounted for our interest in that Fund under the equity method.

In December 2008, we acquired the five-sixths that we did not already own of the fee title to the land underlying one of our existing office properties in the Westwood submarket, for a fixed contract price of $7.8 million.

We did not make any acquisitions during 2009.

In June 2010, we acquired Bishop Square, an office project containing approximately 960,000 square feet located in Honolulu, Hawaii for a contract price of $232 million.  Bishop Square is the largest office project in the state of Hawaii, and consists of two Class A office towers, an above-ground parking structure and a one-acre park.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of December 31:

	2010	2009
Above-market tenant leases	$34,968	$32,770
Accumulated amortization	(28,489)	(24,033)
Below-market ground leases	3,198	3,198
Accumulated amortization	(321)	(244)
Acquired lease intangible assets, net	$9,356	$11,691

Below-market tenant leases	$263,220	$261,523
Accumulated accretion	(166,127)	(135,534)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,049)	(2,849)
Acquired lease intangible liabilities, net	$110,244	$139,340

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income totaling $26,137 for 2010, $32,346 for 2009 and $42,308 for 2008. The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense totaling $123 for 2010, $122 for 2009 and $597 for 2008.

Following is the estimated net accretion at December 31, 2010 for the next five years:

Year
2011	$20,380
2012	17,667
2013	15,267
2014	12,587
2015	10,297
Thereafter	24,690
Total	$100,888

5. Other Assets

Other assets consist of the following at December 31:

	December 31, 2010	December 31, 2009
Deferred loan costs, net of accumulated amortization of $4,770 and $4,989 at December 31, 2010 and December 31, 2009, respectively	$12,561	$4,817
Restricted cash	2,675	2,897
Prepaid expenses	3,710	3,662
Interest receivable	3,560	10,376
Other indefinite-lived intangible	1,988	1,988
Other	2,288	5,688
Total other assets	$26,782	$29,428

We incurred deferred loan cost amortization expense of $2,424 for 2010, $2,018 for 2009 and $2,083 for 2008.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $603 for 2010, $654 for 2009 and $871 for 2008.

Future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2010 were as follows:

Twelve months ending December 31:
2011	$361,848
2012	324,074
2013	271,123
2014	213,755
2015	168,196
Thereafter	420,609
Total future minimum base rentals	$1,759,605

The above future minimum lease payments exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

7. Future Minimum Lease Payments

As of December 31, 2010, we leased portions of the land underlying two of our office properties.  We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  We have the ability and intent to exercise this option, therefore the future minimum rent payments are excluded from the table below.  Prior to the end of the fourth quarter of 2008, we had a third ground lease, for which we owned a one-sixth interest in the fee title to the land.  In December 2008, we acquired the remaining five-sixths interest in the fee title to the land, and now own 100% of the fee interest and 100% of the leasehold interest.  We expensed ground lease payments totaling $2,175 for 2010, $2,149 for 2009, and $3,206 for 2008.

The following is a schedule of our minimum ground lease payments as of December 31, 2010:

Twelve months ending December 31:
2011	$733
2012	733
2013	733
2014	733
2015	733
Thereafter	52,042
Total future minimum lease payments	$55,707

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

8. Secured Notes Payable

A summary of our secured notes payable is as follows:
Description	Maturity Date (1)	December 31, 2010	December 31, 2009	Variable Rate	Effective Annual Interest Rate (2)	Swap Maturity Date (1)
Wells Fargo Loan (3)	3/1/2011	$18,000	$18,000	LIBOR + 1.25%	--	--
Modified Term Loans (4)	8/31/2012	1,655,000	1,655,000	LIBOR + 0.85%	--	--
Modified Term Loans (5)	8/31/2012	322,500	322,500	LIBOR + 0.85%	4.98%	08/01/11
Modified Term Loans (5)	8/31/2012	322,500	322,500	LIBOR + 0.85%	5.02%	08/01/12
Fannie Mae Loans (6)	2/1/2015	36,920	36,920	DMBS + 0.60%	5.78%	08/01/11
Fannie Mae Loans (6)	2/1/2015	75,000	75,000	DMBS + 0.76%	4.86%	08/01/11
Term Loan (7)	4/1/2015	340,000	340,000	LIBOR +1.50%	4.77%	01/02/13
Fannie Mae Loans (8)	2/1/2016	82,000	82,000	LIBOR + 0.62%	5.62%	03/01/12
Fannie Mae Loans (9)	6/1/2017	18,000	18,000	LIBOR + 0.62%	5.82%	06/01/12
Term Loan (10)	10/2/2017	400,000	-	LIBOR + 2.00%	4.45%	07/01/15
Fannie Mae Loans (11)	11/2/2020	388,080	-	LIBOR + 1.65%	3.65%	11/01/17
Fannie Mae Loans (12)	6/1/2012	-	293,000	DMBS + 0.60%	--	--
Fannie Mae Loans (12)	6/1/2012	-	95,080	DMBS + 0.60%	--	--
Aggregate loan principal		3,658,000	3,258,000
Unamortized Loan Premium (13)		10,133	15,459
Total		$3,668,133	$3,273,459

Aggregate amount of effective fixed rate loans		$1,985,000	$3,240,000		4.65%
Aggregate amount of variable rate loans		1,673,000	18,000		--
Aggregate loan principal		3,658,000	3,258,000
Unamortized Loan Premium (13)		10,133	15,459
Total		$3,668,133	$3,273,459

(1)	As of December 31, 2010, the weighted average remaining life of our total outstanding debt was 3.5 years, and the weighted average remaining life of our interest rate swaps was 1.8 years.
(2)
Includes the effect of interest rate swaps in place as of December 31, 2010.  Based on actual/360 day basis and excludes amortization of loan fees.  The total effective rate on an actual/365-day basis was 4.71% at December 31, 2010.

(3)
This loan was held by a consolidated entity in which our operating partnership held a two-thirds interest.  Subsequent to December 31, 2010, we refinanced this debt at a reduced principal balance of $16.14 million, a rate of LIBOR + 1.85% and a maturity date of March 3, 2014.

(4)
Seven separate loans; each loan is secured by a collateralized pool of properties.  Requires monthly payments of interest only, with outstanding principal due upon maturity. At December 31, 2009, the interest payments were hedged by interest rate swaps that matured August 1, 2010 and December 1, 2010. As of December 31, 2010, the interest payments were based on a floating rate.

(5)	Seven separate loans; each loan is secured by a collateralized pool of properties. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(6)
Secured by one property.  Fannie Mae Discount Mortgage-Backed Security (DMBS) generally tracks 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.

(7)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(8)	Secured by one property. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(9)	Secured by three properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(10)	Secured by seven properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity. New borrowing during 2010.
(11)	Secured by four properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity. New borrowing during 2010.
(12)
Secured by four properties in a collateralized pool.  Fannie Mae DMBS generally tracks 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.  Borrowings repaid during 2010.

(13)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at December 31, 2010, excluding the non-cash loan premium amortization, were as follows:

Year ending December 31:
2011 (see footnote 3 to the table on the preceding page)	$18,000
2012	2,300,000
2013	-
2014	-
2015	451,920
Thereafter	888,080
Total future principal payments	$3,658,000

During 2010, we terminated a $350 million secured revolving credit facility, which had a zero balance at December 31, 2009.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31:

	December 31, 2010	December 31, 2009
Accounts payable	$29,713	$31,940
Accrued interest payable	12,789	26,263
Deferred revenue	15,291	14,690
Total accounts payable and accrued expenses	$57,793	$72,893

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

As of December 31, 2010, approximately 54% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, which qualify as highly effective cash flow hedges. In June 2010, we entered into a new interest rate swap with a notional value of $400 million, an effective date of September 1, 2010 and a maturity date of July 1, 2015, that effectively fixes at 4.45% per annum the floating rate of the $400 million term borrowing we completed in the third quarter of 2010.  In November 2010, we entered into several new interest rate swaps for a combined notional value of $388.08 million, with an effective date of November 1, 2010 and a maturity date of November 1, 2017, that fixes one-month floating rate LIBOR at 3.65% per annum.  Concurrently, we terminated the existing cash flow hedges associated with the notional of $388.08 million by paying a swap termination fee of approximately $12 million, which represented cash flow hedges with a fair value of approximately $14 million partially offset by non-designated swaps with a net fair value of approximately $2 million.  On August 1, 2010, $1.11 billion of our cash flow hedges matured.  On December 1, 2010, an additional $545 million of our cash flow hedges matured.

As of December 31, 2010, the totals of our existing swaps were as follows:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	18	$1,985,000

Non-designated Swaps
Derivatives not designated as hedges are not speculative.  Prior to our IPO, we entered into $2.21 billion notional of pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as $600 million of purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting $2.21 billion notional of receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as $600 million of sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  On August 1, 2010, $1.11 billion of the pay-fixed swaps and $1.11 billion of the offsetting receive-fixed swaps matured. On November 1, 2010, we refinanced certain debt and terminated the existing swaps with a notional totaling $293 million.  Accordingly, as of December 31, 2010, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Pay-Fixed Swaps	9	$802,000
Receive-Fixed Swaps	9	$802,000
Purchased Caps	19	$600,000
Sold Caps	15	$600,000

Subsequent to December 31, 2010, an additional $388.08 million of these interest rate caps and $388.08 million of offsetting sold caps were also terminated.

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

As of December 31, 2010 and 2009, the fair value of derivatives, aggregated by counterparty, in a net liability position was $59.7 million and $144.0 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from accumulated other comprehensive income (loss) to interest expense, which increased interest expense by $128.5 million for 2010, $144.7 million for 2009 and $62.2 million for 2008.  For these derivatives, we estimate an additional $67.0 million will be reclassified within 12 months after December 31, 2010 from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.  The cash flow swaps that we terminated in November 2010 had an accumulated other comprehensive income balance of $13.9 million at the time they were terminated.  $3.5 million of amortization relating to this balance was included in the $128.5 million of interest expense in 2010, and the remaining $10.4 million will be reclassified from accumulated other comprehensive loss to interest expense as part of the $67.0 million estimate for 12 months after December 31, 2010.

We recorded a gain of $221 for 2010, a loss of $518 for 2009 and a gain of $346 for 2008 relating to the ineffectiveness attributable to mismatches between certain interest rate contracts and the corresponding items against which they were designated to hedge.

For derivatives not designated as hedges, the changes in fair value of these interest rate swaps have been recognized in earnings for all periods.  The aggregate net asset fair value of these swaps decreased $14.3 million for 2010, $19.5 million for 2009 and $14.2 million for 2008.  The decrease in net asset fair value was recorded as additional interest expense. Included in the net $14.2 million decrease is a $1.2 million increase related to the credit value adjustment resulting from our initial application of a new accounting pronouncement related to fair value measurements in the first quarter of 2008.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	For the Year Ended December 31,
	2010	2009
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(40,545)	$(44,365)

Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(128,530)	$(144,693)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$221	$(518)

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$47	$(401)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB.  The FASB has established a framework for measuring fair value which uses a market-based measurement, not an entity-specific measurement.  The framework includes a hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs.  Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are inputs that are observable either directly or indirectly for similar assets and liabilities in active markets.  Level 3 inputs are unobservable assumptions generated by the reporting entity.

The fair value of our interest rate swaps and caps is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The valuation incorporates credit adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The following table represents the fair values of derivative instruments as of:

	December 31, 2010	December 31, 2009
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$14,204	$-
Derivatives not designated as accounting hedges	38,324	108,027
Total derivative assets	$52,528	$108,027

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$67,990	$152,498
Derivatives not designated as accounting hedges	31,697	84,696
Total derivative liabilities	$99,687	$237,194

The table below presents the derivative assets and liabilities, presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below were measured at fair value as of December 31, 2010 and aggregated by the level in the fair value hierarchy within which those measurements fell:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Interest Rate Contracts	$-	$52,528	$-	$52,528

Liabilities
Interest Rate Contracts	$-	$99,687	$-	$99,687

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

11. Equity

We had 124,131,557 shares of common stock and 31,987,867 operating partnership units and fully-vested LTIP units outstanding as of December 31, 2010.  Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us.  Noncontrolling interests represented approximately 20% of our operating partnership as of December 31, 2010.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and was consolidated in our financial statements as of December 31, 2010.

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

During 2010, approximately 2,535,000 operating partnership units were exchanged for shares of common stock.  We did not make any repurchases of share equivalents during 2010.  During 2009, we repurchased 819,500 share equivalents in open market transactions and 250,000 share equivalents in a private transaction for a total combined consideration of approximately $8.2 million.  During 2008, we repurchased approximately 1.1 million share equivalents in private transactions for a total consideration of approximately $23.8 million.  We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers from noncontrolling interests:

	For the Year Ended December 31,
	2010	2009	2008

Net loss attributable to common stockholders	$(26,423)	$(27,064)	$(27,993)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for repurchase
of operating partnership units	-	723	-
Increase in common stockholders paid-in capital for exchange
of operating partnership units	37,119	7,665	261,572
Net transfers from noncontrolling interests	37,119	8,388	261,572
Change from net income attributable to common stockholders
and transfers from noncontrolling interests	$10,696	$(18,676)	$233,579

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

During each of 2010 and 2009, we declared four quarterly dividends of $0.10 per share, which equaled an annual rate of $0.40 per share in both periods.

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

Record Date	Paid Date	Dividend Per Share	Dividend Allocable to 2010	2010 Dividend Ordinary Income %	2010 Dividend Capital Gain %	2010 Return of Capital %
12/31/09	1/15/10	$0.1000	$0.1000	0.0%	0.0%	100.0%
3/31/10	4/15/10	$0.1000	$0.1000	0.0%	0.0%	100.0%
6/30/10	7/15/10	$0.1000	$0.1000	0.0%	0.0%	100.0%
9/30/10	10/15/10	$0.1000	$0.1000	0.0%	0.0%	100.0%
12/31/10	1/14/11	$0.1000	$-	0.0%	0.0%	0.0%
	Total:		$0.4000	0.0%	0.0%	100.0%

The common stock dividend of $0.10 paid on January 14, 2011 was allocated to 2011.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

12. Earnings (Loss) Per Share

The following is a summary of the elements used in calculating basic and diluted earning (loss) per share:

	Year ended December 31,
	2010	2009	2008
Net loss attributable to common shares (in thousands)	$(26,423)	$(27,064)	$(27,993)
Weighted average common shares outstanding - basic	122,714,520	121,552,731	120,725,928
Potentially dilutive common shares: stock options (1)	-	-	-
Adjusted weighted average common shares outstanding - diluted	122,714,520	121,552,731	120,725,928

Net loss per share - basic and diluted	$(0.22)	$(0.22)	$(0.23)

(1)	For all years presented, the potentially dilutive shares were not included in the earnings (loss) per share calculation as their effect was anti-dilutive.

13. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards.  We had an aggregate of 27.6 million shares available for grants as of April 2009,  although “full value” awards (such as Deferred Stock Awards, Restricted Stock Awards and LTIP Unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less).  The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

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

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called long-term incentive plan (LTIP) units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, were valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

During 2010, 2009 and 2008, we granted LTIP units and options to purchase shares of our common stock to key employees. Our grants of LTIP units totaled approximately 1,119,000 in 2010, 302,000 in 2009 and 234,000 in 2008, and our grants of options totaled approximately 1,247,000 in 2010, 3,236,000 in 2009 and 2,483,000 in 2008.  A portion of each award was fully vested upon grant and the remainder vests in three equal tranches on the first, second and third December 31 following the grant.  During each year, we accrue for certain immediately vested equity grants which we expect to grant shortly after the end of that year as part of the annual bonuses.  Compensation expense for other LTIP units which were not immediately vested was recognized using the accelerated recognition method.  Compensation expense for other options which were not immediately vested was recognized on a straight-line basis over the requisite service period which was equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

In 2010, each of our non-employee directors received a grant of 9,967 LTIP units that vest ratably over a three-year period as part of a periodic multiyear grant.  We also granted LTIP units totaling approximately 20,000 in 2010, 30,000 in 2009 and 21,000 in 2008 in lieu of cash compensation for the non-employee directors’ services that vest ratably over the year of grant.

Total net equity compensation expense during 2010, 2009 and 2008 for equity grants was $10.1 million, $5.1 million and $4.4 million, respectively.  These amounts do not include (i) capitalized equity compensation totaling $0.7 million, $0.4 million and $0.4 million during 2010, 2009 and 2008, respectively and (ii) immediately vested equity grants issued during 2010, 2009 and 2008, totaling $3.6 million, $1.4 million and $2.2 million, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.

We calculated the fair value of the stock options granted in 2010 and 2009 using the Black-Scholes option-pricing model using the following assumptions:

	2010	2009

Dividend yield	5.7%	7.7%
Expected volatility	38.0%	24.5%
Expected life	60 months	60 months
Risk –free interest rate	2.5%	1.5%
Fair value of option on grant date	$3.17	$0.92

We calculated the fair value of the LTIP units granted using the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.  The total grant date fair value of LTIP units vested in 2010, 2009 and 2008 was $10,272, $4,110 and $3,658, respectively.  Total unrecognized compensation cost related to nonvested option and LTIP awards was $8,286 at December 31, 2010.  This expense will be recognized over a weighted-average term of 16 months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value

Outstanding at December 31, 2007	5,698	$21.00	106	$9,173

Granted	2,483	21.87
Exercised	(31)	21.56
Forfeited	(93)	21.56
Outstanding at December 31, 2008	8,057	21.26	98	$-

Granted	3,236	11.42
Outstanding at December 31, 2009	11,293	18.44	93	$9,159

Granted	1,247	15.05
Outstanding at December 31, 2010	12,540	18.10	84	$18,698

Exercisable at December 31, 2010	11,305	18.70	82	$8,713

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	149	$21.00

Granted	254	20.36
Vested	(186)	19.60
Forfeited	(17)	21.02
Outstanding at December 31, 2008	200	21.49

Granted	331	10.64
Vested	(288)	14.27
Outstanding at December 31, 2009	243	15.26

Granted	1,189	11.83
Vested	(805)	12.75
Outstanding at December 31, 2010	627	11.99

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

14. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2010 and 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate, assuming the loans are outstanding through maturity and considering the collateral.  At December 31, 2010, the aggregate fair value of our secured notes payable was estimated to be approximately $3.58 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, in comparison to the carrying value of $3.66 billion at December 31, 2010.  As of December 31, 2009, the estimated fair value of our secured loans was approximately $3.19 billion, in comparison to the carrying value of $3.26 billion at December 31, 2009.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.  See Note 10.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

15. Commitments and Contingencies

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and demographic factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  Financial instruments that subject us to credit risk consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  We have not experienced any losses to date on our deposited cash. All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
Conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2010, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At December 31, 2010, we had commitments for future capital contributions related to our investments in our Funds totaling $47.2 million.

Guarantees
In 2008, we acquired six properties, and subsequently contributed these six properties, a related $365 million term loan and the benefits and burdens of related interest rate swap agreements to a Fund.  See Note 3 for further information.  If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreement were approximately $24.0 million as of December 31, 2010.  As of December 31, 2010, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of the agreement.

Tenant Concentrations
For 2010, 2009 and 2008, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

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

The following table represents operating activity within our reportable segments:

	Year Ended December 31,
Office Segment	2010	2009	2008
Rental revenue	$502,700	$502,767	$537,377
Rental expense	(159,155)	(154,270)	(166,124)
Segment profit	343,545	348,497	371,253

Multifamily Segment
Rental revenue	68,144	68,293	70,717
Rental expense	(18,327)	(17,925)	(17,079)
Segment profit	49,817	50,368	53,638

Total segments' profit	$393,362	$398,865	$424,891

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Year Ended December 31,
	2010	2009	2008
Total segments' profit	$393,362	$398,865	$424,891
General and administrative expenses	(28,305)	(23,887)	(22,646)
Depreciation and amortization	(225,030)	(226,620)	(248,011)
Gain on disposition of interest in unconsolidated real estate fund	-	5,573	-
Other income (loss)	1,191	(12)	3,580
Loss, including depreciation, from unconsolidated real estate fund	(6,971)	(3,279)	-
Interest expense	(166,907)	(184,797)	(193,727)
Acquisition-related expenses	(296)	-	-

Net loss	(32,956)	(34,157)	(35,913)
Less: Net loss attributable to noncontrolling interests	6,533	7,093	7,920
Net loss attributable to common stockholders	$(26,423)	$(27,064)	$(27,993)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(in thousands, except shares and per share data)

17. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for 2010 and 2009:

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$145,778	$148,070	$139,209	$137,787
Net loss before noncontrolling interests	(6,439)	(4,743)	(11,305)	(10,469)
Net loss attributable to common stockholders	(5,249)	(3,896)	(8,991)	(8,287)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Weighted average shares of common stock
outstanding - basic and diluted	123,778,478	123,076,660	122,331,803	121,643,700

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Total revenue	$139,421	$140,427	$139,795	$151,417
Net loss before noncontrolling interests	(11,277)	(11,112)	(9,518)	(2,250)
Net loss attributable to common stockholders	(8,909)	(8,806)	(7,482)	(1,867)

Net loss per common share - basic and diluted	$(0.07)	$(0.07)	$(0.06)	$(0.02)
Weighted average shares of common stock
outstanding - basic and diluted	121,568,046	121,485,711	121,319,121	121,841,789

18. Subsequent Events

In January 2011, we modified and extended the maturity of our $18 million loan which was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, and bears interest at a floating rate equal to one-month LIBOR plus 185 basis points.  The loan matures on March 3, 2014.

In February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.   The loan proceeds were used to fully repay a $319.6 million term loan, which is one of the seven term loans aggregating $2.30 billion that mature on August 31, 2012.  The balance of the loan proceeds will be retained for other corporate opportunities.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

		Initial Cost		Improvements Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2010			Accumulated Depreciation at December 31, 2010
Property Name	Encumbrances at December 31, 2010	Land	Building & Improvements		Land	Building & Improvements	Total		Year Built / Renovated	Year Acquired
Office Properties
Village on Canon	$33,583	$5,933	$11,389	$48,575	$13,303	$52,594	$65,897	$8,121	1989/1995	1994
Gateway Los Angeles	34,434	2,376	15,302	46,724	5,119	59,283	64,402	9,524	1987	1994
Bundy/Olympic	24,979	4,201	11,860	29,155	6,030	39,186	45,216	7,108	1991/1998	1994
Brentwood Executive Plaza	25,235	3,255	9,654	33,678	5,921	40,666	46,587	7,580	1983/1996	1995
Studio Plaza	124,895	9,347	73,358	128,949	15,015	196,639	211,654	31,896	1988/2004	1995
Executive Tower	77,100	6,660	32,045	60,682	9,471	89,916	99,387	17,687	1989	1995
Camden Medical Arts	28,606	3,102	12,221	27,841	5,298	37,866	43,164	5,891	1972/1992	1995
Palisades Promenade	36,970	5,253	15,547	50,564	9,664	61,700	71,364	9,047	1990	1995
12400 Wilshire	61,702	5,013	34,283	73,902	8,828	104,370	113,198	16,486	1985	1996
401 Wilshire	79,741	9,989	29,187	114,113	21,787	131,502	153,289	19,565	1981/2000	1996
Landmark II	115,372	19,156	109,259	74,757	26,139	177,033	203,172	28,532	1989	1997
Verona	-	2,574	7,111	13,965	5,111	18,539	23,650	3,429	1991	1997
Second Street Plaza	26,720	4,377	15,277	35,077	7,421	47,310	54,731	8,726	1991	1997
Saltair/San Vicente	15,472	5,075	6,946	16,564	7,557	21,028	28,585	3,808	1964/1992	1997
Tower at Sherman Oaks	-	4,712	15,747	36,155	8,685	47,929	56,614	8,997	1967/1991	1997
Sherman Oaks Galleria	244,080	33,213	17,820	406,282	48,328	408,987	457,315	69,695	1981/2002	1997
Olympic Center	27,926	5,473	22,850	31,113	8,247	51,189	59,436	8,870	1985/1996	1997
Westside Towers	74,383	8,506	79,532	74,980	14,568	148,450	163,018	24,887	1985	1998
Valley Executive Tower	91,892	8,446	67,672	98,212	11,737	162,593	174,330	26,001	1984	1998
Valley Office Plaza	40,642	5,731	24,329	46,111	8,957	67,214	76,171	11,410	1966/2002	1998
MB Plaza	31,185	4,533	22,024	30,348	7,503	49,402	56,905	9,273	1971/1996	1998
Coral Plaza	20,066	4,028	15,019	18,570	5,366	32,251	37,617	5,540	1981	1998
11777 San Vicente	25,815	5,032	15,768	28,345	6,714	42,431	49,145	6,684	1974/1998	1999
Encino Terrace	76,683	12,535	59,554	92,081	15,533	148,637	164,170	25,624	1986	1999
Century Park Plaza	93,107	10,275	70,761	103,718	16,153	168,601	184,754	27,498	1972/1987	1999
One Westwood	45,577	10,350	29,784	58,989	9,194	89,929	99,123	14,033	1987/2004	1999
100 Wilshire	136,713	12,769	78,447	138,205	27,108	202,313	229,421	31,185	1968/2002	1999
Westwood Place	54,190	8,542	44,419	51,298	11,448	92,811	104,259	15,068	1987	1999
Lincoln/Wilshire	21,727	3,833	12,484	21,990	7,475	30,832	38,307	4,296	1996	2000
Encino Gateway	54,889	8,475	48,525	52,013	15,653	93,360	109,013	16,325	1974/1998	2000
Encino Plaza	33,621	5,293	23,125	45,615	6,165	67,868	74,033	11,636	1971/1992	2000
Brentwood/Saltair	-	4,468	11,615	10,993	4,775	22,301	27,076	4,326	1986	2000
Santa Monica Square	25,487	5,366	18,025	19,602	6,863	36,130	42,993	5,716	1983/2004	2001
Columbus Center	11,404	2,096	10,396	9,095	2,333	19,254	21,587	3,627	1987	2001
1901 Avenue of the Stars	148,766	18,514	131,752	107,921	26,163	232,024	258,187	35,761	1968/2001	2001
9601 Wilshire	112,144	16,597	54,774	101,789	17,658	155,502	173,160	24,669	1962/2004	2001
Warner Center Towers	374,330	43,110	292,147	386,471	59,418	662,310	721,728	110,927	1982-1993/2004	2002
Beverly Hills Medical Center	28,361	4,955	27,766	27,458	6,435	53,744	60,179	8,538	1964/2004	2004
Harbor Court	23,475	51	41,001	21,914	-	62,966	62,966	12,953	1994	2004
Bishop Place	86,922	8,317	105,651	57,171	8,833	162,306	171,139	27,856	1992	2004
The Trillium	184,500	20,688	143,263	81,644	21,989	223,606	245,595	38,582	1988	2005
Brentwood Court	6,686	2,564	8,872	503	2,563	9,376	11,939	1,728	1984	2006
Brentwood Medical Plaza	23,957	5,934	27,836	1,557	5,933	29,394	35,327	5,508	1975	2006
Brentwood San Vicente Medical	13,690	5,557	16,457	656	5,557	17,113	22,670	2,806	1957/1985	2006
San Vicente Plaza	10,722	7,055	12,035	295	7,055	12,330	19,385	2,521	1985	2006
Century Park West	22,600	3,717	29,099	444	3,667	29,593	33,260	3,655	1971	2007
Cornerstone Plaza	55,800	8,245	80,633	4,541	8,263	85,156	93,419	9,995	1986	2007
Honolulu Club	18,000	1,863	16,766	3,558	1,863	20,324	22,187	2,071	1980	2008
Bishop Square	139,131	16,273	213,793	1,287	16,273	215,080	231,353	4,665	1972/1983	2010

Multifamily Properties
Barrington Plaza	153,630	28,568	81,485	143,947	58,208	195,792	254,000	29,282	1963/1998	1998
555 Barrington	43,440	6,461	27,639	40,243	14,903	59,440	74,343	8,761	1989	1999
Pacific Plaza	46,400	10,091	16,159	73,212	27,816	71,646	99,462	9,753	1963/1998	1999
The Shores	144,610	20,809	74,191	196,802	60,555	231,247	291,802	30,896	1965-67/2002	1999
Moanalua Hillside	111,920	24,720	85,895	37,938	35,294	113,259	148,553	15,835	1968/2004	2005
Villas at Royal Kunia	82,000	42,887	71,376	14,734	35,165	93,832	128,997	15,530	1990/1995	2006
Barrington/Kiowa	7,750	5,720	10,052	566	5,720	10,618	16,338	1,538	1974	2006
Barry	7,150	6,426	8,179	486	6,426	8,665	15,091	1,426	1973	2006
Kiowa	3,100	2,605	3,263	304	2,605	3,567	6,172	576	1972	2006

Ground Lease
Owensmouth/Warner	14,720	23,848	-	-	23,848	-	23,848	-	N/A	2006

TOTAL	$3,658,000	$585,562	$2,651,419	$3,433,702	$851,679	$5,819,004	$6,670,683	$913,923

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(dollars in thousands)

		Year ended December 31,
		2010	2009	2008
Real Estate Assets
Balance, beginning of period		$6,387,060	$6,981,316	$6,264,170
Additions	- property acquisitions	230,066	-	653,842
	- improvements	53,557	44,952	63,304
Deductions	- deconsolidation	-	(639,208)	-
Balance, end of period		$6,670,683	$6,387,060	$6,981,316

Accumulated Depreciation
Balance, beginning of period		$(688,893)	$(490,125)	$(242,114)
Additions	- depreciation	(225,030)	(226,620)	(248,011)
Deductions	- deconsolidation	-	27,852	-
Balance, end of period		$(913,923)	$(688,893)	$(490,125)

Report of Independent Registered Public Accounting Firm

The Members of
Douglas Emmett Fund X, LLC

We have audited the accompanying consolidated balance sheet of Douglas Emmett Fund X, LLC (the “Fund”) as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Fund’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett Fund X, LLC at December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California February 25, 2011

Douglas Emmett Fund X, LLC
Consolidated Balance Sheets
(in thousands)

		(Unaudited)
	December 31, 2010	December 31, 2009
Assets
Investment in real estate:
Land	$64,847	$64,847
Buildings and improvements	529,301	528,849
Tenant improvements and lease intangibles	64,164	57,333
Investment in real estate, gross	658,312	651,029
Less: accumulated depreciation	(62,169)	(34,850)
Investment in real estate, net	596,143	616,179

Cash and cash equivalents	7,028	1,886
Tenant receivables, net	132	253
Deferred rent receivables, net	3,812	2,405
Acquired lease intangible assets, net of accumulated amortization of $866 and $559 as of 2010 and 2009, respectively	590	897
Investment in unconsolidated real estate fund	5,513	-
Other assets	301	326
Total assets	$613,519	$621,946

Liabilities
Secured note payable	$365,000	$365,000
Accounts payable and accrued expenses	2,862	6,527
Interest payable	1,736	1,736
Security deposits	3,220	3,315
Acquired lease intangible liabilities, net of accumulated amortization of $19,344 and $15,076 as of 2010 and 2009, respectively	7,569	11,837
Interest rate contracts	19,948	20,307
Total liabilities	400,335	408,722

Equity
Sub-REIT investors	121	121
Members' equity, including $19,948 and $20,307 accumulated other comprehensive loss as of 2010 and 2009, respectively	213,063	213,103
Total Equity	213,184	213,224
Total liabilities and equity	$613,519	$621,946

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31, 2010	(Unaudited) Year Ended December 31, 2009	(Unaudited) For the Period from October 7, 2008 (Inception) through December 31, 2008
Revenues
Rental revenues	$38,485	$43,765	$8,416
Tenant recoveries	1,731	3,405	741
Parking and other income	5,943	6,643	1,314
Total revenues	46,159	53,813	10,471

Operating Expenses
Office expense	19,593	20,316	4,028
General and administrative	209	248	199
Depreciation and amortization	27,319	29,285	5,566
Total operating expenses	47,121	49,849	9,793

Operating (loss) income	(962)	3,964	678

Other income (loss)	334	(343)	(969)
Loss, including depreciation, from unconsolidated real estate fund	(199)	-	-
Interest expense	(20,445)	(20,526)	(3,712)
Net loss	(21,272)	(16,905)	(4,003)
Less: net income attributable to Sub-REIT investors	(15)	(15)	-
Net loss attributable to Members	$(21.287)	$(16,920)	$(4,003)

See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Consolidated Statements of Equity
(in thousands)

	Sub-REIT Investors	DEIX, LLC	Other Members	Accumulated Other Comprehensive Income	Total
Balance - October 7, 2008 (inception) (unaudited)	$-	$-	$-	$-	$-
Contributions	119	62,500	62,500	-	125,119
Preferred equity	-	125,000	-	-	125,000
Offering costs	-	(1,108)	(1,108)	-	(2,216)
Net loss	-	(2,001)	(2,002)	-	(4,003)
Other comprehensive income (loss)	-	-	-	(28,010)	(28,010)
Comprehensive income (loss)	-	(2,001)	(2,002)	(28,010)	(32,013)
Balance - December 31, 2008 (unaudited)	119	184,391	59,390	(28,010)	215,890
Contributions	2	63,502	69,593	-	133,097
Distributions	(15)	-	-	-	(15)
Preferred equity redemption		(125,000)	-	-	(125,000)
Preferred equity yield		(701)	(736)	-	(1,437)
Offering costs		(27)	(82)	-	(109)
Net income (loss)	15	(8,213)	(8,707)	-	(16,905)
Other comprehensive income (loss)		-	-	7,703	7,703
Comprehensive income (loss)	15	(8,213)	(8,707)	7,703	(9,202)
Balance - December 31, 2009 (unaudited)	121	113,952	119,458	(20,307)	213,224
Contributions		12,664	13,277	-	25,941
Distributions	(15)	-	-	-	(15)
Priority distributions		(5,053)	-	-	(5,053)
Priority distribution allocation		2,586	(2,586)	-	-
Net income (loss)	15	(10,392)	(10,895)	-	(21,272)
Other comprehensive income (loss)		-	-	359	359
Comprehensive income (loss)	15	(10,392)	(10,895)	359	(20,913)
Balance - December 31, 2010	$121	$113,757	$119,254	$(19,948)	$213,184

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31, 2010	(Unaudited) Year ended December 31, 2009	(Unaudited) For the Period from October 7, 2008 (Inception) through December 31, 2008

Operating Activities:
Net loss	$(21,272)	$(16,905)	$(4,003)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:

Loss, including depreciation, from unconsolidated real estate fund	199	-	-
Depreciation and amortization	27,319	29,285	5,566
Net accretion of acquired lease intangibles	(3,961)	(7,026)	(1,931)
Change in working capital components:
Tenant receivables	121	361	(614)
Deferred rent receivable	(1,407)	(1,112)	(1,294)
Accounts payable and accrued expenses	(3,665)	1,328	6,684
Security deposits	(95)	(92)	3,407
Other assets	25	934	(1,009)
Net cash (used in) provided by operating activities	(2,736)	6,773	6,806

Investing Activities:
Capital expenditures and property acquisitions	(7,283)	(13,308)	(374,125)
Contributions to unconsolidated real estate fund	(5,712)	-	-
Net cash used in investing activities	(12,995)	(13,308)	(374,125)

Financing Activities
Proceeds from long-term borrowing	-	-	365,000
Member contributions	25,941	133,095	62,500
Distribution to Manager	-	(126,437)	(56,199)
Contributions (distributions) from (to)
Sub-REIT investors, net	(15)	(13)	119
Priority distribution paid to Manager	(5,053)	-	-
Offering costs	-	(109)	(2,216)
Net cash provided by financing activities	20,873	6,536	369,204

Increase in Cash and Equivalents	5,142	1	1,885
Cash and Cash Equivalents Beginning of Period	1,886	1,885	-
Cash and Cash Equivalents at End of Period	$7,028	$1,886	$1,885

Supplemental disclosure of non-cash investing and financing activities
Contribution of investment by DEIX, LLC, as preferred equity holder and member	$-	$-	$243,699

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20,445	$20,445	$1,807

See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

1. Organization and Description of Business

Douglas Emmett Fund X, LLC (the “Fund”) was organized on October 7, 2008 as a Delaware limited liability company. The Fund was formed for the purpose of investing in real estate, and at December 31, 2010 had a 100% interest in six office properties (the “Fund Properties”) and a 9.4% interest in one unconsolidated office property which is accounted for under the equity method.

Douglas Emmett Fund X REIT, Inc (the “Company”), a Maryland corporation, is the Fund’s wholly owned subsidiary.  The Company issued 121 shares of Non-Voting Preferred Stock (the “Sub-REIT Investors”) to qualify as a real estate investment trust for federal income tax purposes.

DEIX, LLC, a Delaware limited liability company, is the manager of the Fund (the “Manager”) and is also a member of the Fund. As of December 31, 2010, the Fund had total capital commitments of $307,250 from DEIX, LLC and the other members (collectively, the “Members”) of which $23,288 was unfunded at December 31, 2010.

The Operating Agreement of the Fund (the “Operating Agreement”) provides that the Fund may continue in existence until ten years after the completion of the Investment Period, as defined in the Operating Agreement, which may be extended under certain conditions.

Equity distributions by the Fund are allocated between the Members in accordance with the Operating Agreement. Increases or decreases in net income or net loss, respectively, are allocated between the capital accounts of the Members in accordance with the Operating Agreement in a manner consistent with cash distributions. Losses are generally allocated to the Members based on their respective ownership percentage interests.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Fund and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Fund operates in one segment comprised of real estate office properties.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Real Estate
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in the Fund’s results of operations from the respective dates of acquisition.  Beginning January 1, 2009, transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, acquired above- and below-market tenant leases and tenant relationships. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis.  The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs the Fund would have incurred to lease the property to the occupancy level of the property at the date of acquisition.  Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.  Additionally, the Fund evaluates the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally six months.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

Above-market and below-market in-place lease intangibles are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and the Fund’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease.

Expenditures for repairs and maintenance are charged to operations as incurred.  Significant improvements and costs incurred in the execution of leases are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in operations for the period.

The values allocated to land, buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated life of 40 years for buildings; 15 years for site improvements; an average term of existing leases in the building involved for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. Any unamortized amounts relating to a lease that is terminated prior to its stated expiration are written off in the period of termination.

The table below presents the expected amortization related to the acquired above and below market leases at December 31, 2010:

Year
2011	$2,763
2012	1,513
2013	972
2014	878
2015	655
Thereafter	198
Total	$6,979

Impairment of Long-Lived Assets
The Fund assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Based upon such periodic assessments, no impairment occurred during 2010.

The Fund assesses whether there has been impairment in the value of its investment in unconsolidated real estate fund periodically.  An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated real estate fund is dependent on a number of factors, including the performance of the investment and market conditions. The Fund will record an impairment charge if it determines that a decline in the value of an investment in an unconsolidated real estate fund is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2010.

An asset is classified as an asset held for disposition when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale and the Fund’s expectation that the sale will likely occur within the next 12 months.  Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, depreciation of the asset is ceased and the operating results of the asset are included in discontinued operations for all periods presented.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted deposits with a bank. Account balances often exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services rendered; the fee is fixed and determinable; and collectability is reasonably assured.  All leases are classified as operating leases.  For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases.  Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents.  Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related leases are canceled and the Fund has no continuing obligation to provide services to such former tenants.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred.  Subsequent to year-end, the Fund performs final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.  In addition, the Fund records a capital asset for leasehold improvements constructed by it that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses.  The deferred revenue is amortized as additional rental revenue over the life of the related lease.  Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

The recognition of gains on sales of real estate requires that the Fund measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property.  If the sales criteria are not met, the Fund defers gain recognition and accounts for the continued operations of the property by applying the finance, profit-sharing or leasing method.  If the sales criteria have been met, the Fund further analyzes whether profit recognition is appropriate using the full accrual method.  If the criteria to recognize profit using the full accrual method have not been met, the Fund defers the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances.

 Monitoring of Rents and Other Receivables
The Fund maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the Fund may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. The Fund takes into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2010 and 2009, the Fund had allowances for doubtful accounts and deferred rent of $1,059 and $738 (unaudited), respectively.

Interest Rate Agreements
The Fund manages the Fund’s interest rate risk associated with borrowings by obtaining interest rate swap contracts.  The interest rate swap agreements the Fund utilizes effectively modify the Fund’s exposure to interest rate risk by converting the Fund’s floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Fund does not use any other derivative instruments.

At December 31, 2010, all of the Fund’s derivatives were considered cash flow hedges. The effective portion of changes in the fair value of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in fair value of the derivative is recognized directly in earnings. The Fund assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

The Fund records all derivatives on the balance sheet at fair value.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

The Financial Accounting Standards Board (“FASB”) has established a framework for measuring fair value which uses a market based measurement, not an entity-specific measurement. The FASB established a fair value hierarchy that distinguishes between assumptions  based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs. Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs that are observable either directly or indirectly for similar assets and liabilities in active markets. Level 3 inputs are observable assumptions generated by the reporting entity.

The Fund incorporates credit valuation adjustments to appropriately reflect both own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value or the Fund’s derivative contracts for the effect on nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Fund did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2010.

Income Taxes
No provision is made to the accompanying consolidated financial statements for federal, state and local income taxes. Each member is responsible for reporting its share of the Fund’s taxable income or loss.

Recently Issued Accounting Literature

Changes to Generally Accepted Accounting Principles of the United States (GAAP) are established by the FASB in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.  The Fund considers the applicability and impact of all ASUs.  Newly issued ASUs not listed below are expected to not have any material impact on its consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In January 2010, the Fund adopted FASB guidance contained in ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This standard requires an enterprise to perform an analysis to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The adoption of ASU 2009-17 did not have a material effect on the Fund’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for new disclosures requiring the Fund to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Fund to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures.  The adoption of this ASU did not have a material effect on the Fund’s consolidated financial position and results of operations as it only addresses disclosure.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This standard amends the authoritative guidance for subsequent events that was previously issued and, among other things, exempts SEC registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this ASU did not have a material effect on the Fund’s consolidated financial position and results of operations as it only addresses disclosures.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds.  This standard indefinitely defers the effective date of the updated variable-interest entity accounting guidance contained in ASU No. 2009-17 for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. The adoption of this ASU did not have a material effect on the Fund’s consolidated financial position or results of operations.

3. Future Minimum Lease Receipts

The Fund leases space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the Fund’s consolidated statements of operations as tenant recoveries.

Future minimum base rentals on the Fund’s non-cancelable office leases at December 31, 2010 were as follows:

Year:
2011	$34,062
2012	29,513
2013	23,421
2014	19,502
2015	14,559
Thereafter	19,621
Total future minimum base rentals	$140,678

4. Secured Note Payable

As of December 31, 2010, secured note payable consisted of a term loan in the amount of $365 million secured by the Fund Properties in a cross-collateral pool. The loan matures on August 17, 2013 and bears interest at LIBOR plus 1.65%, which has been effectively fixed at 5.515% per annum based on an actual/360-day basis under interest rate swaps which mature on September 4, 2012.  The interest rate swaps notional amount was $365 million as of December 31, 2010.

5. Fair Value of Financial Instruments

The Fund’s estimates of the fair value of financial instruments at December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  The Fund calculates the fair value of its secured note payable based on a currently available market rate assuming the loan is outstanding through maturity and considering the collateral.  At December 31, 2010, the fair value of the Fund’s secured note payable was estimated to be approximately $362 million, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, in comparison to the carrying value of $365 million at December 31, 2010.

The Fund has used interest rate swaps to manage interest rate risk resulting from variable interest payments on its floating rate debt.  These financial instruments are carried on the Fund’s balance sheet at fair value based on the assumptions that market participants would use in pricing the asset or liability.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

6. Related Party Transactions

The Manager receives a priority distribution from the Fund equal to (i) 1.25% per annum of the aggregate capital drawn less (ii) any Excess Organizational Costs (as defined in the Operating Agreement). From inception through December 31, 2010, the Manager received a priority distribution of $5,053, based on an aggregate of $7,777 accrued less Excess Organizational Costs of $2,724.

The Fund and the Fund Properties have been involved in certain related party transactions with the affiliates of the Manager as follows:

An affiliate of the Manager provides property management services to the Fund Properties in exchange for fees calculated in accordance with the Operating Agreement.  During 2010, 2009 and 2008, these property management fees aggregated $1,022, $1,144 (unaudited) and $226 (unaudited), respectively, of which $88 and $272 (unaudited) were payable as of December 31, 2010 and 2009, respectively.

An affiliate of the Manager provides leasing services to the Fund Properties in exchange for commissions calculated in accordance with the Operating Agreement.  During 2010, 2009 and 2008, these commissions aggregated $847, $675 (unaudited) and $66 (unaudited), respectively, of which $0 and $193 (unaudited) were payable as of December 31, 2010 and 2009, respectively.

An affiliate of the Manger provides certain construction work in connection improvements to tenant suites and common areas related to certain tenants of the Fund Properties in exchange for payments calculated in accordance with the Operating Agreement. During 2010, 2009 and 2008, these payments aggregated $3,558, $2,491 (unaudited) and $306 (unaudited), respectively, of which $0 and $1,369 (unaudited) were payable as of December 31, 2010 and 2009, respectively.

An affiliate of the Manager provides certain construction work in connection with improvements to building and common areas in exchange for payments calculated in accordance with the Operating Agreement.  During 2010, 2009 and 2008, these payments aggregated $430, $5,997 (unaudited) and $1,293 (unaudited), respectively, of which $0 and $1,034 (unaudited) were payable as of December 31, 2010 and 2009, respectively.

During 2010, 2009 and 2008, the Fund incurred certain costs in connection with certain pass-through items aggregating $2,521, $2,499 (unaudited) and $769 (unaudited), respectively, comprised of (i) on-site property level employee costs; (ii) leasing lawyer costs; (iii) property insurance; and (iv) concierge services. As of December 31, 2010 and 2009, $197 and $467 (unaudited), respectively, were payable to affiliates of the Manager for such items.

In November 2010, the Fund received $547 from Douglas Emmett Partnership X, L.P. as reimbursement of organizational costs.  No reimbursement was received by the Fund from affiliates of the Manager for the years ended December 31, 2009 and 2008, respectively.

During 2009 and 2008, an affiliate of the Manager received reimbursements from the Fund for organizational costs aggregating $206 (unaudited) and $633 (unaudited), respectively.  No reimbursements were made by the Fund during the year ended December 31, 2010.

7. Investment in Unconsolidated Real Estate Fund

The Fund owns a 9.4% equity interest in Douglas Emmett Partnership X, L.P. (the “Partnership”), through which institutional investors provide capital commitments for acquisition of properties. As of December 31, 2010, the Fund’s investment balance was $5.5 million and it had a commitment for future capital contributions totaling $19.3 million.  The Fund accounts for its investment in the Partnership under the equity method.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements
(in thousands)

8. Commitments and Contingencies

From time to time, the Fund is party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of its business.  Excluding ordinary routine litigation incidental to its business, the Fund is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operation.

Tenant Concentrations
For 2010, no tenant exceeded 10% of the Fund’s total rental revenue and tenant reimbursements.

F-44