Form 10-Q
period 2011-05-06
Douglas Emmett Inc
filed 2011-05-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock,	124,420,383 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,227,500	5,226,269
Tenant improvements and lease intangibles	602,993	592,735
Investment in real estate, gross	6,682,172	6,670,683
Less: accumulated depreciation	(971,076)	(913,923)
Investment in real estate, net	5,711,096	5,756,760

Cash and cash equivalents	308,536	272,419
Tenant receivables, net	1,943	1,591
Deferred rent receivables, net	52,358	48,933
Interest rate contracts	52,817	52,528
Acquired lease intangible assets, net	8,377	9,356
Investment in unconsolidated real estate funds	109,625	110,920
Other assets	29,893	26,782
Total assets	$6,274,645	$6,279,289

Liabilities
Secured notes payable, including loan premium	$3,670,076	$3,668,133
Accounts payable and accrued expenses	60,561	57,793
Security deposits	32,329	31,850
Acquired lease intangible liabilities, net	103,903	110,244
Interest rate contracts	76,710	99,687
Dividends payable	12,430	12,413
Total liabilities	3,956,009	3,980,120

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 124,300,383 and 124,131,557 outstanding at March 31, 2011 and December 31, 2010, respectively	1,243	1,241
Additional paid-in capital	2,335,144	2,332,307
Accumulated other comprehensive income (loss)	(34,351)	(58,765)
Accumulated deficit	(460,501)	(447,722)
Total Douglas Emmett, Inc. stockholders' equity	1,841,535	1,827,061
Noncontrolling interests	477,101	472,108
Total equity	2,318,636	2,299,169
Total liabilities and equity	$6,274,645	$6,279,289

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months ended March 31,
	2011	2010
Revenues
Office rental
Rental revenues	$99,210	$98,747
Tenant recoveries	9,325	6,478
Parking and other income	16,860	15,551
Total office revenues	125,395	120,776

Multifamily rental
Rental revenues	16,045	15,899
Parking and other income	1,151	1,112
Total multifamily revenues	17,196	17,011

Total revenues	142,591	137,787

Operating Expenses
Office expense	40,604	36,114
Multifamily expense	4,749	4,568
General and administrative	7,486	5,850
Depreciation and amortization	57,153	55,332
Total operating expenses	109,992	101,864

Operating income	32,599	35,923

Other income	256	246
Loss including depreciation, from unconsolidated real estate funds	(1,524)	(1,504)
Interest expense	(31,676)	(45,134)
Net loss	(345)	(10,469)
Less: Net (income) loss attributable to noncontrolling interests	(4)	2,182
Net loss attributable to common stockholders	$(349)	$(8,287)

Net loss attributable to common stockholders per share – basic	$(0.00)	$(0.07)

Net loss attributable to common stockholders per share – diluted	$(0.00)	$(0.07)

Dividends declared per common share	$0.10	$0.10

Weighted average shares of common stock outstanding – basic	124,209,788	121,643,700

Weighted average shares of common stock outstanding – diluted	124,209,788	121,643,700

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months ended March 31,
	2011	2010
Operating Activities
Net loss	$(345)	$(10,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	1,524	1,504
Depreciation and amortization	57,153	55,332
Net accretion of acquired lease intangibles	(5,362)	(7,290)
Amortization of deferred loan costs	1,379	421
Amortization of loan premium	(4,797)	(1,302)
Non-cash market value adjustments on interest rate contracts	6,038	4,671
Non-cash amortization of stock-based compensation	1,803	1,560
Change in working capital components:
Tenant receivables	(352)	1,388
Deferred rent receivables	(3,425)	(2,194)
Accounts payable and accrued expenses	6,332	6,398
Security deposits	479	(392)
Other	746	(909)
Net cash provided by operating activities	61,173	48,718

Investing Activities
Capital expenditures and property acquisitions	(12,118)	(11,176)
Distributions from unconsolidated real estate funds	1,060	-
Net cash used in investing activities	(11,058)	(11,176)

Financing Activities
Proceeds from long-term borrowings	860,000	-
Deferred loan costs	(5,073)	(2)
Repayment of borrowings	(853,260)	-
Distributions to noncontrolling interests	(3,262)	(3,420)
Distributions of capital to noncontrolling interests	-	(400)
Cash dividends	(12,413)	(12,160)
Investment in taxable REIT subsidiary	10	-
Net cash used in financing activities	(13,998)	(15,982)

Increase in cash and cash equivalents	36,117	21,560
Cash and cash equivalents at beginning of period	272,419	72,740
Cash and cash equivalents at end of period	$308,536	$94,300

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(unaudited and in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2011, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  Alongside our consolidated portfolio, we also manage and own equity interests in unconsolidated Funds that, at March 31, 2011, owned seven additional office properties, for a combined 57 office properties on a total portfolio basis.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2010 Annual Report on Form 10-K and the notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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
(unaudited and in thousands, except shares and per share data)

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC), commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiary (TRS). If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three months ended March 31, 2011 and 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

3. Segment Reporting

Segment information is prepared on the same basis that we review information for operational decision-making purposes. We operate in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The products for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.  Therefore, depreciation and amortization expense is not allocated among segments.  Interest and other income, management services, general and administrative expenses, interest expense, and net derivative gains and losses are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The following table represents operating activity within our reportable segments:

	Three Months Ended March 31,
Office Segment	2011	2010
Rental revenue	$125,395	$120,776
Rental expense	(40,604)	(36,114)
Segment profit	84,791	84,662

Multifamily Segment
Rental revenue	17,196	17,011
Rental expense	(4,749)	(4,568)
Segment profit	12,447	12,443

Total segments' profit	$97,238	$97,105

    The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended March 31,
	2011	2010
Total segments' profit	$97,238	$97,105
General and administrative expense	(7,486)	(5,850)
Depreciation and amortization	(57,153)	(55,332)
Other income	256	246
Loss, including depreciation, from unconsolidated real estate funds	(1,524)	(1,504)
Interest expense	(31,676)	(45,134)
Net loss	(345)	(10,469)
Less: Net (income) loss attributable to noncontrolling interests	(4)	2,182
Net loss attributable to common stockholders	$(349)	$(8,287)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	March 31, 2011	December 31, 2010
Deferred loan costs, net of accumulated amortization of $5,707 and $4,770 at March 31, 2011 and December 31, 2010, respectively	$16,472	$12,561
Restricted cash	2,620	2,675
Prepaid expenses	3,056	3,710
Interest receivable	3,536	3,560
Other indefinite-lived intangible	1,988	1,988
Other	2,221	2,288
Total other assets	$29,893	$26,782

We incurred deferred loan cost amortization expense of $1,379 and $421 for the three months ended March 31, 2011 and 2010, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2011	December 31, 2010
Accounts payable	$32,310	$29,713
Accrued interest payable	13,513	12,789
Deferred revenue	14,738	15,291
Total accounts payable and accrued expenses	$60,561	$57,793

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	March 31, 2011	December 31, 2010
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(29,449)	(28,489)
Below-market ground leases	3,198	3,198
Accumulated amortization	(340)	(321)
Acquired lease intangible assets, net	$8,377	$9,356

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(172,418)	(166,127)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,099)	(3,049)
Acquired lease intangible liabilities, net	$103,903	$110,244

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable:

Description	Maturity Date (1)		Amount as of March 31, 2011	Amount as of December 31, 2010	Variable Rate		Effective Annual Fixed Interest Rate (2)		Swap Maturity Date (1)
Term Loans (3)	08/31/2012		$803,600	$1,655,000	LIBOR + 0.85%		N/A		--
			322,500	322,500	LIBOR + 0.85%		4.98%		08/01/11
			322,500	322,500	LIBOR + 0.85%		5.02%		08/01/12
Term Loan (4)	03/03/2014		16,140	18,000	LIBOR + 1.85%		N/A		--
Fannie Mae Loan (5)	02/01/2015		36,920	36,920	DMBS + 0.60%	(6)	5.78%		08/01/11
			75,000	75,000	DMBS + 0.76%	(6)	4.86%		08/01/11
Term Loan (7)	04/01/2015		340,000	340,000	LIBOR +1.50%		4.77%		01/02/13
Fannie Mae Loan (7)	02/01/2016		82,000	82,000	LIBOR + 0.62%		5.62%		03/01/12
Fannie Mae Loans (7)	06/01/2017		18,000	18,000	LIBOR + 0.62%		5.82%		06/01/12
Term Loan (7)	10/02/2017		400,000	400,000	LIBOR + 2.00%		4.45%		07/01/15
Term Loan (7)	04/02/2018		510,000	-	LIBOR + 2.00%		4.12%	(8)	04/01/16
Term Loan (9)	03/01/2020	(10)	350,000	-	--		4.46%		--
Fannie Mae Loans (7)	11/02/2020		388,080	388,080	LIBOR + 1.65%		3.65%		11/01/17
Aggregate loan principal			3,664,740	3,658,000
Unamortized Loan Premium (11)			5,336	10,133
Total			$3,670,076	$3,668,133

Aggregate amount of effective fixed rate loans			$2,495,000	$1,985,000			4.54%	(2)
Aggregate amount of fixed rate loans			350,000	--			4.46%
Aggregate amount of variable rate loans			819,740	1,673,000			N/A
Aggregate loan principal			3,664,740	3,658,000
Unamortized Loan Premium (11)			5,336	10,133
Total			$3,670,076	$3,668,133

(1)	As of March 31, 2011, the weighted average remaining life of our total outstanding debt was 4.6 years, and the weighted average remaining life of our interest rate swaps was 2.1 years.
(2)
Includes the effect of interest rate swaps in place as of March 31, 2011.  Based on actual/360 day basis and excludes amortization of loan fees.  At March 31, 2011, the effective rate of our debt whose interest rate was fixed going forward was 4.54% (or 4.60% on an actual/365-day basis).

(3)
Includes a group of five separate loans aggregating approximately $1.45 billion as of March 31, 2011 and seven separate loans aggregating $2.30 billion as of December 31, 2010; each loan is secured by a separate collateralized pool of properties.  Originally, the interest rates on all of these loans were effectively fixed by swaps.  As shown in the table, because of the expiration of certain of these swaps, only certain of the debt remained effectively fixed as of March 31, 2011.  Requires monthly payments of interest only, with outstanding principal due upon maturity.

(4)
This loan is held by a consolidated entity in which our operating partnership held a two-thirds interest.  During the first quarter of 2011, we refinanced this debt at a reduced principal balance of $16.14 million, a rate of LIBOR + 1.85% and a maturity date of March 3, 2014.  Prior to this refinancing, the interest rate was LIBOR + 1.25%.

(5)	Secured by one property, requiring monthly payments of interest only with outstanding principal due upon maturity. The loan has two tranches aggregating $111.92 million with different interest rates.
(6)
Fannie Mae Discount Mortgage-Backed Security (DMBS) has historically tracked 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.

(7)	Each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity
(8)
In March 2011, we entered into an interest rate swap contract, effective April 1, 2011, that effectively fixed the interest rate on this $510 million facility at 4.12% (or 4.18% on an actual/365-day basis) with a maturity of April 1, 2016.

(9)
Secured by seven properties in a collateralized pool. Bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly interest payments are interest-only for the first three years, with principal amortization thereafter based upon a 30-year amortization table.

(10)	There are two one-year extension options available, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.
(11)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at March 31, 2011, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending March 31,
2012	$-
2013	1,448,600
2014	16,140
2015	111,920
2016	422,000
Thereafter	1,666,080
Total future principal payments	$3,664,740

In January 2011, we modified and extended the maturity of an $18 million loan which was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, bears interest at a floating rate equal to one-month LIBOR plus 1.85% and matures on March 3, 2014.

In February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.   The loan proceeds were largely used to fully repay a $319.6 million term loan, which was scheduled to mature in 2012.  The balance of the loan proceeds will be retained for other corporate purposes.

In March 2011, we obtained a secured, non-recourse $510 million term loan.  This loan has a maturity date of April 2, 2018.  The loan bears interest at a floating rate equal to LIBOR plus 2.00%, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 4.12% for the period from April 1, 2011 until April 1, 2016. The loan proceeds were used in the repayment of a $531.8 million term loan, which was scheduled to mature in 2012.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

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

As of March 31, 2011, approximately 68% of our outstanding debt had interest payments designated as hedged transactions to receive-floating/pay-fixed interest rate swap agreements, and which qualified as highly effective cash flow hedges.  In March 2011, we entered into a new interest rate swap with a notional value of $510 million, which effectively fixes the floating rate of the $510 million term borrowing we completed in March 2011 at 4.12% per annum from April 1, 2011 until April 1, 2016.  This swap is included in the 68% of outstanding debt discussed above.  As of March 31, 2011, the totals of our existing swaps were as follows:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	19	$2,495,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to the initial public offering (IPO) of Douglas Emmett, Inc. in October 2006, we entered into pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as sold caps, which were intended to largely offset the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps to reduce the effect on our reported earnings.  Over time, certain swaps have reached their natural maturity and others were terminated.  Most recently, in January 2011, we terminated $388.08 million of these interest rate caps as well as $388.08 million of the offsetting sold caps.  Accordingly, as of March 31, 2011, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Pay-Fixed Swaps	9	$802,000
Receive-Fixed Swaps	9	$802,000
Purchased Caps	7	$211,920
Sold Caps	7	$211,920

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

As of March 31, 2011, the fair value of derivatives, aggregated by counterparty, in a net liability position was $41.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

Accounting for Interest Rate Contracts
Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as accounting hedges will typically be reclassified to interest expense as interest payments are made on our hedged variable-rate debt or amortized into interest expense on a straight-line basis over the original remaining contractual life for interest rate contracts that were terminated prior to their original maturity.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as interest expense.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized directly in earnings as interest expense.

For derivatives designated as cash flow hedges, we estimate an additional $65.6 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.  This estimate includes the amortization of accumulated other comprehensive income (loss) related to terminated swaps totaling $6.0 million.

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	Three months ended March 31,
	2011	2010
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$9,677	$(18,627)

Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(21,016)	$(36,925)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$22	$82

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(114)	$(33)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB). The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments as of:

	March 31, 2011	December 31, 2010
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$23,507	$14,204
Derivatives not designated as accounting hedges	29,310	38,324
Total derivative assets	$52,817	$52,528

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$52,396	$67,990
Derivatives not designated as accounting hedges	24,314	31,697
Total derivative liabilities	$76,710	$99,687

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2011.

The table below presents the derivative assets and liabilities presented in our financial statements on a gross basis without reflecting any net settlement positions with the same counterparty.  The derivatives shown below were measured at fair value as of March 31, 2011 and aggregated by the level in the fair value hierarchy within which those measurements fell:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets
Interest Rate Contracts	$-	$52,817	$-	$52,817

Liabilities
Interest Rate Contracts	$-	$76,710	$-	$76,710

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests in the partnership that are not owned by us.  Noncontrolling interests represented approximately 21% of our operating partnership at March 31, 2011.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of March 31, 2011.

The tables below represent our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011, as reported	$1,827,061	$472,108	$2,299,169
Comprehensive income (loss):
Net loss	(349)	4	(345)
Other comprehensive income (loss)	24,414	6,279	30,693
Comprehensive income (loss)	24,065	6,283	30,348
Dividends and distributions	(12,430)	(3,199)	(15,629)
Conversion of operating partnership units	2,482	(2,482)	-
Stock compensation	357	4,381	4,738
Other	-	10	10
Balance as of March 31, 2011	$1,841,535	$477,101	$2,318,636

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net loss	(8,287)	(2,182)	(10,469)
Other comprehensive income (loss)	14,593	3,704	18,297
Comprehensive income (loss)	6,306	1,522	7,828
Dividends and distributions	(12,203)	(3,772)	(15,975)
Conversion of operating partnership units	6,386	(6,386)	-
Stock compensation	2,571	2,481	5,052
Balance as of March 31, 2010	$1,796,423	$492,867	$2,289,290

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010
Net loss	$(345)	$(10,469)
Cash flow hedge adjustment	29,306	19,064
Equity interest in other comprehensive income (loss) of unconsolidated real estate funds	1,387	(767)
Comprehensive income (loss)	30,348	7,828
Less: Comprehensive (income) loss attributable to noncontrolling interests	(6,283)	(1,522)
Comprehensive income (loss) attributable to common stockholders	$24,065	$6,306

Dividends
We declared a quarterly dividend on our common stock of $0.10 per share, equal to an annualized rate of $0.40 per share, with respect to the first three months of both 2011 and 2010.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

Equity Conversions and Repurchases
During the three months ended March 31, 2011, approximately 169,000 units in our operating partnership were converted to shares of our common stock. We did not make any repurchases of shares or share equivalents during this period.

The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended March 31,
	2011	2010
Net loss attributable to common stockholders	$(349)	$(8,287)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	2,481	6,382
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$2,132	$(1,905)

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All full-time and part-time officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2010 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2011.

During the first quarter of 2011 we granted approximately 0.6 million long-term incentive units with a total fair value of $8.1 million.  During the first quarter of 2010, we granted approximately 1.6 million long-term incentive units and stock options with a total fair value of $9.2 million.   A portion of each award was fully vested upon grant and the remainder vests in three equal tranches on the first, second and third December 31 following the grant.  During each year, we accrue for certain grants of immediately vested equity which we expect to make shortly after the end of that year as part of the annual bonuses.  Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

Total net equity compensation expense during the three months ended March 31, 2011 and 2010 for equity grants was $1.8 million and $1.3 million, respectively.  These amounts do not include (i) capitalized equity compensation totaling $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively and (ii) immediately vested equity grants issued during the three months ended March 31, 2011 and 2010, totaling $2.8 million and $3.6 million, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

10. Future Minimum Lease Receipts

 We lease space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We also lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income for the three months ended March 31, 2011 and 2010 totaled $148 and $131, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2011 were as follows:

Twelve months ending March 31:
2012	$362,022
2013	327,874
2014	271,478
2015	216,256
2016	170,531
Thereafter	410,465
Total future minimum base rentals	$1,758,626

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles. Some leases are subject to termination options, generally upon payment of a termination fee. The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $539 for each of the three months ended March 31, 2011 and 2010, respectively. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.   The following is a schedule of our future minimum ground lease payments as of March 31, 2011:

Twelve months ending March 31:
2012	$733
2013	733
2014	733
2015	733
2016	733
Thereafter	51,859
Total future minimum lease payments	$55,524

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable based on a currently available market rate, assuming the loans are outstanding through maturity and considering the collateral.  At March 31, 2011, the aggregate fair value of our secured notes payable was estimated to be approximately $3.69 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, in comparison to the carrying value of $3.66 billion at March 31, 2011.  As of December 31, 2010, the estimated fair value of our secured loans was approximately $3.58 billion compared to their carrying value of $3.66 billion at December 31, 2010.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability.  See Note 8.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

13. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two unconsolidated real estate funds through which institutional investors provide capital commitments for acquisition of properties.  The table below reflects selected financial information for our unconsolidated real estate funds.  The amounts represent 100% of amounts related to the unconsolidated real estate funds, and are based upon our historical acquired book basis.  These amounts do not represent our pro-rata share for the period presented.

	Three months ended March 31,
	2011	2010
Total revenues	$14,198	$11,405
Operating income (loss)	1,029	(488)
Net loss	(4,882)	(5,597)

	March 31, 2011	December 31, 2010
Real estate	$707,052	$712,228
Other assets	25,657	26,146
Secured notes payable	420,979	421,225
Other liabilities	41,325	43,636

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

14. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance.  We believe that the ultimate outcome of these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  In addition, we have financial instruments that subject us to credit risk, which consist primarily of cash, accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents with high quality financial institutions. Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 under the increased limit that the U.S. Congress has temporarily granted until December 31, 2013.  We have not experienced any losses to date on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2011, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and therefore, we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At March 31, 2011, we had commitments for future capital contributions related to our investments in our Funds totaling $47.2 million.

Guarantees
In 2008, we contributed six properties, a related $365 million term loan and the benefits and burdens of related interest rate swap agreements to one of our unconsolidated Funds. If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreement were approximately $20.5 million as of March 31, 2011.  As of March 31, 2011, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of that agreement.

Tenant Concentrations
For the three months ended March 31, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2010 Annual Report on Form 10-K.

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

Executive Summary

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated institutional real estate funds (Funds) we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2011, we owned a consolidated portfolio of 50 Class A office properties (including ancillary retail space) with approximately 12.8 million rentable square feet and nine multifamily properties with a total of 2,868 units, as well as the fee interests in two parcels of land subject to ground leases.  Our total office portfolio, which includes our consolidated office properties and the seven Class A office properties owned by the Funds we manage and in which we invested an average of 35% of the total capital, consisted of 57 office properties with approximately 14.6 million rentable square feet.  As of March 31, 2011, our consolidated office portfolio was 89.8% leased, our total office portfolio (including properties owned by our Funds and our operating partnership) was 88.7% leased and our multifamily properties were 99.6% leased.  Our consolidated office portfolio contributed approximately 86.7% of our annualized rent during the first quarter of 2011, while our multifamily portfolio contributed the remaining 13.3%.  Our properties are concentrated in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.  During the first quarter of 2011, our Los Angeles County office and multifamily consolidated portfolio contributed approximately 85.9% of our annualized rent, and our Honolulu, Hawaii office and multifamily consolidated portfolio contributed the remaining 14.1%.

Current Year Acquisitions, Dispositions and Financings.

Acquisitions.  We did not make any acquisitions in the first quarter of 2011, although subsequent to quarter end one of our unconsolidated Funds acquired a 74,000 square foot Class “A” office building located in Beverly Hills in April 2011 for a contract price of $42 million, or $568 per square foot.

Dispositions.  We had no property dispositions during the first quarter of 2011.

Financings.  During the first quarter of 2011, we completed the following transactions:

•
In January 2011, we modified and extended the maturity of our $18 million loan that was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, bears interest at a floating rate equal to one-month LIBOR plus 185 basis points and matures on March 3, 2014.

•
In February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.  The loan proceeds were used to fully repay a $319.6 million term loan, which was scheduled to mature in 2012.  The balance of the loan proceeds will be retained for other corporate purposes.

•
In March 2011, we obtained a secured, non-recourse $510 million term loan.  This loan has a maturity date of April 2, 2018.  The loan bears interest at a floating rate equal to LIBOR plus 200 basis points, but we have entered into interest rate swap contracts that effectively fixed the annual interest rate at 4.12% for the period from April 1, 2011 until April 1, 2016. The loan proceeds were used in the repayment of a $531.8 million term loan, which was scheduled to mature in 2012.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2011 and 2010 consists of the rental operations for 49 office properties and nine multifamily properties that we owned during both comparable periods as well as one office property that we acquired during the second quarter of 2010 that we owned for less than both comparable periods.

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

Revenues

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties, and lease termination income.  Total office rental revenue increased by $0.5 million, or 0.5%, to $99.2 million for the three months ended March 31, 2011, compared to $98.7 million for the three months ended March 31, 2010.  The increase is primarily due to $3.9 million of incremental rent from the property we acquired during the second quarter of 2010 and a $1.0 million increase in straight-line rents for other properties, partially offset by a $4.4 million decrease for the remainder of our portfolio primarily due to (i) decreases in occupancy and average rental rates as well as (ii) lower accretion from below-market leases in place at the time of our IPO as these leases end.

Tenant Recoveries.  Total office tenant recoveries increased by $2.8 million, or 43.9%, to $9.3 million for the three months ended March 31, 2011, compared to $6.5 million for the three months ended March 31, 2010.  The increase is primarily due to $3.1 million of incremental revenue from the property we acquired during the second quarter of 2010, partially offset by a $0.3 million decrease in common area management (CAM) revenue due to the completion of 2009 CAM reconciliations during the first quarter of 2010, while the similar reconciliations for 2010 were not yet completed during the first quarter of 2011.

Parking and Other Income.  Total office parking and other income increased by $1.3 million, or 8.4%, to $16.9 million for the three months ended March 31, 2011, compared to $15.6 million for the three months ended March 31, 2010. The increase is primarily due to $1.5 million of incremental revenue from the property we acquired during the second quarter of 2010.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $4.5 million, or 12.4%, to $40.6 million for the three months ended March 31, 2011, compared to $36.1 million for the three months ended March 31, 2010.  The increase is primarily due to $3.4 million of incremental expense from the property we acquired during the second quarter of 2010, as well as an increase of $1.1 million for the remainder of our portfolio.  The $1.1 million increase is primarily due to an increase in utilities expense, as well as higher real estate tax expense due to an increase in ancillary property tax assessments.

General and Administrative Expenses.  General and administrative expenses increased $1.6 million, or 28.0%, to $7.5 million for the three months ended March 31, 2011, compared to $5.9 million for the three months ended March 31, 2010.  The increase is primarily due to an increase in legal accruals, as well as an increase in equity compensation due to expensing restricted equity grants awarded in the fourth quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.8 million, or 3.3%, to $57.2 million for the three months ended March 31, 2011, compared to $55.3 million for the three months ended March 31, 2010.  The increase is primarily due to $2.3 million of incremental depreciation expense from the property we acquired during the second quarter of 2010, partially offset by a decrease of $0.5 million due to certain assets in the remainder of our portfolio being fully depreciated.

Non-Operating Income and Expenses

Interest Expense.  Interest expense decreased $13.5 million, or 29.8%, to $31.7 million for the three months ended March 31, 2011, compared to $45.1 million for the three months ended March 31, 2010.  The decrease is primarily due to the expiration of various interest rate swaps during the third and fourth quarters of 2010, which resulted in $1.66 billion of our debt bearing interest at variable rates which were lower than the effectively fixed rates under the expired swaps.  Non-cash interest expense also declined because of the expiration and early termination of approximately $1.40 billion of our pre-IPO swaps during the third and fourth quarters of 2010.  Finally, as a result of the repayment of two loans totaling $851.4 million that were in place at the time of our IPO, we accelerated the write-off of the related loan premium, which resulted in a greater credit to interest expense.  These decreases were partially offset by higher interest expense due to an increase in outstanding borrowings for the first quarter of 2011, as well as the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.66 billion at March 31, 2011, excluding the loan premium representing the mark-to-market adjustment on variable rate debt in place at the time of our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages at floating rates.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages.  As of March 31, 2011, $2.5 billion, equal to 68% of our debt, was effectively fixed at an average annual rate of 4.54% (on an actual / 360-day basis) by virtue of interest rate swap and interest rate cap agreements in place at the end of the reporting period. See Item 3 of this Report for a description of the impact of variable rates on our interest expense.  See also Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

As of March 31, 2011, we have no loans that were scheduled to mature in 12 months or less.  In 2010, we announced a $3 billion financing program including refinancing all of our loans that were scheduled to mature during 2012.  As of the end of the first quarter of 2011, we have completed approximately $1.6 billion of that program, leaving approximately $1.4 billion remaining in principal scheduled to mature on August 31, 2012.  Our goal is to refinance the remaining 2012 debt maturities during 2011 by laddering our loan maturities so that they range between five and ten years by accessing life companies, domestic and foreign banks, and the residential agency market.

At March 31, 2011, our $3.66 billion of borrowings under secured loans represented 55.6% of our total market capitalization of $6.6 billion.  Total market capitalization includes our consolidated debt and the value of our common stock and the minority units in our operating partnership, each based on our common stock closing price at March 31, 2011 on the New York Stock Exchange of $18.75 per share.

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

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $12.5 million to $61.2 million for the three months ended March 31, 2011, compared to $48.7 million for the three months ended March 31, 2010.  The increase is primarily due to lower cash interest paid in the current period resulting from the lower effective interest rates on certain of our debt following the expiration of $1.66 billion of swaps during the third and fourth quarters of 2010, as well as the incremental cash flows from the property we acquired during the second quarter of 2010.  The increase was partially offset by lower cash flows from the remainder of properties in our portfolio, due to decreases in occupancy and average rental rates.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased by $0.1 million to $11.1 million for the three months ended March 31, 2011 compared to $11.2 million for the three months ended March 31, 2010.  The decrease was due to $1.1 million of distributions received from our unconsolidated real estate funds in 2011 offset by $1.0 million of higher capital expenditures, primarily due to the property we acquired during the second quarter of 2010.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used by financing activities decreased by $2.0 million to $14.0 million for the three months ended March 31, 2011 compared to $16.0 million for the three months ended March 31, 2010.  The decrease in cash outflows was primarily due to the remaining $8.6 million of loan proceeds from two new borrowings made in the current quarter totaling $860.0 million after paying down two term loans totaling $851.4 million, partially offset by $5.1 million of loan fees paid in conjunction with these two new borrowings and modifying a third loan with a principal reduction of $1.9 million.

Contractual Obligations

During the first quarter of 2011, we entered into a new seven-year $350 million term loan agreement and a new seven-year $510 million term loan agreement.  We also modified an existing $18 million loan that was scheduled to mature on March 1, 2011 by extending the maturity to March 3, 2014 at a reduced principal balance of $16.14 million.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  Other than these three loans, during the first three months of 2011 there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2010 Annual Report on Form 10-K.

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

At March 31, 2011, our Funds had obtained capital commitments of $554.6 million, of which $214.2 million remained undrawn.  This amount included commitments from us of $196.3 million, of which $47.2 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our institutional funds at March 31, 2011:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date
Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/19/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$56.0	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements.  If that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements were approximately $20.5 million as of March 31, 2011.  To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

(3)	Effective annual rate including the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees.
(4)	Assumed by one of our Funds upon acquisition of the property securing the loan. Requires monthly payments of principal and interest.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2010 Annual Report on Form 10-K.  We have not made any material changes to these policies during the periods covered by this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  In conjunction with our IPO, we entered into two series of interest rate swap and interest rate cap contracts.  The first series were designed to minimize future changes in fair value from our existing interest rate swap and interest rate cap contracts, and the second series replaced the existing interest rate contracts and qualified for cash flow hedge accounting.  We only enter into contracts with major financial institutions based on their credit rating and other factors.  For a description of our interest rate contracts, please see Note 8 to our consolidated financial statements contained in Item 1 of this Report.

At March 31, 2011, approximately $2.5 billion, or 68%, of our debt was hedged with derivative instruments.  As we obtain new loans as part of our refinancing program, we expect to fix or effectively fix the interest rate on most of our debt.  Accordingly, we expect to substantially mitigate the effects on us of changes in interest rates as we complete our financing program.

Based on debt outstanding at March 31, 2011, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $4.2 million. We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate.  The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

As of March 31, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended March 31, 2011.

Purchases.  We did not make any purchases of our share equivalents during the quarter ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	$350,000,000 Loan Agreement dated as of February 17, 2011 among Douglas Emmett 1995, LLC, and the lenders party thereto, Massachusetts Mutual Life Insurance Company.

10.2	$510,000,000 Loan Agreement dated as of March 23, 2011 among Douglas Emmett 1997, LLC and Westwood Place Investors, LLC and the lenders party thereto, Wells Fargo Bank, N.A.

10.3	Employment agreement dated January 1, 2011 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth. +

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following financial information from Douglas Emmett Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

________________________________________
Footnotes to exhibit
(1)
In accordance with SEC Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

+	Denotes management contract or compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.
Date: May 6, 2011	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: May 6, 2011	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer