Form 10-Q
period 2011-08-05
Douglas Emmett Inc
filed 2011-08-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock,	127,625,185 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,229,278	5,226,269
Tenant improvements and lease intangibles	613,691	592,735
Investment in real estate, gross	6,694,648	6,670,683
Less: accumulated depreciation	(1,028,190)	(913,923)
Investment in real estate, net	5,666,458	5,756,760

Cash and cash equivalents	332,139	272,419
Tenant receivables, net	1,290	1,591
Deferred rent receivables, net	54,229	48,933
Interest rate contracts	28,753	52,528
Acquired lease intangible assets, net	7,604	9,356
Investment in unconsolidated real estate funds	117,659	110,920
Other assets	35,229	26,782
Total assets	$6,243,361	$6,279,289

Liabilities
Secured notes payable, including loan premium	$3,669,222	$3,668,133
Accounts payable and accrued expenses	50,834	57,793
Security deposits	32,995	31,850
Acquired lease intangible liabilities, net	97,811	110,244
Interest rate contracts	74,603	99,687
Dividends payable	16,318	12,413
Total liabilities	3,941,783	3,980,120

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 125,522,893 and 124,131,557 outstanding at June 30, 2011 and December 31, 2010, respectively	1,255	1,241
Additional paid-in capital	2,358,833	2,332,307
Accumulated other comprehensive income (loss)	(46,334)	(58,765)
Accumulated deficit	(481,835)	(447,722)
Total Douglas Emmett, Inc. stockholders' equity	1,831,919	1,827,061
Noncontrolling interests	469,659	472,108
Total equity	2,301,578	2,299,169
Total liabilities and equity	$6,243,361	$6,279,289

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Office rental
Rental revenues	$98,109	$98,695	$197,319	$197,442
Tenant recoveries	12,744	7,710	22,069	14,188
Parking and other income	17,046	15,838	33,906	31,389
Total office revenues	127,899	122,243	253,294	243,019

Multifamily rental
Rental revenues	16,230	15,879	32,275	31,778
Parking and other income	1,279	1,087	2,430	2,199
Total multifamily revenues	17,509	16,966	34,705	33,977

Total revenues	145,408	139,209	287,999	276,996

Operating Expenses
Office expense	42,183	37,198	82,787	73,312
Multifamily expense	4,736	4,434	9,485	9,002
General and administrative	6,820	5,944	14,306	11,794
Depreciation and amortization	57,114	54,921	114,267	110,253
Total operating expenses	110,853	102,497	220,845	204,361

Operating income	34,555	36,712	67,154	72,635

Other income	343	151	599	397
Loss including depreciation, from unconsolidated real estate funds	(255)	(2,200)	(1,779)	(3,704)
Interest expense	(40,852)	(45,676)	(72,528)	(90,810)
Acquisition-related expenses	-	(292)	-	(292)
Net loss	(6,209)	(11,305)	(6,554)	(21,774)
Less: Net loss attributable to noncontrolling interests	1,193	2,314	1,189	4,496
Net loss attributable to common stockholders	$(5,016)	$(8,991)	$(5,365)	$(17,278)

Net loss attributable to common stockholders
per share – basic and diluted	$(0.04)	$(0.07)	$(0.04)	$(0.14)

Dividends declared per common share	$0.13	$0.10	$0.23	$0.20

Weighted average shares of common stock
outstanding – basic and diluted	124,610,351	122,331,803	124,411,176	121,989,652

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net loss	$(6,554)	$(21,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	1,779	3,704
Depreciation and amortization	114,267	110,253
Net accretion of acquired lease intangibles	(10,681)	(13,927)
Amortization of deferred loan costs	2,305	830
Amortization of loan premium	(5,651)	(2,624)
Non-cash market value adjustments on interest rate contracts	12,102	9,454
Non-cash amortization of stock-based compensation	3,754	3,498
Change in working capital components:
Tenant receivables	301	1,101
Deferred rent receivables	(5,296)	(4,408)
Accounts payable and accrued expenses	(1,763)	(4,677)
Security deposits	1,145	(447)
Other	3,390	2,612
Net cash provided by operating activities	109,098	83,595

Investing Activities
Capital expenditures and property acquisitions	(26,203)	(252,226)
Contributions to unconsolidated real estate funds	(9,211)	(5,681)
Distributions from unconsolidated real estate funds	2,835	-
Net cash used in investing activities	(32,579)	(257,907)

Financing Activities
Proceeds from long-term borrowings	860,000	-
Deferred loan costs	(6,945)	(105)
Repayment of borrowings	(853,260)	-
Net change in short-term borrowings	-	154,500
Payment of refundable loan deposit	(7,100)	-
Distributions to noncontrolling interests	(6,570)	(6,811)
Distributions of capital to noncontrolling interests	-	(400)
Cash dividends	(24,843)	(24,363)
Investment in taxable REIT subsidiary	10	-
Net proceeds from ATM common stock issuances	21,909	-
Net cash (used in) provided by financing activities	(16,799)	122,821

Increase (Decrease) in cash and cash equivalents	59,720	(51,491)
Cash and cash equivalents at beginning of period	272,419	72,740
Cash and cash equivalents at end of period	$332,139	$21,249

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(unaudited and in thousands, except shares and per share data)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2011, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  Alongside our consolidated portfolio, we also manage and own equity interests in unconsolidated Funds that, at June 30, 2011, owned eight additional office properties, for a combined 58 office properties in our total portfolio.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions, including, for example, with respect to the allocation of the purchase price of acquisitions among land, buildings, improvements, equipment and any related intangible assets and liabilities.  These estimates and assumptions are subjective and affect the reported amounts in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC), commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership.  Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiaries (TRS).  If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

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

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income applicable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method.  Since we were in a net loss position during the three and six months ended June 30, 2011 and 2010, all potentially dilutive instruments are anti-dilutive and have been excluded from our computation of weighted average dilutive shares outstanding.

Recently Issued Accounting Literature

Changes to GAAP are established by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs.  Recently issued ASUs not listed below are expected to not have any material impact on our consolidated financial position and results of operations, because either the ASU is not applicable or the impact is expected to be immaterial.

In June 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.   This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012.  We do not believe the adoption of this guidance will have a material effect on our financial position or results of operations as it only affects presentation.

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

The following table represents operating activity within our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
Office Segment	2011	2010	2011	2010
Rental revenue	$127,899	$122,243	$253,294	$243,019
Rental expense	(42,183)	(37,198)	(82,787)	(73,312)
Segment profit	85,716	85,045	170,507	169,707

Multifamily Segment
Rental revenue	17,509	16,966	34,705	33,977
Rental expense	(4,736)	(4,434)	(9,485)	(9,002)
Segment profit	12,773	12,532	25,220	24,975

Total segments' profit	$98,489	$97,577	$195,727	$194,682

The following table is a reconciliation of segment profit to net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total segments' profit	$98,489	$97,577	$195,727	$194,682
General and administrative expense	(6,820)	(5,944)	(14,306)	(11,794)
Depreciation and amortization	(57,114)	(54,921)	(114,267)	(110,253)
Other income	343	151	599	397
Loss, including depreciation, from unconsolidated real estate funds	(255)	(2,200)	(1,779)	(3,704)
Interest expense	(40,852)	(45,676)	(72,528)	(90,810)
Acquisition-related expenses	-	(292)	-	(292)
Net loss	(6,209)	(11,305)	(6,554)	(21,774)
Less: Net loss attributable to noncontrolling interests	1,193	2,314	1,189	4,496
Net loss attributable to common stockholders	$(5,016)	$(8,991)	$(5,365)	$(17,278)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

4. Other Assets

Other assets consist of the following as of:

	June 30, 2011	December 31, 2010
Deferred loan costs, net of accumulated amortization of $6,633 and $4,770 at June 30, 2011 and December 31, 2010, respectively	$16,505	$12,561
Restricted cash	2,451	2,675
Prepaid expenses	735	3,710
Interest receivable	3,517	3,560
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	7,852	-
Other	2,181	2,288
Total other assets	$35,229	$26,782

We incurred deferred loan cost amortization expense of $926 and $409 for the three months ended June 30, 2011 and 2010, respectively, and $2,305 and $830 for the six months ended June 30, 2011 and 2010, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30, 2011	December 31, 2010
Accounts payable	$21,836	$29,713
Accrued interest payable	14,700	12,789
Deferred revenue	14,298	15,291
Total accounts payable and accrued expenses	$50,834	$57,793

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases as of:

	June 30, 2011	December 31, 2010
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(30,202)	(28,489)
Below-market ground leases	3,198	3,198
Accumulated amortization	(360)	(321)
Acquired lease intangible assets, net	$7,604	$9,356

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(178,461)	(166,127)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,148)	(3,049)
Acquired lease intangible liabilities, net	$97,811	$110,244

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

7. Secured Notes Payable

The following summarizes our secured notes payable:
Description	Maturity Date (1)	Amount as of June 30, 2011	Amount as of December 31, 2010	Variable Rate		Effective Annual Fixed Interest Rate (1)		Swap Maturity Date
Term Loans (2)	8/31/2012	$803,600	$1,655,000	LIBOR + 0.85%		N/A		--
Term Loans (2)	8/31/2012	322,500	322,500	LIBOR + 0.85%		4.98%		08/01/11
Term Loans (2)	8/31/2012	322,500	322,500	LIBOR + 0.85%		5.02%		08/01/12
Term Loan (3)	3/3/2014	16,140	18,000	LIBOR + 1.85%		N/A		--
Fannie Mae Loan (4)	2/1/2015	36,920	36,920	DMBS + 0.60%	(5)	5.78%		08/01/11
Fannie Mae Loan (4)	2/1/2015	75,000	75,000	DMBS + 0.76%	(5)	4.86%		08/01/11
Term Loan (6)	4/1/2015	340,000	340,000	LIBOR +1.50%		4.77%		01/02/13
Fannie Mae Loan (6)	2/1/2016	82,000	82,000	LIBOR + 0.62%		5.62%		03/01/12
Fannie Mae Loans (6)	6/1/2017	18,000	18,000	LIBOR + 0.62%		5.82%		06/01/12
Term Loan (6)	10/2/2017	400,000	400,000	LIBOR + 2.00%		4.45%		07/01/15
Term Loan (6)	4/2/2018	510,000	-	LIBOR + 2.00%		4.12%		04/01/16
Term Loan (7)	3/1/2020 (8)	350,000	-	--		4.46%		--
Fannie Mae Loans (6)	11/2/2020	388,080	388,080	LIBOR + 1.65%		3.65%		11/01/17
Aggregate loan principal		3,664,740	3,658,000
Unamortized Loan Premium (9)		4,482	10,133
Total		$3,669,222	$3,668,133

Aggregate amount of effective fixed rate loans		$2,495,000	$1,985,000			4.54%	(1)
Aggregate amount of fixed rate loans		350,000	--			4.46%
Aggregate amount of variable rate loans		819,740	1,673,000			N/A
Aggregate loan principal		3,664,740	3,658,000
Unamortized Loan Premium (9)		4,482	10,133
Total		$3,669,222	$3,668,133

(1)
Includes the effect of interest rate contracts and excludes amortization of loan fees, all shown on an actual/360-day basis.  As of June 30, 2011, the weighted average remaining life of our consolidated outstanding debt was 4.5 years.  Of the $2.8 billion of that debt where the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.5 years, the weighted average remaining period during which interest was fixed was 3.7 years and the weighted average annual interest rate was 4.52%.

(2)
Includes a group of five separate loans aggregating approximately $1.45 billion as of June 30, 2011 and seven separate loans aggregating $2.30 billion as of December 31, 2010; each secured by a separate collateralized pool of properties.  Requires monthly payments of interest only, with outstanding principal due upon maturity. Originally, the interest rates on all of these loans were effectively fixed by interest rate swaps.  As shown in the table, only certain of the debt remained effectively fixed as of June 30, 2011 because of the expiration of certain of these swaps.  Subsequent to June 30, 2011, we closed two non-recourse, secured term loans and repaid all but one of these loans; See Note 15.

(3)
This loan is held by a consolidated entity in which our operating partnership held a two-thirds interest.  In January 2011, we refinanced this debt at a reduced principal balance of $16.14 million, a rate of LIBOR + 1.85% and a maturity date of March 3, 2014.  Prior to this refinancing, the interest rate was LIBOR + 1.25%.

(4)	Secured by one property; requires monthly payments of interest only with outstanding principal due upon maturity. The loan has two tranches aggregating $111.92 million with different interest rates.
(5)
Fannie Mae Discount Mortgage-Backed Security (DMBS) has historically tracked 90-day LIBOR, although volatility may exist between the two rates, resulting in an immaterial amount of swap ineffectiveness.

(6)	Each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.
(7)
Secured by seven properties in a collateralized pool. Bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly interest payments are interest-only for the first three years, with principal amortization thereafter based upon a 30-year amortization table.

(8)	There are two one-year extension options available, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.
(9)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

The minimum future principal payments due on our secured notes payable at June 30, 2011, excluding the non-cash loan premium amortization, were as follows:

Twelve months ending June 30,
2012	$-
2013	1,448,600
2014	16,140
2015	451,920
2016	82,000
Thereafter	1,666,080
Total future principal payments	$3,664,740

In January 2011, we modified and extended the maturity of an $18 million loan that was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, bears interest at a floating rate equal to one-month LIBOR plus 1.85% and matures on March 3, 2014.

In February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.  The loan proceeds were largely used to fully repay a $319.6 million term loan, which was scheduled to mature in 2012.  The balance of the loan proceeds were retained for other corporate purposes.

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

Subsequent to quarter end, we obtained two additional loans.  See Note 15.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage our interest rate risk associated with floating-rate borrowings by obtaining interest rate swap and interest rate cap contracts.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting.  We do not use any other derivative instruments.

As of June 30, 2011, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	19	$2,495,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to our initial public offering (IPO) in October 2006, we entered into pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as sold caps, which were intended to largely offset the future cash flows and reduce the effect on our reported earnings from any future change in fair value of our pre-IPO pay-fixed swaps and purchased caps.  Over time, certain swaps have reached their natural maturity and others have been terminated.  Most recently, in January 2011, we terminated $388.08 million of these interest rate caps as well as $388.08 million of the offsetting sold caps.  Accordingly, as of June 30, 2011, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of June 30, 2011, the fair value of derivatives, aggregated by counterparty, in a net liability position was $56.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

For derivatives designated as cash flow hedges, we estimate an additional $56.6 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) (OCI) to interest expense as an increase to interest expense.  This estimate includes the amortization of accumulated OCI related to terminated swaps totaling $1.5 million.

The following table represents the effect of derivative instruments on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(38,839)	$(21,321)	$(29,162)	$(39,948)

Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(23,925)	$(36,835)	$(44,941)	$(73,760)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$23	$80	$45	$162

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(74)	$(91)	$(188)	$(124)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the Financial Accounting Standards Board (FASB).  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The following table represents the fair values of derivative instruments as of:

	June 30, 2011	December 31, 2010
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$7,965	$14,204
Derivatives not designated as accounting hedges	20,788	38,324
Total derivative assets	$28,753	$52,528

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$57,206	$67,990
Derivatives not designated as accounting hedges	17,397	31,697
Total derivative liabilities	$74,603	$99,687

The FASB fair value framework includes a hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs.  Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are observable either directly or indirectly for similar assets and liabilities in active markets.  Level 3 inputs are unobservable assumptions generated by the reporting entity.

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2011.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of June 30, 2011 without reflecting any net settlement positions with the same counterparty:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Interest Rate Contracts	$-	$28,753	$-	$28,753

Liabilities
Interest Rate Contracts	$-	$74,603	$-	$74,603

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 20% of our operating partnership at June 30, 2011.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of June 30, 2011.

The tables below represent our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011, as reported	$1,827,061	$472,108	$2,299,169
Comprehensive income (loss):
Net loss	(5,365)	(1,189)	(6,554)
Other comprehensive income (loss)	12,431	3,348	15,779
Comprehensive income (loss)	7,066	2,159	9,225
Dividends and distributions	(28,748)	(6,406)	(35,154)
Conversion of operating partnership units	4,328	(4,328)	-
Stock compensation	713	6,116	6,829
Sale of common stock, net of offering costs	21,499	-	21,499
Other	-	10	10
Balance as of June 30, 2011	$1,831,919	$469,659	$2,301,578

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net loss	(17,278)	(4,496)	(21,774)
Other comprehensive income (loss)	27,336	6,476	33,812
Comprehensive income (loss)	10,058	1,980	12,038
Dividends and distributions	(24,466)	(7,115)	(31,581)
Conversion of operating partnership units	15,290	(15,290)	-
Stock compensation	3,268	3,386	6,654
Balance as of June 30, 2010	$1,797,513	$481,983	$2,279,496

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

The table below represents our consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(6,209)	$(11,305)	$(6,554)	$(21,774)
Cash flow hedge adjustment	(14,914)	15,515	15,779	33,812
Comprehensive income (loss)	(21,123)	4,210	9,225	12,038
Less: Comprehensive (income) loss attributable to noncontrolling interests	4,124	(458)	(2,159)	(1,980)
Comprehensive income (loss) attributable to common stockholders	$(16,999)	$3,752	$7,066	$10,058

Equity Sales, Conversions and Repurchases
During the six months ended June 30, 2011, approximately 293,000 units in our operating partnership were converted to shares of our common stock and we sold approximately 1.1 million shares of our common stock in open market transactions under our “at the market” (ATM) stock offering program for net proceeds of approximately $21.9 million .  See Note 15 with respect to additional sales following June 30, 2011.  We did not make any repurchases of shares or share equivalents during the six months ended June 30, 2011.  The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(5,016)	$(8,991)	$(5,365)	$(17,278)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital
for redemption of operating partnership units	1,844	8,898	4,325	15,280
Change from net income attributable to common
stockholders and transfers from noncontrolling interests	$(3,172)	$(93)	$(1,040)	$(1,998)

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

Total net equity compensation expense for equity grants was $2.0 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $3.8 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.  These amounts do not include (i) capitalized equity compensation totaling $0.2 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively and (ii) $2.8 million and $3.6 million in immediately vested equity grants issued during the six months ended June 30, 2011 and 2010, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.  During each year, we accrue for certain grants of immediately vested equity which we expect to make shortly after the end of that year as part of the annual bonuses.  Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

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

We also lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income for the three months ended June 30, 2011 and 2010 totaled $106 and $115, respectively, and $254 and $246 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at June 30, 2011 were as follows:

Twelve months ending June 30:
2012	$364,530
2013	328,412
2014	266,270
2015	213,725
2016	169,458
Thereafter	396,241
Total future minimum base rentals	$1,738,636

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties.  We expensed ground lease payments of $543 for both the three months ended June 30, 2011 and 2010, and $1,082 for both the six months ended June 30, 2011 and 2010.  We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule of our future minimum ground lease payments as of June 30, 2011:

Twelve months ending June 30:
2012	$733
2013	733
2014	733
2015	733
2016	733
Thereafter	51,675
Total future minimum lease payments	$55,340

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at June 30, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  At June 30, 2011, the aggregate fair value of our secured notes payable was estimated to be approximately $3.62 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, in comparison to the carrying value of $3.66 billion at June 30, 2011.  As of December 31, 2010, the estimated fair value of our secured loans was approximately $3.58 billion compared to their carrying value of $3.66 billion at December 31, 2010.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability.  See Note 8.

13. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provide capital commitments for acquisition of properties.  The table below reflects selected financial information for our Funds.  The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$15,395	$11,304	$29,593	$22,709
Operating income (loss)	2,590	(557)	3,619	(1,045)
Net loss	(3,432)	(5,698)	(8,314)	(11,295)

	June 30, 2011	December 31, 2010
Real estate	$745,637	$712,228
Other assets	26,844	26,146
Secured notes payable	420,747	421,225
Other liabilities	37,759	43,636

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  In addition, we have financial instruments that subject us to credit risk, which consist primarily of accounts receivable, deferred rents receivable and interest rate contracts.  We maintain our cash and cash equivalents with high quality financial institutions.  Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250.  We have not experienced any losses to date on our deposited cash.  All of our deposits are maintained at banks with investment grade ratings as evaluated by the predominant rating agencies.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2011, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At June 30, 2011, we had commitments for future capital contributions related to our investments in our Funds totaling $38.0 million.

Guarantees
In 2008, we contributed six properties, a related $365 million term loan and the benefits and burdens of related interest rate swap agreements to one of our Funds.  If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreement were approximately $16.9 million as of June 30, 2011.  As of June 30, 2011, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of that agreement.

Tenant Concentrations
For the six months ended June 30, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited and in thousands, except shares and per share data)

15. Subsequent Events

In July 2011, we closed two secured, non-recourse loans totaling $885 million.  The first loan, for $355 million, bears interest at a fixed rate of 4.14% through the maturity date of August 5, 2018.  Monthly payments are interest-only for the first four and one-half years, with principal amortization thereafter based upon a 30-year amortization table.  The second loan, for $530 million, bears interest at a floating rate equal to LIBOR plus 1.70% through the maturity date of August 1, 2018, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 3.74% for the period from August 1, 2011 until August 1, 2016.  The loan requires monthly interest-only payments.  The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.

In July 2011, we sold approximately 1.9 million shares under our ATM common stock offering program for net proceeds of approximately $38.2 million.

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

Executive Summary

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2011, we owned a consolidated portfolio of 50 Class A office properties (including ancillary retail space) with approximately 12.9 million rentable square feet and nine multifamily properties with a total of 2,868 units, as well as the fee interests in two parcels of land subject to ground leases.  Our total office portfolio, which includes our consolidated office properties and the eight Class A office properties owned by the Funds we manage and in which we invested an average of 35% of the total capital, consisted of 58 office properties with approximately 14.7 million rentable square feet.  As of June 30, 2011, our consolidated office portfolio was 89.9% leased and 87.7% occupied, our total office portfolio (including properties owned by our Funds and our operating partnership) was 88.8% leased and 86.7% occupied, and our multifamily properties were 99.4% leased and 98.2% occupied.  Our consolidated office portfolio contributed approximately 86.6% of our annualized rent during the first six months of 2011, while our multifamily portfolio contributed the remaining 13.4%.  Our properties are located in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.  During the first six months of 2011, our Los Angeles County office and multifamily consolidated portfolio contributed approximately 85.8% of our annualized rent, and our Honolulu, Hawaii office and multifamily consolidated portfolio contributed the remaining 14.2%.

Current Year Acquisitions, Dispositions and Financings.

Acquisitions.  During the first six months of 2011, there were no property acquisitions in our consolidated portfolio.  However, in April 2011, our total portfolio that we manage increased by one property when one of our unconsolidated Funds acquired a Class “A” office building located on Rodeo Drive in Beverly Hills for a contract price of $42 million.

Dispositions.  We had no property dispositions during the first six months of 2011.

Financings.  During the first six months of 2011, we completed the following transactions:

•
In January 2011, we modified and extended the maturity of our $18 million loan that was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.14 million, bears interest at a floating rate equal to one-month LIBOR plus 185 basis points and matures on March 3, 2014.

•
In February 2011, we obtained a secured, non-recourse $350 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018.  The loan proceeds were primarily used to repay a term loan that was scheduled to mature in 2012.

•
In March 2011, we obtained a secured, non-recourse $510 million term loan.  This loan has a maturity date of April 2, 2018, with an annual interest rate effectively fixed at 4.12% until April 1, 2016.  The loan proceeds were used in the repayment of a term loan which was scheduled to mature in 2012.

In July 2011, after the end of our second quarter, we closed two additional secured, non-recourse term loans totaling $885 million.  The first loan, for $355 million, bears interest at a fixed rate of 4.14% through its maturity date of August 5, 2018.  The second loan, for $530 million, matures August 1, 2018, and has an annual interest rate effectively fixed at 3.74% until August 1, 2016.  The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.  See Notes 7 and 15 to our consolidated financial statements in Item 1 of this Report.

Rental rate trends.

Office Rental Rates.  Our office rental revenue in recent periods has been primarily affected by changes in occupancy, while net changes in our effective rental rates have had a positive, although small, impact.  Almost all of our office leases contain annual rent escalations of base rent of between 3% and 5%.  Because these annual rent escalations affect a much larger portion of our office portfolio (approximately 75-80% in any year), their positive impact on office rental revenue has outweighed the negative impact of declining market rents in recent quarters for that portion of our office portfolio covered by new leases executed during the quarter (averaging approximately 11%-14% per year).  During the second quarter of 2011, the average straight line rent under new and renewal leases we signed was 7.2% lower than the average straight line rent under the expiring leases for the same space.  Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it provides a fairer picture of the overall economic circumstances in our markets than ending cash rents, which reflects the annual escalations in the lease.  Going forward, we expect to see continued increases in expiring cash rents as set forth in the following table:

	Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Expiring square feet (1)	371,858	421,735	404,206	429,506
Expiring rent per square foot (2)	$31.47	$35.80	$34.02	$36.06

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties as well as eight properties totaling 1.8 million square feet owned by our Funds and a 78,000 square foot property owned by a joint venture in which we own a 66.7% interest.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to June 30, 2011.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to June 30, 2011 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to June 30, 2011) or future defaults.  All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot at expiration.  The amount reflects total cash base rent before abatements.  For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.  Expiring rent per square foot on a quarterly basis is impacted by a number of variables, including variations in the submarkets or buildings involved.

Although the difference in the average straight-line rents for our new office leases will depend on changes in market rents and other terms, we expect that the effect on our office rental revenues will continue to be outweighed by the impact of annual rent escalations over these periods.

The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Twelve Months Ended December 31,				Six Months Ended
	2007	2008	2009	2010	June 30, 2011
Average rental rate (1)	$43.37	$41.90	$35.11	$32.33	$30.40
Annualized lease transaction costs (2)	$3.62	$3.23	$3.33	$3.68	$3.79

(1)
Represents the weighted average straight-line annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot within our total office portfolio.  For our Burbank and Honolulu office properties, annualized base rent is converted from triple net to gross by adding expense reimbursements to base rent.

(2)
Represents the weighted average leasing commissions and tenant improvement allowances under all office leases within our total office portfolio that were entered into during the applicable period, divided by the number of years of the lease.

Multi family Rental Rates.  With respect to our residential properties, our average rent on leases to new tenants during the second quarter of 2011 was 6.5% higher than the rent for the same unit at the time it became vacant.  The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Twelve Months Ended December 31,				Six Months Ended
	2007	2008	2009	2010	June 30, 2011
Rental rate	$23,837	$23,427	$22,776	$22,497	$24,719

Historical Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2011 and 2010 consists of the rental operations for 49 office properties and nine multifamily properties that we owned during both comparable periods as well as one office property that we owned for less than both comparable periods, as we acquired the property at the end of the second quarter of 2010.

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

Revenues

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $0.6 million, or 0.6%, to $98.1 million for the three months ended June 30, 2011, compared to $98.7 million for the three months ended June 30, 2010.  The decrease is primarily due to $4.3 million lower revenue from the 49 office properties we owned during both comparable periods, partially offset by $3.7 million of incremental rent from the property we acquired at the end of the second quarter of 2010.  The decrease for our comparable properties was primarily due to (i) decreases in occupancy and average rental rates and (ii) lower accretion from below-market leases in place at the time of our IPO as the result of the ongoing expiration of these leases.

Tenant Recoveries.  Total office tenant recoveries increased by $5.0 million, or 65.3%, to $12.7 million for the three months ended June 30, 2011, compared to $7.7 million for the three months ended June 30, 2010.  The increase is primarily due to $3.2 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, as well as an increase of $1.9 million for the remainder of our portfolio primarily due to the completion of a higher volume of  common area maintenance reconciliations.

Parking and Other Income.  Total office parking and other income increased by $1.2 million, or 7.6%, to $17.0 million for the three months ended June 30, 2011, compared to $15.8 million for the three months ended June 30, 2010.  The increase is primarily due to $1.5 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, partly offset by the effects of lower occupancy at the rest of our consolidated portfolio.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $5.0 million, or 13.4%, to $42.2 million for the three months ended June 30, 2011, compared to $37.2 million for the three months ended June 30, 2010.  The increase is primarily due to $3.6 million of incremental expense from the property we acquired at the end of the second quarter of 2010, as well as an increase of $1.4 million for the remainder of our portfolio.  The $1.4 million increase is primarily due to increases in utilities expense, scheduled services, and ancillary property tax assessments.

General and Administrative Expenses.  General and administrative expenses increased $0.9 million, or 14.7%, to $6.8 million for the three months ended June 30, 2011, compared to $5.9 million for the three months ended June 30, 2010.  The increase is primarily due to an increase in equity compensation due to expensing restricted equity grants awarded in the fourth quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.2 million, or 4.0%, to $57.1 million for the three months ended June 30, 2011, compared to $54.9 million for the three months ended June 30, 2010.  The increase is primarily due to $2.3 million of incremental depreciation expense from the property we acquired at the end of the second quarter of 2010.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds.  The loss, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the loss, including depreciation, from our Funds decreased $1.9 million, or 88.4%, to $0.3 million for the three months ended June 30, 2011, compared to $2.2 million for the three months ended June 30, 2010, which was primarily due to better operating results for the Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense.  Interest expense decreased $4.8 million, or 10.6%, to $40.9 million for the three months ended June 30, 2011, compared to $45.7 million for the three months ended June 30, 2010.  The decrease is primarily due to the expiration of various interest rate swaps during the third and fourth quarters of 2010, which resulted in $1.66 billion of our debt bearing interest at variable rates that were lower than the effectively fixed rates under the expired swaps.  Non-cash interest expense also declined because of the expiration and early termination of approximately $1.40 billion of our pre-IPO swaps during the third and fourth quarters of 2010.   These decreases were partially offset by higher interest expense due to an increase in outstanding borrowings during the second quarter of 2011, as well as the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010 (this amortization will be completed as of the beginning of August 2011).  We expect that our interest expense in future quarters will increase as our new term loans increase the portion of our debt that is effectively fixed.  See Notes 7 and 15 to our consolidated financial statements in Item 1 of this Report.

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

Revenues

Office Rental Revenue.  Total office rental revenue decreased by $0.1 million, or 0.1%, to $197.3 million for the six months ended June 30, 2011, compared to $197.4 million for the six months ended June 30, 2010.  The decrease is primarily due to $7.6 million lower revenue from the 49 office properties we owned during both comparable periods, partially offset by $7.5 million of incremental rent from the property we acquired at the end of the second quarter of 2010.  The decrease for our comparable properties was primarily due to (i) decreases in occupancy and average rental rates, and (ii) lower accretion from below-market leases in place at the time of our IPO as the result of the ongoing expiration of these leases.

Tenant Recoveries.  Total office tenant recoveries increased by $7.9 million, or 55.5%, to $22.1 million for the six months ended June 30, 2011, compared to $14.2 million for the six months ended June 30, 2010.  The increase is primarily due to $6.3 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, as well as an increase of $1.6 million for the remainder of our portfolio primarily due to the completion of a higher volume of common area maintenance reconciliations.

Parking and Other Income.  Total office parking and other income increased by $2.5 million, or 8.0%, to $33.9 million for the six months ended June 30, 2011, compared to $31.4 million for the six months ended June 30, 2010.  The increase is primarily due to $3.1 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, partly offset by the effects of lower occupancy at the rest of our consolidated portfolio.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $9.5 million, or 12.9%, to $82.8 million for the six months ended June 30, 2011, compared to $73.3 million for the six months ended June 30, 2010.  The increase is primarily due to $7.0 million of incremental expense from the property we acquired at the end of the second quarter of 2010, as well as an increase of $2.5 million for the remainder of our portfolio.  The $2.5 million increase is primarily due to increases in utilities expense, scheduled services and ancillary property tax assessments.

General and Administrative Expenses.  General and administrative expenses increased $2.5 million, or 21.3%, to $14.3 million for the six months ended June 30, 2011, compared to $11.8 million for the six months ended June 30, 2010.  The increase is primarily due to an increase in equity compensation due to expensing restricted equity grants awarded in the fourth quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $4.0 million, or 3.6%, to $114.3 million for the six months ended June 30, 2011, compared to $110.3 million for the six months ended June 30, 2010.  The increase is primarily due to $4.6 million of incremental depreciation expense from the property we acquired at the end of the second quarter of 2010, partially offset by a decrease of $0.6 million due to certain assets in the remainder of our portfolio being fully depreciated.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds.  The loss, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the loss, including depreciation, from our Funds decreased by $1.9 million or 52.0%, to $1.8 million for the six months ended June 30, 2011, compared to $3.7 million for the six months ended June 30, 2010, which was primarily due to better operating results for the Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense.  Interest expense decreased $18.3 million, or 20.1%, to $72.5 million for the six months ended June 30, 2011, compared to $90.8 million for the six months ended June 30, 2010.  The decrease is primarily due to the expiration of various interest rate swaps during the third and fourth quarters of 2010, which resulted in $1.66 billion of our debt bearing interest at variable rates that were lower than the effectively fixed rates under the expired swaps.  Non-cash interest expense also declined because of the expiration and early termination of approximately $1.40 billion of our pre-IPO swaps during the third and fourth quarters of 2010.  These decreases were partially offset by higher interest expense due to an increase in outstanding borrowings during the six months ended June 30, 2011 compared to the same period of the prior year, as well as the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.66 billion at June 30, 2011, excluding the loan premium representing the mark-to-market adjustment on variable rate debt in place at the time of our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to those with floating interest rates.  As of June 30, 2011, approximately $2.8 billion, or 78% of our debt, had an annual interest rate that was effectively fixed at an average of 4.52% (on an actual / 360-day basis).  See Item 3 of this Report for a description of the impact of variable rates on our interest expense.

As of June 30, 2011, we had no loans that were scheduled to mature in 12 months or less.  Since September 2010, we closed six term loan transactions totaling over $2.5 billion at a weighted average fixed interest rate of 4.07%, completing our term loan financing program announced last year.  This includes the two loans we closed in July 2011 totaling $885 million.  Following the expiration of certain of our interest rate swaps on August 1, 2011, approximately $3.3 billion, equal to 91% of our debt, had an annual interest rate that was effectively fixed at an average of 4.28%.  See Note 15 to our consolidated financial statements in Item 1 of this Report.

We currently intend to repay the last $522 million of our 2012 debt maturities from our cash on hand and a new secured, revolving floating rate credit line which we intend to put in place over the next few quarters.  We also currently expect to terminate, prior to the end of 2011, a $322.5 million interest rate swap scheduled to expire on August 1, 2012, the impact of which will depend on the interest rate market at that time, but which would be approximately $10 million under current market conditions.  However, the decisions on whether to obtain a new credit line and to terminate the $322.5 million swap are still being evaluated and will depend on future events.

Based on the interest rates in effect on August 1, 2011, our annualized interest cost as of that date was approximately $147 million.  This annualized rate includes the interest on our remaining $522 million of loans that mature before the end of 2012, although we expect to repay and/or refinance those loans within twelve months.  For other information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

At June 30, 2011, our $3.66 billion of borrowings under secured loans represented 54% of our total market capitalization of $6.8 billion.  Total market capitalization includes our consolidated debt and the value of our common stock and the minority units in our operating partnership, each based on our common stock closing price at June 30, 2011 on the New York Stock Exchange of $19.89 per share.

In 2010, we filed a prospectus with the Securities and Exchange Commission covering an “at the market” sales program for up to $250 million of our common stock.  During the quarter ended June 30, 2011, we sold an aggregate of 1.1 million shares of our common stock under this program, in exchange for aggregate gross proceeds of approximately $22.3 million.  After commissions of $335 thousand and other expenses, the net proceeds from sales during the quarter totaled $21.9 million.  We expect to use the net proceeds for general corporate purposes, which as noted above could include repaying some of our outstanding debt.  As of June 30, 2011, up to an additional $227.7 million in our common stock could be sold under this program during the next two years.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  At June 30, 2011, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness.  We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements.  The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term.  We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $25.5 million to $109.1 million for the six months ended June 30, 2011, compared to $83.6 million for the six months ended June 30, 2010.  The increase is primarily due to lower cash interest paid in the current period resulting from the lower effective interest rates on certain of our debt following the expiration of $1.66 billion of swaps during the third and fourth quarters of 2010, partially offset by higher cash interest paid for new borrowings.  Additionally, we had incremental cash flows from the property we acquired at the end of the second quarter of 2010.  The increase was partially offset by lower cash flows from the remainder of properties in our portfolio, primarily due to decreases in occupancy.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities decreased by $225.3 million to $32.6 million for the six months ended June 30, 2011 compared to $257.9 million for the six months ended June 30, 2010.  The decrease is primarily due to the property acquisition that occurred at the end of the second quarter of 2010 and related increase in capital expenditures for the new property in the current year.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities totaled $16.8 million for the six months ended June 30, 2011, compared to net cash provided by financing activities totaling $122.8 million for the six months ended June 30, 2010.  During the six months ended June 30, 2011, our cash used in financing activities reflects the repayment of approximately $853.2 million in borrowings as part of our term loan financing program, as well as $6.9 million in fees on the replacement loans and a refundable $7.1 million cash deposit paid to a lender during the current reporting period related to a loan that closed subsequent to quarter end.  See Note 15 to our consolidated financial statements in Item 1 of this Report.  These uses of cash were offset by the cash sources of approximately $860.0 million in replacement loans and net proceeds of $21.9 million from the issuance of shares of our common stock under our ATM program.  During the six months ended June 30, 2010, our financing cash sources reflect net short-term borrowings of $154.5 million related to the property acquisition that occurred at the end of the second quarter of 2010.

Contractual Obligations

During the first quarter of 2011, we entered into a new seven-year $350 million term loan agreement and a new seven-year $510 million term loan agreement.  We also modified an existing $18 million loan that was scheduled to mature on March 1, 2011 by extending the maturity to March 3, 2014 at a reduced principal balance of $16.14 million.  As of June 30, 2011, our outstanding $3.7 billion of debt included $2.85 billion of effectively fixed rate debt that bore interest at a weighted average rate of 4.52%, as well as $819.7 million of floating rate debt at a weighted average rate of 1.06% using the floating rates in effect at June 30, 2011.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  Other than these three loans, during the first six months of 2011 there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2010 Annual Report on Form 10-K.  However, subsequent to the end of this reporting period, we obtained two new term loans and used the proceeds to repay certain term loans that were scheduled to mature in 2012.  Including the effect of these financings, as of August 1, 2011, our weighted average interest rate was 4.28% on the $3.3 billion of our total debt balance of $3.6 billion that bears interest at fixed rates.  The remaining $327.5 million of debt bears interest at floating rates.  See Note 15 to our consolidated financial statements in Item 1 of this Report.

Off-Balance Sheet Arrangements

We have established and manage Funds through which institutional investors provide capital commitments for acquisition of properties.  The capital we invest in our Funds is invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Fund, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed our costs.

At June 30, 2011, our Funds had obtained capital commitments of $554.7 million, of which $171.3 million remained undrawn.  This amount included commitments from us of $196.4 million, of which $38.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our Funds at June 30, 2011:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/19/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$55.7	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements.  If that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements were approximately $16.9 million as of June 30, 2011.  To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

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

Tax Developments.

The following information supplements and updates, and should be read in conjunction with, our prior disclosure concerning certain tax considerations, including the disclosure in our most recent Annual Report on Form 10-K and in our Registration Statements Nos. 333-147483, 333-148268 and 333-167431 (collectively, our “Prior Disclosure”):

•
As we previously disclosed in our Registration Statement 333-167431, withholding taxes may be imposed on certain types of payments made to “foreign financial institutions” and certain other non-United States entities.  Specifically, a 30% withholding tax will be imposed on dividends and interest on, and gross proceeds from the sale or other disposition of, capital stock or debt securities paid to a foreign financial institution or to a foreign non-financial entity, unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution, it must enter into an agreement with the United States Treasury requiring, among other things, that it undertake to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to certain other account holders.  Although, these rules currently apply to applicable payments made after December 31, 2012 (other than payments made on debt securities outstanding on March 18, 2012), in guidance issued in July 2011, the IRS has indicated that Treasury Regulations will be issued providing that the withholding provisions described above will apply to payments of dividends on our common stock or interest on our debt securities (excluding those debt securities outstanding on March 18, 2012) made on or after January 1, 2014 and to payments of gross proceeds from a sale or other disposition of such stock or debt securities on or after January 1, 2015. Prospective investors should consult their tax advisors regarding these withholding provisions, including this new IRS guidance.

•
DEI X Partnership REIT, LP filed an election to be taxed as a corporation and as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its initial taxable year ending December 31, 2010.  As noted in our Prior Disclosure, a failure of this entity to qualify as a REIT could have an adverse effect on our ability to qualify as a REIT.

This summary is for general information only and does not constitute tax advice.

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

At June 30, 2011, approximately $2.8 billion, or 78%, of our debt had an annual interest rate that was either fixed or was hedged with derivative instruments.  Based on debt outstanding at June 30, 2011, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $4.2 million. We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate.  The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our debt.

By using derivative instruments to hedge exposure to changes in interest rates, we expose ourselves to credit risk and the potential inability of our counterparties to perform under the terms of the agreements.  We attempt to minimize this credit risk by contracting with high-quality financial counterparties.

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

As of June 30, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended June 30, 2011.

Purchases.  We did not make any purchases of our share equivalents during the quarter ended June 30, 2011.

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

101
The following financial information from Douglas Emmett Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

DOUGLAS EMMETT, INC.
Date: August 5, 2011	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: August 5, 2011	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer