Form 10-Q
period 2011-09-30
Douglas Emmett Inc
filed 2011-11-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock,	127,816,384 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,230,898	5,226,269
Tenant improvements and lease intangibles	625,705	592,735
Investment in real estate, gross	6,708,282	6,670,683
Less: accumulated depreciation	(1,074,062)	(913,923)
Investment in real estate, net	5,634,220	5,756,760

Cash and cash equivalents	349,607	272,419
Tenant receivables, net	1,558	1,591
Deferred rent receivables, net	55,889	48,933
Interest rate contracts	14,270	52,528
Acquired lease intangible assets, net	6,958	9,356
Investment in unconsolidated real estate funds	117,625	110,920
Other assets	36,553	26,782
Total assets	$6,216,680	$6,279,289

Liabilities
Secured notes payable, including loan premium	$3,624,497	$3,668,133
Accounts payable and accrued expenses	60,328	57,793
Security deposits	33,664	31,850
Acquired lease intangible liabilities, net	92,109	110,244
Interest rate contracts	123,096	99,687
Dividends payable	16,616	12,413
Total liabilities	3,950,310	3,980,120

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 127,816,178 and 124,131,557 outstanding at September 30, 2011 and December 31, 2010, respectively	1,278	1,241
Additional paid-in capital	2,403,054	2,332,307
Accumulated other comprehensive income (loss)	(93,907)	(58,765)
Accumulated deficit	(495,054)	(447,722)
Total Douglas Emmett, Inc. stockholders' equity	1,815,371	1,827,061
Noncontrolling interests	450,999	472,108
Total equity	2,266,370	2,299,169
Total liabilities and equity	$6,216,680	$6,279,289

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Office rental
Rental revenues	$97,740	$101,509	$295,059	$298,951
Tenant recoveries	11,601	12,087	33,670	26,275
Parking and other income	17,100	17,485	51,006	48,874
Total office revenues	126,441	131,081	379,735	374,100

Multifamily rental
Rental revenues	16,372	15,824	48,647	47,602
Parking and other income	1,246	1,165	3,676	3,364
Total multifamily revenues	17,618	16,989	52,323	50,966

Total revenues	144,059	148,070	432,058	425,066

Operating Expenses
Office expense	44,294	43,441	127,081	116,753
Multifamily expense	4,832	4,596	14,317	13,598
General and administrative	6,954	7,101	21,260	18,895
Depreciation and amortization	45,872	57,621	160,139	167,874
Total operating expenses	101,952	112,759	322,797	317,120

Operating income	42,107	35,311	109,261	107,946

Other income	299	257	898	654
Loss including depreciation, from unconsolidated real estate funds	(285)	(1,810)	(2,064)	(5,514)
Interest expense	(37,717)	(38,498)	(110,245)	(129,308)
Acquisition-related expenses	-	(3)	-	(295)
Net income (loss)	4,404	(4,743)	(2,150)	(26,517)
Less: Net (income) loss attributable to noncontrolling interests	(1,007)	847	182	5,343
Net income (loss) attributable to common stockholders	$3,397	$(3,896)	$(1,968)	$(21,174)

Net income (loss) attributable to common stockholders
per share – basic and diluted	$0.03	$(0.03)	$(0.02)	$(0.17)

Dividends declared per common share	$0.13	$0.10	$0.36	$0.30

Weighted average shares of common stock
outstanding – basic	127,462,277	123,076,660	125,439,386	122,355,970

Weighted average shares of common stock
outstanding – diluted	161,186,227	123,076,660	125,439,386	122,355,970

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(2,150)	$(26,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	2,064	5,514
Depreciation and amortization	160,139	167,874
Net accretion of acquired lease intangibles	(15,737)	(20,431)
Amortization of deferred loan costs	3,555	1,336
Amortization of loan premium	(8,732)	(3,965)
Non-cash market value adjustments on interest rate contracts	14,662	12,565
Non-cash amortization of stock-based compensation	5,708	4,258
Change in working capital components:
Tenant receivables	33	436
Deferred rent receivables	(6,956)	(6,542)
Accounts payable and accrued expenses	8,100	(2,977)
Security deposits	1,814	(466)
Other	75	5,850
Net cash provided by operating activities	162,575	136,935

Investing Activities
Capital expenditures and property acquisitions	(39,950)	(267,413)
Contributions to unconsolidated real estate funds	(9,211)	(8,731)
Distributions from unconsolidated real estate funds	4,026	-
Net cash used in investing activities	(45,135)	(276,144)

Financing Activities
Proceeds from long-term borrowings	1,745,000	400,000
Payment of deferred loan costs	(13,187)	(4,683)
Repayment of borrowings	(1,779,904)	-
Distributions to noncontrolling interests	(10,964)	(10,141)
Distributions of capital to noncontrolling interests	-	(400)
Cash dividends	(41,161)	(36,626)
Investment in taxable REIT subsidiary	10	-
Net proceeds from ATM common stock issuances	59,954	-
Net cash (used in) provided by financing activities	(40,252)	348,150

Increase in cash and cash equivalents	77,188	208,941
Cash and cash equivalents at beginning of period	272,419	72,740
Cash and cash equivalents at end of period	$349,607	$281,681

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT).  The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.  Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our unconsolidated real estate funds (Funds), we own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2011, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases.  Alongside our consolidated portfolio, we also manage and own equity interests in unconsolidated Funds that, at September 30, 2011, owned eight additional office properties, for a combined 58 office properties in our total portfolio.  All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.  Certain prior period amounts have been reclassified to conform with current period presentation.

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
(unaudited)

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Earnings Per Share (EPS)
Basic EPS is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated by dividing the net income attributable to common stockholders and holders of equity in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method.  Since we reported a net loss for the nine months ended September 30, 2011, and the three and nine months ended September 30, 2010, all potentially dilutive instruments for those periods are anti-dilutive, and have been excluded from our computation of weighted average dilutive shares outstanding for the respective periods.  A unit in our operating partnership is economically equivalent to a share of our common stock, because they share equally in the total net income or loss distributions of our operating partnership.  Because the operating partnership units are neither dilutive nor anti-dilutive, we have excluded their effect from the calculation of our diluted EPS for the periods in which we reported a net loss, as reflected in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011	2010
Numerator (in thousands):
Net income (loss) attributable to common stockholders	$3,397		$(3,896)	$(1,968)	$(21,174)
Add back: Net income (loss) attributable to noncontrolling interests in our Operating Partnership	881	(1)	-	-	-
Numerator for diluted net income (loss) attributable to all equity holders	$4,278		$(3,896)	$(1,968)	$(21,174)

Denominator:
Weighted average shares of common stock outstanding - basic	127,462,277		123,076,660	125,439,386	122,355,970
Effect of dilutive securities:
Operating partnership units	31,709,104	(1)	-	-	-
Stock options	1,398,024		- (2)	- (2)	- (2)
Unvested long term incentive plan (LTIP) units	616,822		- (2)	- (2)	- (2)
Weighted average shares of common stock and common stock equivalents outstanding - diluted	161,186,227		123,076,660	125,439,386	122,355,970

Basic earnings per share:
Net income (loss) attributable to common stockholders per share	$0.03		$(0.03)	$(0.02)	$(0.17)

Diluted earnings per share:
Net income (loss) attributable to common stockholders per share	$0.03		$(0.03)	$(0.02)	$(0.17)

(1)	The impact to both the numerator and denominator associated with our operating partnership units are included in the computation of diluted earnings per share only for the periods in which we reported net income.
(2)	Excluded due to anti-dilutive effect

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (IRC), commencing with our initial taxable year ending December 31, 2006.  To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the IRC relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership.  Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiaries (TRS).  If we fail to qualify as a REIT in any taxable year, and were unable to avail ourselves of certain savings provisions set forth in the IRC, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside.  Our non-TRS subsidiaries, including our operating partnership, are either partnerships or disregarded entities for federal income tax purposes.  Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders.  Accordingly, no income tax provision is included in the accompanying consolidated financial statements.

Recently Issued Accounting Literature
Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.   This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012.  We do not believe the adoption of this guidance will have a material effect on our financial position or results of operations, as it only affects presentation.

We do not expect any other recently issued ASUs to have any material impact on our consolidated financial position or results of operations, either because the ASU is not applicable or because we expect its impact to be immaterial.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)
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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Office Segment	2011	2010	2011	2010
Rental revenue	$126,441	$131,081	$379,735	$374,100
Rental expense	(44,294)	(43,441)	(127,081)	(116,753)
Segment profit	82,147	87,640	252,654	257,347

Multifamily Segment
Rental revenue	17,618	16,989	52,323	50,966
Rental expense	(4,832)	(4,596)	(14,317)	(13,598)
Segment profit	12,786	12,393	38,006	37,368

Total segments' profit	$94,933	$100,033	$290,660	$294,715

The following table is a reconciliation of segment profit to net loss attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total segments' profit	$94,933	$100,033	$290,660	$294,715
General and administrative expense	(6,954)	(7,101)	(21,260)	(18,895)
Depreciation and amortization	(45,872)	(57,621)	(160,139)	(167,874)
Other income	299	257	898	654
Loss, including depreciation, from unconsolidated real estate funds	(285)	(1,810)	(2,064)	(5,514)
Interest expense	(37,717)	(38,498)	(110,245)	(129,308)
Acquisition-related expenses	-	(3)	-	(295)
Net income (loss)	4,404	(4,743)	(2,150)	(26,517)
Less: Net (income) loss attributable to noncontrolling interests	(1,007)	847	182	5,343
Net income (loss) attributable to common stockholders	$3,397	$(3,896)	$(1,968)	$(21,174)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Other Assets

Other assets consist of the following (in thousands) as of:

	September 30, 2011	December 31, 2010
Deferred loan costs, net of accumulated amortization of $7,883 and $4,770 at September 30, 2011 and December 31, 2010, respectively	$22,202	$12,561
Restricted cash	2,442	2,675
Prepaid expenses	6,056	3,710
Interest receivable	1,611	3,560
Other indefinite-lived intangible	1,988	1,988
Other	2,254	2,288
Total other assets	$36,553	$26,782

We incurred deferred loan cost amortization expense of $1.3 million and $506 thousand for the three months ended September 30, 2011 and 2010, respectively, and $3.6 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands) as of:

	September 30, 2011	December 31, 2010
Accounts payable	$32,185	$29,713
Accrued interest payable	12,860	12,789
Deferred revenue	15,283	15,291
Total accounts payable and accrued expenses	$60,328	$57,793

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	September 30, 2011	December 31, 2010
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(30,829)	(28,489)
Below-market ground leases	3,198	3,198
Accumulated amortization	(379)	(321)
Acquired lease intangible assets, net	$6,958	$9,356

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(184,113)	(166,127)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,198)	(3,049)
Acquired lease intangible liabilities, net	$92,109	$110,244

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

7. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description	Maturity Date (1)		Outstanding Principal Balance as of September 30, 2011	Outstanding Principal Balance as of December 31, 2010	Variable Interest Rate	Effective Annual Fixed Interest Rate (1)	Swap Maturity Date (1)
Term Loans (2)	08/31/12		$322,500	$322,500	LIBOR + 0.85%	5.02%	08/01/12
Term Loans (2)	08/31/12		199,456	1,977,500	LIBOR + 0.85%	N/A	--
Term Loan (3)	03/03/14		16,140	18,000	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	02/01/15		36,920	36,920	DMBS + 0.60%	N/A	--
Fannie Mae Loan (4)	02/01/15		75,000	75,000	DMBS + 0.76%	N/A	--
Term Loan (5)	04/01/15		340,000	340,000	LIBOR + 1.50%	4.77%	01/02/13
Fannie Mae Loan (5)	02/01/16		82,000	82,000	LIBOR + 0.62%	5.62%	03/01/12
Fannie Mae Loans (5)	06/01/17		18,000	18,000	LIBOR + 0.62%	5.82%	06/01/12
Term Loan (5)	10/02/17		400,000	400,000	LIBOR + 2.00%	4.45%	07/01/15
Term Loan (5)	04/02/18		510,000	-	LIBOR + 2.00%	4.12%	04/01/16
Term Loan (5)	08/01/18		530,000	-	LIBOR + 1.70%	3.74%	08/01/16
Term Loan (6)	08/05/18		355,000	-	--	4.14%	--
Term Loan (7)	03/01/20	(8)	350,000	-	--	4.46%	--
Fannie Mae Loans (5)	11/02/20		388,080	388,080	LIBOR + 1.65%	3.65%	11/01/17
Aggregate loan principal			3,623,096	3,658,000
Unamortized Loan Premium (9)			1,401	10,133
Total			$3,624,497	$3,668,133

Aggregate amount of effective fixed rate loans			$2,590,580	$1,985,000		4.28%
Aggregate amount of fixed rate loans			705,000	-		4.30%
Aggregate amount of variable rate loans			327,516	1,673,000		N/A
Aggregate loan principal			3,623,096	3,658,000
Unamortized Loan Premium (9)			1,401	10,133
Total			$3,624,497	$3,668,133

(1)
Includes the effect of interest rate contracts and excludes amortization of loan fees, all shown on an actual/360-day basis.  As of September 30, 2011, the weighted average remaining life of our consolidated outstanding debt was 5.7 years.  Of the $3.30 billion of that debt where the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 6.1 years, the weighted average remaining period during which interest was fixed was 4.5 years and the weighted average annual interest rate was 4.28%.  Including the non-cash amortization of interest rate contracts, loan premium and prepaid financing, the effective weighted average interest rate was 4.43%.

(2)
Includes one loan aggregating approximately $522 million as of September 30, 2011 and a group of seven separate loans aggregating $2.30 billion as of December 31, 2010; each secured by a separate collateralized pool of properties.  Requires monthly payments of interest only, with outstanding principal due upon maturity. Originally, the interest rates on all of these loans were effectively fixed by interest rate swaps.  As shown in the table, only certain of the debt remained effectively fixed as of September 30, 2011 because of the expiration of certain of these swaps.

(3)
This loan is held by a consolidated entity in which our operating partnership held a two-thirds interest.  In January 2011, we refinanced this debt at a reduced principal balance of $16.1 million, a rate of LIBOR + 1.85% and a maturity date of March 3, 2014.  Prior to this refinancing, the interest rate was LIBOR + 1.25%.

(4)	Secured by one property; requires monthly payments of interest only with outstanding principal due upon maturity. The loan has two tranches aggregating $111.9 million with different interest rates.
(5)	Each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.
(6)
Secured by eight properties in a collateralized pool. Bears interest at a fixed interest rate of 4.14% on an actual/360-day basis.  Monthly payments are interest-only for the first four and one-half years, with principal amortization thereafter based upon a 30-year amortization table.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due on our secured notes payable at September 30, 2011, excluding the non-cash loan premium amortization, were as follows (in thousands):

Twelve months ending September 30:
2012	$521,956
2013	-
2014	16,140
2015	451,920
2016	82,000
Thereafter	2,551,080
Total future principal payments	$3,623,096

In January 2011, we modified and extended the maturity of an $18.0 million loan that was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.1 million, bears interest at a floating rate equal to one-month LIBOR plus 1.85% and matures on March 3, 2014.

In February 2011, we obtained a secured, non-recourse $350.0 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter.  Monthly loan payments are interest-only for the first three years with principal amortization thereafter based upon a 30-year amortization schedule.  The loan proceeds were largely used to fully repay a $319.6 million term loan, which was scheduled to mature in 2012.  The balance of the loan proceeds were retained for other corporate purposes.

In March 2011, we obtained a secured, non-recourse $510.0 million term loan.  This loan has a maturity date of April 2, 2018.  The loan bears interest at a floating rate equal to LIBOR plus 2.00%, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 4.12% for the period from April 1, 2011 until April 1, 2016. The loan proceeds were used in the repayment of a $531.8 million term loan, which was scheduled to mature in 2012.

In July 2011, we closed two secured, non-recourse loans.  The first loan, for $355.0 million, bears interest at a fixed rate of 4.14% through the maturity date of August 5, 2018.  Monthly payments are interest-only for the first four and one-half years, with principal amortization thereafter based upon a 30-year amortization table.  The second loan, for $530.0 million, bears interest at a floating rate equal to LIBOR plus 1.70% through the maturity date of August 1, 2018, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 3.74% for the period from August 1, 2011 until August 1, 2016.  The loan requires monthly interest-only payments.  The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage our interest rate risk associated with floating-rate borrowings by obtaining interest rate swap and interest rate cap contracts.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount.  In limited instances, we use interest rate caps to limit our exposure to interest rate increases on an underlying floating-rate debt instrument.  During 2011, we entered into two new interest rate swaps to fix the floating rate payments on two new borrowings of $510.0 million and $530.0 million, while certain swaps with a combined notional of $434.4 million reached their natural maturity in August 2011.  We entered into interest rate caps designated as cash flow hedges to replace the $111.9 million of the $434.4 million of interest rate swaps that reached their natural maturity in August 2011.  We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting.  We do not use any other derivative instruments.

As of September 30, 2011, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	14	$2,590,580
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative.  Prior to our initial public offering (IPO) in October 2006, we had entered into pay-fixed swaps at swap rates ranging between 4.04% and 5.00%, as well as purchased caps to manage our exposure to interest rate movements and other identified risks.  At the time of our IPO, we entered into offsetting receive-fixed swaps at swap rates ranging between 4.96% and 5.00%, as well as sold caps, which were intended to largely offset the future cash flows and reduce the effect on our reported earnings from any future change in fair value of our pre-IPO pay-fixed swaps and purchased caps.  Over time, certain swaps have reached their natural maturity and others have been terminated.  Most recently, $397.5 million of our pay-fixed swaps and $397.5 million of the offsetting receive-fixed swaps, as well as $111.9 million of our purchased caps and $111.9 million of our offsetting sold caps, reached their natural maturity in August 2011.  In January 2011, we terminated $388.1 million of our interest rate caps as well as $388.1 million of the offsetting sold caps.  Accordingly, as of September 30, 2011, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk ($ in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Pay-Fixed Swaps	4	$404,500
Receive-Fixed Swaps	4	$404,500
Purchased Caps	4	$100,000
Sold Caps	4	$100,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on any of our indebtedness, including any default where repayment of the indebtedness has not been accelerated by the lender.  We have agreements with certain of our derivative counterparties that contain a provision under which, if we fail to maintain a minimum cash and cash equivalents balance of $1.0 million, then the derivative counterparty would have the right to terminate the derivative.  There have been no events of default on any of our derivatives.

As of September 30, 2011, the fair value of derivatives, aggregated by counterparty, in a net liability position was $117.2 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Accounting for Interest Rate Contracts
Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss), which is a component of equity outside of earnings.  The changes in fair value recorded in accumulated other comprehensive income (loss) include amounts related to our consolidated swaps, as well as the swaps held by unconsolidated funds in which we hold an equity investment.  Amounts reported in accumulated other comprehensive income (loss) related to derivatives designated as accounting hedges will typically be reclassified to interest expense as interest payments are made on our hedged variable-rate debt or amortized into interest expense on a straight-line basis over the original remaining contractual life for interest rate contracts that were terminated prior to their original maturity.  The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as interest expense.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For derivatives not designated as hedges, changes in fair value are recognized directly in earnings as interest expense.

For derivatives designated as cash flow hedges, we estimate an additional $56.0 million will be reclassified within the next 12 months from accumulated other comprehensive income (loss) (OCI) to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives in Designated Cash Flow Hedging Relationships:
Amount of loss recognized in OCI on derivatives (effective portion)	$(78,406)	$(23,250)	$(107,568)	$(63,198)

Amount of loss reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	(19,429)	(29,080)	(64,370)	(102,840)

Amount of gain on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	5	23	50	185

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest expense"	(65)	(14)	(253)	(138)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The following table represents the fair values of derivative instruments (in thousands) as of:

	September 30, 2011	December 31, 2010
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$60	$14,204
Derivatives not designated as accounting hedges	14,210	38,324
Total derivative assets	$14,270	$52,528

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$111,237	$67,990
Derivatives not designated as accounting hedges	11,859	31,697
Total derivative liabilities	$123,096	$99,687

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

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2011.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of September 30, 2011 without reflecting any net settlement positions with the same counterparty (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Interest Rate Contracts	$-	$14,270	$-	$14,270

Liabilities
Interest Rate Contracts	$-	$123,096	$-	$123,096

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 20% of our operating partnership at September 30, 2011.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of September 30, 2011.

The tables below represent our condensed consolidated statements of equity (in thousands):

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011, as reported	$1,827,061	$472,108	$2,299,169
Comprehensive income (loss):
Net income (loss)	(1,968)	(182)	(2,150)
Other comprehensive income (loss)	(35,143)	(8,055)	(43,198)
Comprehensive income (loss)	(37,111)	(8,237)	(45,348)
Dividends and distributions	(45,364)	(10,680)	(56,044)
Conversion of operating partnership units	10,054	(10,054)	-
Stock compensation	1,070	7,852	8,922
Sale of common stock, net of offering costs	59,661	-	59,661
Other	-	10	10
Balance as of September 30, 2011	$1,815,371	$450,999	$2,266,370

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2010, as reported	$1,793,363	$499,022	$2,292,385
Comprehensive income (loss):
Net income (loss)	(21,174)	(5,343)	(26,517)
Other comprehensive income (loss)	32,773	6,869	39,642
Comprehensive income (loss)	11,599	1,526	13,125
Dividends and distributions	(36,816)	(10,398)	(47,214)
Conversion of operating partnership units	27,910	(27,910)	-
Stock compensation	3,966	4,246	8,212
Balance as of September 30, 2010	$1,800,022	$466,486	$2,266,508

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below represents our consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$4,404	$(4,743)	$(2,150)	$(26,517)
Cash flow hedge adjustment	(58,977)	5,830	(43,198)	39,642
Comprehensive income (loss)	(54,573)	1,087	(45,348)	13,125
Less: Comprehensive (income) loss attributable to noncontrolling interests	10,396	454	8,237	(1,526)
Comprehensive income (loss) attributable to common stockholders	$(44,177)	$1,541	$(37,111)	$11,599

Equity Sales, Conversions and Repurchases
During the nine months ended September 30, 2011, approximately 685 thousand units in our operating partnership were converted to shares of our common stock and we sold 3.0 million shares of our common stock in open market transactions under our “at the market” (ATM) stock offering program for net proceeds of approximately $60.0 million.  We did not make any repurchases of shares or share equivalents during the nine months ended September 30, 2011.  The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$3,397	$(3,896)	$(1,968)	$(21,174)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	5,722	12,611	10,047	27,891
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$9,119	$8,715	$8,079	$6,717

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

Total net equity compensation expense for equity grants was $1.9 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $5.7 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.  These amounts do not include (i) capitalized equity compensation totaling $8 thousand and $19 thousand for the three months ended September 30, 2011 and 2010, respectively, and $410 thousand and $335 thousand for the nine months ended September 30, 2011 and 2010, respectively and (ii) $2.8 million and $3.6 million in immediately vested equity grants issued during the nine months ended September 30, 2011 and 2010, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.  During each year, we accrue the estimated amount of bonuses that are expected be settled with immediately vested equity shortly after the end of that year as part of the annual bonuses.  Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

10. Future Minimum Lease Receipts

We lease space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We also lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income for the three months ended September 30, 2011 and 2010 totaled $155 thousand and $160 thousand, respectively, and $409 thousand and $406 thousand for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2011 were as follows (in thousands):

Twelve months ending September 30:
2012	$363,884
2013	324,507
2014	263,500
2015	211,683
2016	168,124
Thereafter	372,316
Total future minimum base rentals	$1,704,014

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties.  We expensed ground lease payments of $547 thousand for both the three months ended September 30, 2011 and 2010, and $1,629 thousand for both the nine months ended September 30, 2011 and 2010.  We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule of our future minimum ground lease payments as of September 30, 2011 (in thousands):

Twelve months ending September 30:
2012	$733
2013	733
2014	733
2015	733
2016	733
Thereafter	51,492
Total future minimum lease payments	$55,157

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2011 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  At September 30, 2011, the aggregate fair value of our secured notes payable was estimated to be approximately $3.66 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, in comparison to the carrying value of $3.62 billion at September 30, 2011.  As of December 31, 2010, the estimated fair value of our secured loans was approximately $3.58 billion compared to their carrying value of $3.66 billion at December 31, 2010.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability.  See Note 8.

13. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provide capital commitments for acquisition of properties.  The table below reflects selected financial information for our Funds.  The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$14,273	$11,747	$43,866	$34,456
Operating income (loss)	3,410	300	7,029	(745)
Net loss	(2,602)	(4,893)	(10,916)	(16,188)

	September 30, 2011	December 31, 2010
Real estate	$741,132	$712,228
Other assets	29,010	26,146
Secured notes payable	420,512	421,225
Other liabilities	36,162	43,636

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  In addition, we have financial instruments that subject us to credit risk, which consist primarily of accounts receivable, deferred rents receivable and interest rate contracts.  We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings.  Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand, while non interest bearing accounts (where we have the bulk of our funds) do not currently have a limit on insurance.  We have not experienced any losses to date on our deposited cash.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2011, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At September 30, 2011, we had commitments for future capital contributions related to our investments in our Funds totaling $38.0 million.

Guarantees
In 2008, we contributed six properties, a related $365.0 million term loan and the benefits and burdens of related interest rate swap agreements to one of our Funds.  If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreement were approximately $13.3 million as of September 30, 2011.  As of September 30, 2011, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of that agreement.

Tenant Concentrations
For the nine months ended September 30, 2011 and 2010, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2010 Annual Report on Form 10-K.

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

Executive Summary

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated institutional real estate funds (Funds), we own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2011, we owned a consolidated portfolio of 50 Class A office properties (including ancillary retail space) with approximately 12.9 million rentable square feet and nine multifamily properties with a total of 2,868 units, as well as the fee interests in two parcels of land subject to ground leases.  Our total office portfolio consisted of 58 office properties with approximately 14.7 million rentable square feet, which includes our consolidated office properties and the eight Class A office properties owned by the Funds we manage, and in which we invested an average of 35% of the total capital.  As of September 30, 2011, our consolidated office portfolio was 90.3% leased and 88.2% occupied, our total office portfolio (including properties owned by our Funds and our operating partnership) was 89.2% leased and 87.1% occupied, and our multifamily properties were 99.6% leased and 97.9% occupied.  At September 30, 2011, the annualized rent of our consolidated portfolio reflected approximately 86.4% from our office properties and the remaining 13.6% from our multifamily properties.  Our properties are located in nine premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.  At September 30, 2011, the annualized rent of our consolidated portfolio reflected approximately 85.9% from our Los Angeles County office and multifamily properties and the remaining 14.1% from our Honolulu, Hawaii office and multifamily properties.

Current Year Acquisitions, Dispositions and Financings.

Acquisitions.  During the first nine months of 2011, there were no property acquisitions in our consolidated portfolio.  However, in April 2011, our total portfolio that we manage increased by one property when one of our unconsolidated Funds acquired a Class A office building located on Rodeo Drive in Beverly Hills for a contract price of $42.0 million.

Dispositions.  We had no property dispositions during the first nine months of 2011.

Financings.  During the first nine months of 2011, we completed the following transactions:

•
In January 2011, we modified and extended the maturity of our $18.0 million loan that was scheduled to mature on March 1, 2011.  The modified loan has an outstanding balance of $16.1 million, bears interest at a floating rate equal to one-month LIBOR plus 185 basis points and matures on March 3, 2014.

•
In February 2011, we obtained a secured, non-recourse $350.0 million term loan.  This loan has a maturity date of March 1, 2020, including two one-year extension options.  The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018.  The loan proceeds were primarily used to repay a term loan that was scheduled to mature in 2012.

•
In March 2011, we obtained a secured, non-recourse $510.0 million term loan.  This loan has a maturity date of April 2, 2018, with an annual interest rate effectively fixed at 4.12% until April 1, 2016.  The loan proceeds were used in the repayment of a term loan which was scheduled to mature in 2012.

•
In July 2011, we obtained two additional secured, non-recourse term loans totaling $885.0 million.  The first loan, for $355.0 million, bears interest at a fixed rate of 4.14% through its maturity date of August 5, 2018.  The second loan, for $530.0 million, matures August 1, 2018, and has an annual interest rate effectively fixed at 3.74% until August 1, 2016.  The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.

See Note 7 to our consolidated financial statements in Item 1 of this Report.

Rental rate trends.

Office Rental Rates.  Our office rental revenue in recent periods has been primarily affected by changes in occupancy, while net changes in our effective rental rates have had a positive, although small, revenue impact.  Virtually all of our office leases contain annual rent escalations of base rent ranging between 3% and 5%.  The positive impact these annual rent escalations had on office rental revenue has outweighed the negative impact of declining market rents in recent quarters for  new leases executed during the quarter. During the third quarter of 2011, the average straight line rent under new and renewal leases we signed was 5.7% lower than the average straight line rent under the expiring leases for the same space.  Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it provides a fairer picture of the overall economic circumstances in our markets than ending cash rents, which reflects the annual escalations in the lease.  Going forward, subject to quarterly fluctuations, we expect to see continued increases in expiring cash rents as set forth in the following table:

	Three Months Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Expiring square feet (1)	480,050	349,685	364,247	381,650
Expiring rent per square foot (2)	$34.59	$33.42	$35.96	$39.71

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties as well as eight properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a joint venture in which we own a 66.7% interest.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to September 30, 2011.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to September 30, 2011 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to September 30, 2011) or defaults occurring after September 30, 2011.  All month-to-month tenants are included in the expiring leases in the first quarter listed.

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

The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Twelve Months Ended December 31,				Nine Months Ended
	2007	2008	2009	2010	September 30, 2011
Average rental rate (1)	$43.37	$41.90	$35.11	$32.33	$30.49
Annualized lease transaction costs (2)	$3.62	$3.23	$3.33	$3.68	$3.81

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

Multifamily Rental Rates.  With respect to our residential properties, our average rent on leases to new tenants during the third quarter of 2011 was 7.5% higher than the rent for the same unit at the time it became vacant.  The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Twelve Months Ended December 31,				Nine Months Ended
	2007	2008	2009	2010	September 30, 2011
Rental rate	$23,837	$23,427	$22,776	$22,497	$24,728

Historical Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2011 and 2010 consists of the rental operations for 50 office properties and nine multifamily properties that we owned during both comparable periods.

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

Revenues

Office Rental Revenue.  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $3.8 million, or 3.7%, to $97.7 million for the three months ended September 30, 2011, compared to $101.5 million for the three months ended September 30, 2010.  The decrease is primarily due to (i) decreases in occupancy and average rental rates and (ii) lower accretion from below-market leases in place at the time of our IPO as the result of the ongoing expiration of these leases.

Tenant Recoveries.  Total office tenant recoveries decreased by $486 thousand, or 4.0%, to $11.6 million for the three months ended September 30, 2011, compared to $12.1 million for the three months ended September 30, 2010.  The decrease is primarily because the 2010 third quarter included income representing the annual tenant recovery true-up recorded upon completion of the 2009 common area maintenance reconciliation, whereas the 2010 common area maintenance reconciliation was completed during the second quarter of 2011.

Total Multifamily Revenue.  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $629 thousand, or 3.7%, to $17.6 million for the three months ended September 30, 2011, compared to $17.0 million for the three months ended September 30, 2010.  The increase is primarily due to rental rate increases, as well as increases in parking income and tenant reimbursements.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $853 thousand, or 2.0%, to $44.3 million for the three months ended September 30, 2011, compared to $43.4 million for the three months ended September 30, 2010.  The increase is primarily due to increases in utility expenses and ancillary property tax assessments.

Depreciation and Amortization.  Depreciation and amortization expense decreased $11.7 million, or 20.4%, to $45.9 million for the three months ended September 30, 2011, compared to $57.6 million for the three months ended September 30, 2010.  The decrease is primarily because certain tenant-related assets, which were acquired at the time of our initial public offering in October of 2006, were fully depreciated by the end of June 2011.  Therefore, the third quarter of 2011 did not include any comparable depreciation expense.

Non-Operating Income and Expenses

Loss, Including Depreciation, from Unconsolidated Real Estate Funds.  The loss, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the loss, including depreciation, from our Funds decreased $1.5 million, or 84.3%, to $285 thousand for the three months ended September 30, 2011, compared to $1.8 million for the three months ended September 30, 2010, which was primarily due to better operating results for our Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense.  Interest expense decreased $781 thousand, or 2.0%, to $37.7 million for the three months ended September 30, 2011, compared to $38.5 million for the three months ended September 30, 2010.  The decrease is primarily due to lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps.  These decreases were partially offset by increased interest expense related to higher outstanding debt and the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010.  This accumulated other comprehensive income balance was fully amortized by the end of the third quarter of 2011.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

Revenues

Office Rental Revenue.  Total office rental revenue decreased by $3.9 million, or 1.3%, to $295.1 million for the nine months ended September 30, 2011, compared to $299.0 million for the nine months ended September 30, 2010.  The decrease is primarily due to $11.2 million lower revenue from the 49 office properties we owned during both comparable periods, partially offset by $7.3 million of incremental rent from the property we acquired at the end of the second quarter of 2010.  The decrease for the 49 properties owned during both nine-month periods was primarily due to (i) decreases in occupancy and average rental rates, and (ii) lower accretion from below-market leases in place at the time of our IPO as the result of the ongoing expiration of these leases.

Tenant Recoveries.  Total office tenant recoveries increased by $7.4 million, or 28.1%, to $33.7 million for the nine months ended September 30, 2011, compared to $26.3 million for the nine months ended September 30, 2010.  The increase is primarily due to $6.5 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, as well as an increase of $797 thousand for the remainder of our portfolio, reflecting higher recoverable operating expenses.

Parking and Other Income.  Total office parking and other income increased by $2.1 million, or 4.4%, to $51.0 million for the nine months ended September 30, 2011, compared to $48.9 million for the nine months ended September 30, 2010.  The increase is primarily due to $3.1 million of incremental revenue from the property we acquired at the end of the second quarter of 2010, partly offset by the effects of lower occupancy at the rest of our consolidated portfolio.

Operating Expenses

Office Rental Expenses.  Total office rental expense increased by $10.3 million, or 8.8%, to $127.1 million for the nine months ended September 30, 2011, compared to $116.8 million for the nine months ended September 30, 2010.  The increase is primarily due to $7.3 million of incremental expense from the property we acquired at the end of the second quarter of 2010, as well as an increase of $3.1 million for the remainder of our portfolio.  The $3.1 million increase is primarily due to increases in utilities expense, scheduled services and ancillary property tax assessments.

General and Administrative Expenses.  General and administrative expenses increased $2.4 million, or 12.5%, to $21.3 million for the nine months ended September 30, 2011, compared to $18.9 million for the nine months ended September 30, 2010.  The increase is primarily due to an increase in equity compensation due to expensing restricted equity grants awarded in the fourth quarter of 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased $7.7 million, or 4.6%, to $160.1 million for the nine months ended September 30, 2011, compared to $167.9 million for the nine months ended September 30, 2010.  The decrease is primarily due to a decrease of $12.3 million associated with certain tenant-related assets in our portfolio that were fully depreciated by the end of June 2011, partially offset by $4.6 million of incremental depreciation expense from the property we acquired at the end of the second quarter of 2010.

Non-Operating Income and Expenses

Loss, Including Depreciation, from Unconsolidated Real Estate Funds.  Our share of the loss, including depreciation, from our Funds decreased by $3.5 million or 62.6%, to $2.1 million for the nine months ended September 30, 2011, compared to $5.5 million for the nine months ended September 30, 2010, which was primarily due to better operating results for the Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense.  Interest expense decreased $19.1 million, or 14.7%, to $110.2 million for the nine months ended September 30, 2011, compared to $129.3 million for the nine months ended September 30, 2010.  The decrease is primarily due to lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps.  These decreases were partially offset by increased interest expense related to higher outstanding debt and the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010.  This accumulated other comprehensive income balance was fully amortized by the end of the third quarter of 2011.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.62 billion at September 30, 2011, excluding the loan premium representing the mark-to-market adjustment on variable rate debt in place at the time of our IPO.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to those with floating interest rates.  As of September 30, 2011, approximately $3.30 billion, or 91% of our debt, had an annual interest rate that was effectively fixed at an average of 4.28% (on an actual / 360-day basis).  See Item 3 of this Report for a description of the impact of variable rates on our interest expense.

Since September 2010, we closed six term loan transactions totaling over $2.53 billion at a weighted average fixed interest rate of 4.07%.  This includes the two loans we closed in July 2011 totaling $885.0 million.  See Note 7 to our consolidated financial statements in Item 1 of this Report.

As of September 30, 2011, we have one loan with an outstanding balance of $522.0 million that matures in 12 months or less.  We currently intend to repay this loan from our cash on hand and from the proceeds of one or more secured loans which we intend to put in place over the next few quarters.  We also currently expect to terminate, prior to the end of 2011, a $322.5 million interest rate swap scheduled to expire on August 1, 2012, the impact of which will depend on the interest rate market at that time, but which would be approximately $10 million under current market conditions.  However, the amount of the interest rate swap termination cost will depend on future events.  For other information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

At September 30, 2011, our $3.62 billion of borrowings under secured loans represented 56.8% of our total market capitalization of $6.38 billion.  Total market capitalization includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price at September 30, 2011 on the New York Stock Exchange of $17.10 per share.

In 2010, we filed a prospectus with the Securities and Exchange Commission covering an “at the market” (ATM) sales program for up to $250.0 million of our common stock.  During the quarter ended September 30, 2011, we sold an aggregate of 1.9 million shares of our common stock under this program, in exchange for aggregate gross proceeds of approximately $38.8 million.  After commissions of $581 thousand and other expenses, the net proceeds from sales during the quarter totaled $38.2 million.  We expect to use the net proceeds for general corporate purposes.  As of September 30, 2011, up to an additional $188.9 million in our common stock could be sold under this program during the next two years.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  At September 30, 2011, except for commitments for future capital contributions related to our investment in our Funds totaling $38.0 million, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

Cash Flows

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $25.6 million to $162.6 million for the nine months ended September 30, 2011, compared to $136.9 million for the nine months ended September 30, 2010.  The increase is primarily due to lower cash interest paid in the 2011 period resulting from the lower effective interest rates on certain of our debt following the expiration of $1.66 billion of swaps during the third and fourth quarters of 2010, partially offset by higher cash interest paid for new borrowings.  Additionally, we had incremental cash flows from the property we acquired at the end of the second quarter of 2010.

    Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities decreased by $231.0 million to $45.1 million for the nine months ended September 30, 2011 compared to $276.1 million for the nine months ended September 30, 2010.  The decrease is primarily due to the fact that the 2010 period included a property acquisition by us, while the acquisition in the 2011 period was made by one of our Funds.  This decrease was partly offset by an increase in capital expenditures in 2011 for the property acquired in 2010.

Our net cash related to financing activities is generally impacted by our borrowings, and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities totaled $40.3 million for the nine months ended September 30, 2011, compared to net cash provided by financing activities totaling $348.2 million for the nine months ended September 30, 2010.  The decrease is primarily due to the fact that the 2011 period reflects our debt refinancing program and our ATM program that almost entirely offset each other, compared to the 2010 period which reflects additional debt borrowing related to an acquired property.

Contractual Obligations

During the first quarter of 2011, we entered into a new seven-year $350.0 million term loan agreement and a new seven-year $510.0 million term loan agreement.  During that quarter, we also modified an existing $18.0 million loan that was scheduled to mature in March 2011 by extending the maturity to March 2014 at a reduced principal balance of $16.1 million.  In July 2011, we obtained a seven-year $530.0 million term loan and a seven-year $355.0 million term loan, and used the proceeds to repay certain term loans that were scheduled to mature in August 2012.  As of September 30, 2011, our outstanding $3.62 billion of debt included $3.30 billion of effectively fixed rate debt that bore interest at a weighted average rate of 4.28%, as well as $327.5 million of floating rate debt at a weighted average rate of 1.09% using the floating rates in effect at September 30, 2011.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  Other than these loans mentioned above and a related interest rate swap, during the first nine months of 2011 there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2010 Annual Report on Form 10-K.

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

At September 30, 2011, our Funds had obtained capital commitments of $554.7 million, of which $171.3 million remained undrawn.  This amount included commitments from us of $196.4 million, of which $38.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our Funds at September 30, 2011:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/19/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$55.5	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements.  If that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements were approximately $13.3 million as of September 30, 2011.  To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

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

At September 30, 2011, approximately $3.30 billion, or 91%, of our debt had an annual interest rate that was either fixed or was hedged with derivative instruments.  Based on debt outstanding at September 30, 2011, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $1.7 million related to our $327.5 million of variable rate debt. We calculate interest sensitivity by computing the amount of floating rate debt not mitigated by interest rate contracts by the respective change in rate.  The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our debt.

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

   As of September 30, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales.  We did not make any unregistered sales of our securities during the quarter ended September 30, 2011.

Purchases.  We did not make any purchases of our share equivalents during the quarter ended September 30, 2011.

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

101
The following financial information from Douglas Emmett Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Consolidated Financial Statements.

________________________________________
Footnotes to exhibits
(1)
In accordance with Securities and Exchange Commission Release No. 33-8212, the following exhibit is being furnished, and is not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.
Date: November 4, 2011	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: November 4, 2011	By:	/s/ WILLIAM KAMER
William Kamer
Chief Financial Officer