Form 10-K
period 2011-12-31
Douglas Emmett Inc
filed 2012-02-24
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2011, was $2.3 billion.

The registrant had 139,598,003 shares of its common stock, $0.01 par value, outstanding as of February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2012 (“Proxy Statement”) are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011.

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

PART I
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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. At December 31, 2011, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet of space and 9 multifamily properties containing 2,868 apartment units, as well as the fee interests in 2 parcels of land subject to ground leases. We also manage and own equity interests in unconsolidated Funds that, at December 31, 2011, owned 8 additional Class A office properties totaling approximately 1.8 million square feet of space. We manage these 8 properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined 58 Class A office properties totaling approximately 14.7 million square feet. All of these properties are concentrated in 9 premier Los Angeles County submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank , as well as in Honolulu, Hawaii.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•
Concentration of High Quality Office and Multifamily Assets in Premier Submarkets. First, we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. In addition, our diverse base of office tenants operates in a variety of legal, medical, entertainment, technology, financial and other professional businesses, reducing our dependence on any one industry. For 2011, 2010 and 2009, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

•
Disciplined Strategy of Acquiring Substantial Market Share. Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average over 20% of the market share of the Class A office space in our targeted submarkets.

•
Proactive Asset and Property Management. Finally, our fully integrated focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services. We believe this provides a key competitive advantage in managing our office portfolio, which at December 31, 2011 consisted of 2,300 offices leases, with a median size of approximately 2,400 square feet, and our 2,868 apartment units. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration. Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases per day. Finally, our in house construction company allows us to compress the time required for building out many smaller spaces, so that we can reduce the resulting structural vacancy.

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

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

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

As of December 31, 2011, we owned interests in certain corporations which have elected to be treated as a taxable REIT subsidiary. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Employees

As of December 31, 2011, we employed approximately 530 people. We believe that our relationships with our employees are good.

Corporate Structure

We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership. As the sole stockholder of the general partner of our operating partnership, under the partnership agreement of our operating partnership we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Funds
At December 31, 2011, our unconsolidated Funds had combined equity commitments totaling $554.7 million, of which we committed $196.4 million and certain of our officers committed $2.25 million on the same terms as the other investors. The investment period of our Funds expires not later than October 2012, followed by a ten-year value creation period. With limited exceptions, our Funds will be our exclusive investment vehicle during their investment period, using the same underwriting and leverage principles and focusing primarily on the same markets as we have. While the financial data in this Report does not include our Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our Funds, as we believe it assists in understanding our business. For further information, see Note 3 to our consolidated financial statements in Item 8 of this Report.

Segments

We have two reportable segments: Office Properties and Multifamily Properties. Information related to our business segments for 2011, 2010 and 2009 is set forth in Note 16 to our consolidated financial statements in Item 8 of this Report.

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

Risks Related to Our Properties and Our Business

All of our properties (including the properties owned by our Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies. Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas. Because all of our properties are concentrated in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the Los Angeles County and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, wildfires and other events). In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Los Angeles County and the surrounding region, or in Honolulu, or any decrease in demand for office space resulting from the California or Honolulu regulatory or business environment could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure any level of growth in the Los Angeles County or Honolulu economies or of our company.

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

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. As of December 31, 2011, our total consolidated indebtedness was approximately $3.62 billion, excluding loan premiums, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

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

The downturn has had, and may continue to have, an unprecedented negative impact on the global credit markets. Credit tightened significantly. If this reoccurs or other factors affect the availability of credit to us, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our Funds’ ability to make distributions to its respective members, including us.

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

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll-down from time to time. As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn, such as the recent global economic downturn, and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time (including in 2011) rental rates for expiring leases may be higher than starting rental rates for new leases. Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds.

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

We may be unable to renew leases or lease vacant space. As of December 31, 2011, 10.7% of the square footage of the properties in our total office portfolio, including 10.0% of our consolidated office portfolio, was available for lease. As of December 31, 2011, 21.8% of leases (representing 11.2% of the square footage) in our total portfolio, including 21.0% of leases (representing 10.7% of the square footage) in our consolidated portfolio, were scheduled to expire in 2012. In addition, as of December 31, 2011, approximately 0.4% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are originally renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms. Our leases may not be renewed, in which case we must find new tenants for that space. To attract new tenants or retain existing tenants, particularly in periods of contraction, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

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

Risks Related to Our Organization and Structure

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of other stockholders.  As a result of the unrealized built-in gain attributable to the contributed property at the time of contribution, some holders of operating partnership units, including our executive officers, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our executive officers will have significant influence over our affairs.  At December 31, 2011, our executive officers owned approximately 5% of our outstanding common stock, or approximately 25% assuming that they convert all of their interests in our operating partnership and exercise all of their options. As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Under their employment agreements, certain of our executive officers will have the right to terminate their employment and receive severance if there is a change of control. We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer, William Kamer and Theodore E. Guth, which provide that each executive may terminate his employment under certain conditions, including after a change of control, and receive severance based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or outperformance grants. In addition, these executive officers would not be restricted from competing with us after their departure.

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

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business. Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer, William Kamer and Theodore E. Guth. If we lose the services of any member of our executive officers, our business may be significantly impaired. In addition, many of our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends. We currently operate and have operated commencing with our taxable year ended December 31, 2006 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources; at least 75% of the value of our total assets must be represented by certain real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities; and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status.  In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we have been organized and have operated in a manner that is intended to allow us to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our total portfolio of 67 properties consists of 50 office properties that we directly own and operate, 8 office properties that we operate and indirectly own through our equity interest in our unconsolidated Funds, and 9 wholly-owned multifamily properties. Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio
Presented below is an overview of certain information regarding our total office portfolio as of December 31, 2011:

Office Portfolio by Submarket (1)	Number of Properties	Rentable Square Feet (2)	Square Feet as a Percent of Total
Beverly Hills	7	1,416,762	9.6%
Brentwood	14	1,700,882	11.6
Burbank	1	420,949	2.9
Century City	3	916,059	6.2
Honolulu	4	1,716,697	11.7
Olympic Corridor	5	1,098,068	7.5
Santa Monica	8	970,704	6.6
Sherman Oaks/Encino	11	3,181,172	21.7
Warner Center/Woodland Hills	3	2,855,877	19.5
Westwood	2	396,807	2.7
Total	58	14,673,977	100.0%

(1)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(2)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement. Total consists of 12,917,612 leased square feet (includes 268,230 square feet with respect to signed leases not commenced), 1,567,805 available square feet, 99,834 building management use square feet, and 88,726 square feet of BOMA 1996 adjustment on leased space.

The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2011:

Office Portfolio by Submarket (1)	Percent Leased(2)	Annualized Rent(3)	Annualized Rent Per Leased Square Foot (4)
Beverly Hills	90.1%	$50,395,015	$42.18
Brentwood	86.5	55,771,077	39.34
Burbank	100.0	14,243,935	33.84
Century City	94.8	32,044,730	37.43
Honolulu	89.2	47,547,653	32.67
Olympic Corridor	90.1	31,628,050	33.04
Santa Monica (5)	97.8	50,025,230	53.91
Sherman Oaks/Encino	92.2	91,361,197	32.23
Warner Center/Woodland Hills	81.2	66,553,818	29.62
Westwood	87.7	12,637,837	37.46
Total / Weighted Average	89.3	$452,208,542	35.75

(1)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(2)	Includes 268,230 square feet with respect to signed leases not yet commenced.
(3)
Represents annualized monthly cash base rent (i.e., excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2011 (does not include 268,230 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(4)	Represents annualized rent divided by leased square feet (excluding 268,230 square feet with respect to signed leases not commenced as set forth in note (2) above for the total).
(5)	Includes $1,332,386 of annualized rent attributable to our corporate headquarters at our Lincoln/Wilshire property.

The following table presents the submarket concentration for our total office portfolio as of December 31, 2011:

	Douglas Emmett	Submarket
	Rentable	Rentable	Douglas Emmett
Office Portfolio by Submarket (1)	Square Feet	Square Feet	Market Share
Beverly Hills	1,416,762	7,709,880	18.4%
Brentwood	1,700,882	3,356,126	50.7
Burbank	420,949	6,662,410	6.3
Century City	916,059	10,064,599	9.1
Honolulu (2)	1,637,712	5,128,779	31.9
Olympic Corridor	1,098,068	3,022,969	36.3
Santa Monica	970,704	8,700,348	11.2
Sherman Oaks/Encino	3,181,172	6,171,530	51.5
Warner Center/Woodland Hills	2,855,877	7,239,293	39.4
Westwood	396,807	4,443,398	8.9
Total (2)	14,594,992	62,499,332	23.4

(1)	All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds.
(2)	In addition, a joint venture in which we hold a 66.7% interest owns a 79,000 square foot building in the Kapiolani District of Honolulu.

Tenant Diversification
Our total office portfolio is currently leased to approximately 2,200 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with 1.0% or more of annualized rent in our total office portfolio as of December 31, 2011:

Office Portfolio by Tenant (1)	Number of Leases	Number of Properties	Lease Expiration(2)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(3)	Percent of Annualized Rent

Time Warner(4)	4	4	2013-2020	625,748	4.3%	$21,175,355	4.7%
William Morris Endeavor(5)	2	1	2027	148,071	1.0	7,268,763	1.6
AIG (Sun America Life Insurance)	1	1	2013	182,010	1.2	6,052,536	1.3
Bank of America(6)	12	9	2012-2018	132,508	0.9	5,616,527	1.2
The Macerich Partnership, L.P.	1	1	2018	90,832	0.6	4,579,778	1.0
Total	20	16		1,179,169	8.0	$44,692,959	9.9

(1)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest .

(2)
Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, other than storage, ATM and similar leases, expirations are shown as a range.

(3)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2011 (excluding 268,230 square feet with respect to signed leases not yet commenced at December 31, 2011). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(4)
Includes a 10,000 square foot lease expiring in October 2013, a 150,000 square foot lease expiring in April 2016, a 421,000 square foot lease expiring in September 2019 and a 45,000 square foot lease expiring in December 2020.

(5)
Includes a 146,000 square foot lease expiring in June 2027 and a 2,000 square foot month-to-month storage lease. Does not include an additional 24,000 square feet under leases that commence in 2012 and 2013, expiring in 2027.

(6)
Includes a 21,000 square foot lease expiring in September 2012, an 8,000 square foot lease expiring in July 2013, a 7,000 square foot lease expiring in March 2014, a 9,000 square foot lease expiring in September 2014, an 11,000 square foot lease expiring in October 2014, an 11,000 square foot lease expiring in November 2014, a 4,000 square foot lease expiring in February 2015, a 21,000 square foot lease expiring in February 2015, a 6,000 square foot lease expiring in May 2015, a 23,000 square foot lease expiring in December 2015, a 12,000 square foot lease expiring in March 2018 and a small ATM lease.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2011:

Industry	Number of Leases (1)	Annualized Rent as a Percent of Total
Legal	461	18.3%
Financial Services	295	14.3
Entertainment	141	12.4
Real Estate	173	9.7
Accounting & Consulting	282	8.8
Health Services	313	8.1
Insurance	103	7.8
Retail	188	7.0
Technology	100	4.4
Advertising	67	3.1
Public Administration	65	2.5
Educational Services	21	1.4
Other	91	2.2
Total	2,300	100.0%

(1)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

Lease Distribution
The following table sets forth information relating to the distribution of leases in our total office portfolio, based on rentable square feet leased as of December 31, 2011:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)	Square Feet as a Percent of Total	Annualized Rent(2)(3)	Annualized Rent as a Percent of Total
2,500 or less	1,193	51.9%	1,605,114	10.9%	$57,573,571	12.7%
2,501-10,000	801	34.8	3,853,119	26.3	136,820,200	30.2
10,001-20,000	202	8.8	2,791,001	19.0	101,570,915	22.5
20,001-40,000	80	3.5	2,177,908	14.8	76,010,365	16.8
40,001-100,000	19	0.8	1,197,708	8.2	44,651,958	9.9
Greater than 100,000	5	0.2	1,024,532	7.0	35,581,533	7.9
Subtotal	2,300	100.0%	12,649,382	86.2%	$452,208,542	100.0%
Signed leases not commenced			268,230	1.8
Available			1,567,805	10.7
Building Management Use			99,834	0.7
BOMA Adjustment(5)			88,726	0.6
Total	2,300	100.0%	14,673,977	100.0%	$452,208,542	100.0%

(1)	Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.
(2)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2011 (excluding 268,230 square feet with respect to signed leases not yet commenced at December 31, 2011). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(4)	Average tenant size is approximately 5,500 square feet. Median is approximately 2,400 square feet.
(5)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2011, plus available space, for each of the ten years beginning January 1, 2012 and thereafter in our total office portfolio (unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants exercise no renewal options and no early termination rights):

							Annualized
							Rent Per
			Expiring		Annualized	Annualized	Leased
	Number of	Rentable	Sqaure Feet		Rent as a	Rent Per	Square
	Leases	Square	as a Percent	Annualized	Percent	Leased Square	Foot at
Year of Lease Expiration	Expiring	Feet (1)	of Total	Rent (2)(3)	of Total	Foot (4)	Expiration (5)
2012	501	1,647,705	11.2%	$59,800,082	13.2%	$36.29	$36.38
2013	438	1,907,401	13.0	74,440,004	16.5	39.03	40.38
2014	391	1,877,973	12.8	66,255,072	14.6	35.28	37.63
2015	291	1,642,223	11.2	55,636,860	12.3	33.88	36.95
2016	294	1,718,872	11.7	57,000,805	12.6	33.16	36.82
2017	177	1,198,025	8.2	40,590,293	9.0	33.88	37.82
2018	76	659,465	4.5	26,722,900	5.9	40.52	47.80
2019	42	825,277	5.6	28,772,317	6.4	34.86	42.18
2020	44	424,186	2.9	14,397,572	3.2	33.94	42.82
2021	33	372,619	2.5	12,590,915	2.8	33.79	41.14
Thereafter	13	375,636	2.6	16,001,722	3.5	42.60	58.67
Subtotal	2,300	12,649,382	86.2%	$452,208,542	100.0%	35.75	39.43
Signed leases not commenced		268,230	1.8	-
Available		1,567,805	10.7	-
Building management use		99,834	0.7	-
BOMA adjustment (6)		88,726	0.6	-
Total/Weighted Average	2,300	14,673,977	100.0%	$452,208,542	100.0%	$35.75	$39.43

(1)	Based on Building Owners and Managers Association (BOMA) 1996 remeasurement.
(2)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2011 (excluding 268,230 square feet with respect to signed leases not yet commenced at December 31, 2011). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
All properties are 100% owned except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest.

(4)	Represents annualized base rent divided by leased square feet.
(5)	Represents annualized base rent at expiration divided by leased square feet.
(6)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following table presents an overview of our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2011:

			Unit as a
	Number of	Number of	Percent
Submarket	Properties	Units	of Total
Brentwood	5	950	33%
Honolulu	2	1,098	38
Santa Monica	2	820	29
Total	9	2,868	100%

			Monthly
	Percent	Annualized	Rent per
Submarket	Leased	Rent (1)	Lease Unit
Brentwood	99.3%	$22,988,516	$2,032
Honolulu	99.9	18,796,140	1,428
Santa Monica(2)	99.6	22,197,936	2,264
Total / Weighted Average	99.6	$63,982,592	1,866

(1)   Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2011.
(2)   Excludes 8,013 square feet of ancillary retail space, which generates $221,971 of annualized rent as of December 31, 2011.

Historical Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio (including properties owned by our Funds) through December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Renewals (1)
Number of leases	427	406	324
Square feet	1,916,602	1,808,739	1,516,453
Tenant improvement costs per square foot (2)(3)	$9.51	$10.66	$7.14
Leasing commission costs per square foot (2)	$5.72	$6.29	$6.53
Total tenant improvement and leasing commission costs (2)	$15.23	$16.95	$13.67

New leases (4)
Number of leases	322	275	223
Square feet	1,004,811	897,196	654,558
Tenant improvement costs per square foot (2)(3)	$19.37	$18.43	$15.21
Leasing commission costs per square foot (2)	$7.22	$7.61	$8.65
Total tenant improvement and leasing commission costs (2)	$26.59	$26.04	$23.86

Total
Number of leases	749	681	547
Square feet	2,921,413	2,705,935	2,171,011
Tenant improvement costs per square foot (2)(3)	$12.90	$13.23	$9.57
Leasing commission costs per square foot (2)	$6.24	$6.73	$7.17
Total tenant improvement and leasing commission costs (2)	$19.14	$19.96	$16.74

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.
(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our total office portfolio through December 31, 2011:

	Year Ended December 31,
Office	2011	2010	2009
Recurring capital expenditures	$2,746,628	$2,854,605	$2,709,654
Total square feet (1)	11,892,726	11,891,541	11,810,724
Recurring capital expenditures per square foot	$0.23	$0.24	$0.23

(1)	Excludes square footage attributable to acquired properties with only non-recurring capital expenditures in the respective period.

The following table sets forth certain information regarding historical recurring capital expenditures at the properties in our multifamily portfolio through December 31, 2011:

	Year Ended December 31,
Multifamily	2011	2010	2009
Recurring capital expenditures	$1,440,962	$1,124,886	$1,118,460
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$502	$392	$390

Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only insignificant rent increases since 1979. Historically, when a tenant has vacated one of these units, we have spent between $24,000 and $40,000 per unit, depending on apartment size, to bring the unit up to our standards. We have characterized these expenditures as non-recurring capital expenditures. Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”. On February 15, 2012, the reported closing sale price per share of our common stock on the New York Stock Exchange was $20.90. The following table shows our dividends, and the high and low sales prices for our common stock as reported by the New York Stock Exchange, for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Dividend	$0.10	$0.13	$0.13	$0.13
Common Stock Price
High	$19.25	$21.05	$20.80	$19.70
Low	$16.86	$18.73	$15.54	$15.92

2010
Dividend	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$16.07	$17.75	$17.69	$18.56
Low	$13.00	$14.22	$13.27	$15.87

Holders of Record
We had 18 holders of record of our common stock on February 15, 2012. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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
None

Repurchases of Equity Securities
None

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from December 31, 2006 to December 31, 2011 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2006 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Douglas Emmett, Inc.

Total Return Performance
120
100
80
60
40
20
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Douglas Emmett, Inc.
S&P 500
NAREIT Equity
DEI Peer Group*

	Period Ending					
Index	**12/31/06**	**12/31/07**	**12/31/08**	**12/31/09**	**12/31/10**	**12/31/11**
Douglas Emmett, Inc.	100.00	87.52	52.63	59.71	71.30	80.45
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NAREIT Equity	100.00	84.31	52.50	67.20	85.98	93.11
DEI Peer Group*	100.00	78.05	44.48	59.36	78.29	80.05

**DEI Peer Group consist of Boston Properties, Inc. (BXP), Brookfield Office Properties Inc. (BPO), Kilroy Realty Corporation (KRC SL Green Realty Corp. (SLG), Vornado Realty Trust (VNO)*

Source: SNL Financial LC

Item 6. Selected Financial Data
The following table sets forth summary financial and operating data as of, and for the years ended, December 31, 2011, 2010, 2009, 2008 and 2007. You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the financial statements included elsewhere in this Report.

	Year Ending December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data (in thousands):
Total office revenues	$505,077	$502,700	$502,767	$537,377	$468,569
Total multifamily revenues	70,260	68,144	68,293	70,717	71,059
Total revenues	575,337	570,844	571,060	608,094	539,628
Operating income	152,474	140,027	148,358	154,234	141,232
Income (Loss) attributable to common stockholders	1,451	(26,423)	(27,064)	(27,993)	(13,008)

Per Share Data:
Income (Loss) per share - basic and diluted	$0.01	$(0.22)	$(0.22)	$(0.23)	$(0.12)
Weighted average common shares outstanding (in thousands):
Basic	126,187	122,715	121,553	120,726	112,646
Diluted	159,966	122,715	121,553	120,726	112,646
Dividends declared per common share	$0.49	$0.40	$0.40	$0.75	$0.70

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (in thousands):
Total assets	$6,231,602	$6,279,289	$6,059,932	$6,761,034	$6,189,968
Secured notes payable	3,624,156	3,668,133	3,273,459	3,692,785	3,105,677
Other Data:
Number of consolidated properties (1)	59	59	58	64	57

(1)
Includes (i) 57 properties that are 100% owned by our operating partnership, (ii) commencing with 2008, 1 property owned by a consolidated joint venture in which we held a 66.7% interest, (iii) in 2008 only, 6 properties owned by one of our Funds which was consolidated in that year, and (iv) 1 property acquired in 2010 that is 100% owned by our operating partnership.

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2011, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet and 9 multifamily properties containing 2,868  apartment units, as well as the fee interests in 2 parcels of land subject to ground leases. Our total office portfolio consisted of 58 office properties with approximately 14.7 million rentable square feet, which includes our consolidated office properties and the 8 Class A office properties owned by the Funds we manage, and in which we invested an average of 35% of the total capital. As of December 31, 2011, our consolidated office portfolio was 90.0% leased and 88.4% occupied, our total office portfolio (including properties owned by our Funds and our operating partnership) was 89.3% leased and 87.5% occupied, and our multifamily properties were 99.6% leased and 98.4% occupied. At December 31, 2011, the annualized rent of our consolidated portfolio reflected approximately 86.3% from our office properties and the remaining 13.7% from our multifamily properties. Our properties are located in 9 premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii. At December 31, 2011, the annualized rent of our consolidated portfolio reflected approximately 85.8% from our Los Angeles County office and multifamily properties and the remaining 14.2% from our Honolulu, Hawaii office and multifamily properties.

Recent Year Acquisitions, Dispositions, Repositionings and Financings

Financings

•
In January 2011, we modified and extended the maturity of our $18.0 million loan that was scheduled to mature on March 1, 2011. The modified loan has an outstanding balance of $16.1 million, bears interest at a floating rate equal to one-month LIBOR plus 185 basis points and matures on March 3, 2014.

•
In February 2011, we obtained a secured, non-recourse $350.0 million term loan. This loan has a maturity date of March 1, 2020, including 2 one-year extension options. The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018. The loan proceeds were primarily used to repay a term loan that was scheduled to mature in 2012.

•
In March 2011, we obtained a secured, non-recourse $510.0 million term loan. This loan has a maturity date of April 2, 2018, with an annual interest rate effectively fixed at 4.12% until April 1, 2016. The loan proceeds were used in the repayment of a term loan that was scheduled to mature in 2012.

•
In July 2011, we obtained 2 additional secured, non-recourse term loans totaling $885.0 million. The first loan, for $355.0 million, bears interest at a fixed rate of 4.14% through its maturity date of August 5, 2018. The second loan, for $530.0 million, matures August 1, 2018, and has an annual interest rate effectively fixed at 3.74% until August 1, 2016. The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.

•
During 2011, we sold 6.2 million shares of our common stock for aggregate gross proceeds of $119.8 million pursuant to a $250 million “At the Market” (ATM) program. Subsequent to year end, in January 2012, we completed our ATM program by selling an additional 6.9 million shares of our common stock for aggregate gross proceeds of $130.2 million.

•
Subsequent to year end, in January 2012, we obtained a secured, non-recourse $155.0 million term loan. The loan bears interest at a fixed interest rate of 4.00% through its maturity date of February 1, 2019. Monthly interest payments are interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

•	Subsequent to year end, in January and February 2012, we repaid all of our remaining 2012 debt maturities from the proceeds of our new $155.0 million loan and our ATM program, as well as cash on hand.

Acquisitions: In April 2011, one of our Funds acquired a Class A office building located on Rodeo Drive in Beverly Hills for a contract price of $42.0 million. We did not make any property acquisitions in our consolidated portfolio during 2011.

Dispositions: During 2011, we had no property dispositions.

Repositionings: We generally select a property for repositioning at the time we purchase it. We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to determine the optimal use and tenant mix. A repositioning can consist of a range of improvements to a property. A repositioning may involve a complete structural renovation of a building to significantly upgrade the character of the property, or it may involve targeted remodeling of common areas and tenant spaces to make the property more attractive to certain identified tenants. Each repositioning effort is unique and determined based on the property, tenants and overall trends in the general market and specific submarket. Accordingly, the results are varying degrees of depressed rental revenue and occupancy levels for the affected property, which impacts our results and, therefore, comparisons of our performance from period to period. The repositioning process generally occurs over the course of months or even years. Although usually associated with newly-acquired properties, repositioning efforts can also occur at properties we already own, therefore repositioning properties discussed in the context of this paragraph exclude acquisition properties where the plan for improvement is implemented as part of the acquisition. During 2011, we had no properties that qualify as repositioning properties.

Rental rate trends

Office Rental Rates: The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Twelve Months Ended December 31,
Historical straight-line rents: (1)	2011	2010	2009	2008	2007
Average rental rate (2)	$32.76	$32.33	$35.11	$41.90	$43.37
Annualized lease transaction costs (3)	$3.64	$3.68	$3.33	$3.23	$3.62

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the terminating lease.  However, care should be taken in any comparison, as the averages can be affected in each period by factors such as buildings, types of space and term involved in the leases executed during the period.

(2)
Represents the weighted average straight-line annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot for leases entered into within our total office portfolio. For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent

(3)
Represents the weighted average leasing commissions and tenant improvement allowances under all office leases within our total office portfolio that were entered into during the applicable period, divided by the number of years of the lease.

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have generally been less than the rental rates on the expiring leases for the same space.  During the fourth quarter of 2011, the average straight-line rent under new and renewal leases we signed was 4.9% higher than the average straight-line rent under the expiring leases for the same space. However, net changes in our office rental rates have not had a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, have been offset by the positive impact of the annual 3% to 5% rent escalations contained in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents as set forth in the following table:

	Three Months Ended
Expiring cash rents:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Expiring square feet (1)	379,890	298,846	369,529	599,440
Expiring rent per square foot (2)	$35.17	$35.65	$38.62	$36.14

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties as well as 8 properties totaling 1.8 million square feet owned by our Funds. Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to December 31, 2011. These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to December 31, 2011 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to December 31, 2011) or defaults occurring after December 31, 2011. All month-to-month tenants are included in the expiring leases in the first quarter listed.

(2)
Represents annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot at expiration. The amount reflects total cash base rent before abatements. For our Burbank and Honolulu office properties, we calculate annualized base rent for triple net leases by adding expense reimbursements to base rent. Expiring rent per square foot on a quarterly basis is impacted by a number of variables, including variations in the submarkets or buildings involved.

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the fourth quarter of 2011 was 4.2% higher than the rent for the same unit at the time it became vacant. The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Twelve Months Ended December 31,
	2011	2010	2009	2008	2007
Rental rate	$24,502	$22,497	$22,776	$23,427	$23,837

Results of Operations and Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the three years ended December 31, 2011, 2010 and 2009 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. The comparability of our results of operations between 2011, 2010 and 2009 is affected by (i) the acquisitions of 1 office property we acquired during the second quarter of 2010, 1 property acquired during the fourth quarter of 2010 by one of our Funds and 1 property acquired during the second quarter of 2011 by one of our Funds and (ii) the deconsolidation of one of our Funds, which owned 6 properties, at the end of February 2009, as described in Note 3 to the consolidated financial statements in Item 8 of this Report. Beginning in February 2009, we have accounted for our interest in our Funds under the equity method.

Funds From Operations

Many investors use Funds From Operations, or FFO, as a performance yardstick to compare our operating performance with that of other REITs. FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, other-than-temporary impairments of investments, real estate depreciation and amortization (other than amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), although doing so may still involve some judgments (for example, amortization of the impact of swap terminations).

Like any metric, FFO is not perfect as a measure of our performance because it excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other equity REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to those other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

For the reasons described below, our FFO for 2011 increased by $26.8 million, or 13.8%, to $221.2 million compared to $194.4 million for 2010. The following table (in thousands) sets forth a reconciliation of our FFO to net income (loss) computed in accordance with GAAP:

	Year ended December 31,
	2011	2010	2009
Funds From Operations (FFO)
Net income (loss) attributable to common stockholders	$1,451	$(26,423)	$(27,064)
Depreciation and amortization of real estate assets	205,696	225,030	226,620
Net income (loss) attributable to noncontrolling interests	807	(6,533)	(7,093)
Gain on disposition of interest in unconsolidated real estate fund	-	-	(5,573)
Swap termination fee	(10,120)	(13,931)	-
Amortization of swap termination fee (1)	11,701	3,495	-
Less: adjustments attributable to consolidated joint venture and
unconsolidated investment in real estate funds	11,675	12,716	11,183
FFO	$221,210	$194,354	$198,073

(1)
We terminated certain interest rate swaps in November 2010 and December 2011 by paying an amount based on the projected payments due under the swap.  For FFO purposes, we recognize the full impact of the termination in the quarter in which the swap is terminated.  In contrast, under GAAP, we amortize the impact over the remaining life of the swap.  With respect to the swaps terminated in November 2010, GAAP net income for the fourth quarter and full year of 2010 was reduced by only $3.5 million, while FFO in both periods was reduced by an additional $10.4 million to reflect the full impact of terminating those swaps.  As that additional $10.4 million of non cash interest expense was amortized for GAAP purposes during the first 7 months of 2011, we offset that amortization by an equivalent amount in calculating FFO for each period.  As a result, the November 2010 swap termination had a net zero impact on 2011 FFO.  Similarly, with respect to the swaps terminated in December 2011, GAAP net income for the fourth quarter and full year of 2011 was reduced by only $1.3 million, while FFO in both periods was reduced by an additional $8.8 million to reflect the full impact of terminating those swaps. During the first 7 months of 2012, as that additional $8.8 million of non cash interest expense is amortized for GAAP purposes, we will offset that amortization by an equivalent amount in calculating FFO for each period.  Accordingly, there will be a net zero impact from the December 2011 swap termination on 2012 FFO.

Comparison of year ended December 31, 2011 to year ended December 31, 2010

Revenues

Office Rental Revenue: Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within our office properties, and lease termination income. Total office rental revenue decreased by $5.8 million, or 1.4%, to $393.4 million for 2011 compared to $399.2 million for 2010.  The decrease was primarily due to $12.7 million lower revenue from the 49 office properties we owned during both comparable periods, partially offset by $6.9 million of incremental rent from the property we acquired at the end of the second quarter of 2010. The decrease for the 49 office properties owned during both periods was primarily due to decreases in occupancy and lower accretion from below-market leases in place at the time of our initial public offering (IPO) as the result of the ongoing expiration of these leases.

Office Tenant Recoveries: Total office tenant recoveries increased by $6.5 million, or 17.4%, to $43.9 million for 2011 compared to $37.4 million for 2010. The increase was primarily due to $6.6 million in additional revenue from the property we acquired at the end of the second quarter of 2010.

Office Parking and Other Income: Total office parking and other income increased by $1.6 million, or 2.4%, to $67.7 million for 2011 compared to $66.1 million for 2010. The increase was primarily due to $3.4 million of additional revenue from the property we acquired at the end of the second quarter of 2010, partly offset by a decrease of $1.7 million for the 49 office properties owned during both periods as a result of lower occupancy.

Multifamily Revenue: Total multifamily revenue increased by $2.1 million, or 3.1%, to $70.3 million for 2011 compared to $68.1 million for 2010.  The increase was primarily due to increases in average rental rates.

Operating Expenses

Office Rental Expenses: Total office rental expense increased by $9.7 million, or 6.1%, to $168.9 million for 2011 compared to $159.2 million for 2010.  The increase was primarily due to $7.9 million of additional expense from the property we acquired at the end of the second quarter of 2010, as well as an increase of $2.0 million for the remainder of our office portfolio primarily due to increases in utilities expenses, scheduled services and ancillary property tax assessments.

Multifamily Rental Expenses: Total multifamily rental expense increased by $685 thousand, or 3.7%, to $19.0 million for 2011 compared to $18.3 million for 2010. The increase was primarily due to increases in utilities expenses and payroll.

Depreciation and Amortization: Depreciation and amortization expense decreased $19.3 million, or 8.6%, to $205.7 million for 2011 compared to $225.0 million for 2010.  The decrease was primarily due to a decrease of $23.9 million for the 49 office properties owned during both periods resulting from the completion of the depreciation of certain tenant-related assets which were acquired at the time of our IPO in 2006, partially offset by $4.6 million of incremental depreciation expense from the property we acquired at the end of the second quarter of 2010.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds: This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year. Our share of the loss, including depreciation, from our Funds decreased by $4.1 million or 58.9%, to $2.9 million for 2011 compared to $7.0 million for 2010, which was primarily due to better operating results for the Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense: Interest expense decreased $18.4 million, or 11.1%, to $148.5 million for 2011, compared to $166.9 million for 2010.  The decrease was primarily due to lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps. These decreases were partially offset by increased interest expense related to the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010. This accumulated other comprehensive income balance was fully amortized by the end of the third quarter of 2011. In December 2011, we terminated certain swaps for which a portion of the accumulated other comprehensive income balance was amortized to interest expense in 2011. The remaining accumulated other comprehensive income balance will be amortized during 2012. See Notes 8 and 10 to our consolidated financial statements in Item 8 of this Report

Comparison of year ended December 31, 2010 to year ended December 31, 2009

Revenues

Office Rental Revenue: Total office rental revenue decreased by $6.9 million, or 1.7%, to $399.2 million for 2010 compared to $406.1 million for 2009. The decrease was primarily due to $7.6 million of rent reflected in our 2009 consolidated results from the 6 properties owned by the Fund that was deconsolidated at the end of February 2009, as well as a decrease of $7.3 million for the remainder of our portfolio, partially offset by $8.0 million of incremental rent from the property we acquired during the second quarter of 2010. The $7.3 million decrease for the remainder of our portfolio was primarily due to lower accretion of net below-market rents and decreases in occupancy and rental rates.

Office Tenant Recoveries: Total office tenant recoveries increased by $6.0 million, or 19.1%, to $37.4 million for 2010 compared to $31.4 million for 2009. The increase was primarily due to $6.2 million of additional revenue from the property we acquired during 2010 and $520 thousand from the remainder of our office portfolio, partially offset by $710 thousand of recoveries in 2009 from the 6 properties owned by the Fund that was deconsolidated at the end of February 2009. The increase for the remainder of our portfolio was primarily due to the completion of 2009 common area management (CAM) reconciliations during 2010 and the corresponding recognition of incremental amounts due.

Office Parking and Other Income: Total office parking and other income increased by $867 thousand, or 1.3%, to $66.1 million for 2010 compared to $65.2 million for 2009. The increase was primarily due to $3.2 million of additional revenue from the property we acquired during 2010, partially offset by $1.2 million of parking income in 2009 from the 6 properties owned by the Fund that was deconsolidated at the end of February 2009, as well as decreases in parking and other income of $1.1 million for the remainder of our portfolio as a result of lower occupancy and usage.

Operating Expenses

Office Rental Expenses: Total office rental expense increased by $4.9 million, or 3.2%, to $159.2 million for 2010 compared to $154.3 million for 2009. The increase was primarily due to $7.3 million of incremental expense from the property we acquired during 2010, partially offset by $2.7 million in office rental expenses in 2009 from the 6 properties owned by the Fund that was deconsolidated at the end of February 2009. Office rental expense was essentially unchanged for the remainder of our portfolio.

General and Administrative Expenses: General and administrative expenses increased $4.4 million, or 18.5%, to $28.3 million for 2010 compared to $23.9 million for 2009. The increase was primarily due to the cost of our multi-year equity grants that were announced during the fourth quarter of 2010.

Depreciation and Amortization: Depreciation and amortization expense decreased $1.6 million, or 0.7%, to $225.0 million for 2010 compared to $226.6 million for 2009. The decrease was primarily due to $4.9 million in depreciation and amortization in 2009 from the 6 properties owned by the Fund that was deconsolidated at the end of February 2009 and $1.4 million for the remainder of our portfolio due to certain assets being fully depreciated, partially offset by $4.7 million of incremental depreciation from the property we acquired during 2010.

Non-Operating Income and Expenses
Gain on Disposition of Interest in Unconsolidated Real Estate Fund: In February 2009, we recorded a gain of $5.6 million related to the 6 properties previously contributed to one of our Funds that was deconsolidated in February 2009, as described in Note 3 to our consolidated financial statements in Item 8 of this Report.

Other Income (Loss): Other income (loss) in 2010 reflected a net income of $1.2 million, which included $665 thousand of net profit generated by our management of the properties owned by our Funds as well as $526 thousand of interest income. Other income (loss) reflected a net loss in 2009 which represents the allocation to outside ownership interest of profit generated by the 6 properties we contributed to the Fund that were deconsolidated at the end of February 2009, net of the profit generated by our management of those properties during the 10 months of 2009 following deconsolidation.

Loss, including Depreciation, from Unconsolidated Real Estate Funds: This totaled $7.0 million for 2010 and $3.3 million for 2009. The 2009 amount reflects only the 10 months after the Fund involved was deconsolidated.

Interest Expense: Interest expense decreased $17.9 million, or 9.7%, to $166.9 million for 2010 compared to $184.8 million for 2009. This decrease was primarily due to the expiration of various interest rate swaps during the third and fourth quarters of 2010, which caused $1.66 billion of our variable-rate debt to no longer have corresponding swap payments at a higher fixed rate in exchange for lower variable interest.  Additionally, as a result of the natural expiration and early termination of approximately $1.40 billion of our pre-IPO swaps, there was lower non-cash interest expense from the amortization of these interest rate swaps. The decrease was partially offset by the amortization of other comprehensive income resulting from the early termination of our cash flow swaps.

Liquidity and Capital Resources

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures and repayment of indebtedness at maturity. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term, although we have not had any taxable income to date. With respect to 2011, we declared dividends aggregating $0.49 per share, at the rate of $0.10 per share for the first quarter of the year and $0.13 per each quarter during the remaining three quarters of the year. We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have historically financed our operations, acquisitions and development, through long-term secured floating rate mortgage debt. To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements at the time we enter into term borrowings. We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Available Borrowings, Cash Balances and Capital Resources

We had total indebtedness of $3.62 billion at December 31, 2011, excluding a loan premium representing the mark-to-market adjustment on variable rate debt assumed from our IPO.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages, some of which are fixed and some of which are at floating rates. To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, we generally enter into interest rate swap or interest rate cap agreements with respect to our long-term secured mortgages with floating rates. At December 31, 2011, approximately $2.97 billion or 82.1% of our debt had an annual interest rate that was effectively fixed at an average rate of 4.20% (on an actual / 360-day basis). See Item 7A of this Report for a description of the impact of variable rates on our interest expense. See also Note 8 and Note 10 to our consolidated financial statements in Item 8 of this Report.

As of December 31, 2011, only one loan with a balance of $522.0 million was scheduled to mature in 2012. On January 3, 2012 we paid down $222.0 million of the $522.0 million loan and on February 1, 2012, we paid down the remaining $300.0 million.

On January 18, 2012, we obtained a secured, non-recourse $155.0 million term loan. The loan bears interest at a fixed interest rate of 4.00% through its maturity date of February 1, 2019. Monthly interest payments are interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table. The loan proceeds were primarily used to pay down a portion of the remaining $522.0 million of the 2012 debt maturities.

At December 31, 2011, our $3.62 billion of borrowings under secured loans represented 54.7% of our total market capitalization of $6.63 billion. Total market capitalization includes our consolidated debt and the value of common stock and operating partnership units, each based on our common stock closing price at December 31, 2011 on the New York Stock Exchange of $18.24 per share.

During 2011 we sold 6.2 million shares of our common stock in open market transactions under our ATM program for gross proceeds of approximately $119.8 million. During the fourth quarter of 2011 we sold 3.2 million shares of our common stock under the ATM program, in exchange for gross proceeds of approximately $58.7 million. After commissions of $881 thousand and other expenses, the net proceeds from the sales during the quarter totaled $57.8 million. We did not make any repurchases of shares or share equivalents during 2011. We did not sell or repurchase any share equivalents during 2010. During 2009, we repurchased 819,500 share equivalents in open market transactions and 250,000 share equivalents in a private transaction for a total combined consideration of approximately $8.2 million.

Subsequent to year end, we sold an additional 6.9 million shares of our common stock in open market transactions under our ATM program for gross proceeds of approximately $130.2 million, which completed our $250.0 million ATM program. We used the proceeds from the ATM program and the new $155 million loan, as well as cash on hand, to repay the remaining $522.0 million of our debt scheduled to mature in 2012. As a result of these actions, we reduced our outstanding consolidated debt from $3.62 billion on December 31, 2011 to $3.26 billion on February 1, 2012.

Commitments
The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2011:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,623,096	$521,956	$20,381	$551,013	$2,529,746
Minimum lease payments	54,974	733	1,466	1,466	51,309
Remaining capital commitment to
unconsolidated real estate funds(2)	37,963	37,963	-	-	-
Purchase commitments related to capital expenditures
associated with tenant improvements and
repositioning and other purchase obligations	3,798	3,798	-	-	-
Total	$3,719,831	$564,450	$21,847	$552,479	$2,581,055

(1)
For detail of the rates that determine our periodic interest payments related to our long-term debt obligations, see Note 8 to our consolidated financial statements in Item 8 of this Report. All of the long-term debt shown as due in less than one year was fully repaid as of February 1, 2012.

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

At December 31, 2011, our Funds had obtained capital commitments of $554.7 million, of which $171.3 million remained undrawn. This amount included commitments from us of $196.4 million, of which $38.0 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds may have its own debt, secured by the properties it owns. The following table summarizes the debt of our Funds at December 31, 2011:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/17/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$55.3	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by 6 properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund. We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements. In addition, if that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties. The maximum future payments under the swap agreements were approximately $9.7 million as of December 31, 2011. To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

(3)	Effective annual rate including the effect of interest rate contracts. Based on actual/360-day basis and excludes amortization of loan fees.
(4)	Requires monthly payments of principal and interest.

Cash Flows
Our cash and cash equivalents were $407.0 million and $272.4 million at December 31, 2011 and 2010, respectively.

Our cash flows from operating activities is primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $19.0 million to $207.8 million for 2011 compared to $188.9 million for 2010. The increase was primarily due to a decrease in cash interest paid in the 2011 period resulting from lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps. This increase was partly offset by an decrease in cash generated from our office rental portfolio in 2011 due to lower occupancy rates in 2011. The decrease in cash generated from our office rental portfolio in 2011was partly offset by incremental cash flows from the property we acquired at the end of the second quarter of 2010.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects recurring and non-recurring capital expenditures. Net cash used in investing activities decreased $244.7 million to $60.0 million for 2011 compared to $304.6 million for 2010. The decrease is primarily due to (i) a property acquisition by us in 2010, while the acquisition in the 2011 period was made by one of our Funds, and (ii) decreased contributions to our Funds in 2011. This decrease was partly offset by an increase in capital expenditures in 2011 for the property acquired in 2010.

Our net cash related to financing activities is generally impacted by our borrowings, capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash flows from financing activities amounted to a net use of cash for 2011 totaling $13.3 million compared to a net provision of cash for 2010 totaling $315.4 million. The decrease was primarily due to the fact that 2011 reflects our debt refinancing program and our ATM program that almost entirely offset each other, compared to 2010 which reflects additional debt borrowing related to an acquired property.

Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. and our predecessor are based upon their respective consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 8 of this Report

Investment in Real Estate: Acquisitions of properties and other business combinations are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Transaction costs related to acquisitions have been expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, and acquired above- and below-market tenant leases. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount. If we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis. The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and we include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally 6 months.

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

Impairment of Long-Lived Assets: We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or an investment in one of our Funds, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or equity investment. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material.

Income Taxes: As a REIT, we are permitted to deduct distributions paid to our stockholders, eliminating the federal taxation of income represented by such distributions at the corporate level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Revenue Recognition: Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant.

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

Monitoring of Rents and Other Receivables: We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted.

Stock-Based Compensation: We have awarded stock-based compensation to certain key employees and members of our Board of Directors in the form of stock options and LTIP units. We estimate the fair value of the awards and recognize this value over the requisite vesting period. We utilize a Black-Scholes model to calculate the fair value of options, which uses assumptions related to the stock, including volatility and dividend yield, as well as assumptions related to the stock award itself, such as the expected term and estimated forfeiture rate. Option valuation models require the input of somewhat subjective assumptions for which we have relied on observations of both historical trends and implied estimates as determined by independent third parties. For LTIP units, the fair value is based on the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.

Financial Instruments: The estimated fair values of financial instruments are determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair values. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Interest Rate Agreements: We manage our interest rate risk associated with borrowings by obtaining interest rate swap and interest rate cap contracts. No other derivative instruments are used. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and the changes in fair value must be reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income, which is a component of our stockholders’ equity accounts. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

At December 31, 2011, $705.0 million or 19% of our debt was fixed rate debt, $2.27 billion or 63% of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $650.0 million or 18% was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at December 31, 2011, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $3.3 million. Subsequent to year end, we repaid a portion of our floating rate debt that was scheduled to mature in 2012.  Therefore at February 1, 2012, $860.0 million or 26% of our debt was fixed rate debt, $2.27 billion or 70% of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $128.1 million or 4% was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at February 1, 2012, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $649 thousand.

We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2011, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2011.

Item 11. Executive Compensation
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	12,540	$18.10	22,670

For a description of our 2006 Omnibus Stock Incentive Plan, please see Note 13 to our consolidated financial statements contained in Item 8 of this Report. We did not have any other equity compensation plans as of December 31, 2011.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons,” “Election of Directors (Proposal 1) – Information Concerning Nominees” and “Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2011.

Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2011.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statements and Financial Statement Schedule
Page No.
Index to Financial Statements
The following financial statements and the Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:
1. Consolidated Financial Statements of Douglas Emmett, Inc.
		Report of Management on Internal Control Over Financial Reporting	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
		Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4
		Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-5
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-5
		Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009	F-6
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-7
		Notes to Consolidated Financial Statements	F-8
		Schedule III - Consolidated Real Estate and Accumulated Depreciation as of December 31, 2011	F-30
2. Consolidated Financial Statements of Douglas Emmett Fund X, LLC
		Report of Independent Registered Public Accounting Firm	F-32
		Consolidated Balance Sheets as of December 31, 2011 and 2010	F-33
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009 (unaudited)	F-34
		Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009 (unaudited)	F-35
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 (unaudited)	F-36
		Notes to Consolidated Financial Statements	F-37

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b)	Exhibits
	3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (4)
	3.2	Bylaws of Douglas Emmett, Inc. (4)
	3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
	4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
	10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
	10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
	10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
	10.4	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (6) +
	10.5	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
	10.6	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(3)+
	10.7	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
	10.8	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (7) +
	10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (for independent directors) . (8) +
	10.10	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (9)+
	10.11	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (9)+
	10.12	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. (9)+
	10.13	Employment agreement dated January 1, 2011 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth. (10)+
	21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
101
  The following financial information from Douglas Emmett Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language):
        (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income,            (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Footnotes to Exhibits

+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.
(5)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference.
(6)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.
(7)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference.
(8)	Filed February 26, 2010 with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by this reference.
(9)	Filed February 25, 2011 with Registrants Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by this reference.
(10)	Filed May 6, 2011 with Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by this reference.
(11)
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

DOUGLAS EMMETT, INC.

Dated: February 24, 2012	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THEODORE E. GUTH
Theodore E. Guth	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	Chief Operating Officer and Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ GHEBRE SELASSIE MEHRETEAB
Ghebre Selassie Mehreteab	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ DR. ANDREA L. RICH
Dr. Andrea L. Rich	Director

/s/ CHRISTOPHER ANDERSON
Christopher Anderson	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

Each of the above signatures is affixed as of February 24, 2012.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ THEODORE E. GUTH
Theodore E. Guth Chief Financial Officer

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 24, 2012

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2011	December 31, 2010

Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,233,692	5,226,269
Tenant improvements and lease intangibles	640,647	592,735
Investment in real estate, gross	6,726,018	6,670,683
Less: accumulated depreciation	(1,119,619)	(913,923)
Investment in real estate, net	5,606,399	5,756,760

Cash and cash equivalents	406,977	272,419
Tenant receivables, net	1,722	1,591
Deferred rent receivables, net	58,681	48,933
Interest rate contracts	699	52,528
Acquired lease intangible assets, net	6,379	9,356
Investment in unconsolidated real estate funds	117,055	110,920
Other assets	33,690	26,782
Total assets	$6,231,602	$6,279,289

Liabilities
Secured notes payable, including loan premium	$3,624,156	$3,668,133
Accounts payable and accrued expenses	55,280	57,793
Security deposits	33,954	31,850
Acquired lease intangible liabilities, net	86,801	110,244
Interest rate contracts	98,417	99,687
Dividends payable	17,039	12,413
Total liabilities	3,915,647	3,980,120

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 131,070,239 and 124,131,557 outstanding at December 31, 2011 and December 31, 2010, respectively	1,311	1,241
Additional paid-in capital	2,461,649	2,332,307
Accumulated other comprehensive income (loss)	(89,180)	(58,765)
Accumulated deficit	(508,674)	(447,722)
Total Douglas Emmett, Inc. stockholders' equity	1,865,106	1,827,061
Noncontrolling interests	450,849	472,108
Total equity	2,315,955	2,299,169
Total liabilities and equity	$6,231,602	$6,279,289

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Office rental
Rental revenues	$393,434	$399,184	$406,117
Tenant recoveries	43,914	37,406	31,407
Parking and other income	67,729	66,110	65,243
Total office revenues	505,077	502,700	502,767

Multifamily rental
Rental revenues	65,267	63,564	64,127
Parking and other income	4,993	4,580	4,166
Total multifamily revenues	70,260	68,144	68,293

Total revenues	575,337	570,844	571,060

Operating Expenses:
Office expense	168,869	159,155	154,270
Multifamily expense	19,012	18,327	17,925
General and administrative	29,286	28,305	23,887
Depreciation and amortization	205,696	225,030	226,620
Total operating expenses	422,863	430,817	422,702

Operating income	152,474	140,027	148,358

Gain on disposition of interest in unconsolidated real estate fund	-	-	5,573
Other income (loss)	1,106	1,191	(12)
Loss, including depreciation, from unconsolidated real estate funds	(2,867)	(6,971)	(3,279)
Interest expense	(148,455)	(166,907)	(184,797)
Acquisition-related expenses	-	(296)	-

Net income (loss)	2,258	(32,956)	(34,157)
Less: net (income) loss attributable to noncontrolling interests	(807)	6,533	7,093
Net income (loss) attributable to common stockholders	$1,451	$(26,423)	$(27,064)

Net income (loss) attributable to common stockholders per share – basic	$0.01	$(0.22)	$(0.22)
Net income (loss) attributable to common stockholders per share – diluted	$0.01	$(0.22)	$(0.22)

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$2,258	$(32,956)	$(34,157)
Other comprehensive income (loss): cash flow hedge adjustment	(37,011)	87,985	112,217
Comprehensive income (loss)	(34,753)	55,029	78,060
Less comprehensive (income) loss attributable to noncontrolling interests	5,789	(14,015)	(17,268)
Comprehensive income (loss) attributable to common stockholders	$(28,964)	$41,014	$60,792

See notes to consolidated financial statements

Douglas Emmett, Inc.
Consolidated Statements of Equity
(in thousands, except per share data)
	Year Ended December 31,
	2011	2010	2009
Shares of Common Stock
Balance at beginning of period	124,131	121,596	121,897
Repurchase of equity units	-	-	(820)
Conversion of operating partnership units	714	2,535	519
Issuance of common stock	6,225	-	-
Balance at end of period	131,070	124,131	121,596

Common Stock
Balance at beginning of period	$1,241	$1,216	$1,219
Repurchase of equity units	-	-	(8)
Conversion of operating partnership units	8	25	5
Issuance of common stock	62	-	-
Balance at end of period	$1,311	$1,241	$1,216

Additional Paid-in Capital
Balance at beginning of period	$2,332,307	$2,290,419	$2,284,429
Repurchase of equity units	-	-	(4,606)
Conversion of operating partnership units	10,453	37,119	7,665
Issuance of common stock	117,397	-	-
Stock compensation	1,492	4,769	2,931
Balance at end of period	$2,461,649	$2,332,307	$2,290,419

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(58,765)	$(126,202)	$(214,058)
Cash flow hedge adjustment	(30,415)	67,437	87,856
Balance at end of period	$(89,180)	$(58,765)	$(126,202)

Accumulated Deficit
Balance at beginning of period	$(447,722)	$(372,070)	$(296,401)
Net income (loss)	1,451	(26,423)	(27,064)
Dividends	(62,403)	(49,229)	(48,605)
Balance at end of period	$(508,674)	$(447,722)	$(372,070)

Noncontrolling Interests
Balance at beginning of period	$472,108	$499,022	$505,025
Net income (loss)	807	(6,533)	(7,093)
Cash flow hedge adjustment	(6,596)	20,548	24,361
Repurchase of equity units	-	-	(3,603)
Deconsolidation of Douglas Emmett Fund X, LLC	-	-	10
Contributions	10	167	450
Distributions	(14,904)	(13,595)	(16,571)
Conversion of operating partnership units	(10,461)	(37,144)	(7,670)
Stock compensation	9,885	9,643	4,113
Balance at end of period	$450,849	$472,108	$499,022

Total Equity
Balance at beginning of period	$2,299,169	$2,292,385	$2,280,214
Net income (loss)	2,258	(32,956)	(34,157)
Cash flow hedge adjustment	(37,011)	87,985	112,217
Issuance of common stock	117,459	-	-
Repurchase of equity units	-	-	(8,217)
Dividends	(62,403)	(49,229)	(48,605)
Deconsolidation of Douglas Emmett Fund X, LLC	-	-	10
Contributions	10	167	450
Distributions	(14,904)	(13,595)	(16,571)
Stock compensation	11,377	14,412	7,044
Balance at end of period	$2,315,955	$2,299,169	$2,292,385

Dividends declared per common share	$0.49	$0.40	$0.40

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$2,258	$(32,956)	$(34,157)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205,696	225,030	226,620
Net accretion of acquired lease intangibles	(20,466)	(26,260)	(32,468)
Loss, including depreciation, from unconsolidated real estate funds	2,867	6,971	3,279
Gain on disposition of interest in unconsolidated real estate fund	-	-	(5,573)
Non-cash profit sharing allocation to consolidated real estate fund	-	-	660
Amortization of deferred loan costs	4,512	2,424	2,018
Amortization of loan premium	(9,073)	(5,326)	(5,026)
Non-cash market value adjustments on interest rate contracts	16,497	17,610	20,062
Non-cash amortization of stock-based compensation	7,995	10,127	5,101
Change in working capital components:
Tenant receivables	(131)	766	(132)
Deferred rent receivables	(9,748)	(8,538)	(8,961)
Accounts payable and accrued expenses	1,498	(11,276)	9,739
Security deposits	2,104	(935)	(75)
Other assets	3,829	11,238	(744)
Net cash provided by operating activities	207,838	188,875	180,343

Investing Activities
Capital expenditures and property acquisitions	(55,963)	(283,398)	(42,151)
Deconsolidation of Douglas Emmett Fund X, LLC	-	-	(6,625)
Contributions to unconsolidated real estate funds	(9,211)	(26,923)	-
Distributions from unconsolidated real estate funds	5,218	5,710	-
Net cash used in investing activities	(59,956)	(304,611)	(48,776)

Financing Activities
Proceeds from long-term borrowings	1,745,000	788,080	82,640
Deferred loan costs	(13,400)	(10,168)	(446)
Repayment of borrowings	(1,779,904)	(388,080)	(106,665)
Net change in short-term borrowings	-	-	(25,275)
Payment of refundable loan deposit	(1,575)	-	-
Contributions by Douglas Emmett Fund X, LLC investors	-	-	66,074
Contributions by noncontrolling interests	10	167	450
Distributions to noncontrolling interests	(15,090)	(13,400)	(16,742)
Distributions of capital to noncontrolling interests	-	(400)	-
Redemption of noncontrolling interests	-	-	(2,880)
Issuance of common stock, net	117,752	-	-
Repurchase of common stock	-	-	(5,337)
Cash dividends	(57,777)	(48,976)	(59,301)
Termination of interest rate contracts	(8,340)	(11,808)	-
Net cash (used in) provided by financing activities	(13,324)	315,415	(67,482)

Increase in Cash and Cash Equivalents	134,558	199,679	64,085
Cash and Cash Equivalents at Beginning of Year	272,419	72,740	8,655
Cash and Cash Equivalents at End of Year	$406,977	$272,419	$72,740

Noncash transactions:
Investing activity related to contribution of properties to unconsolidated
real estate fund	$-	$-	$476,852
Financing activity related to contribution of debt and noncontrolling interest
to unconsolidated real estate fund	$-	$-	$(483,477)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$135,278	$158,641	$163,244

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2011, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and 9 multifamily properties, as well as the fee interests in 2 parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in Funds that, at December 31, 2011, owned 8 additional office properties, for a combined 58 office properties in our total portfolio. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. Our presence in Los Angeles and Honolulu is the result of a consistent and focused strategy of identifying submarkets that are supply constrained, have high barriers to entry and typically exhibit strong economic characteristics such as population and job growth and a diverse economic base. In our office portfolio, we focus primarily on owning and acquiring a substantial share of top-tier office properties within submarkets located near high-end executive housing and key lifestyle amenities. In our multifamily portfolio, we focus primarily on owning and acquiring select properties at premier locations within these same submarkets. Our properties are concentrated in 9 premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Investments in Real Estate
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, and acquired above- and below-market tenant leases. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis. The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally 6 months.

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

Investment in Unconsolidated Real Estate Funds
At December 31, 2011, we managed and held equity interests in two Funds: Douglas Emmett Fund X, LLC and Douglas Emmett Partnership X, LP. We held a 48.82% interest in Douglas Emmett Fund X, LLC and an aggregate 21.52% interest in the properties held by Douglas Emmett Partnership X, LP and its subsidiaries. Our investment balance represents our share of the net assets of the combined Funds, plus additional basis of approximately $4.2 million, primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis.

Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2011, 2010 or 2009.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We assess whether there has been impairment in the value of our investments in our Funds periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in our Funds is dependent on a number of factors, including the performance of the investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in one of our Funds is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2011.

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

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant. We recorded total lease termination revenue of $444 thousand for 2011, $844 thousand for 2010 and $1.0 million for 2009.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions. As of December 31, 2011 and 2010, we had an allowance for doubtful accounts of $19.1 million and $17.1 million, respectively.

We generally do not require collateral or other security from our tenants other than security deposits or letters of credit. As of December 31, 2011 and 2010, we had a total of approximately $18.4 million and $17.2 million, respectively, of lease security available on existing letters of credit, as well as $34.0 million and $31.9 million, respectively, of lease security available in security deposits.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2011 and 2010. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

Interest Rate Agreements
We generally manage our interest rate risk associated with floating rate borrowings by obtaining interest rate swap and interest rate cap contracts. The interest rate swap agreements we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. See Note 12.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We have elected to treat several of our subsidiaries as taxable REIT subsidiaries which generally may engage in any business, including the provision of customary or non-customary services for our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRS subsidiaries did not have significant tax provisions or deferred income tax items for 2011, 2010 or 2009.

Recently Issued Accounting Literature

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. In December 2011, the FASB issued ASU No. 2011-12 which effectively deferred those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We adopted ASU 2011-05 during the fourth quarter of 2011, and it did not have a material effect on our financial position or results of operations, as it only affects presentation.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (Topic 360). This ASU modifies ASC Subtopic 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC Subtopic 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012, which for us means the third quarter of 2012. We do not expect ASU 2011-10 to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require disclosure of information about the effects of offsetting and related arrangements under Section 210-20-50. ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013. The ASU will require retrospective disclosures for all comparative periods presented. We do not expect ASU 2011-11 to have a material effect on our financial position or results of operations.

We do not expect any other recently issued ASUs to have any material impact on our consolidated financial position or results of operations, either because the ASU is not applicable or because we expect its impact to be immaterial.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The results of operations for 2011, 2010 and 2009 were affected by the acquisition of new properties, as well as the contribution of certain properties to one of our Funds. The operating results of acquired properties are included in our consolidated statements of operations only from the date each property was acquired, and in the case of the properties contributed to that Fund, only until the end of February 2009, when that Fund was deconsolidated from our financial statements. During the three years presented in our results of operations, we made one consolidated acquisition: Bishop Square, an office project containing approximately 960,000 square feet located in Honolulu, Hawaii for a contract price of $232.0 million, which we acquired in June 2010. Bishop Square is the largest office project in the state of Hawaii, and consists of two Class A office towers, an above-ground parking structure and a one-acre park. The following table (in thousands) summarizes the allocations of estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

2010 Acquisition
Investment in real estate:
Land	$16,273
Buildings and improvements	200,781
Tenant improvements and other in-place lease assets	13,012
Tenant receivables and other assets	19
Accounts payable, accrued expenses and tenant security deposits	(1,015)
Acquired lease intangibles	501
Net acquisition costs	$229,571

In addition, the total portfolio that we manage was increased by the following acquisitions made by our Funds: (i) the acquisition of a Class A office building located on Rodeo Drive in Beverly Hills in April 2011 for a contract price of $42.0 million and (ii) the acquisition of a Class A office building located in West Los Angeles in October 2010 for a contract price of $111.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of December 31:
	2011	2010
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(31,389)	(28,489)
Below-market ground leases	3,198	3,198
Accumulated amortization	(398)	(321)
Acquired lease intangible assets, net	$6,379	$9,356

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(189,371)	(166,127)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,248)	(3,049)
Acquired lease intangible liabilities, net	$86,801	$110,244

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income totaling $20.3 million for 2011, $26.1 million for 2010 and $32.3 million for 2009. The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense totaling $122 thousand for 2011, $123 thousand for 2010 and $122 thousand for 2009.

Following is the estimated net accretion at December 31, 2011 for the next five years (in thousands):

Year
2012	$17,626
2013	15,263
2014	12,582
2015	10,281
2016	7,244
Thereafter	17,426
Total	$80,422

5. Other Assets

Other assets consist of the following (in thousands) at December 31:

	2011	2010
Deferred loan costs, net of accumulated amortization of $8,850 and $4,770 at December 31, 2011 and December 31, 2010, respectively	$21,448	$12,561
Restricted cash	2,434	2,675
Prepaid expenses	3,770	3,710
Interest receivable	334	3,560
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	1,575	-
Other	2,141	2,288
Total other assets	$33,690	$26,782

We incurred deferred loan cost amortization expense of $4.5 million in 2011, $2.4 million in 2010 and $2.0 million in 2009. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $591 thousand for 2011, $603 thousand for 2010 and $654 thousand for 2009.

Future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2011 were as follows (in thousands):

Twelve months ending December 31:
2012	$358,922
2013	318,572
2014	261,967
2015	209,656
2016	166,577
Thereafter	452,600
Total future minimum base rentals	$1,768,294

The future minimum lease payments in the table above (i) exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

7. Future Minimum Lease Payments

As of December 31, 2011, we leased portions of the land underlying two of our office properties. We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. We have the ability and intent to exercise this option, and therefore the future minimum rent payments are excluded from the table below. We expensed ground lease payments totaling $2.2 million for 2011, $2.2 million for 2010 and $2.1 million for 2009.

The following is a schedule of our minimum ground lease payments (in thousands) as of December 31, 2011:

Twelve months ending December 31:
2012	$733
2013	733
2014	733
2015	733
2016	733
Thereafter	51,309
Total future minimum lease payments	$54,974

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable

A summary of our secured notes payable is as follows (in thousands):

Description	Maturity Date (1)		Outstanding Principal Balance as of December 31, 2011	Outstanding Principal Balance as of December 31, 2010	Variable Interest Rate	Effective Annual Fixed Interest Rate (1)	Swap Maturity Date (1)
Term Loans (2)	08/31/12		$521,956	$2,300,000	LIBOR + 0.85%	N/A	--
Term Loan (3)	03/03/14		16,140	18,000	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	02/01/15		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	04/01/15		340,000	340,000	LIBOR +1.50%	4.77%	01/02/13
Fannie Mae Loan	02/01/16		82,000	82,000	LIBOR + 0.62%	5.62%	03/01/12
Fannie Mae Loans	06/01/17		18,000	18,000	LIBOR + 0.62%	5.82%	06/01/12
Term Loan	10/02/17		400,000	400,000	LIBOR + 2.00%	4.45%	07/01/15
Term Loan	04/02/18		510,000	-	LIBOR + 2.00%	4.12%	04/01/16
Term Loan	08/01/18		530,000	-	LIBOR + 1.70%	3.74%	08/01/16
Term Loan (5)	08/05/18		355,000	-	--	4.14%	--
Term Loan (6)	03/01/20	(7)	350,000	-	--	4.46%	--
Fannie Mae Loans	11/02/20		388,080	388,080	LIBOR + 1.65%	3.65%	11/01/17
Aggregate loan principal			3,623,096	3,658,000
Unamortized Loan Premium (8)			1,060	10,133
Total			$3,624,156	$3,668,133

Aggregate amount of effective fixed rate loans			$2,268,080	$1,985,000		4.17%
Aggregate amount of fixed rate loans			705,000	-		4.30%
Aggregate amount of variable rate loans			650,016	1,673,000		N/A
Aggregate loan principal			3,623,096	3,658,000
Unamortized Loan Premium			1,060	10,133
Total			$3,624,156	$3,668,133

(1)
Includes the effect of interest rate contracts and excludes amortization of loan fees, all shown on an actual/360-day basis. As of December 31, 2011, the weighted average remaining life of our consolidated outstanding debt was 5.5 years. Of the $2.97 billion of that debt where the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 6.5 years, the weighted average remaining period during which interest was fixed was 4.7 years, and the weighted average annual interest rate was 4.20%. Including the non-cash amortization of interest rate contracts, loan premium and prepaid financing, the effective weighted average interest rate was 4.66%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)
Includes 1 loan of approximately $522.0 million as of December 31, 2011 and a group of 7 separate loans aggregating $2.30 billion as of December 31, 2010. Originally, the interest rates on all of these loans were effectively fixed by interest rate swaps. As presented in the table, all of the remaining debt as of December 31, 2011 was variable rate debt due to the expiration or termination of the related swaps. See Note 19 regarding subsequent events.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.
(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.
(5)	Monthly payments are interest-only until February 5, 2016, with principal amortization thereafter based upon a 30-year amortization table.
(6)
Bears interest at a fixed interest rate until March 1, 2018 and a floating interest rate based on LIBOR thereafter. Monthly interest payments are interest-only until March 1, 2014, with principal amortization thereafter based upon a 30-year amortization table.

(7)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.
(8)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

In January 2011, we modified and extended the maturity of an $18.0 million loan that was scheduled to mature on March 1, 2011. The modified loan has an outstanding balance of $16.1 million, bears interest at a floating rate equal to one-month LIBOR plus 1.85% and matures on March 3, 2014.

In February 2011, we obtained a secured, non-recourse $350.0 million term loan. This loan has a maturity date of March 1, 2020, including 2 one-year extension options. The loan bears interest at a fixed interest rate of 4.46% until March 1, 2018 and a floating interest rate thereafter. Monthly loan payments are interest-only until March 1, 2014, with principal amortization thereafter based upon a 30-year amortization schedule. The loan proceeds were largely used to fully repay a $319.6 million term loan, which was scheduled to mature in 2012. The balance of the loan proceeds were retained for other corporate purposes.

In March 2011, we obtained a secured, non-recourse $510.0 million term loan. This loan has a maturity date of April 2, 2018. The loan bears interest at a floating rate equal to LIBOR plus 2.00%, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 4.12% until April 1, 2016. The loan proceeds were used in the repayment of a $531.8 million term loan, which was scheduled to mature in 2012.

In July 2011, we closed two secured, non-recourse loans. The first loan, for $355.0 million, bears interest at a fixed rate of 4.14% through the maturity date of August 5, 2018. Monthly payments are interest-only until February 5, 2016, with principal amortization thereafter based upon a 30-year amortization table. The second loan, for $530.0 million, bears interest at a floating rate equal to LIBOR plus 1.70% through the maturity date of August 1, 2018, but we have entered into an interest rate swap contract that effectively fixes the annual interest rate at 3.74% until August 1, 2016. The loan requires monthly interest-only payments. The proceeds of these loans were used in the repayment of term loans that were scheduled to mature in 2012.

Including the effect of the refinancings listed above, the minimum future principal payments due on our secured notes payable at December 31, 2011, excluding the non-cash loan premium amortization, were as follows (in thousands) :

Twelve months ending December 31:
2012	$521,956
2013	-
2014	20,381
2015	457,799
2016	93,214
Thereafter	2,529,746
Total future principal payments	$3,623,096

Subsequent to year end, we repaid the balance of all the 2012 maturities listed above. See Note 19.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands) as of December 31:

	2011	2010
Accounts payable	$28,360	$29,713
Accrued interest payable	10,781	12,789
Deferred revenue	16,139	15,291
Total accounts payable and accrued expenses	$55,280	$57,793

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage our interest rate risk associated with floating-rate borrowings by obtaining interest rate swap and interest rate cap contracts. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. In limited instances, we use interest rate caps to limit our exposure to interest rate increases on an underlying floating-rate debt instrument. During 2011, we entered into two new interest rate swaps to fix the floating rate payments on two new borrowings of $510.0 million and $530.0 million, while certain swaps with a combined notional of $434.4 million reached their natural maturity in August 2011. We entered into interest rate caps designated as cash flow hedges to replace the $111.9 million of the $434.4 million of interest rate swaps that reached their natural maturity in August 2011. In December 2011, we terminated $322.5 million of our interest rate swaps by paying a swap termination fee of approximately $8.3 million. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting. We do not use any other derivative instruments.

As of December 31, 2011, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	11	$2,268,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. Prior to our IPO, we entered into certain pay-fixed swaps, as well as purchased caps to manage our exposure to interest rate movements and other identified risks. At the time of our IPO, we entered into an equal notional amount of offsetting receive-fixed swaps and sold caps, which were intended to reduce the effect on our reported earnings by largely offsetting the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps. Over time, certain swaps have reached their natural maturity and others have been terminated. Most recently, $397.5 million of our pay-fixed swaps and $397.5 million of the offsetting receive-fixed swaps, as well as $111.9 million of our purchased caps and $111.9 million of our offsetting sold caps, reached their natural maturity in August 2011. In January 2011, we terminated $388.1 million of our interest rate caps as well as $388.1 million of the offsetting sold caps. In December 2011, we terminated $322.5 million of our pay-fixed swaps as well as $322.5 million of the offsetting receive-fixed swaps. Accordingly, as of December 31, 2011, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Pay-Fixed Swaps	1	$82,000
Receive-Fixed Swaps	1	$82,000
Purchased Caps	4	$100,000
Sold Caps	4	$100,000

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

As of December 31, 2011 and 2010, the fair value of derivatives, aggregated by counterparty, in a net liability position was $105.5 million and $59.7 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Accounting for Interest Rate Contracts
Hedge accounting generally provides for the timing of gain or loss recognition on the hedging instrument to match the earnings effect of the hedged forecasted transactions in a cash flow hedge. All other changes in fair value, with the exception of hedge ineffectiveness, are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to derivatives designated as accounting hedges will be reclassified to interest expense as interest payments are made on our hedged variable-rate debt. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as interest expense. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized directly in earnings as interest expense.

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from AOCI to interest expense, which increased interest expense by $80.9 million for 2011, $128.5 million for 2010 and $144.7 million for 2009. The cash flow swaps that we terminated in November 2010 had an AOCI balance of $13.9 million at the time they were terminated. Amortization of $3.5 million relating to this balance was included as part of the reclassification from AOCI to interest expense in 2010, and the remaining $10.4 million was reclassified in 2011. The cash flow swaps that we terminated in December 2011 had an AOCI balance of $10.1 million at the time they were terminated. Amortization of $1.3 million relating to this balance was included as part of the reclassification from AOCI to interest expense in 2011, and the remaining $8.8 million will be reclassified from AOCI to interest expense in 2012. Including this $8.8 million, we estimate an additional $66.0 million will be reclassified within 12 months after December 31, 2011 from AOCI to interest expense as an increase to interest expense.

The ineffectiveness attributable to mismatches between certain interest rate contracts and the corresponding items against which they were designated to hedge produced a gain of $50 thousand in 2011, a gain of $221 thousand in 2010 and a loss of $518 thousand in 2009.

Changes in fair value of derivatives not designated as hedges have been recognized in earnings for all periods. The aggregate net asset fair value of these swaps decreased $4.8 million in 2011, $14.3 million in 2010 and $19.5 million in 2009. These decreases in net asset fair value were recorded as additional interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations and comprehensive income (in thousands) for the year ended December 31:

	2011	2010
Derivatives Designated as Cash Flow Hedges:
Amount of gain (loss) recognized in other comprehensive income (OCI) on derivatives (effective portion)	$(117,939)	$(40,545)

Amount of gain (loss) reclassified from accumulated OCI into earnings under "interest expense" (effective portion)	$(80,928)	$(128,530)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$50	$221

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(371)	$47

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments (in thousands) as of December 31:

	2011	2010
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$55	$14,204
Derivatives not designated as accounting hedges	644	38,324
Total derivative assets	$699	$52,528

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$97,774	$67,990
Derivatives not designated as accounting hedges	643	31,697
Total derivative liabilities	$98,417	$99,687

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

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected future cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of December 31, 2011 without reflecting any net settlement positions with the same counterparty (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Interest Rate Contracts	$-	$699	$-	$699

Liabilities
Interest Rate Contracts	$-	$98,417	$-	$98,417

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

We had 131.1 million shares of common stock and 32.0 million operating partnership units and fully-vested LTIP units outstanding as of December 31, 2011. Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us. Noncontrolling interests represented approximately 20% of our operating partnership as of December 31, 2011. A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii. The joint venture is two-thirds owned by our operating partnership and was consolidated in our financial statements as of December 31, 2011.

During 2011 approximately 714 thousand units in our operating partnership were converted to shares of our common stock and we sold 6.2 million shares of our common stock in open market transactions under our ATM program for gross proceeds of approximately $119.8 million, or net proceeds of approximately $117.8 million after commissions and other expenses, leaving approximately $130.2 million available under our ATM program at December 31, 2011 (all of which was sold subsequent to year end; see Note 19). We did not make any repurchases of shares or share equivalents during 2011. During 2010, approximately 2.5 million operating partnership units were exchanged for shares of common stock. We did not make any repurchases of share equivalents during 2010. During 2009, we repurchased 820 thousand share equivalents in open market transactions and 250 thousand share equivalents in a private transaction for a total combined consideration of approximately $8.2 million. We may make additional purchases of our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers from noncontrolling interests (in thousands) for the year ended December 31:

	2011	2010	2009

Net income (loss) attributable to common stockholders	$1,451	$(26,423)	$(27,064)
Transfers from the noncontrolling interests:
Increase in common stockholders additional paid-in capital for
repurchase of operating partnership units	-	-	723
Increase in common stockholders additional paid-in capital for
exchange of operating partnership units	10,453	37,119	7,665
Net transfers from noncontrolling interests	10,453	37,119	8,388
Change from net income (loss) attributable to common stockholders
and transfers from noncontrolling interests	$11,904	$10,696	$(18,676)

During the second quarter of 2011, we increased our quarterly dividend from $0.10 per share to $0.13 per share, so that we paid aggregate dividends of $0.46 per share during 2011. During 2010 and 2009, we declared four quarterly dividends of $0.10 per share, or an aggregate of $0.40 per share.

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

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %
12/31/10	1/14/11	$0.1000	0.0%	0.0%	100.0%
3/31/11	4/15/11	0.1000	0.0%	0.0%	100.0%
6/30/11	7/15/11	0.1300	0.0%	0.0%	100.0%
9/30/11	10/13/11	0.1300	0.0%	0.0%	100.0%
	Total:	$0.4600	0.0%	0.0%	100.0%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Earnings (Loss) Per Share

	Year ended December 31,
	2011	2010	2009
Numerator (in thousands):
Net income (loss) attributable to common stockholders	$1,451	$(26,423)	$(27,064)
Add back: Net income (loss) attributable to noncontrolling interests
in our operating partnership	366	-	-
Numerator for diluted net income (loss) attributable to all equity holders	$1,817	$(26,423)	$(27,064)

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	126,187	122,715	121,553
Effect of dilutive securities (1):
Operating partnership units	31,840	-	-
Stock options	1,412	-	-
Unvested LTIP units	527	-	-
Weighted average shares of common stock and common stock equivalents
outstanding - diluted	159,966	122,715	121,553

Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders per share	$0.01	$(0.22)	$(0.22)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders per share	$0.01	$(0.22)	$(0.22)

(1)
Diluted shares represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments. Basic and diluted shares are calculated in accordance with GAAP and include common stock plus dilutive equity instruments, as appropriate. For the years ended December 31, 2010 and 2009, all potentially dilutive instruments, including stock options, OP units and LTIP units have been excluded from our computation of weighted average dilutive shares outstanding because they were not dilutive.

13. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 22.7 million shares available for grant as of December 31, 2011, although “full value” awards (such as deferred stock awards, restricted stock awards and LTIP unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less). The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

Our stock incentive plan is administered by the compensation committee of our board of directors. The compensation committee may interpret our stock incentive plan and may make all determinations necessary or desirable for the administration of our plan. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our stock incentive plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan. Our LTIP units were valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

During each year, we accrue compensation expense as part of annual bonuses which we expect to payout in the form of immediately vested equity grants shortly after the end of that year. Compensation expense for LTIP units which are not vested at grant is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for options which are not vested at grant is recognized on a straight-line basis over the requisite service period for the entire award. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

During 2011, 2010 and 2009, we granted LTIP units to key employees. Our grants of LTIP units totaled approximately 623 thousand in 2011, 1.1 million in 2010 and 302 thousand in 2009. During 2010 and 2009, we also granted options to purchase shares of our common stock to key employees. No options were granted in 2011. Our grants of options totaled approximately 1.2 million in 2010 and 3.2 million in 2009. A portion of each award was fully vested at grant and the remainder vests in three equal tranches on the first, second and third December 31 following the grant.

We make long-term grants of LTIP units every three years to our non-employee directors, which totaled approximately 50 thousand LTIP units in 2010. In 2011, we made long-term grants of 7 thousand LTIP units to new directors. We also granted LTIP units totaling approximately 23 thousand in 2011, 20 thousand in 2010 and 30 thousand in 2009 in lieu of cash compensation for the non-employee directors’ services that vest ratably over the year of grant.

Total net equity compensation expense during 2011, 2010 and 2009 for equity grants was $8.0 million, $10.1 million and $5.1 million, respectively. These amounts do not include (i) capitalized equity compensation totaling $578 thousand, $667 thousand and $406 thousand during 2011, 2010 and 2009, respectively, and (ii) equity grants vested at grant issued during 2011, 2010 and 2009 totaling $2.8 million, $3.6 million and $1.4 million, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We calculated the fair value of the stock options granted in 2010 and 2009 using the Black-Scholes option-pricing model using the following assumptions:
	Year ended December 31,
	2010	2009

Dividend yield	5.70%	7.70%
Expected volatility	38.00%	24.50%
Expected life	60 months	60 months
Risk –free interest rate	2.50%	1.50%

We calculated the fair value of the LTIP units granted using the market value of our common stock on the date of grant and a discount estimated by a third-party consultant for post-vesting restrictions. The total grant date fair value of LTIP units which vested in 2011, 2010 and 2009 was $8.1 million, $10.3 million and $4.1 million, respectively. Total unrecognized compensation cost related to nonvested option and LTIP awards was $5.1 million at December 31, 2011. This expense will be recognized over a weighted-average term of 18 months. The following is a summary of certain information with respect to outstanding stock options and LTIP units granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)

Outstanding at December 31, 2008	8,057	$21.26	98	$-

Granted	3,236	11.42

Outstanding at December 31, 2009	11,293	18.44	93	$9,159

Granted	1,247	15.05

Outstanding at December 31, 2010	12,540	18.10	84	$18,698

Granted	-

Outstanding at December 31, 2011	12,540	18.10	72	$26,051

Exercisable at December 31, 2011	12,327	18.16	71	$25,371

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2008	200	$21.49

Granted	331	10.64
Vested	(288)	14.27
Outstanding at December 31, 2009	243	15.26

Granted	1,189	11.83
Vested	(805)	12.75
Outstanding at December 31, 2010	627	11.99

Granted	653	12.62
Vested	(676)	12.01
Forfeited	(1)	14.92
Outstanding at December 31, 2011	603	12.64

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

14. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2011 and 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our secured notes payable based on a currently available market rate, assuming the loans are outstanding through maturity and considering the collateral. At December 31, 2011, the aggregate fair value of our secured notes payable was estimated to be approximately $3.67 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, compared to a carrying value of $3.62 billion at December 31, 2011. As of December 31, 2010, the estimated fair value of our secured loans was approximately $3.58 billion compared to a carrying value of $3.66 billion at December 31, 2010.

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We perform ongoing credit evaluations of our tenants for potential credit losses. In addition, we have financial instruments that subject us to credit risk, which consist primarily of accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings. Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand, while non interest bearing accounts (where we have almost all of our funds) do not currently have a limit on insurance. We have not experienced any losses to date on our deposited cash.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control. A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2011, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At December 31, 2011, we had commitments for future capital contributions related to our investments in our Funds totaling $38.0 million.

Guarantees
In 2008, we contributed 6 properties, a related $365.0 million term loan and the benefits and burdens of related interest rate swap agreements to one of our Funds. If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties. The maximum future payments under the swap agreement were approximately $9.7 million as of December 31, 2011. As of December 31, 2011, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of that agreement.

Tenant Concentrations
In 2011, 2010 and 2009, no tenant exceeded 10% of our total rental revenue and tenant reimbursements.

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

The following table (in thousands) represents operating activity within our reportable segments:

	Year Ended December 31,
Office Segment	2011	2010	2009
Rental revenue	$505,077	$502,700	$502,767
Rental expense	(168,869)	(159,155)	(154,270)
Segment profit	336,208	343,545	348,497

Multifamily Segment
Rental revenue	70,260	68,144	68,293
Rental expense	(19,012)	(18,327)	(17,925)
Segment profit	51,248	49,817	50,368

Total segments' profit	$387,456	$393,362	$398,865

The following table (in thousands) is a reconciliation of segment profit to net income (loss) attributable to common stockholders:

	Year Ended December 31,
	2011	2010	2009
Total segments' profit	$387,456	$393,362	$398,865
General and administrative expenses	(29,286)	(28,305)	(23,887)
Depreciation and amortization	(205,696)	(225,030)	(226,620)
Gain on disposition of interest in unconsolidated real estate fund	-	-	5,573
Other income (loss)	1,106	1,191	(12)
Loss, including depreciation, from unconsolidated real estate fund	(2,867)	(6,971)	(3,279)
Interest expense	(148,455)	(166,907)	(184,797)
Acquisition-related expenses	-	(296)	-
Net income (loss)	2,258	(32,956)	(34,157)
Less: Net (income) loss attributable to noncontrolling interests	(807)	6,533	7,093
Net income (loss) attributable to common stockholders	$1,451	$(26,423)	$(27,064)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total revenue	$143,279	$144,059	$145,408	$142,591
Net income (loss) before noncontrolling interests	4,408	4,404	(6,209)	(345)
Net income (loss) attributable to common stockholders	3,419	3,397	(5,016)	(349)

Net income (loss) per common share - basic	$0.03	$0.03	$(0.04)	$(0.00)
Net income (loss) per common share - diluted	$0.03	$0.03	$(0.04)	$(0.00)
Weighted average shares of common stock
outstanding - basic	128,407	127,462	124,610	124,210
Weighted average shares of common stock
outstanding - diluted	161,924	161,186	124,610	124,210

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Total revenue	$145,778	$148,070	$139,209	$137,787
Net loss before noncontrolling interests	(6,439)	(4,743)	(11,305)	(10,469)
Net loss attributable to common stockholders	(5,249)	(3,896)	(8,991)	(8,287)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Weighted average shares of common stock
outstanding - basic and diluted	123,778	123,077	122,332	121,644

18. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provide capital commitments for acquisition of properties. For information regarding Douglas Emmett Fund X, LLC, please see the audited financial statements beginning on page F-32. The table below reflects selected financial information for Douglas Emmett Partnership X, LP which was formed in February 2010 and began operations in October 2010. The amounts represent 100% (not our pro-rata share) of amounts related to this Fund, and are based upon historical acquired book value (in thousands).
	Year Ended December 31, 2011	February 19, 2010 (inception) through December 31, 2010
Total revenues	$12,151	$1,788
Total operating expense	10,470	2,422
Net loss	(1,673)	(1,489)

	December 31, 2011	December 31, 2010
Total assets	$157,727	$118,671
Total liabilities	58,182	58,539
Total equity	99,545	60,132

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

19. Subsequent Events

Subsequent to year end we sold 6.9 million shares of our common stock in open market transactions under our ATM program for gross proceeds of approximately $130.2 million, or net proceeds of approximately $128.2 million after commissions and other expenses, which completes the $250.0 million ATM program.

On January 3, 2012 we paid down $222.0 million of our $522.0 million loan with a maturity date of August 2012, and on February 1, 2012, we paid down the remaining $300.0 million.

On January 18, 2012, we obtained a secured, non-recourse $155.0 million term loan. The loan bears interest at a fixed interest rate of 4.00% through its maturity date of February 1, 2019. Monthly interest payments are interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

Also, subsequent to year end we entered into an agreement to purchase an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.4 million from an existing Fund investor that is rebalancing its portfolio. The acquisition included the assumption of approximately $3.15 million in undrawn commitments. The purchase is expected to close during the first quarter of 2012.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(in thousands)
		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Carrying Amount at December 31, 2011
Property Name	Encumbrances at December 31, 2011	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2011	Year Built / Renovated	Year Aquired
Office Properties
100 Wilshire	$139,199	$12,769	$78,447	$139,751	$27,108	$203,859	$230,967	$38,078	1968/2002	1999
11777 San Vicente	26,000	5,032	15,768	28,423	6,714	42,509	49,223	8,143	1974/1998	1999
12400 Wilshire	61,600	5,013	34,283	74,819	8,828	105,287	114,115	20,205	1985	1996
1901 Avenue of the Stars	148,442	18,514	131,752	108,799	26,163	232,902	259,065	43,744	1968/2001	2001
401 Wilshire	80,000	9,989	29,187	115,096	21,787	132,485	154,272	23,965	1981/2000	1996
9601 Wilshire	112,144	16,597	54,774	104,198	17,658	157,911	175,569	29,901	1962/2004	2001
Beverly Hills Medical Center	31,469	4,955	27,766	27,997	6,435	54,283	60,718	10,302	1964/2004	2004
Bishop Place	73,813	8,317	105,651	59,635	8,833	164,770	173,603	34,293	1992	2004
Bishop Square	139,131	16,273	213,793	5,996	16,273	219,789	236,062	13,906	1972/1983	2010
Brentwood Court	6,318	2,564	8,872	635	2,563	9,508	12,071	2,136	1984	2006
Brentwood Executive Plaza	25,461	3,255	9,654	34,489	5,921	41,477	47,398	9,073	1983/1996	1995
Brentwood Medical Plaza	25,805	5,934	27,836	1,930	5,933	29,767	35,700	6,534	1975	2006
Brentwood San Vicente Medical	13,297	5,557	16,457	769	5,557	17,226	22,783	3,385	1957/1985	2006
Brentwood/Saltair	13,100	4,468	11,615	11,353	4,775	22,661	27,436	5,268	1986	2000
Bundy/Olympic	24,056	4,201	11,860	29,473	6,030	39,504	45,534	8,470	1991/1998	1994
Camden Medical Arts	28,606	3,102	12,221	27,925	5,298	37,950	43,248	7,095	1972/1992	1995
Century Park Plaza	85,010	10,275	70,761	105,364	16,153	170,247	186,400	33,149	1972/1987	1999
Century Park West	22,600	3,717	29,099	436	3,667	29,585	33,252	4,670	1971	2007
Columbus Center	10,559	2,096	10,396	9,415	2,333	19,574	21,907	4,330	1987	2001
Coral Plaza	23,327	4,028	15,019	18,721	5,366	32,402	37,768	6,679	1981	1998
Cornerstone Plaza	55,800	8,245	80,633	5,884	8,263	86,499	94,762	13,152	1986	2007
Encino Gateway	51,463	8,475	48,525	53,444	15,653	94,791	110,444	19,774	1974/1998	2000
Encino Plaza	30,011	5,293	23,125	46,214	6,165	68,467	74,632	14,167	1971/1992	2000
Encino Terrace	67,307	12,535	59,554	94,619	15,533	151,175	166,708	31,103	1986	1999
Executive Tower	77,100	6,660	32,045	62,075	9,471	91,309	100,780	21,205	1989	1995
Gateway Los Angeles	28,429	2,376	15,302	47,078	5,119	59,637	64,756	11,557	1987	1994
Harbor Court	-	51	41,001	22,913	-	63,965	63,965	15,534	1994	2004
Honolulu Club	16,140	1,863	16,766	4,181	1,863	20,947	22,810	2,799	1980	2008
Landmark II	119,000	19,156	109,259	76,448	26,139	178,724	204,863	34,483	1989	1997
Lincoln/Wilshire	24,895	3,833	12,484	22,427	7,475	31,269	38,744	5,360	1996	2000
MB Plaza	28,091	4,533	22,024	31,500	7,503	50,554	58,057	11,186	1971/1996	1998
Olympic Center	27,968	5,473	22,850	32,215	8,247	52,291	60,538	10,710	1985/1996	1997
One Westwood	45,577	10,350	29,784	59,812	9,194	90,752	99,946	16,969	1987/2004	1999
Palisades Promenade	36,000	5,253	15,547	51,053	9,664	62,189	71,853	11,027	1990	1995
Saltair/San Vicente	15,472	5,075	6,946	16,662	7,557	21,126	28,683	4,552	1964/1992	1997
San Vicente Plaza	9,430	7,055	12,035	352	7,055	12,387	19,442	3,005	1985	2006
Santa Monica Square	25,487	5,366	18,025	20,095	6,863	36,623	43,486	6,952	1983/2004	2001
Second Street Plaza	35,802	4,377	15,277	35,092	7,421	47,325	54,746	10,650	1991	1997
Sherman Oaks Galleria	264,297	33,213	17,820	407,851	48,328	410,556	458,884	84,130	1981/2002	1997
Studio Plaza	115,591	9,347	73,358	128,949	15,015	196,639	211,654	38,580	1988/2004	1995
The Trillium	184,500	20,688	143,263	84,188	21,989	226,150	248,139	46,688	1988	2005
Tower at Sherman Oaks	-	4,712	15,747	37,682	8,685	49,456	58,141	10,807	1967/1991	1997
Valley Executive Tower	86,055	8,446	67,672	99,699	11,737	164,080	175,817	31,919	1984	1998
Valley Office Plaza	35,037	5,731	24,329	46,691	8,957	67,794	76,751	13,943	1966/2002	1998
Verona	14,300	2,574	7,111	14,123	5,111	18,697	23,808	4,111	1991	1997
Village on Canon	33,583	5,933	11,389	49,356	13,303	53,375	66,678	9,849	1989/1995	1994
Warner Center Towers	373,514	43,110	292,147	391,387	59,418	667,226	726,644	134,932	1982-1993/2004	2002
Westside Towers	80,216	8,506	79,532	77,591	14,568	151,061	165,629	30,242	1985	1998
Westwood Place	52,094	8,542	44,419	51,905	11,448	93,418	104,866	18,202	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	40,736	14,903	59,933	74,836	10,599	1989	1999
Barrington Plaza	153,630	28,568	81,485	144,731	58,208	196,576	254,784	35,522	1963/1998	1998
Barrington/Kiowa	7,750	5,720	10,052	644	5,720	10,696	16,416	1,911	1974	2006
Barry	7,150	6,426	8,179	534	6,426	8,713	15,139	1,740	1973	2006
Kiowa	3,100	2,605	3,263	327	2,605	3,590	6,195	705	1972	2006
Moanalua Hillside Apartments	111,920	24,720	85,895	38,671	35,294	113,992	149,286	19,417	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	73,623	27,816	72,057	99,873	11,948	1963/1998	1999
The Shores	144,610	20,809	74,191	197,871	60,555	232,316	292,871	37,905	1965-67/2002	1999
Villas at Royal Kunia	82,000	42,887	71,376	15,190	35,165	94,288	129,453	18,958	1990/1995	2006

Ground Lease
Owensmouth/Warner	-	23,848	-	-	23,848	-	$23,848	-	N/A	2006

TOTAL	$3,623,096	$585,562	$2,651,419	$3,489,037	$851,679	$5,874,339	$6,726,018	$1,119,619

The aggregate cost of total real estate for federal income tax purposes was approximately $3.8 billion at December 31, 2011.

Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Year ended December 31,
		2011	2010	2009
Real Estate Assets
Balance, beginning of period		$6,670,683	$6,387,060	$6,981,316
Additions	- property acquisitions	-	230,066	-
	- improvements	55,335	53,557	44,952
Deductions	- deconsolidation	-	-	(639,208)
Balance, end of period		$6,726,018	$6,670,683	$6,387,060

Accumulated Depreciation
Balance, beginning of period		$(913,923)	$(688,893)	$(490,125)
Additions	- depreciation	(205,696)	(225,030)	(226,620)
Deductions	- deconsolidation	-	-	27,852
Balance, end of period		$(1,119,619)	$(913,923)	$(688,893)

Report of Independent Registered Public Accounting Firm

The Members of
Douglas Emmett Fund X, LLC

We have audited the accompanying consolidated balance sheets of Douglas Emmett Fund X, LLC (the “Fund”) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett Fund X, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California February 24, 2012

Douglas Emmett Fund X, LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2011	December 31, 2010
Assets
Investment in real estate:
Land	$64,847	$64,847
Buildings and improvements	530,097	529,301
Tenant improvements and lease intangibles	71,242	64,164
Investment in real estate, gross	666,186	658,312
Less: accumulated depreciation	(85,284)	(62,169)
Investment in real estate, net	580,902	596,143

Cash and cash equivalents	3,919	7,028
Tenant receivables, net	67	132
Deferred rent receivables, net	5,056	3,812
Acquired lease intangible assets, net of accumulated amortization
of $1,102 and $866 as of 2011 and 2010, respectively	354	590
Investment in unconsolidated real estate fund	9,126	5,513
Other assets	237	301
Total assets	$599,661	$613,519

Liabilities
Secured note payable	$365,000	$365,000
Accounts payable and accrued expenses	4,222	2,862
Interest payable	1,736	1,736
Security deposits	3,696	3,220
Acquired lease intangible liabilities, net of accumulated amortization
of $22,377 and $19,344 as of 2011 and 2010, respectively	4,536	7,569
Interest rate contracts	8,561	19,948
Total liabilities	387,751	400,335

Equity
Sub-REIT investors	121	121
Members' equity, including $8,561 and $19,948 accumulated other
comprehensive loss as of 2011 and 2010, respectively	211,789	213,063
Total equity	211,910	213,184
Total liabilities and equity	$599,661	$613,519

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2011	2010	2009
			(unaudited)
Revenues
Rental revenues	$39,457	$38,485	$43,765
Tenant recoveries	728	1,731	3,405
Parking and other income	6,576	5,943	6,643
Total revenues	46,761	46,159	53,813

Operating Expenses
Office expense	15,767	19,593	20,316
General and administrative	220	209	248
Depreciation and amortization	23,115	27,319	29,285
Total operating expenses	39,102	47,121	49,849

Operating income (loss)	7,659	(962)	3,964

Other income (loss)	5	334	(343)
Loss, including depreciation, from unconsolidated
real estate fund	(319)	(199)	-
Interest expense	(20,445)	(20,445)	(20,526)
Net loss	(13,100)	(21,272)	(16,905)
Less: net income attributable to Sub-REIT investors	(15)	(15)	(15)
Net loss attributable to Members	$(13,115)	$(21,287)	$(16,920)

Other comprehensive income	11,387	359	7,703
Comprehensive loss attributable to Members	$(1,728)	$(20,928)	$(9,217)

See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Consolidated Statements of Equity
(in thousands)

	Sub-REIT Investors	DEIX, LLC	Other Members	Total
Balance - December 31, 2008 (unaudited)	$119	$170,763	$45,008	$215,890
Contributions	2	63,502	69,593	133,097
Distributions	(15)	-	-	(15)
Preferred equity redemption	-	(125,000)	-	(125,000)
Preferred equity yield	-	(701)	(736)	(1,437)
Offering costs	-	(27)	(82)	(109)
Net income attributable to Sub-REIT investors	15	-	-	15
Net loss attributable to Members	-	(8,261)	(8,659)	(16,920)
Other comprehensive income	-	3,761	3,942	7,703
Balance - December 31, 2009 (unaudited)	121	104,037	109,066	213,224
Contributions	-	12,664	13,277	25,941
Distributions	(15)	-	-	(15)
Priority distributions	-	(5,053)	-	(5,053)
Priority distribution allocation	-	2,586	(2,586)	-
Net income attributable to Sub-REIT investors	15	-	-	15
Net loss attributable to Members	-	(10,392)	(10,895)	(21,287)
Other comprehensive income	-	175	184	359
Balance - December 31, 2010	121	104,017	109,046	213,184
Contributions	-	1,920	2,012	3,932
Distributions	(15)	-	-	(15)
Priority distributions	-	(3,478)	-	(3,478)
Priority distribution allocation	-	1,781	(1,781)	-
Net income attributable to Sub-REIT investors	15	-	-	15
Net loss attributable to Members	-	(6,403)	(6,712)	(13,115)
Other comprehensive income	-	5,559	5,828	11,387
Balance - December 31, 2011	$121	$103,396	$108,393	$211,910

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
			(unaudited)
Operating Activities:
Net loss	$(13,100)	$(21,272)	$(16,905)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation and amortization	23,115	27,319	29,285
Loss, including depreciation, from unconsolidated
real estate fund	319	199	-
Net accretion of acquired lease intangibles	(2,797)	(3,961)	(7,026)
Change in working capital components:
Tenant receivables	65	121	361
Deferred rent receivable	(1,244)	(1,407)	(1,112)
Accounts payable and accrued expenses	1,360	(3,665)	1,328
Security deposits	476	(95)	(92)
Other assets	64	25	934
Net cash provided by (used in) operating activities	8,258	(2,736)	6,773

Investing Activities:
Capital expenditures and property acquisitions	(7,874)	(7,283)	(13,308)
Contributions to unconsolidated real estate fund	(3,932)	(5,712)	-
Net cash used in investing activities	(11,806)	(12,995)	(13,308)

Financing Activities:
Member contributions	3,932	25,941	133,095
Distribution to Manager	-	-	(126,437)
Distributions to Sub-REIT investors, net	(15)	(15)	(13)
Priority distributions	(3,478)	(5,053)	-
Offering costs	-	-	(109)
Net cash provided by financing activities	439	20,873	6,536

(Decrease) increase in Cash and Cash Equivalents	(3,109)	5,142	1
Cash and Cash Equivalents Beginning of Year	7,028	1,886	1,885
Cash and Cash Equivalents at End of Year	$3,919	$7,028	$1,886

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$20,445	$20,445	$20,445

See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Douglas Emmett Fund X, LLC (the “Fund”) was organized on October 7, 2008 as a Delaware limited liability company. The Fund was formed for the purpose of investing in real estate, and at December 31, 2011 had a 100% interest in 6 office properties (the “Fund Properties”) and a 9.4% interest in two unconsolidated office properties which is accounted for under the equity method.

Douglas Emmett Fund X REIT, Inc (the “Company”), a Maryland corporation, is the Fund’s wholly owned subsidiary.  The Company issued 121 shares of Non-Voting Preferred Stock (the “Sub-REIT Investors”) to qualify as a real estate investment trust for federal income tax purposes.

DEIX, LLC, a Delaware limited liability company, is the manager of the Fund (the “Manager”) and is also a member of the Fund. As of December 31, 2011, the Fund had total capital commitments of $307.25 million from DEIX, LLC and the other members (collectively, the “Members”) of which $19.4 million was unfunded at December 31, 2011.

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

Investment in Real Estate
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations of acquired properties are included in the Fund’s results of operations from the respective dates of acquisition.  Transaction costs related to acquisitions are expensed, rather than included with the consideration paid. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, and acquired above- and below-market tenant leases. Initial valuations are subject to change until such information is finalized, but no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an ‘‘as-if-vacant’’ basis.  The ‘‘as-if-vacant’’ fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs the Fund would have incurred to lease the property to the occupancy level of the property at the date of acquisition.  Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level.  Additionally, the Fund evaluates the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which is generally 6 months.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

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

The values allocated to land, buildings, site improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated life of 40 years for buildings; 15 years for site improvements; an average term of existing leases in the building involved for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of comprehensive income. Any unamortized amounts relating to a lease that is terminated prior to its stated expiration are written off in the period of termination.

The table below presents the expected net accretion related to the acquired above and below-market leases at December 31, 2011 (in thousands):

Year
2012	$1,489
2013	959
2014	880
2015	655
2016	129
Thereafter	70
Total	$4,182

Impairment of Long-Lived Assets
The Fund assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.  Based upon such periodic assessments, no impairment occurred during 2011.

The Fund assesses whether there has been impairment in the value of its investment in unconsolidated real estate fund periodically.  An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated real estate fund is dependent on a number of factors, including the performance of the investment and market conditions. The Fund will record an impairment charge if it determines that a decline in the value of an investment in an unconsolidated real estate fund is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2011.

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

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectability is reasonably assured.  All leases are classified as operating leases.  For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the terms of the leases.  Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents.  Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of comprehensive income, are recognized when the related leases are canceled and the Fund has no continuing obligation to provide services to such former tenants.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred.  Subsequent to year-end, the Fund performs final reconciliations on a lease-by-lease basis and bills or credits each tenant for any cumulative annual adjustments.  In addition, the Fund records a capital asset for leasehold improvements constructed by it that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accounts payable and accrued expenses.  The deferred revenue is amortized as additional rental revenue over the life of the related lease.  Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Monitoring of Rents and Other Receivables
The Fund maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the Fund may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. The Fund takes into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2011 and 2010, the Fund had an allowance for doubtful accounts and deferred rent of $981 thousand and $1.1 million respectively.

Interest Rate Agreements
The Fund manages its interest rate risk associated with borrowings by obtaining interest rate swap contracts.  The interest rate swap agreements the Fund utilizes effectively modify its exposure to interest rate risk by converting its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Fund does not use any other derivative instruments.

At December 31, 2011, all of the Fund’s derivatives were considered cash flow hedges. The effective portion of changes in the fair value of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in fair value of the derivative is recognized directly in earnings. The Fund assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  During 2011, 2010 and 2009, the other comprehensive income attributable to the derivatives was $11.4 million, $359 thousand and $7.7 million (unaudited), respectively.

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

The Fund incorporates credit valuation adjustments to appropriately reflect both own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value or the Fund’s derivative contracts for the effect on nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Fund did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Income Taxes
No provision is made to the accompanying consolidated financial statements for federal, state and local income taxes. Each member is responsible for reporting its share of the Fund’s taxable income or loss.

Recently Issued Accounting Literature

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. In December 2011, the FASB issued ASU No. 2011-12 which effectively deferred those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. We adopted ASU 2011-05 during the fourth quarter of 2011, and it did not have a material effect on our financial position or results of operations, as it only affects presentation.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification (Topic 360). This ASU modifies ASC Subtopic 360-20, which specifies circumstances under which the parent (reporting entity) of an “in substance real estate” entity derecognizes that in substance real estate. Generally, if the parent ceases to have a controlling financial interest (as described under ASC Subtopic 810-10) in the subsidiary as a result of a default on the subsidiary’s nonrecourse debt, then the subsidiary’s in substance real estate and related debt, as well as the corresponding results of operations, will continue to be included in the consolidated financial statements and not be removed from the consolidated results until legal title to the real estate is transferred. ASU 2011-10 will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012, which for us means the third quarter of 2012. We do not expect ASU 2011-10 to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require disclosure of information about the effects of offsetting and related arrangements under Section 210-20-50. ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013. The ASU will require retrospective disclosures for all comparative periods presented. We do not expect ASU 2011-11 to have a material effect on our financial position or results of operations.

We do not expect any other recently issued ASUs to have any material impact on our consolidated financial position or results of operations, either because the ASU is not applicable or because we expect its impact to be immaterial.

3. Future Minimum Lease Receipts

The Fund leases space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the Fund’s consolidated statements of comprehensive income as tenant recoveries.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Future minimum base rentals on the Fund’s non-cancelable office leases at December 31, 2011 were as follows (in thousands):

Twelve months ending December 31:
2012	$34,814
2013	29,284
2014	25,405
2015	20,484
2016	14,973
Thereafter	28,048
Total future minimum base rentals	$153,008

The future minimum lease payments in the table above (i) exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

4. Secured Note Payable

As of December 31, 2011, secured note payable consisted of a term loan in the amount of $365.0 million secured by the Fund Properties in a cross-collateral pool. The loan matures on August 17, 2013 and bears interest at LIBOR plus 1.65%, which has been effectively fixed at 5.515% per annum based on an actual/360-day basis under interest rate swaps which mature on September 4, 2012.  The interest rate swaps notional amount was $365.0 million as of December 31, 2011.

5. Fair Value of Financial Instruments

The Fund’s estimates of the fair value of financial instruments at December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  The Fund calculates the fair value of its secured note payable based on a currently available market rate assuming the loan is outstanding through maturity and considering the collateral.  At December 31, 2011, the fair value of the Fund’s secured note payable was estimated to be approximately $356.4 million, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, in comparison to its carrying value of $365.0 million at December 31, 2011.

The Fund has used interest rate swaps to manage interest rate risk resulting from variable interest payments on its floating rate debt.  These financial instruments are carried on the Fund’s balance sheet at fair value based on the assumptions that market participants would be expected  use in pricing the asset or liability. See note 2.

6. Related Party Transactions

The Manager receives a priority distribution from the Fund equal to (i) 1.25% per annum of the aggregate capital drawn less (ii) any Excess Organizational Costs (as defined in the Operating Agreement). During 2011 and 2010, respectively, the Manager received priority distributions of $3.5 million and $5.1 million, respectively.

The Fund and the Fund Properties have been involved in certain related party transactions with the affiliates of the Manager as follows:

An affiliate of the Manager provides property management services to the Fund Properties in exchange for fees calculated in accordance with the Operating Agreement.  During 2011, 2010 and 2009, these property management fees aggregated $1.1 million, $1.0 million and $1.1 million (unaudited), respectively, of which $91 thousand and $88 thousand were payable as of December 31, 2011 and 2010, respectively.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

An affiliate of the Manager provides leasing services to the Fund Properties in exchange for commissions calculated in accordance with the Operating Agreement.  During 2011, 2010 and 2009, these commissions aggregated $693 thousand, $847 thousand and $675 thousand (unaudited), respectively.

An affiliate of the Manager provides certain construction work in connection with improvements to tenant suites and common areas related to certain tenants of the Fund Properties in exchange for payments calculated in accordance with the Operating Agreement. During 2011, 2010 and 2009, these payments aggregated $2.4 million, $3.6 million and $2.5 million (unaudited), respectively.

An affiliate of the Manager provides certain construction work in connection with improvements to building and common areas in exchange for payments calculated in accordance with the Operating Agreement.  During 2011, 2010 and 2009, these payments aggregated $156 thousand, $430 thousand and $6.0 million (unaudited), respectively.

During 2011, 2010 and 2009, the Fund incurred certain costs in connection with certain pass-through items aggregating $2.3 million, $2.5 million and $2.5 million (unaudited), respectively, comprised of (i) on-site property level employee costs; (ii) leasing lawyer costs; (iii) property insurance; and (iv) concierge services. As of December 31, 2011 and 2010, $191 thousand and $197 thousand, respectively, were payable to affiliates of the Manager for such items.

In November 2010, the Fund received $547 thousand from Douglas Emmett Partnership X, L.P. as reimbursement of organizational costs and is included in other income in the consolidated statements of comprehensive income.

7. Investment in Unconsolidated Real Estate Fund

The Fund owns a 9.4% equity interest in Douglas Emmett Partnership X, L.P. (the “Partnership”), through which institutional investors provide capital commitments for acquisition of properties. As of December 31, 2011, the Fund’s investment balance was $9.1 million and it had a commitment for future capital contributions totaling $15.4 million.  The Fund accounts for its investment in the Partnership under the equity method.

8. Commitments and Contingencies

The Fund is subject to various legal proceedings and claims that arise in the ordinary course of its business.  Excluding ordinary, routine litigation incidental to its business, the Fund is not currently a party to any legal proceedings that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

Concentration of Credit Risk
We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings. Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand, while non interest bearing accounts do not currently have a limit on insurance. We have not experienced any losses to date on our deposited cash.

Tenant Concentrations
For 2011 and 2010, no tenant exceeded 10% of the Fund’s total rental revenue and tenant reimbursements.