Form 10-Q
period 2012-05-08
Douglas Emmett Inc
filed 2012-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 001-33106

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock,	139,632,308 shares
$0.01 par value per share

DOUGLAS EMMETT, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,234,806	5,233,692
Tenant improvements and lease intangibles	656,584	640,647
Investment in real estate, gross	6,743,069	6,726,018
Less: accumulated depreciation	(1,165,416)	(1,119,619)
Investment in real estate, net	5,577,653	5,606,399

Cash and cash equivalents	155,528	406,977
Tenant receivables, net	1,495	1,722
Deferred rent receivables, net	60,739	58,681
Interest rate contracts	58	699
Acquired lease intangible assets, net	5,929	6,379
Investment in unconsolidated real estate funds	151,025	117,055
Other assets	29,949	33,690
Total assets	$5,982,376	$6,231,602

Liabilities
Secured notes payable, including loan premium	$3,256,140	$3,624,156
Accounts payable and accrued liabilities	56,673	55,280
Security deposits	34,200	33,954
Acquired lease intangible liabilities, net	81,474	86,801
Interest rate contracts	92,545	98,417
Dividends payable	20,945	17,039
Total liabilities	3,541,977	3,915,647

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 139,631,479 and 131,070,239 outstanding at March 31, 2012 and December 31, 2011, respectively	1,396	1,311
Additional paid-in capital	2,612,542	2,461,649
Accumulated other comprehensive income (loss)	(82,743)	(89,180)
Accumulated deficit	(524,232)	(508,674)
Total Douglas Emmett, Inc. stockholders' equity	2,006,963	1,865,106
Noncontrolling interests	433,436	450,849
Total equity	2,440,399	2,315,955
Total liabilities and equity	$5,982,376	$6,231,602

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except shares and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Office rental
Rental revenues	$98,038	$99,210
Tenant recoveries	9,975	9,325
Parking and other income	17,257	16,860
Total office revenues	125,270	125,395

Multifamily rental
Rental revenues	16,748	16,045
Parking and other income	1,370	1,151
Total multifamily revenues	18,118	17,196

Total revenues	143,388	142,591

Operating Expenses
Office expense	40,947	40,604
Multifamily expense	4,930	4,749
General and administrative	6,700	7,486
Depreciation and amortization	45,797	57,153
Total operating expenses	98,374	109,992

Operating income	45,014	32,599

Other income	233	256
Loss including depreciation, from unconsolidated real estate funds	(984)	(1,524)
Interest expense	(37,561)	(31,676)
Net income (loss)	6,702	(345)
Less: Net (income) loss attributable to noncontrolling interests	(1,316)	(4)
Net income (loss) attributable to common stockholders	$5,386	$(349)

Net income (loss) attributable to common stockholders per share – basic	$0.04	$(0.00)
Net income (loss) attributable to common stockholders per share – fully diluted	$0.04	$(0.00)

Dividends declared per common share	$0.15	$0.10

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$6,702	$(345)
Other comprehensive income (loss): cash flow hedge adjustment	10,062	30,693
Comprehensive income (loss)	16,764	30,348
Less comprehensive (income) loss attributable to noncontrolling interests	(4,941)	(6,283)
Comprehensive income (loss) attributable to common stockholders	$11,823	$24,065

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income (loss)	$6,702	$(345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	984	1,524
Depreciation and amortization	45,797	57,153
Net accretion of acquired lease intangibles	(4,877)	(5,362)
Amortization of deferred loan costs	1,155	1,379
Amortization of loan premium	(1,060)	(4,797)
Non-cash market value adjustments on interest rate contracts	4,412	6,038
Non-cash amortization of stock-based compensation	1,449	1,803
Change in working capital components:
Tenant receivables	227	(352)
Deferred rent receivables	(2,058)	(3,425)
Accounts payable and accrued expenses	5,158	6,332
Security deposits	246	479
Other	1,886	746
Net cash provided by operating activities	60,021	61,173

Investing Activities
Capital expenditures	(17,659)	(12,118)
Contributions to unconsolidated real estate funds	(2,614)	-
Acquisitions of additional interests in unconsolidated real estate funds	(33,448)	-
Distributions from unconsolidated real estate funds	1,366	1,060
Net cash used in investing activities	(52,355)	(11,058)

Financing Activities
Proceeds from long-term borrowings	155,000	860,000
Deferred loan costs	(714)	(5,073)
Refund of loan deposit	1,575	-
Repayment of borrowings	(521,956)	(853,260)
Distributions to noncontrolling interests	(4,228)	(3,262)
Distributions of capital to noncontrolling interests	(10)	-
Issuance of common stock, net	128,257	-
Cash dividends	(17,039)	(12,413)
Investment in taxable REIT subsidiary	-	10
Net cash used in financing activities	(259,115)	(13,998)

Increase (decrease) in cash and cash equivalents	(251,449)	36,117
Cash and cash equivalents at beginning of period	406,977	272,419
Cash and cash equivalents at end of period	$155,528	$308,536

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Overview

Organization and Description of Business
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of March 31, 2012, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and 9 multifamily properties, as well as the fee interests in 2 parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at March 31, 2012, owned 8 additional office properties, for a combined 58 office properties in our total portfolio. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2011 Annual Report on Form 10-K and the notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

2. Summary of Significant Accounting Policies

We have not made any material changes during the period covered by this report to our significant accounting policies included in our 2011 Annual Report on Form 10-K.

Earnings Per Share (EPS)
We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  We calculate fully diluted EPS by dividing the net income attributable to common stockholders and holders of equity in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method.

	Three Months Ended March 31,
	2012	2011
Numerator (in thousands):
Net income (loss) attributable to common stockholders	$5,386	$(349)
Add back: Net income (loss) attributable to noncontrolling interests in
our Operating Partnership	1,210	-
Numerator for diluted net income (loss) attributable to all equity holders	$6,596	$(349)

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	138,399	124,210
Effect of dilutive securities (1) :
Operating partnership units	31,101	-
Stock options	1,861	-
Unvested long term incentive plan (LTIP) units	455	-
Weighted average shares of common stock and common stock equivalents
outstanding - fully diluted	171,816	124,210

Basic earnings per share:
Net income (loss) attributable to common stockholders per share	$0.04	$(0.00)

Fully diluted earnings per share:
Net income (loss) attributable to common stockholders per share	$0.04	$(0.00)

(1)
Fully diluted shares represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments. Basic and fully diluted shares are calculated in accordance with GAAP, and include common stock plus dilutive equity instruments, as appropriate. For the three months ended March 31, 2011, all potentially dilutive instruments, including OP units, stock options, and LTIP units have been excluded from the computation of weighted average dilutive shares outstanding because they were not dilutive.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Provided we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings we derive through our taxable REIT subsidiaries (TRS).

Recently Issued Accounting Literature
Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments of this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means the first quarter of 2012. We adopted ASU 2011-04 during the first quarter of 2012, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

The FASB did not issue any ASUs during the first quarter of 2012 that are expected to be applicable and have a material impact.

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

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.  Not all companies may calculate segment profit in the same manner.  We consider segment profit to be an appropriate supplemental measure to net income because it can assist both investors and management in understanding the core operations of our properties.

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
Office Segment	2012	2011
Rental revenue	$125,270	$125,395
Rental expense	(40,947)	(40,604)
Segment profit	84,323	84,791

Multifamily Segment
Rental revenue	18,118	17,196
Rental expense	(4,930)	(4,749)
Segment profit	13,188	12,447

Total segments' profit	$97,511	$97,238

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table is a reconciliation of segment profit to net loss attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2012	2011
Total segments' profit	$97,511	$97,238
General and administrative expense	(6,700)	(7,486)
Depreciation and amortization	(45,797)	(57,153)
Other income	233	256
Loss, including depreciation, from unconsolidated real estate funds	(984)	(1,524)
Interest expense	(37,561)	(31,676)
Net income (loss)	6,702	(345)
Less: Net (income) loss attributable to noncontrolling interests	(1,316)	(4)
Net income (loss) attributable to common stockholders	$5,386	$(349)

4. Other Assets

Other assets consist of the following (in thousands) as of:

	March 31, 2012	December 31, 2011
Deferred loan costs, net of accumulated amortization of $5,189 and $8,850 at March 31, 2012 and December 31, 2011, respectively	$21,007	$21,448
Restricted cash	2,376	2,434
Prepaid expenses	3,123	3,770
Interest receivable	-	334
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	-	1,575
Other	1,455	2,141
Total other assets	$29,949	$33,690

We incurred deferred loan cost amortization expense of $1.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands) as of:

	March 31, 2012	December 31, 2011
Accounts payable	$30,550	$28,360
Accrued interest payable	10,100	10,781
Deferred revenue	16,023	16,139
Total accounts payable and accrued liabilities	$56,673	$55,280

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	March 31, 2012	December 31, 2011
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(31,819)	(31,389)
Below-market ground leases	3,198	3,198
Accumulated amortization	(418)	(398)
Acquired lease intangible assets, net	$5,929	$6,379

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(194,649)	(189,371)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,297)	(3,248)
Acquired lease intangible liabilities, net	$81,474	$86,801

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

7. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description	Maturity Date (1)		Outstanding Principal Balance as of March 31, 2012	Outstanding Principal Balance as of December 31, 2011	Variable Interest Rate	Effective Annual Fixed Interest Rate (1)	Swap Maturity Date (1)
Term Loans	08/31/12		$-	$521,956	LIBOR + 0.85%	N/A	--
Term Loan (2)	03/03/14		16,140	16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (3)	02/01/15		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	04/01/15		340,000	340,000	LIBOR +1.50%	4.77%	01/02/13
Fannie Mae Loan	02/01/16		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loans	06/01/17		18,000	18,000	LIBOR + 0.62%	5.82%	06/01/12
Term Loan	10/02/17		400,000	400,000	LIBOR + 2.00%	4.45%	07/01/15
Term Loan	04/02/18		510,000	510,000	LIBOR + 2.00%	4.12%	04/01/16
Term Loan	08/01/18		530,000	530,000	LIBOR + 1.70%	3.74%	08/01/16
Term Loan (4)	08/05/18		355,000	355,000	N/A	4.14%	--
Term Loan	02/01/19		155,000	-	N/A	4.00%	--
Term Loan (5)	03/01/20	(6)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/02/20		388,080	388,080	LIBOR + 1.65%	3.65%	11/01/17
Aggregate loan principal			3,256,140	3,623,096
Unamortized Loan Premium (7)			-	1,060
Total			$3,256,140	$3,624,156

Aggregate amount of effective fixed rate loans			$2,186,080	$2,268,080		4.12%
Aggregate amount of fixed rate loans			860,000	705,000		4.25%
Aggregate amount of variable rate loans			210,060	650,016		N/A
Aggregate loan principal			3,256,140	3,623,096
Unamortized Loan Premium			-	1,060
Total			$3,256,140	$3,624,156

(1)
Includes the effect of interest rate contracts and excludes amortization of loan fees, all shown on an actual/360-day basis. As of March 31, 2012, the weighted average remaining life of our consolidated outstanding debt was 6.1 years. Of the $3.05 billion of that debt where the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 6.3 years, the weighted average remaining period during which interest was fixed was 4.6 years, and the weighted average annual interest rate was 4.16%. Including the non-cash amortization of interest rate contracts, loan premium and prepaid financing, the effective weighted average interest rate was 4.44%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.
(3)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.
(4)	Monthly payments are interest-only until February 5, 2016, with principal amortization thereafter based upon a 30-year amortization table.
(5)
Bears interest at a fixed interest rate until March 1, 2018 and a floating interest rate based on LIBOR thereafter. Monthly interest payments are interest-only until March 1, 2014, with principal amortization thereafter based upon a 30-year amortization table.

(6)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.
(7)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum  future principal payments due on our secured notes payable at March 31, 2012, excluding the non-cash loan premium amortization, were as follows (in thousands):

Twelve months ending March 31:
2013	$-
2014	16,140
2015	118,053
2016	431,192
2017	15,198
Thereafter	2,675,557
Total future principal payments	$3,256,140

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

As of March 31, 2012, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	10	$2,186,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. Prior to our initial public offering (IPO), we entered into certain pay-fixed swaps, as well as purchased caps to manage our exposure to interest rate movements and other identified risks. At the time of our IPO, we entered into an equal notional amount of offsetting receive-fixed swaps and sold caps, which were intended to reduce the effect on our reported earnings by largely offsetting the future cash flows and future change in fair value of our pre-IPO pay-fixed swaps and purchased caps. Over time, certain derivatives have reached their natural maturity and others have been terminated. As of March 31, 2012, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Purchased Caps	4	$100,000
Sold Caps	3	$18,000

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

As of March 31, 2012, the fair value of derivatives, aggregated by counterparty, in a net liability position was $99.7 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

For derivatives designated as cash flow hedges, we estimate an additional $52.2 million will be reclassified within the next 12 months from AOCI to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations (in thousands) for the three months ended March 31:

	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of gain (loss) recognized in other comprehensive income (OCI) on derivatives (effective portion)	$(6,405)	$9,677

Amount of gain (loss) reclassified from AOCI into earnings under "interest expense" (effective portion)	$(15,916)	$(21,016)

Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing) (1)	$(616)	$22

Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(1)	$(114)

(1)	The three months ended March 31, 2012 includes a non-cash loss of $552 thousand related to previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The following table represents the fair values of derivative instruments (in thousands) as of:

	March 31, 2012	December 31, 2011
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$20	$55
Derivatives not designated as accounting hedges	38	644
Total derivative assets	$58	$699

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$92,545	$97,774
Derivatives not designated as accounting hedges	-	643
Total derivative liabilities	$92,545	$98,417

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

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2012.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of March 31, 2012 without reflecting any net settlement positions with the same counterparty (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets
Interest Rate Contracts	$-	$58	$-	$58

Liabilities
Interest Rate Contracts	$-	$92,545	$-	$92,545

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 18% of our operating partnership at March 31, 2012.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and is consolidated in our financial statements as of March 31, 2012.

The tables below represent our condensed consolidated statements of equity (in thousands):

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2012, as reported	$1,865,106	$450,849	$2,315,955
Net income (loss)	5,386	1,316	6,702
Cash flow hedge adjustment	6,437	3,625	10,062
Dividends and distributions	(20,945)	(4,228)	(25,173)
Conversion of operating partnership units	22,548	(22,548)	-
Stock compensation	174	4,432	4,606
Sale of common stock, net of offering costs	128,257	-	128,257
Other	-	(10)	(10)
Balance as of March 31, 2012	$2,006,963	$433,436	$2,440,399

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011, as reported	$1,827,061	$472,108	$2,299,169
Net loss	(349)	4	(345)
Cash flow hedge adjustment	24,414	6,279	30,693
Dividends and distributions	(12,430)	(3,199)	(15,629)
Conversion of operating partnership units	2,482	(2,482)	-
Stock compensation	357	4,381	4,738
Other	-	10	10
Balance as of March 31, 2011	$1,841,535	$477,101	$2,318,636

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Equity Sales, Conversions and Repurchases
During the three months ended March 31, 2012, we sold 6.9 million shares of our common stock in open market transactions under our “at the market” (ATM) stock offering program for net proceeds of approximately $128.3 million, and approximately 26 thousand units in our operating partnership were converted to shares of our common stock.  We did not make any repurchases of shares or share equivalents during the three months ended March 31, 2012.  The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to common stockholders	$5,386	$(349)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital
for redemption of operating partnership units	22,532	2,481
Change from net income attributable to common
stockholders and transfers from noncontrolling interests	$27,918	$2,132

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2011 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2012.

Total net equity compensation expense for equity grants was $1.5 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.  These amounts do not include (i) capitalized equity compensation totaling $120 thousand and $131 thousand for the three months ended March 31, 2012 and 2011, respectively, and (ii) $3.0 million and $2.8 million in immediately vested equity grants issued during the three months ended March 31, 2012 and 2011, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.  During each year, we accrue the estimated amount of bonuses that are expected to be settled with immediately vested equity shortly after the end of that year as part of the annual bonuses.  Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

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

We also lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income for the three months ended March 31, 2012 and 2011 totaled $175 thousand and $148 thousand, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2012 were as follows (in thousands):

Twelve months ending March 31:
2013	$359,459
2014	314,139
2015	258,086
2016	208,137
2017	162,950
Thereafter	442,405
Total future minimum base rentals	$1,745,176

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties.  We expensed ground lease payments of $543 thousand and $539 thousand for the three months ended March 31, 2012 and 2011, respectively. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule of our future minimum ground lease payments as of March 31, 2012 (in thousands):

Twelve months ending March 31:
2013	$733
2014	733
2015	733
2016	733
2017	733
Thereafter	51,126
Total future minimum lease payments	$54,791

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2012 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that our secured notes payable in their entirety are classified in Level 2 of the fair value hierarchy. At March  31, 2012, the aggregate fair value of our secured notes payable was estimated to be approximately $3.30 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, in comparison to the carrying value of $3.26 billion at March 31, 2012.  As of December 31, 2011, the estimated fair value of our secured loans was approximately $3.67 billion compared to their carrying value of $3.62 billion at December 31, 2011.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability.  See Note 8.

13. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provide capital commitments for acquisition of properties.  The table below reflects selected financial information for our Funds.  The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value (in thousands).  During the first quarter of 2012, we acquired an additional 16.3% interest in one of our Funds for approximately $33.4 million.

	Three Months Ended March 31,
	2012	2011
Total revenues	$15,116	$14,198
Operating income (loss)	2,441	1,029
Net loss	(3,482)	(4,882)

	March 31, 2012	December 31, 2011
Total Assets	$761,159	$762,020
Total Liabilities	447,272	450,046
Total Equity	313,887	311,974

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

14. Commitments and Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2012, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
At March 31, 2012, we had commitments for future capital contributions related to our investments in our Funds totaling $38.5 million.

Guarantees
In 2008, we contributed six properties, a related $365.0 million term loan and the benefits and burdens of related interest rate swap agreements to one of our Funds.  If that Fund fails to perform any obligations under the swap agreement, we remain liable to the swap counterparties.  The maximum future payments under the swap agreement were approximately $6.2 million as of March 31, 2012.  As of March 31, 2012, all obligations under the swap agreement have been performed by that Fund in accordance with the terms of that agreement.

Tenant Concentrations
For the three months ended March 31, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see “Item 1A.  Risk Factors” in our 2011 Annual Report on Form 10-K.

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

Executive Summary

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2012, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet and 9 multifamily properties containing 2,868  apartment units, as well as the fee interests in 2 parcels of land subject to ground leases.  Our total office portfolio consisted of 58 office properties with approximately 14.7 million rentable square feet, which includes our consolidated office properties and the 8 Class A office properties owned by the Funds we manage, and in which we held an average of 44% of the capital interests as of March 31, 2012.  As of March 31, 2012, our consolidated office portfolio was 90.6% leased and 88.8% occupied, our total office portfolio (including properties owned by our Funds and our operating partnership) was 89.8% leased and 87.9% occupied, and our multifamily properties were 99.8% leased and 98.7% occupied.  At March 31, 2012, approximately 86.2% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 13.8% from our multifamily properties.

Our properties are located in 9 premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii.  At March 31, 2012, approximately 85.7% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.3% from our Honolulu, Hawaii office and multifamily properties.

Current Year Acquisitions, Dispositions and Financings

Acquisitions:  During the first quarter of 2012 we acquired an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.4 million from an existing Fund investor that was rebalancing its portfolio.  The acquisition also included the assumption of approximately $3.2 million in undrawn commitments. Douglas Emmett Fund X, LLC owns six properties, totaling 1.4 million square feet of office space in our core submarkets, as well as an interest of approximately 10% in our second Fund.

Dispositions:  We had no property dispositions during the first quarter of 2012.

Financings:  During the first quarter of 2012,

•
We closed a secured non-recourse $155.0 million term loan maturing on February 1, 2019, with fixed interest at 4% per annum.  See “Liquidity and Capital Resources” below, and Note 7 to our consolidated financial statements in Item 1 of this Report.

•
We also sold an aggregate of approximately 6.9 million shares of our common stock under our “at the market” (ATM) program (which completed that $250.0 million program), in exchange for aggregate gross proceeds of approximately $130.2 million.

•	We used the proceeds of these financings, together with a portion of our cash on hand, to fully repay a $522.0 million loan, our last with a 2012 maturity date.

Rental rate trends

Office Rental Rates: The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Three Months Ended	Twelve Months Ended December 31,
Historical straight-line rents: (1)	March 31, 2012	2011	2010	2009	2008
Average rental rate (2)	$32.86	$32.76	$32.33	$35.11	$41.90
Annualized lease transaction costs (3)	$3.63	$3.64	$3.68	$3.33	$3.23

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

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have generally been less than the rental rates on the expiring leases for the same space.  During the first quarter of 2012, the average straight-line rent under new and renewal leases we signed was 6.9% lower than the average straight-line rent under the expiring leases for the same space.  However, net changes in our office rental rates have not had a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, have been essentially offset by the positive impact of the annual 3% to 5% rent escalations contained in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents as set forth in the following table:

	Three Months Ended
Expiring cash rents:	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Expiring square feet (1)	396,894	326,140	544,688	320,222
Expiring rent per square foot (2)	$33.24	$38.59	$36.14	$37.56

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties as well as 8 properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to March 31, 2012.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to March 31, 2012 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to March 31, 2012) or defaults occurring after March 31, 2012.  All month-to-month tenants are included in the expiring leases in the first quarter listed.

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

 Multifamily Rental Rates.  With respect to our residential properties, our average rent on leases to new tenants during the first quarter of 2012 was 6.8% higher than the rent for the same unit at the time it became vacant.  The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Three Months Ended	Twelve Months Ended December 31,
	March 31, 2012	2011	2010	2009	2008
Rental rate	$25,153	$24,502	$22,497	$22,776	$23,427

Occupancy Rates

Occupancy Rates: The following tables set forth the occupancy rates for our total office portfolio and multifamily portfolio during the specified periods:

		December 31,
Occupancy Rates as of:	March 31, 2012	2011	2010	2009	2008
Total Office Portfolio	87.9%	87.5%	86.9%	89.0%	92.4%
Multifamily Portfolio	98.7%	98.4%	98.4%	98.0%	97.9%

	Three Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	March 31, 2012	2011	2010	2009	2008
Total Office Portfolio	87.7%	87.0%	88.0%	90.3%	93.6%
Multifamily Portfolio	98.6%	98.2%	98.3%	97.9%	98.2%

(1)
Average occupancy rates are calculated by averaging the occupancy on the last day of the quarter with the occupancy on the last day of the prior quarter, and for periods longer than a quarter, by taking the average of the rates at the quarter-end immediately before, and each quarter-end contained in, such period.

Funds From Operations

Many investors use Funds From Operations, or FFO, as a performance yardstick to compare our operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, other-than-temporary impairments of investments, real estate depreciation and amortization (other than amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), adjusted to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.

Like any metric, FFO is not perfect as a measure of our performance, because it excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition or may not adjust that definition to treat debt interest rate swaps as terminated for all purposes in the quarter of termination and, accordingly, our FFO may not be comparable to those other REITs’ FFO.  Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

For the reasons described below, our FFO (adjusted for our terminated swaps) for the three months ended March 31, 2012 decreased by $4.4 million, or 6.9%, to $59.9 million compared to $64.4 million for the three months ended March 31, 2011,which is primarily attributable to an increase in our interest expense resulting from the refinancing of maturing floating-rate debt with long-term fixed-rate debt.  The following table (in thousands) sets forth a reconciliation of our FFO to net income (loss) computed in accordance with GAAP:

	Three months ended March 31,
	2012	2011
Funds From Operations (FFO)
Net income (loss) attributable to common stockholders	$5,386	$(349)
Depreciation and amortization of real estate assets	45,797	57,153
Net income attributable to noncontrolling interests	1,316	4
Less: adjustments attributable to consolidated joint venture and
unconsolidated investment in real estate funds	3,074	3,120
FFO (before our adjustments for terminated swaps)	55,573	59,928
Amortization of accumulated other comprehensive income
as a result of terminated swaps (1)	4,347	4,430
FFO (after our adjustments for terminated swaps)	$59,920	$64,358

(1)
We terminated certain interest rate swaps in November 2010 and December 2011 in connection with the refinancing of related loans.  In calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding.  In the first quarter of 2011, GAAP net income was reduced by $4.4 million as a result of swaps terminated in November 2010.  However, we offset that by an equivalent amount in calculating FFO, leaving a net zero impact as a result of terminated swaps on our first quarter 2011 FFO.  Similarly, in the first quarter of 2012, GAAP net income was reduced by $4.3 million with respect to the swaps terminated in December 2011.  However, we offset that by an equivalent amount in calculating FFO, leaving a net zero impact as a result of terminated swaps on our first quarter 2012 FFO.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2012 and 2011 consists of the rental operations for our 50 consolidated office properties and nine consolidated multifamily properties.  Our share of results from our unconsolidated Funds, which owned an additional 8 office properties at March 31, 2012 (7 at March 31, 2011), is included through Loss, Including Depreciation, from Unconsolidated Real Estate Funds.

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $1.2 million, or 1%, to $98.0 million for the three months ended March 31, 2012, compared to $99.2 million for the three months ended March 31, 2011.  The decrease primarily reflects lower non-cash revenue from straight line and below-market leases, partly offset by higher cash revenues.  Net accretion from above- and below- market leases declined by $464 thousand to $4.0 million for the three months ended March 31, 2012, compared to $4.5 million for the three months ended March 30, 2011, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Tenant Recoveries:  Total office tenant recoveries increased by $650 thousand, or 7%, to $10.0 million for the three months ended March 31, 2012, compared to $9.3 million for the three months ended March 31, 2011.  The increase is primarily due to favorable common area maintenance (CAM) reconciliations completed in the first quarter of 2012.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $922 thousand, or 5%, to $18.1 million for the three months ended March 31, 2012, compared to $17.2 million for the three months ended March 31, 2011.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expense increased by $343 thousand, or 1%, to $40.9 million for the three months ended March 31, 2012, compared to $40.6 million for the three months ended March 31, 2011.  The increase is primarily due to increases in utilities expenses.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $181 thousand, or 4%, to $4.9 million for the three months ended March 31, 2012, compared to $4.7 million for the three months ended March 31, 2011.  The increase is primarily due to increases in scheduled services and repairs and maintenance.

 General and Administrative Expenses:  General and administrative expenses decreased $786 thousand, or 10.5%, to $6.7 million for the three months ended March 31, 2012, compared to $7.5 million for the three months ended March 31, 2011.  The decrease is primarily due to decreases in legal expenses and employee equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense decreased $11.4 million, or 20%, to $45.8 million for the three months ended March 31, 2012, compared to $57.2 million for the three months ended March 31, 2011.  The decrease is primarily due to the completion of the depreciation of certain tenant-related assets acquired at the time of our IPO in 2006.

Non-Operating Income and Expenses

Loss, Including Depreciation, from Unconsolidated Real Estate Funds:  The loss, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the loss, including depreciation, from our Funds decreased $540 thousand, or 35%, to $984 thousand for the three months ended March 31, 2012, compared to $1.5 million for the three months ended March 31, 2011, which was primarily due to better operating results for the Funds, as well as the inclusion of an asset acquired after the end of the 2011 period.

Interest Expense:  Interest expense increased $5.9 million, or 19%, to $37.6 million for the three months ended March 31, 2012, compared to $31.7 million for the three months ended March 31, 2011.  The increase is primarily due to higher effective interest rates as we fixed the rate on a portion of our debt which was floating during the period of our refinancings, partly offset by lower debt balances.  Although fixing these rates locked in historically low interest rates, the rates were still higher than the floating rates during 2011.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.26 billion at March 31, 2012.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  As of March 31, 2012, approximately $3.05 billion, or 94%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.16% per annum (on an actual / 360-day basis).  As of March 31, 2012, none of our long-term debt that matures in 12 months or less.  For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

At March 31, 2012, our net debt (consisting of our $3.26 billion of borrowings under secured loans less our cash and cash equivalents of $156.0 million) represented 44% of our total market capitalization of $7.05 billion.  Total market capitalization includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price at March 31, 2012 on the New York Stock Exchange of $22.81 per share.

During the quarter ended March 31, 2012,

•
We sold an aggregate of 6.9 million shares of our common stock under our ATM program (which completed that $250.0 million program), in exchange for aggregate gross proceeds of approximately $130.2 million.  After commissions of $1.9 million and other expenses, the net proceeds from sales during the quarter totaled $128.3 million.

•
We obtained a secured, non-recourse $155.0 million term loan, which bears interest at a fixed interest rate of 4.00% through its maturity date of February 1, 2019.  Monthly interest payments are interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

•	We used the proceeds from our ATM program and the new $155.0 million loan, as well as cash on hand, to repay the remaining $522.0 million of our debt scheduled to mature in 2012.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  At March 31, 2012, except for commitments for future capital contributions related to our investment in our Funds totaling $38.5 million, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

Cash Flows

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $1.2 million to $60.0  million for the three months ended March 31, 2012, compared to $61.2 million for the three months ended March 31, 2011.  The decrease was primarily due to an increase in cash interest expense, partly offset by an increase in cash generated from our office portfolio and multifamily portfolios and a decrease in general and administrative expenses.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities increased by $41.3 million to $52.4 million for the three months ended March 31, 2012 compared to $11.1 million for the three months ended March 31, 2011.  The increase is primarily due to our acquisition of an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.4 million.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities increased by $245.1 million to $259.1 million for the three months ended March 31, 2012 compared to $14.0 million for the three months ended March 31, 2011.  The increase is primarily due to the repayment of a $522.0 million loan with a 2012 maturity date, partially offset by new borrowings with a 2019 maturity of $155.0 million and the issuance of 6.9 million shares of our common stock under our ATM program for net proceeds of $128.3 million.

Contractual Obligations

During the first quarter of 2012, we paid down a $522.0 million loan with a maturity date of August 2012, and we entered into a new secured, non-recourse $155.0 million term loan agreement.  As of March 31, 2012, our outstanding $3.26 billion of debt included $3.05 billion of effectively fixed rate debt that bore interest at a weighted average rate of 4.16%, as well as $210.1 million of floating rate debt at a weighted average rate of 1.00% using the floating rates in effect at March 31, 2012.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  Other than the loan mentioned above, there were no material changes outside the ordinary course of business during the first quarter of 2012 in the information regarding specified contractual obligations contained in our 2011 Annual Report on Form 10-K.  During the first quarter of 2012, our commitments for future capital contributions related to our investments in our Funds increased from $38.0 million as of December 31, 2011 to $38.5 million as of March 31, 2012, reflecting the undrawn commitments assumed in our acquisition of an additional interest in one of our Funds, net of contributions funded during the first quarter of 2012.

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

At March 31, 2012, our Funds had obtained capital commitments of $554.7 million, of which $167.3 million remained undrawn.  This amount included commitments from us of $246.4 million, of which $38.5 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds.  Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our Funds at March 31, 2012:

Type of Debt	Principal Balance (in millions)	Maturity Date	Variable Rate	Fixed Rate		Swap Maturity Date

Variable rate term loan (swapped to fixed rate) (1) (2)	$365.0	08/19/13	LIBOR + 1.65%	5.52%	(3)	09/04/12
Fixed rate term loan (4)	$55.0	04/01/16	N/A	5.67%		N/A

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.
(2)
We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund.  We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts we would be required to pay under these agreements.  If that Fund fails to perform any obligations under a swap agreement related to this loan, we remain liable to the swap counterparties.  The maximum future payments under the swap agreements were approximately $6.2 million as of March 31, 2012.  To date, all obligations under the swap agreements have been performed by that Fund in accordance with the terms of the agreements.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2011 Annual Report on Form 10-K.  We have not made any material changes to these policies during the period covered by this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a description of our interest rate contracts, please see Note 8 to our consolidated financial statements contained in Item 1 of this Report.

At March 31, 2012, $860.0 million (26%) of our debt was fixed rate debt, $2.19 billion (67%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $210.1 million (6%) of our debt was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at March 31, 2012, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $1.1 million.

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

As of March 31, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors included in Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales:  We did not make any unregistered sales of our securities during the quarter ended March 31, 2012.

Purchases:  We did not make any purchases of our share equivalents during the quarter ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements.

________________________________________
Footnotes to exhibits
(1)
In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.
Date: May 8, 2012	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date: May 8, 2012	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer