Form 10-Q
period 2012-09-30
Douglas Emmett Inc
filed 2012-11-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2012
Common Stock,	140,750,660	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except shares and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,240,202	5,233,692
Tenant improvements and lease intangibles	677,236	640,647
Investment in real estate, gross	6,769,117	6,726,018
Less: accumulated depreciation	(1,258,690)	(1,119,619)
Investment in real estate, net	5,510,427	5,606,399

Cash and cash equivalents	369,024	406,977
Tenant receivables, net	1,356	1,722
Deferred rent receivables, net	62,965	58,681
Interest rate contracts	9	699
Acquired lease intangible assets, net	5,078	6,379
Investment in unconsolidated real estate funds	150,010	117,055
Other assets	33,876	33,690
Total assets	$6,132,745	$6,231,602

Liabilities
Secured notes payable, including loan premium	$3,441,140	$3,624,156
Interest payable, accounts payable and accrued liabilities	57,500	55,280
Security deposits	34,222	33,954
Acquired lease intangible liabilities, net	71,537	86,801
Interest rate contracts	110,994	98,417
Dividends payable	21,113	17,039
Total liabilities	3,736,506	3,915,647

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 140,750,219 and 131,070,239 outstanding at September 30, 2012 and December 31, 2011, respectively	1,408	1,311
Additional paid-in capital	2,628,390	2,461,649
Accumulated other comprehensive income (loss)	(91,909)	(89,180)
Accumulated deficit	(554,723)	(508,674)
Total Douglas Emmett, Inc. stockholders' equity	1,983,166	1,865,106
Noncontrolling interests	413,073	450,849
Total equity	2,396,239	2,315,955
Total liabilities and equity	$6,132,745	$6,231,602

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Office rental
Rental revenues	$98,428	$97,740	$294,989	$295,059
Tenant recoveries	11,337	11,601	33,099	33,670
Parking and other income	17,658	17,100	52,800	51,006
Total office revenues	127,423	126,441	380,888	379,735

Multifamily rental
Rental revenues	17,157	16,372	50,844	48,647
Parking and other income	1,413	1,246	4,117	3,676
Total multifamily revenues	18,570	17,618	54,961	52,323

Total revenues	145,993	144,059	435,849	432,058

Operating Expenses
Office expense	44,293	44,294	127,684	127,081
Multifamily expense	4,999	4,832	14,860	14,317
General and administrative	6,610	6,954	20,051	21,260
Depreciation and amortization	46,546	45,872	139,071	160,139
Total operating expenses	102,448	101,952	301,666	322,797

Operating income	43,545	42,107	134,183	109,261

Other income	190	299	582	898
Loss including depreciation, from unconsolidated real estate funds	(663)	(285)	(2,764)	(2,064)
Interest expense	(36,844)	(37,717)	(110,996)	(110,245)
Net income (loss)	6,228	4,404	21,005	(2,150)
Less: Net (income) loss attributable to noncontrolling interests	(1,173)	(1,007)	(4,037)	182
Net income (loss) attributable to common stockholders	$5,055	$3,397	$16,968	$(1,968)

Net income (loss) attributable to common stockholders per share – basic	$0.04	$0.03	$0.12	$(0.02)
Net income (loss) attributable to common stockholders per share – diluted	$0.04	$0.03	$0.12	$(0.02)

Dividends declared per common share	$0.15	$0.13	$0.45	$0.36

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Comprehensive Income (unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$6,228	$4,404	$21,005	$(2,150)
Other comprehensive income (loss): cash flow hedge adjustment	(827)	(58,977)	(230)	(43,198)
Comprehensive income (loss)	5,401	(54,573)	20,775	(45,348)
Less comprehensive (income) loss attributable to noncontrolling interests	(1,685)	10,396	(6,536)	8,237
Comprehensive income (loss) attributable to common stockholders	$3,716	$(44,177)	$14,239	$(37,111)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income (loss)	$21,005	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	2,764	2,064
Depreciation and amortization	139,071	160,139
Net accretion of acquired lease intangibles	(13,963)	(15,737)
Amortization of deferred loan costs	3,289	3,555
Amortization of loan premium	(1,060)	(8,732)
Non-cash market value adjustments on interest rate contracts	8,930	14,662
Non-cash amortization of stock-based compensation	4,624	5,708
Change in working capital components:
Tenant receivables	366	33
Deferred rent receivables	(4,284)	(6,956)
Accounts payable and accrued expenses	6,907	8,100
Security deposits	268	1,814
Other	(2,275)	75
Net cash provided by operating activities	165,642	162,575

Investing Activities
Capital expenditures	(44,363)	(39,950)
Contributions to unconsolidated real estate funds	(2,604)	(9,211)
Acquisitions of additional interests in unconsolidated real estate funds	(33,454)	—
Distributions from unconsolidated real estate funds	3,793	4,026
Net cash used in investing activities	(76,628)	(45,135)

Financing Activities
Proceeds from long-term borrowings	440,000	1,745,000
Deferred loan costs	(2,122)	(13,187)
Refund of loan deposit	1,575	—
Repayment of borrowings	(621,956)	(1,779,904)
Distributions to noncontrolling interests	(13,768)	(10,964)
Cash dividends	(58,943)	(41,161)
Investment in taxable REIT subsidiary	—	10
Distributions of capital to noncontrolling interests	(10)	—
Issuance of common stock, net	128,257	59,954
Net cash used in financing activities	(126,967)	(40,252)

(Decrease) increase in cash and cash equivalents	(37,953)	77,188
Cash and cash equivalents at beginning of period	406,977	272,419
Cash and cash equivalents at end of period	$369,024	$349,607

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. Overview

Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. We focus on owning and acquiring a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of September 30, 2012, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and 9 multifamily properties, as well as the fee interests in 2 parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at September 30, 2012, owned 8 additional office properties, for a combined 58 office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (in thousands):
Net income (loss) attributable to common stockholders	$5,055	$3,397	$16,968	$(1,968)
Add back: Net income (loss) attributable to noncontrolling interests in our Operating Partnership	1,072	881	3,713	—
Numerator for diluted net income (loss) attributable to all equity holders	$6,127	$4,278	$20,681	$(1,968)
Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	140,301	127,462	139,453	125,439
Effect of dilutive securities (1) :
Operating partnership units	29,908	31,709	30,517	—
Stock options	2,942	1,398	2,396	—
Unvested long term incentive plan (LTIP) units	674	617	576	—
Weighted average shares of common stock and common stock equivalents outstanding - diluted	173,825	161,186	172,942	125,439
Basic earnings per share:
Net income (loss) attributable to common stockholders per share	$0.04	$0.03	$0.12	$(0.02)
Diluted earnings per share:
Net income (loss) attributable to common stockholders per share	$0.04	$0.03	$0.12	$(0.02)

(1)
Diluted shares represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments. Basic and diluted shares are calculated in accordance with GAAP, and include common stock plus dilutive equity instruments, as appropriate. For the nine months ended September 30, 2011, all potentially dilutive instruments, including OP units, stock options, and LTIP units have been excluded from the computation of weighted average dilutive shares outstanding because they were not dilutive.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU will allow an entity to first assess a number of events and circumstances as qualitative factors to determine whether or not it is necessary to perform a quantitative impairment test. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012, which for us means the first quarter of 2013. We do not expect this ASU to have a material impact on our financial position or results of operations.

The FASB did not issue any other ASUs during the first nine months of 2012 that we expect to be applicable and have a material impact on our financial position or results of operations.

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Office Segment	2012	2011	2012	2011
Rental revenue	$127,423	$126,441	$380,888	$379,735
Rental expense	(44,293)	(44,294)	(127,684)	(127,081)
Segment profit	83,130	82,147	253,204	252,654
Multifamily Segment
Rental revenue	18,570	17,618	54,961	52,323
Rental expense	(4,999)	(4,832)	(14,860)	(14,317)
Segment profit	13,571	12,786	40,101	38,006
Total segments' profit	$96,701	$94,933	$293,305	$290,660

The following table is a reconciliation of segment profit to net income (loss) attributable to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segments' profit	$96,701	$94,933	$293,305	$290,660
General and administrative expense	(6,610)	(6,954)	(20,051)	(21,260)
Depreciation and amortization	(46,546)	(45,872)	(139,071)	(160,139)
Other income	190	299	582	898
Loss, including depreciation, from unconsolidated real estate funds	(663)	(285)	(2,764)	(2,064)
Interest expense	(36,844)	(37,717)	(110,996)	(110,245)
Net income (loss)	6,228	4,404	21,005	(2,150)
Less: Net (income) loss attributable to noncontrolling interests	(1,173)	(1,007)	(4,037)	182
Net income (loss) attributable to common stockholders	$5,055	$3,397	$16,968	$(1,968)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Other Assets

Other assets consist of the following (in thousands) as of:

	September 30, 2012	December 31, 2011
Deferred loan costs, net of accumulated amortization of $7,323 and $8,850 at September 30, 2012 and December 31, 2011, respectively	$20,281	$21,448
Restricted cash	2,377	2,434
Prepaid expenses	6,779	3,770
Interest receivable	—	334
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	1,575
Other	2,451	2,141
Total other assets	$33,876	$33,690

We incurred deferred loan cost amortization expense of $1.2 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

5. Interest Payable, Accounts Payable and Accrued Liabilities

Interest payable, accounts payable and accrued liabilities consist of the following (in thousands) as of:

	September 30, 2012	December 31, 2011
Accounts payable and accrued liabilities	$34,530	$28,360
Accrued interest payable	9,780	10,781
Deferred revenue	13,190	16,139
Total interest payable, accounts payable and accrued liabilities	$57,500	$55,280

6. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	September 30, 2012	December 31, 2011
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(32,633)	(31,389)
Below-market ground leases	3,198	3,198
Accumulated amortization	(455)	(398)
Acquired lease intangible assets, net	$5,078	$6,379

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(204,486)	(189,371)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,397)	(3,248)
Acquired lease intangible liabilities, net	$71,537	$86,801

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

7. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description (1)	Maturity Date		Outstanding Principal Balance as of September 30, 2012	Outstanding Principal Balance as of December 31, 2011	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loans	8/31/2012		$—	$521,956	LIBOR + 0.85%	N/A	--
Term Loan (3)	3/3/2014		16,140	16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		240,000	340,000	LIBOR +1.50%	4.76%	1/2/2013
Fannie Mae Loan	2/1/2016		82,000	82,000	LIBOR + 0.62%	3.92%	1/2/2013
Fannie Mae Loans	6/1/2017		18,000	18,000	LIBOR + 0.62%	3.92%	1/2/2013
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	—	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	—	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			3,441,140	3,623,096
Unamortized Loan Premium (10)			—	1,060
Total			$3,441,140	$3,624,156
Aggregate amount of effective fixed rate loans			$2,168,080	$2,268,080		4.07%
Aggregate amount of fixed rate loans			1,145,000	705,000		4.15%
Aggregate amount of variable rate loans			128,060	650,016		N/A
Aggregate loan principal			3,441,140	3,623,096
Unamortized Loan Premium (10)			—	1,060
Total			$3,441,140	$3,624,156
____________________________________________________

(1)
As of September 30, 2012, (i) the weighted average remaining life of our outstanding debt was 5.8 years; (ii) of the $3.31 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.9 years, the weighted average remaining period during which interest was fixed was 4.4 years and the weighted average annual interest rate was 4.09%; and (iii) including the non-cash amortization of interest rate contracts and prepaid financing, the effective weighted average interest rate was 4.20%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of September 30, 2012, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization table.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization table.

(8)	Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and payments thereafter based upon a 30-year amortization table.

(9)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due on our secured notes payable at September 30, 2012, were as follows (in thousands):

Twelve months ending September 30:
2013	$—
2014	18,952
2015	359,542
2016	94,410
2017	36,504
Thereafter	2,931,732
Total future principal payments	$3,441,140

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk

We manage our interest rate risk associated with floating-rate borrowings by obtaining interest rate swap and interest rate cap contracts. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense and cash flows. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. In limited instances, we use interest rate caps to limit our exposure to interest rate increases on an underlying floating-rate debt instrument. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting. We do not use any other derivative instruments.

As of September 30, 2012, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	9	$2,168,080
Interest Rate Caps	2	$111,920

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of September 30, 2012, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of September 30, 2012, the fair value of derivatives in a net liability position, when aggregated by counterparty, was $118.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

For derivatives designated as cash flow hedges, we estimate an additional $38.0 million will be reclassified within the next 12 months from AOCI to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations (in thousands) for the nine months ended September 30:

	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of gain (loss) recognized in other comprehensive income (OCI) on derivatives (effective portion)	$(44,271)	$(107,568)
Amount of gain (loss) reclassified from AOCI into earnings under "interest expense" (effective portion) (1)	$(44,066)	$(64,370)
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$(38)	$50
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(37)	$(253)

(1)
The nine months ended September 30, 2012 and 2011 includes a non-cash expense of $8.8 million and $10.4 million, respectively, related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value Measurement

We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.  The following table represents the fair values of derivative instruments (in thousands) as of:

	September 30, 2012	December 31, 2011
Derivative assets disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$—	$55
Derivatives not designated as accounting hedges	9	644
Total derivative assets	$9	$699
Derivative liabilities disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$110,994	$97,774
Derivatives not designated as accounting hedges	—	643
Total derivative liabilities	$110,994	$98,417

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

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2012.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of September 30, 2012 without reflecting any net settlement positions with the same counterparty (in thousands):

	September 30, 2012
	Assets	Liabilities
Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	$—	$—
Significant Other Observable Inputs (Level 2)	9	110,994
Significant Unobservable Inputs (Level 3)	—	—
Fair Value of Interest Rate Contracts	$9	$110,994

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.  Equity

Noncontrolling Interests

Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 17% of our operating partnership at September 30, 2012.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii.  The joint venture is two-thirds owned by our operating partnership and was consolidated in our financial statements as of September 30, 2012.

The tables below represent our condensed consolidated statements of equity (in thousands):

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2012, as reported	$1,865,106	$450,849	$2,315,955
Net income	16,968	4,037	21,005
Cash flow hedge adjustment	(2,729)	2,499	(230)
Dividends and distributions	(63,017)	(13,768)	(76,785)
Conversion of operating partnership units	38,060	(38,060)	—
Stock compensation	521	7,526	8,047
Sale of common stock, net of offering costs	128,257	—	128,257
Other	—	(10)	(10)
Balance as of September 30, 2012	$1,983,166	$413,073	$2,396,239

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2011, as reported	$1,827,061	$472,108	$2,299,169
Net loss	(1,968)	(182)	(2,150)
Cash flow hedge adjustment	(35,143)	(8,055)	(43,198)
Dividends and distributions	(45,364)	(10,680)	(56,044)
Conversion of operating partnership units	10,054	(10,054)	—
Stock compensation	1,070	7,852	8,922
Sale of common stock, net of offering costs	59,661	—	59,661
Other	—	10	10
Balance as of September 30, 2011	$1,815,371	$450,999	$2,266,370

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Equity Sales, Conversions and Repurchases

During the nine months ended September 30, 2012, we sold 6.9 million shares of our common stock in open market transactions under our "at the market" (ATM) stock offering program for net proceeds of approximately $128.3 million, and approximately 2.7 million units in our operating partnership were converted to shares of our common stock.  We did not make any repurchases of shares or share equivalents during the nine months ended September 30, 2012.  The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders	$5,055	$3,397	$16,968	$(1,968)
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	14,100	5,722	38,033	10,047
Change from net income (loss) attributable to common stockholders and transfers from noncontrolling interest	$19,155	$9,119	$55,001	$8,079

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

Total net equity compensation expense for equity grants was $1.6 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $4.6 million and $5.7 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts do not include (i) capitalized equity compensation totaling $133 thousand and $139 thousand for the three months ended September 30, 2012 and 2011, respectively, and $387 thousand and $410 thousand for the nine months ended September 30, 2012 and 2011, respectively, and (ii) $3.0 million and $2.8 million in immediately vested equity grants issued during the nine months ended September 30, 2012 and 2011, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.  During each year, we accrue the estimated amount of bonuses that are expected to be settled with immediately vested equity, which historically has been granted shortly after the end of that year as part of the annual bonuses.  Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income for the three months ended September 30, 2012 and 2011 totaled $158 thousand and $155 thousand, respectively, and $457 thousand and $409 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2012 were as follows (in thousands):

Twelve months ending September 30:
2013	$357,946
2014	310,256
2015	260,315
2016	214,007
2017	168,163
Thereafter	438,046
Total future minimum base rentals	$1,748,733

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $547 thousand and $547 thousand for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule of our future minimum ground lease payments as of September 30, 2012 (in thousands):

Twelve months ending September 30:
2013	$733
2014	733
2015	733
2016	733
2017	733
Thereafter	50,759
Total future minimum lease payments	$54,424

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2012 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, interest payable, accounts payable and other liabilities approximate their fair values because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that our secured notes payable in their entirety are classified in Level 2 of the fair value hierarchy. At September 30, 2012, the aggregate fair value of our secured notes payable was estimated to be approximately $3.51 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, compared to their carrying value of $3.44 billion at September 30, 2012.  As of December 31, 2011, the estimated fair value of our secured loans was approximately $3.67 billion compared to their carrying value of $3.62 billion at December 31, 2011.

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

	Nine Months Ended September 30,
	2012	2011
Total revenues	$45,928	$43,866
Operating income	7,787	7,029
Net loss	(9,048)	(10,916)

	September 30, 2012	December 31, 2011
Total assets	$750,837	$762,020
Total liabilities	439,282	450,046
Total equity	311,555	311,974

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2012, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Funds

At September 30, 2012, we had commitments for future capital contributions related to our investments in our Funds totaling $38.5 million. The Investment Period for the Funds ended on October 7, 2012, after which we had a remaining undrawn capital commitment of $27.4 million which may only be drawn for specific purposes.

Tenant Concentrations

For the nine months ended September 30, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "could", "may" or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; the negative results of litigation or governmental proceedings; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see "Item 1A.  Risk Factors" in our 2011 Annual Report on Form 10-K.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2012:

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

•
Our consolidated office portfolio was 90.7% leased and 89.0% occupied, our total office portfolio was 90.4% leased and 88.2% occupied, and our multifamily properties were 99.8% leased and 98.7% occupied.

•	Approximately 85.9% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.1% from our multifamily properties.

•
Approximately 85.8% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.2% from our Honolulu, Hawaii office and multifamily properties.

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

Dispositions:  We had no property dispositions during the first nine months of 2012.

Financings:  Since the beginning of 2012, we have completed the following transactions:

•	During the first quarter of 2012, we closed a secured non-recourse $155.0 million term loan maturing on February 1, 2019, with fixed interest at 4% per annum.

•
During the first quarter of 2012, we sold an aggregate of approximately 6.9 million shares of our common stock under our "at the market" (ATM) program (which completed that $250.0 million program), in exchange for aggregate gross proceeds of approximately $130.2 million. During the third quarter of 2012, we instituted a new ATM program to sell up to an additional $300.0 million of stock, none of which was sold during the quarter.

•
During the first quarter of 2012, we used the proceeds from the debt and ATM financings, together with a portion of our cash on hand, to fully repay a $522.0 million loan, our last with a 2012 maturity date.

•
During the third quarter of 2012, we obtained a secured, non-recourse $285.0 million term loan maturing on June 5, 2019, with fixed interest of 3.85% per annum. Monthly payments are interest-only until February 5, 2017, with principal amortization thereafter based upon a 30-year amortization table. We used $100.0 million of the proceeds to prepay existing debt and retained the remaining proceeds for acquisitions and other working capital needs. See "Liquidity and Capital Resources" below, and Note 7 to our consolidated financial statements in Item 1 of this Report.

Rental Rate Trends

Office Rental Rates: The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Nine Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2012	2011	2010	2009	2008
Average rental rate(2)	$33.40	$32.76	$32.33	$35.11	$41.90
Annualized lease transaction costs(3)	$3.97	$3.64	$3.68	$3.33	$3.23

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

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have generally been less than the rental rates on the expiring leases for the same space.  During the third quarter of 2012, the average straight-line rent under new and renewal leases we signed was 5.2% lower than the average straight-line rent under the expiring leases for the same space.  However, net changes in our office rental rates have not had a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, have been essentially offset by the positive impact of the annual 3% to 5% rent escalations contained in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents as set forth in the following table:

	Three Months Ended
Expiring cash rents:	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Expiring square feet (1)	471,437	264,589	320,283	707,864
Expiring rent per square foot (2)	$33.63	$35.15	$38.27	$39.19

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties totaling 12.9 million square feet, as well as 8 properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to September 30, 2012.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to September 30, 2012 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to September 30, 2012) or defaults occurring after September 30, 2012.  All month-to-month tenants are included in the expiring leases in the first quarter listed.

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

Multifamily Rental Rates.  With respect to our residential properties, our average rent on leases to new tenants during the third quarter of 2012 was 6.4% higher than the rent for the same unit at the time it became vacant.  The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Nine Months Ended	Twelve Months Ended December 31,
	September 30, 2012	2011	2010	2009	2008
Rental rate	$25,966	$24,502	$22,497	$22,776	$23,427

Occupancy Rates

Occupancy Rates: The following tables set forth the occupancy rates for our total office portfolio and multifamily portfolio as of the specified periods:

		December 31,
Occupancy Rates as of:	September 30, 2012	2011	2010	2009	2008
Total Office Portfolio	88.2%	87.5%	86.9%	89.0%	92.4%
Multifamily Portfolio	98.7%	98.4%	98.4%	98.0%	97.9%

	Nine Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	September 30, 2012	2011	2010	2009	2008
Total Office Portfolio	88.0%	87.0%	88.0%	90.3%	93.6%
Multifamily Portfolio	98.5%	98.2%	98.3%	97.9%	98.2%

(1)
Average occupancy rates are calculated by averaging the occupancy on the last day of the quarter with the occupancy on the last day of the prior quarter, and for periods longer than a quarter, by taking the average of the rates at the quarter-end immediately before, and each quarter-end contained in, such period.

Funds From Operations

Many investors use Funds From Operations (FFO) as a performance yardstick to compare our operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), adjusted to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.

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

For the reasons described below, our FFO (adjusted for our terminated swaps) for the three months ended September 30, 2012 increased by $2.7 million, or 4.9%, to $57.3 million compared to $54.6 million for the three months ended September 30, 2011, which is primarily attributable to increased office and multifamily revenue, as well as a decrease in our interest expense resulting from lower debt balances.   FFO (adjusted for our terminated swaps) for the nine months ended September 30, 2012 increased by $1.6 million, or 0.9%, to $178.8 million compared to $177.3 million for the nine months ended September 30, 2011, which is primarily attributable to increased multifamily revenue offset by an increase in our interest expense resulting from the refinancing of maturing floating-rate debt with long-term fixed-rate debt and a larger share of losses from Funds as a result of our acquisition of additional ownership interests.

The following table (in thousands) sets forth a reconciliation of our FFO to net income (loss) computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds From Operations (FFO)
Net income (loss) attributable to common stockholders	$5,055	$3,397	$16,968	$(1,968)
Depreciation and amortization of real estate assets	46,546	45,872	139,071	160,139
Net income (loss) attributable to noncontrolling interests	1,173	1,007	4,037	(182)
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds	3,387	2,837	9,910	8,841
FFO (before adjustments for terminated swaps)	56,161	53,113	169,986	166,830
Amortization of accumulated other comprehensive income as a result of terminated swaps (1)	1,148	1,526	8,855	10,436
FFO (after adjustments for terminated swaps)	$57,309	$54,639	$178,841	$177,266

(1)
We terminated certain interest rate swaps in November 2010 and December 2011 in connection with the refinancing of related loans.  As noted above, in calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding.  In the three and nine months ended September 30, 2011, GAAP net income was reduced by amortization expense as a result of certain swaps terminated in November 2010.  However, in calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount in this table, leaving a net zero impact as a result of terminated swaps on our 2011 FFO.  Similarly, in the three and nine months ended September 30, 2012, GAAP net income was reduced by amortization expense as a result of certain swaps terminated in December 2011, and we offset that expense by an equivalent amount in calculating our 2012 FFO.

Historical Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2012 and 2011 consist of the rental operations for our 50 consolidated office properties and 9 consolidated multifamily properties.  Our share of results from our unconsolidated Funds, which owned an additional 8 office properties at September 30, 2012, is included through Loss, Including Depreciation, from Unconsolidated Real Estate Funds.

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $688 thousand, or 0.7%, to $98.4 million for the three months ended September 30, 2012, compared to $97.7 million for the three months ended September 30, 2011.  The increase primarily reflects higher cash revenues partly offset by lower non-cash revenue from straight line and below-market leases. Net accretion from above- and below-market leases declined by $417 thousand to $3.8 million for the three months ended September 30, 2012, compared to $4.2 million for the three months ended September 30, 2011, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Tenant Recoveries:  Total office tenant recoveries decreased by $264 thousand, or 2.3%, to $11.3 million for the three months ended September 30, 2012, compared to $11.6 million for the three months ended September 30, 2011.  The decrease is primarily due to lower common area maintenance (CAM) recoveries related to both the current year and the prior year reconciliations.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $952 thousand, or 5.4%, to $18.6 million for the three months ended September 30, 2012, compared to $17.6 million for the three months ended September 30, 2011.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses were essentially unchanged at $44.3 million for the three months ended September 30, 2012, compared to $44.3 million for the three months ended September 30, 2011 as a result of modest increases in employee and insurance costs largely offset by lower costs for utilities and other expense reductions.
.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $167 thousand, or 3.5%, to $5.0 million for the three months ended September 30, 2012, compared to $4.8 million for the three months ended September 30, 2011.  The increase is primarily due to increases in utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $344 thousand or 4.9% to $6.6 million for the three months ended September 30, 2012, compared to $7.0 million for the three months ended September 30, 2011.  The decrease is primarily due to decreases in employee equity compensation expense resulting from certain tranches of our 2010 multi-year equity grants becoming fully vested.

Depreciation and Amortization:  Depreciation and amortization expense increased by $674 thousand, or 1.5%, to $46.5 million for the three months ended September 30, 2012, compared to $45.9 million for the three months ended September 30, 2011.  The increase is primarily due to higher tenant improvement and lease intangible balances.

Non-Operating Income and Expenses

Loss, Including Depreciation, from Unconsolidated Real Estate Funds:  The loss, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the loss, including depreciation, from our Funds increased by $378 thousand, or 132.6%, to $663 thousand for the three months ended September 30, 2012, compared to $285 thousand for the three months ended September 30, 2011, which was primarily due to our increased ownership in the Funds as a result of our acquisition of an additional 16.3% interest in Douglas Emmett Fund X, LLC during the first quarter.

Interest Expense:  Interest expense decreased by $873 thousand, or 2.3%, to $36.8 million for the three months ended September 30, 2012, compared to $37.7 million for the three months ended September 30, 2011.  The decrease primarily reflects lower debt balances and market interest rates, as well as non-cash market value adjustments related to interest rate swaps not designated as hedges, partly offset by decreased amortization of non-cash loan premium. See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011

Revenues

Office Rental Revenue:  Total office rental revenue was essentially unchanged at $295.0 million for the nine months ended September 30, 2012, compared to $295.1 million for the nine months ended September 30, 2011.  The decrease primarily reflects lower non-cash revenue from straight line and below-market leases, almost entirely offset by higher cash revenues.  Net accretion from above- and below- market leases declined by $1.7 million to $11.4 million for the nine months ended September 30, 2012, compared to $13.1 million for the nine months ended September 30, 2011, largely as the result of the ongoing expiration of leases in place at the time of our IPO.

Tenant Recoveries:  Total office tenant recoveries decreased by $571 thousand, or 1.7%, to $33.1 million for the nine months ended September 30, 2012, compared to $33.7 million for the nine months ended September 30, 2011.  The decrease is primarily due to lower common area maintenance (CAM) recoveries related to both the current year and the prior year reconciliations.

Total Multifamily Revenue:  Total multifamily revenue increased by $2.6 million, or 5.0%, to $55.0 million for the nine months ended September 30, 2012, compared to $52.3 million for the nine months ended September 30, 2011.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expense increased by $603 thousand, or 0.5%, to $127.7 million for the nine months ended September 30, 2012, compared to $127.1 million for the nine months ended September 30, 2011.  The increase is primarily due to modest increases in utilities expense and payroll, partly offset by lower property taxes.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $543 thousand, or 3.8%, to $14.9 million for the nine months ended September 30, 2012, compared to $14.3 million for the nine months ended September 30, 2011.  The increase is primarily due to increases in scheduled services and utilities expense.

 General and Administrative Expenses:  General and administrative expenses decreased by $1.2 million, or 5.7%, to $20.1 million for the nine months ended September 30, 2012, compared to $21.3 million for the nine months ended September 30, 2011.  The decrease is primarily due to decreases in employee equity compensation expense resulting from certain tranches of our 2010 multi-year equity grants becoming fully vested.

Depreciation and Amortization:  Depreciation and amortization expense decreased by $21.1 million, or 13.2%, to $139.1 million for the nine months ended September 30, 2012, compared to $160.1 million for the nine months ended September 30, 2011.  The decrease is primarily due to the completion of the depreciation of certain tenant-related assets acquired at the time of our IPO in 2006.

Non-Operating Income and Expenses

Loss, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the loss, including depreciation, from our Funds increased by $700 thousand, or 33.9%, to $2.8 million for the nine months ended September 30, 2012, compared to $2.1 million for the nine months ended September 30, 2011, which was primarily due to our increased ownership in the Funds as a result of our acquisition of an additional 16.3% interest in Douglas Emmett Fund X, LLC during the first quarter.

Interest Expense:  Interest expense increased by $751 thousand, or 0.7%, to $111.0 million for the nine months ended September 30, 2012, compared to $110.2 million for the nine months ended September 30, 2011.  The increase primarily reflects lower amortization of non-cash loan premium, partly offset by lower debt balances and lower non-cash amortization from interest rate swaps.  See Notes 7 and 8 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.44 billion at September 30, 2012.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  As of September 30, 2012, approximately $3.31 billion, or 96%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.09% per annum (on an actual / 360-day basis).  As of September 30, 2012, none of our long-term debt matures in 12 months or less.  For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At September 30, 2012, our net debt (consisting of our $3.44 billion of borrowings under secured loans less our cash and cash equivalents of $369.0 million) represented 43% of our total enterprise value of $7.08 billion.  Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on September 28, 2012 (the last business day of the quarter) on the New York Stock Exchange of $23.07 per share. For a description of our financing transactions during the nine months ended September 30, 2012, please see "Current Year Acquisitions, Dispositions and Financings" above.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  At September 30, 2012, except for commitments for future capital contributions related to our investment in our Funds totaling $38.5 million, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

Cash Flows

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $3.1 million to $165.6 million for the nine months ended September 30, 2012, compared to $162.6 million for the nine months ended September 30, 2011.  The increase is primarily due to an increase in cash revenues from our office and multifamily portfolios of $8.6 million, partly offset by an increase in cash operating expenses of $1.0 million, an increase in cash paid for interest of $1.8 million due to the timing of payments on certain of our interest rate swaps, and cash changes to working capital of approximately $2.4 million.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities increased by $31.5 million to $76.6 million for the nine months ended September 30, 2012, compared to $45.1 million for the nine months ended September 30, 2011.  The increase is primarily due to our acquisition of an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.4 million.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities increased by $86.7 million to $127.0 million for the nine months ended September 30, 2012, compared to $40.3 million for the nine months ended September 30, 2011.  The increase is primarily due to the repayment of borrowings of $622.0 million, partially offset by new borrowings of $440.0 million and the issuance of 6.9 million shares of our common stock under our ATM program in the first quarter of 2012 for net proceeds of $128.3 million.

Contractual Obligations

During the first quarter of 2012, we paid down a $522.0 million loan with a maturity date of August 2012, and we entered into a new secured, non-recourse $155.0 million term loan agreement.  During the third quarter of 2012, we obtained a secured, non-recourse $285.0 million term loan. We used $100.0 million of the proceeds to prepay existing debt with a maturity date of April 2015 and retained the remaining proceeds for acquisitions and other working capital needs. As of September 30, 2012, our outstanding $3.44 billion of debt included $3.31 billion of effectively fixed rate debt that bore interest at a weighted average rate of 4.09%, as well as $128.1 million of floating rate debt at a weighted average rate of 1.02% using the floating rates in effect at September 30, 2012.  See Note 7 to our consolidated financial statements in Item 1 of this Report.  Other than the loan mentioned above, during the first nine months of 2012 there were no material changes outside the ordinary course of business in the information regarding contractual obligations contained in our 2011 Annual Report on Form 10-K.  During the first nine months of 2012, our commitments for future capital contributions related to our investments in our Funds increased from $38.0 million as of December 31, 2011 to $38.5 million as of September 30, 2012, reflecting the undrawn commitments assumed in our acquisition of an additional interest in one of our Funds, net of contributions funded during the first quarter of 2012. The Investment Period for the Funds ended on October 7, 2012, after which we had a remaining undrawn capital commitment of $27.4 million which may only be drawn for specific purposes.

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

At September 30, 2012, our Funds had obtained capital commitments of $554.7 million, of which $167.3 million remained undrawn.  This amount included commitments from us of $246.4 million, of which $38.5 million remained undrawn.

We do not have any debt outstanding in connection with our interest in our Funds.  Each of our Funds may have its own debt, secured by the properties it owns.  The following table summarizes the debt of our Funds at September 30, 2012:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Variable rate term loan (1) (2)	$365.0	8/19/2013	LIBOR + 1.65%	(3)
Fixed rate term loan (4)	$54.5	4/1/2016	5.7%

(1)	The loan is secured by six properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity.

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

(3)	Assumed by one of our Funds upon acquisition of the property securing the loan. Requires monthly payments of principal and interest.

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

At September 30, 2012, $1.15 billion (33%) of our consolidated debt was fixed rate debt, $2.17 billion (63%) of our consolidated debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $128.1 million (4%) of our consolidated debt was unhedged floating rate debt. Based on the level of unhedged floating rate consolidated debt outstanding at September 30, 2012, a 50 basis point change in LIBOR would result in an annual impact to our earnings (through interest expense) of approximately $649 thousand. In addition, certain of our unconsolidated funds have debt that was unhedged floating rate debt at September 30, 2012. A 50 basis point change in LIBOR would result in an annual impact to our earnings (through loss including depreciation from unconsolidated real estate funds) of approximately $1.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

As of September 30, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

As of the date of this Report, we are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our 2011 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales:  We did not make any unregistered sales of our securities during the quarter ended September 30, 2012.

Purchases:  We did not make any purchases of our share equivalents during the quarter ended September 30, 2012.

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

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements.

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

DOUGLAS EMMETT, INC.
Date:	November 7, 2012	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	November 7, 2012	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer