Form 10-K
period 2012-12-31
Douglas Emmett Inc
filed 2013-02-27
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
Commission file number: 1-33106
Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, 2nd Floor
Santa Monica, California 90401
(310) 255-7700
(Address, including Zip Code and Telephone Number, including Area Code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ or No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes ☐ or No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑ Accelerated Filer ☐ Non Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ or No ☑

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 29, 2012, was $3.0 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 142,475,670 shares of its common stock, $0.01 par value, outstanding as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2013 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. At December 31, 2012, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet of space and 9 multifamily properties containing 2,868 apartment units, as well as the fee interests in 2 parcels of land subject to ground leases. We also manage and own equity interests in 2 unconsolidated institutional real estate funds, that at December 31, 2012, owned 8 additional Class A office properties totaling approximately 1.8 million square feet of space. We manage these 8 properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined 58 Class A office properties totaling approximately 14.7 million square feet. All of these properties are concentrated in 9 premier Los Angeles County submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank, as well as in Honolulu, Hawaii.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•
Concentration of High Quality Office and Multifamily Assets in Premier Submarkets. First, we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. In addition, our diverse base of office tenants operates in a variety of legal, medical, entertainment, technology, financial and other professional businesses, reducing our dependence on any one industry. In 2012, 2011 and 2010, no tenant provided more than 10% of our total rental revenue and tenant reimbursements.

•
Disciplined Strategy of Acquiring Substantial Market Share. Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average about 25% of the Class A office space in our targeted submarkets.

•
Proactive Asset and Property Management. Finally, our fully integrated focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services. We believe this provides a key competitive advantage in managing our office portfolio, which at December 31, 2012 consisted of 2,388 office leases, with a median size of approximately 2,400 square feet, and our 2,868 apartment units. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration. Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases each business day. Finally, our in-house construction company allows us to compress the time required for building out many smaller spaces, so that we can reduce the resulting structural vacancy.

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

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the Americans with Disabilities Act of 1990 (ADA) and rent control laws. Various environmental laws impose liability for release, disposal or exposure to various hazardous materials, including asbestos-containing materials, a substance known to be present in a number of our buildings. Such laws could impose liability on us even if we neither knew about nor were responsible for the contamination. Under the ADA, we must meet federal requirements related to access and use by disabled persons to the extent that our properties are “public accommodations”. The costs of our on-going efforts to comply with these laws are substantial. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral.

The Cities of Los Angeles and Santa Monica have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low and moderate-income housing regulations. Such laws and regulations limit our ability to increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. In addition, any failure to comply with low and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. Although under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, any subsequent increases in rental rates remain limited by Los Angeles and Santa Monica rent control regulations.

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

As of December 31, 2012, we owned an interest in a subsidiary which was intended to be treated as a qualified REIT subsidiary (QRS). The Internal Revenue Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2012, we owned interests in certain corporations which have elected to be treated as taxable REIT subsidiaries. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

One of our Funds owns properties through an entity which is intended to also qualify as a REIT, and its failure to so qualify could have similar impacts on us.

Employees

As of December 31, 2012, we employed approximately 520 people. We believe that our relationships with our employees are good.

Corporate Structure

We were formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership. As the sole stockholder of the general partner of our operating partnership, under its partnership agreement we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Funds

We manage and have a significant investment in 2 unconsolidated institutional real estate funds (Funds), which owned 8 Class A office properties totaling 1.8 million square feet at December 31, 2012.  Our ownership interest entitles us to a pro rata share of any distributions based on our ownership (a weighted average of 56% at December 31, 2012 based on square footage), additional distributions based on the total invested capital and a carried interest if the investors’ distributions exceed a hurdle rate.  We also receive fees and reimbursement of expenses for managing our unconsolidated Funds’ properties. The Investment Period for the Funds ended on October 7, 2012, after which they had remaining undrawn capital commitments of $108.0 million (including $27.4 million from us) which may only be drawn for specific purposes. Subsequent to year end, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments. This increased our weighted average ownership percentage to 59%.

While the financial data in this Report does not include our Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our Funds, as we believe it assists in understanding our business. For further information, see Note 18 to our consolidated financial statements in Item 15 of this Report.

Segments

We have two reportable segments: Office Properties and Multifamily Properties. Information related to our business segments for 2012, 2011 and 2010 is set forth in Note 16 to our consolidated financial statements in Item 15 of this Report.

Principal Executive Offices

Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Santa Monica, California 90401 (telephone 310-255-7700). We believe that our current facilities are adequate for our present and future operations.

Available Information

We make available free of charge on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). None of the information on or hyperlinked from our website is incorporated into this Report.

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

Risks Related to Our Properties and Our Business

All of our properties (including the properties owned by our Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies. Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas. Because all of our properties are located in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the Los Angeles County and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, budget deficits, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, wildfires and other events). In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Los Angeles County and the surrounding region, or in Honolulu, or any decrease in demand for office space resulting from the California or Hawaii regulatory or business environment could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure any level of growth in the Los Angeles County or Honolulu economies or of our company.

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

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, continued legislative uncertainty related to federal and state spending and tax policy, or the public perception that any of these events may occur, could result in a general decline in rents and property values and an increased incidence of defaults under existing leases. If we cannot operate our properties effectively, or if we do not acquire desirable properties, and when appropriate dispose of properties, on favorable terms at appropriate times, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected. There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. As of December 31, 2012, our total consolidated indebtedness was approximately $3.44 billion, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially in periods like the recent global financial downturn when credit is harder to obtain, could have significant other adverse consequences, including the following:

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

The downturn had, and may continue to have, an unprecedented negative impact on the global credit markets. Credit tightened significantly. If this reoccurs or other factors affect the availability of credit to us, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our Funds’ ability to make distributions to its respective members, including us.

The economic downturn adversely affected, and may continue to adversely affect, the businesses of many of our tenants. As a result, we have seen increases in bankruptcies of our tenants and increased defaults by tenants, which could continue, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

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

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we experience lease roll-down from time to time. As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn, such as the recent global economic downturn, and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize our asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time (including in 2012) rental rates for expiring leases may be higher than starting rental rates for new leases. Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds.

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

We may be unable to renew leases or lease vacant space. As of December 31, 2012, 8.9% of the square footage of the properties in our total office portfolio, including 8.5% of our consolidated office portfolio, was available for lease. As of December 31, 2012, 20.8% of leases (representing 12.6% of the square footage) in our total portfolio, including 20.5% of leases (representing 12.5% of the square footage) in our consolidated portfolio, were scheduled to expire in 2013. In addition, as of December 31, 2012, approximately 0.3% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are originally renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms. Our leases may not be renewed, in which case we must find new tenants for that space. To attract new tenants or retain existing tenants, particularly in periods of contraction, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

Furthermore, as part of our business strategy, we have focused and intend to continue to focus on securing smaller-sized tenants for our office portfolios. Smaller tenants may present greater credit risks and be more susceptible to economic downturns than larger tenants, and may be more likely to cancel or elect not to renew their leases. In addition, we intend to actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure you that any such vacancies will be filled following a property acquisition, or that any new tenancies will be established at or above market rates. If the rental rates for our properties decrease, other tenant incentives increase, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, would be adversely affected.

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

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows. Even as a REIT for federal income tax purposes, we are required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. The impact of a potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. Therefore, the amount of property taxes we pay could increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flows would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

Risks Related to Our Organization and Structure

Tax consequences to holders of operating partnership units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of other stockholders.  Some of our properties were contributed to us in exchange for units of our operating partnership. As a result of the unrealized built-in gain attributable to such properties at the time of their contribution, some holders of operating partnership units, including our executive officers, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our executive officers will have significant influence over our affairs.  At December 31, 2012, our executive officers owned approximately 5% of our outstanding common stock, but they would own approximately 23% assuming that they convert all of their interests in our operating partnership into common stock and exercise all of their options for common stock. As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Our growth depends on external sources of capital which are outside of our control. In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our “real estate investment trust” taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage, and any additional equity that we issue will cause dilution to our common stock. Our access to third-party sources of capital depends on many factors, some of which include:

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

Our board of directors may change significant corporate policies without stockholder approval. Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends. Since our 2006 taxable year, we have operated in a manner intended to allow us to qualify as a REIT for federal income tax purposes. To qualify as a REIT, we must satisfy certain highly technical and complex asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources; at least 75% of the value of our total assets must be represented by certain real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities; and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. Our ability to satisfy these tests depends upon our analysis of and compliance with numerous factors, many of which are not susceptible to a precise determination and have only limited judicial and administrative interpretations, and which are not entirely within our control. The fact that we hold most of our assets through the operating partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status.  In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we intend to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

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

One of our Funds owns properties through an entity which is intended to also qualify as a REIT, and the failure of that entity to so qualify could have similar impacts on us.

Even if we qualify as a REIT, we will be required to pay some taxes. Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiary, will be subject to federal and possibly state corporate income tax. We have elected to treat several subsidiaries as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. In addition, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our total portfolio of 67 properties consists of 50 office properties that we directly own and operate, 8 office properties that we operate and indirectly own through our equity interest in our Funds, and 9 wholly-owned multifamily properties. We also own the fee interests in 2 parcels of land subject to ground leases. Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio
As of December 31, 2012, all properties in our total office portfolio were 100% owned, except 8 properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest. The measurements below are based on Building Owners and Managers Association (BOMA) 1996 remeasurement. The following table sets forth submarket data with respect to our total office portfolio properties as of December 31, 2012:

Office Portfolio by Submarket	Number of Properties	Rentable Square Feet (1)	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(2)	Our Market Share in Submarket
Beverly Hills	7	1,417,911	9.7%	7,709,880	18.4%
Brentwood	14	1,700,886	11.6	3,356,126	50.7
Burbank	1	420,949	2.9	6,662,410	6.3
Century City	3	916,059	6.2	10,064,599	9.1
Honolulu	4	1,716,704	11.7	5,088,599	33.7
Olympic Corridor	5	1,098,070	7.5	3,022,969	36.3
Santa Monica	8	970,962	6.6	8,700,348	11.2
Sherman Oaks/Encino	11	3,181,254	21.7	6,171,530	51.5
Warner Center/Woodland Hills	3	2,855,909	19.4	7,239,293	39.5
Westwood	2	396,808	2.7	4,443,398	8.9
Total	58	14,675,512	100.0%	62,459,152	23.5

(1)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement. Total consists of 13,195,690 leased square feet (includes 218,378 square feet with respect to signed leases not commenced), 1,309,210 available square feet, 100,451 building management use square feet, and 70,161 square feet of BOMA 1996 adjustment on leased space.

(2)	Source: CB Richard Ellis

Portfolio Occupancy and In-place Rents
The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2012:

Office Portfolio by Submarket	Percent Leased (1)	Annualized Rent (2)	Annualized Rent Per Leased Square Foot (3)
Beverly Hills	94.4%	$54,767,489	$42.21
Brentwood	87.4	55,246,074	37.45
Burbank	100.0	15,083,328	35.83
Century City	96.9	32,536,688	37.66
Honolulu	90.5	47,794,081	32.11
Olympic Corridor	93.1	32,531,366	32.35
Santa Monica (4)	98.8	51,417,969	54.61
Sherman Oaks/Encino	93.0	91,039,524	31.78
Warner Center/Woodland Hills	82.9	65,992,579	29.20
Westwood	92.6	13,105,528	36.43
Total / Weighted Average	91.1	$459,514,626	35.41

(1)	Includes 218,378 square feet with respect to signed leases not yet commenced.

(2)
Represents annualized cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements (excluding signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)	Represents annualized rent divided by leased square feet (excluding signed leases not commenced).

(4)	Includes $1,332,386 of annualized rent attributable to our corporate headquarters.

Tenant Diversification
Our total office portfolio is currently leased to approximately 2,200 tenants in a variety of industries, including entertainment, real estate, technology, legal and financial services. The following table sets forth information regarding tenants with 1.0% or more of annualized rent in our total office portfolio as of December 31, 2012:

Office Portfolio by Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(2)	Percent of Annualized Rent
Time Warner(3)	4	4	2013-2020	625,748	4.3%	$22,180,652	4.8%
William Morris Endeavor(4)	1	1	2027	170,898	1.2	8,546,896	1.9
AIG (Sun America Life Insurance)	1	1	2013	182,010	1.2	6,075,566	1.3
Bank of America(5)	10	8	2013-2018	111,815	0.7	4,961,679	1.1
The Macerich Partnership, L.P.	1	1	2018	90,832	0.6	4,717,172	1.0
Total	17	15		1,181,303	8.0%	$46,481,965	10.1%

(1)
Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, the ranges reflect all leases other than storage, ATM and similar leases.

(2)
Represents annualized cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2012 (does not include 218,378 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
Includes a 10,000 square foot lease expiring in October 2013, a 150,000 square foot lease expiring in April 2016, a 421,000 square foot lease expiring in September 2019 and a 45,000 square foot lease expiring in December 2020.

(4)	Includes 169,000 square feet of office and 2,000 square feet of storage expiring June 2027. Does not include an additional 8,000 square feet under leases that commence in 2013 and expire in 2027.

(5)
Includes a 21,000 square foot lease expiring in September 2013, a 7,000 square foot lease expiring in March 2014, a 9,000 square foot lease expiring in September 2014, an 11,000 square foot lease expiring in October 2014, an 11,000 square foot lease expiring in November 2014, a 4,000 square foot lease expiring in February 2015, a 6,000 square foot lease expiring in May 2015, a 23,000 square foot lease expiring in December 2015, a 12,000 square foot lease expiring in March 2018 and an 8,000 square foot lease expiring March 2018.

Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2012:

Industry	Number of Leases	Annualized Rent as a Percent of Total
Legal	475	18.4%
Financial Services	305	13.8
Entertainment	156	12.9
Real Estate	177	9.4
Accounting & Consulting	290	9.0
Health Services	308	7.8
Insurance	113	7.8
Retail	189	6.9
Technology	101	4.3
Advertising	68	2.9
Public Administration	65	2.4
Educational Services	24	1.6
Other	117	2.8
Total	2,388	100.0%

Lease Distribution
The following table sets forth information relating to the distribution of leases in our total office portfolio based on rentable square feet leased as of December 31, 2012:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)	Square Feet as a Percent of Total	Annualized Rent (2)	Annualized Rent as a Percent of Total
2,500 or less	1,234	51.7%	1,674,737	11.4%	$58,464,363	12.7%
2,501-10,000	844	35.3	4,037,712	27.5	139,858,337	30.4
10,001-20,000	207	8.7	2,866,732	19.5	102,412,442	22.3
20,001-40,000	79	3.3	2,151,138	14.7	75,229,829	16.4
40,001-100,000	19	0.8	1,197,779	8.2	45,616,738	9.9
Greater than 100,000	5	0.2	1,049,214	7.1	37,932,917	8.3
Subtotal	2,388	100.0%	12,977,312	88.4%	$459,514,626	100.0%
Signed leases not commenced			218,378	1.5
Available			1,309,210	8.9
Building Management Use			100,451	0.7
BOMA Adjustment (3)			70,161	0.5
Total	2,388	100.0%	14,675,512	100.0%	$459,514,626	100.0%

(1)	Average tenant size is approximately 5,400 square feet. Median is approximately 2,400 square feet.

(2)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2012 (does not include 218,378 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2012, plus available space, in our total office portfolio assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent(1)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(2)	Annualized Rent Per Leased Square Foot at Expiration(3)
2013	497	1,847,013	12.6%	$67,013,836	14.6%	$36.28	$36.52
2014	454	1,932,448	13.2	69,461,875	15.1	35.95	37.28
2015	411	1,952,328	13.3	65,781,826	14.3	33.69	35.84
2016	341	1,867,453	12.7	62,984,762	13.7	33.73	36.44
2017	308	1,723,328	11.7	56,224,891	12.2	32.63	36.83
2018	170	1,062,182	7.2	43,007,851	9.4	40.49	43.73
2019	61	926,359	6.3	32,867,932	7.2	35.48	41.47
2020	56	553,080	3.8	19,858,473	4.3	35.91	42.66
2021	36	405,322	2.8	13,917,508	3.0	34.34	40.91
2022	23	221,203	1.5	6,924,377	1.5	31.30	41.01
Thereafter	31	486,596	3.3	21,471,295	4.7	44.13	58.09
Subtotal	2,388	12,977,312	88.4	459,514,626	100.0	35.41	38.79
Signed leases not commenced		218,378	1.5
Available		1,309,210	8.9
Building management use		100,451	0.7
BOMA adjustment (4)		70,161	0.5
Total/Weighted Average	2,388	14,675,512	100.0%	$459,514,626	100.0%	$35.41	$38.79

(1)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2012 (does not include 218,378 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(2)	Represents annualized base rent divided by leased square feet.

(3)	Represents annualized base rent at expiration divided by leased square feet.

(4)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Multifamily Portfolio
The following tables present data with respect to our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2012:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total
Brentwood	5	950	33%
Honolulu	2	1,098	38
Santa Monica	2	820	29
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent per Lease Unit
Brentwood	99.7%	$24,285,384	$2,137
Honolulu	99.7	19,620,300	1,493
Santa Monica(2)	99.6	23,195,604	2,366
Total / Weighted Average	99.7	$67,101,288	1,956

(1)	Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2012.

(2)	Excludes 8,013 square feet of ancillary retail space, generating $210,681 of annualized rent as of December 31, 2012.

Historical Office Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2012	2011	2010
Renewals (1)
Number of leases	415	427	406
Square feet	1,645,755	1,916,602	1,808,739
Tenant improvement costs per square foot (2)(3)	$9.08	$9.51	$10.66
Leasing commission costs per square foot (2)	$6.30	$5.72	$6.29
Total tenant improvement and leasing commission costs (2)	$15.38	$15.23	$16.95

New leases (4)
Number of leases	293	322	275
Square feet	1,026,939	1,004,811	897,196
Tenant improvement costs per square foot (2)(3)	$18.38	$19.37	$18.43
Leasing commission costs per square foot (2)	$8.11	$7.22	$7.61
Total tenant improvement and leasing commission costs (2)	$26.49	$26.59	$26.04

Total
Number of leases	708	749	681
Square feet	2,672,694	2,921,413	2,705,935
Tenant improvement costs per square foot (2)(3)	$12.65	$12.90	$13.23
Leasing commission costs per square foot (2)	$7.00	$6.24	$6.73
Total tenant improvement and leasing commission costs (2)	$19.65	$19.14	$19.96

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures in our total office portfolio:

	Year Ended December 31,
Office	2012	2011	2010
Recurring capital expenditures	$2,741,468	$2,746,628	$2,854,605
Total Square Feet(1)	11,894,253	11,892,726	11,891,541
Recurring capital expenditures per square foot	$0.23	$0.23	$0.24

(1)	Excludes square footage attributable to acquired properties with only non-recurring capital expenditures in the respective period.

The following table sets forth certain information regarding historical recurring capital expenditures in our multifamily portfolio:

	Year Ended December 31,
Multifamily	2012	2011	2010
Recurring capital expenditures(1)	$1,245,197	$1,440,962	$1,124,886
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$434	$502	$392

(1)
Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only insignificant rent increases since 1979. Historically, when a tenant has vacated one of these units, we have spent between $34,000 and $45,000 per unit, depending on apartment size, to bring the unit up to our standards. We characterize these expenditures as non-recurring capital expenditures. Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”. On December 31, 2012, the reported closing sale price per share of our common stock on the New York Stock Exchange was $23.30. The following table shows our dividends declared, and the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Dividend declared	$0.15	$0.15	$0.15	$0.18
Common Stock Price
High	$22.83	$23.68	$24.48	$24.32
Low	$18.46	$21.10	$22.94	$21.71
2011
Dividend declared	$0.10	$0.13	$0.13	$0.13
Common Stock Price
High	$19.25	$21.05	$20.80	$19.70
Low	$16.86	$18.73	$15.54	$15.92

Holders of Record
We had 18 holders of record of our common stock on February 20, 2013. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from December 31, 2007 to December 31, 2012 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2007 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Source: SNL Financial LC

Item 6. Selected Financial Data

The following table sets forth summary financial and operating data as of, and for the years ended, December 31, 2012, 2011, 2010, 2009 and 2008. You should read the following summary financial and operating data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the financial statements included elsewhere in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data (in thousands):
Total office revenues	$505,276	$505,077	$502,700	$502,767	$537,377
Total multifamily revenues	73,723	70,260	68,144	68,293	70,717
Total revenues	578,999	575,337	570,844	571,060	608,094
Operating income	175,810	152,474	140,027	148,358	154,234
Income (Loss) attributable to common stockholders	22,942	1,451	(26,423)	(27,064)	(27,993)
Per Share Data:
Income (Loss) per share - basic and diluted	$0.16	$0.01	$(0.22)	$(0.22)	$(0.23)
Weighted average common shares outstanding (in thousands):
Basic	139,791	126,187	122,715	121,553	120,726
Diluted	173,120	159,966	122,715	121,553	120,726
Dividends declared per common share	$0.63	$0.49	$0.40	$0.40	$0.75

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (in thousands):
Total assets	$6,103,807	$6,231,602	$6,279,289	$6,059,932	$6,761,034
Secured notes payable	3,441,140	3,624,156	3,668,133	3,273,459	3,692,785
Other Data:
Number of consolidated properties (1)	59	59	59	58	64

(1)
All properties are 100% owned by our operating partnership, except (i) 1 property owned by a consolidated joint venture in which we held a 66.7% interest and (ii) 6 properties owned by one of our Funds which was only consolidated in 2008.

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

Executive Summary
Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2012, our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet and 9 multifamily properties containing 2,868 apartment units, as well as the fee interests in 2 parcels of land subject to ground leases. Our total office portfolio consisted of 58 office properties with approximately 14.7 million rentable square feet, which includes our consolidated office properties and the 8 Class A office properties owned by the Funds we manage, and in which we own a weighted average of 56% based on square footage. As of December 31, 2012, our consolidated office portfolio was 91.5% leased and 89.9% occupied, our total office portfolio (including properties owned by our Funds and our operating partnership) was 91.1% leased and 89.6% occupied, and our multifamily properties were 99.7% leased and 98.7% occupied. At December 31, 2012, the annualized rent of our consolidated portfolio reflected approximately 85.8% from our office properties and the remaining 14.2% from our multifamily properties. Our properties are located in 9 premier Los Angeles County submarkets—Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank—as well as in Honolulu, Hawaii. At December 31, 2012, the annualized rent of our consolidated portfolio reflected approximately 85.8% from our Los Angeles County office and multifamily properties and the remaining 14.2% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Financings

•
In January 2012, we obtained a secured, non-recourse $155.0 million term loan. The loan bears interest at a fixed interest rate of 4.00% through its maturity date of February 1, 2019. Monthly interest payments are interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

•
During the first quarter of 2012, we sold an aggregate of approximately 6.9 million shares of our common stock under our "at the market" (ATM) program (which completed that $250.0 million program), in exchange for aggregate gross proceeds of approximately $130.2 million. During the third quarter of 2012, we instituted a new ATM program to sell up to an additional $300.0 million of stock, none of which was sold during the year.

•
During the first quarter of 2012, we used the proceeds from the debt and ATM financings, together with a portion of our cash on hand, to fully repay a $522.0 million loan, our last with a 2012 maturity date.

•
In July 2012, we obtained a secured, non-recourse $285.0 million term loan maturing on June 5, 2019, with fixed interest of 3.85% per annum. Monthly payments are interest-only until February 5, 2017, with principal amortization thereafter based upon a 30-year amortization table. We used $100.0 million of the proceeds to prepay existing debt and retained the remaining proceeds for acquisitions and other working capital needs. See "Liquidity and Capital Resources" below, and Note 6 to our consolidated financial statements in Item 15 of this Report.

Acquisitions:  During the first quarter of 2012 we acquired an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.5 million from an existing Fund investor that was rebalancing its portfolio.  The acquisition also included the assumption of approximately $3.2 million in undrawn commitments. Douglas Emmett Fund X, LLC owns 6 properties, totaling 1.4 million square feet of office space in our core submarkets, as well as an interest of approximately 10% in our second Fund.

Dispositions: We had no property dispositions during 2012.

Development: We have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu.  Each development is on land which we already own. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Honolulu until late 2013 or early 2014, while groundbreaking on our Los Angeles project is more likely than not expected to occur before late 2014.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. During 2012, we had no properties that qualified as repositioning properties.

Results of Operations and Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. The comparability of our results of operations in 2012, 2011 and 2010 is affected by a number of acquisitions: the acquisition of one office property we acquired in 2010, one property acquired by one of our Funds during each of 2010 and 2011, and an additional interest we acquired in one of our Funds in 2012. See Note 3 to our consolidated financial statements in Item 15 of this Report.

Funds From Operations

Many investors use Funds From Operations (FFO) as a performance yardstick to compare our operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), adjusted to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.

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

For the reasons described below, our FFO (adjusted for our terminated swaps) increased by $14.2 million, or 6.4%, to $235.4 million for 2012 compared to $221.2 million for 2011, which is primarily attributable to a swap termination fee of $10.1 million paid in 2011. FFO (adjusted for our terminated swaps) increased by $26.9 million or 13.8% to $221.2 million for 2011 compared to $194.4 million for 2010, which is primarily attributable to lower interest expense in 2011 compared to 2010, due to lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps.

The following table (in thousands) sets forth a reconciliation of our FFO to net income (loss) computed in accordance with GAAP:

	Year Ended December 31,
	2012	2011	2010
Funds From Operations (FFO)
Net income (loss) attributable to common stockholders	$22,942	$1,451	$(26,423)
Depreciation and amortization of real estate assets	184,849	205,696	225,030
Net income (loss) attributable to noncontrolling interests	5,403	807	(6,533)
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds	13,311	11,675	12,716
FFO (before adjustments for terminated swaps)	226,505	219,629	204,790
Swap termination fee	—	(10,120)	(13,931)
Amortization of accumulated other comprehensive income as a result of terminated swaps (1)	8,855	11,701	3,495
FFO (after adjustments for terminated swaps)	$235,360	$221,210	$194,354

(1)
We terminated certain interest rate swaps in November 2010 and December 2011 in connection with the refinancing of related loans.  As noted above, in calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding.  For 2012, GAAP net income was reduced by amortization expense as a result of certain swaps terminated in December 2011.  However, in calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount, leaving a net zero impact as a result of terminated swaps on our 2012 FFO, while showing the full cash payment in 2011 to arrive at our 2011 FFO. Similarly, in the twelve months ended December 2011, GAAP net income was reduced by amortization expense as a result of certain swaps terminated in November 2010, and we offset that expense by an equivalent amount in calculating our 2011 FFO as we reflected the full cash impact in our 2010 FFO.

Rental Rate Trends

Office Rental Rates: The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Year Ended December 31,
Historical straight-line rents: (1)	2012	2011	2010	2009	2008
Average rental rate (2)	$32.86	$32.76	$32.33	$35.11	$41.90
Annualized lease transaction costs (3)	$4.06	$3.64	$3.68	$3.33	$3.23

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease.  However, care should be taken in any comparison, as the averages can be affected in each period by factors such as buildings, submarkets, types of space and term involved in the leases executed during the period.

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

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have generally been less than the rental rates on the expiring leases for the same space.  During the fourth quarter of 2012, the average straight-line rent under new and renewal leases we signed was 5.8% lower than the average straight-line rent under the expiring leases for the same space.  However, net changes in our office rental rates have not had a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, have been largely offset by the positive impact of the annual rent escalations (which were 3% in Los Angeles and 2.5% in Honolulu in 2012) contained in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents as set forth in the following table:

	Three Months Ended
Expiring cash rents:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Expiring square feet (1)	456,200	289,729	690,148	410,936
Expiring rent per square foot (2)	$32.07	$37.85	$39.07	$36.24

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties totaling 12.9 million square feet, as well as 8 properties totaling 1.8 million square feet owned by our Funds. Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant renewed the lease prior to December 31, 2012. These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to December 31, 2012 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to December 31, 2012) or defaults occurring after December 31, 2012. All month-to-month tenants are included in the expiring leases in the first quarter listed.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the fourth quarter of 2012 was 7.6% higher than the rent for the same unit at the time it became vacant. The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Year Ended December 31,
Average annual rental rate - new tenants:	2012	2011	2010	2009	2008
Rental rate	$26,308	$24,502	$22,497	$22,776	$23,427

Occupancy Rates

Occupancy Rates: The following tables set forth the occupancy rates for our total office portfolio and multifamily portfolio as of the specified periods:

	December 31,
Occupancy Rates as of:	2012	2011	2010	2009	2008
Office Portfolio	89.6%	87.5%	86.9%	89.0%	92.4%
Multifamily Portfolio	98.7%	98.4%	98.4%	98.0%	97.9%

	Year Ended December 31,
Average Occupancy Rates for: (1)	2012	2011	2010	2009	2008
Office Portfolio	88.3%	87.0%	88.0%	90.3%	93.6%
Multifamily Portfolio	98.5%	98.2%	98.3%	97.9%	98.2%

(1)
Average occupancy rates are calculated by averaging the occupancy on the last day of the quarter with the occupancy on the last day of the prior quarter, and for periods longer than a quarter, by taking the average of the rates at the quarter-end immediately before, and each quarter-end contained in, such period.

Comparison of year ended December 31, 2012 to year ended December 31, 2011

Revenues

Office Rental Revenue: Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within our office properties, and lease termination income. Total office rental revenue decreased by $2.4 million, or 0.6%, to $391.0 million for 2012 compared to $393.4 million for 2011.  The decrease primarily reflects lower non-cash revenue from above- and below-market leases. Net accretion from above- and below- market leases declined by $2.3 million to $14.6 million for the year ended December 31, 2012, compared to $16.9 million for the year ended December 31, 2011, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering ("IPO").

Office Parking and Other Income: Total office parking and other income increased by $2.4 million, or 3.6%, to $70.1 million for 2012 compared to $67.7 million for 2011. The increase was primarily due to increases in rates as well as higher occupancy.

Multifamily Revenue: Total multifamily revenue increased by $3.5 million, or 4.9%, to $73.7 million for 2012 compared to $70.3 million for 2011. The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses: Total office rental expense increased by $1.9 million, or 1.1%, to $170.7 million for 2012 compared to $168.9 million for 2011.  The increase is primarily due to modest increases in utilities expense, insurance and taxes, and payroll, partly offset by lower repairs and maintenance expenses and legal expenses.

Multifamily Rental Expenses: Total multifamily rental expense increased by $0.7 million, or 3.5%, to $19.7 million for 2012 compared to $19.0 million for 2011. The increase is primarily due to increases in scheduled services and utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $1.3 million, or 4.6%, to $27.9 million for 2012, compared to $29.3 million for 2011, primarily as a result of a decrease in accruals for contingencies.

Depreciation and Amortization: Depreciation and amortization expense decreased by $20.8 million, or 10.1%, to $184.8 million for 2012 compared to $205.7 million for 2011.  The decrease is primarily due to the completion of the depreciation of certain tenant-related assets acquired at the time of our IPO in 2006.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds: This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year. Our share of the loss, including depreciation, from our Funds decreased by $1.2 million, or 40.4%, to $1.7 million for 2012 compared to $2.9 million for 2011, which was primarily due to reduced interest expense and lower depreciation.

Interest Expense: Interest expense decreased by $1.8 million, or 1.2%, to $146.7 million for 2012, compared to $148.5 million for 2011.  The decrease primarily reflects lower debt balances, lower non-cash amortization from interest rate swaps, and lower mark to market adjustments for swaps not designated as hedges, partly offset by lower amortization of non-cash loan premium. See Notes 6 and 8 to our consolidated financial statements in Item 15 of this Report.

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

Depreciation and Amortization: Depreciation and amortization expense decreased by $19.3 million, or 8.6%, to $205.7 million for 2011 compared to $225.0 million for 2010. The decrease was primarily due to a decrease of $23.9 million for the 49 office properties owned during both periods resulting from the completion of the depreciation of certain tenant-related assets which were acquired at the time of our IPO in 2006, partially offset by $4.6 million of incremental depreciation expense from the property we acquired at the end of the second quarter of 2010.

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds: Our share of the loss, including depreciation, from our Funds decreased by $4.1 million or 58.9%, to $2.9 million for 2011 compared to $7.0 million for 2010, which was primarily due to better operating results for the Funds, as well as an increase in revenue we earned for managing our Funds.

Interest Expense: Interest expense decreased by $18.4 million, or 11.1%, to $148.5 million for 2011, compared to $166.9 million for 2010. The decrease was primarily due to lower effective interest rates, both as a result of our refinancings and the expiration and termination of certain interest rate swaps. These decreases were partially offset by increased interest expense related to the amortization of the remaining accumulated other comprehensive income balance associated with certain cash flow swaps that we terminated in 2010. This accumulated other comprehensive income balance was fully amortized by the end of the third quarter of 2011. In December 2011, we terminated certain swaps for which a portion of the accumulated other comprehensive income balance was amortized to interest expense in 2011. The remaining accumulated other comprehensive income balance was amortized during 2012. See Notes 6 and 8 to our consolidated financial statements in Item 15 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages. We had total indebtedness of $3.44 billion at December 31, 2012. See Note 6 to our consolidated financial statements in Item 15 of this Report. To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates. These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. As of December 31, 2012, approximately $3.31 billion, or 96.3%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.1% per annum (on an actual / 360-day basis). However, as of January 2, 2013, swaps covering approximately $340.0 million in debt expired, and the interest rate on that debt is now floating. As of December 31, 2012, none of our long-term debt matures in 12 months or less. For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
At December 31, 2012, our net debt (consisting of our $3.44 billion of borrowings under secured loans less our cash and cash equivalents of $373.2 million) represented 43.1% of our total enterprise value of $7.13 billion. Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on December 31, 2012 (the last business day of the quarter) on the New York Stock Exchange of $23.30 per share. For a description of our financing transactions during the year ended December 31, 2012, please see "Recent Year Financings, Acquisitions, Dispositions, Development and Repositionings" above.
We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. At December 31, 2012, except for commitments for future capital contributions related to our investment in our Funds totaling $27.4 million, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur. Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months. Subsequent to year end, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.
Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our long-term liquidity needs through cash flows from operations, long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions.

Commitments

The following table sets forth our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2012:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,441,140	$—	$380,678	$534,013	$2,526,449
Minimum lease payments	54,241	733	1,466	1,466	50,576
Remaining capital commitment to unconsolidated real estate funds(2)	27,382	27,382	—	—	—
Purchase commitments related to capital expenditures associated with tenant improvements and repositioning and other purchase obligations	3,868	3,868	—	—	—
Total	$3,526,631	$31,983	$382,144	$535,479	$2,577,025

(1)	For detail of the rates that determine our periodic interest payments related to our long-term debt obligations, see Note 6 to our consolidated financial statements in Item 15 of this Report.

(2)
The Investment Period for the Funds ended on October 7, 2012, after which we have a remaining undrawn capital commitment of $27.4 million which must be called before April 7, 2013. Subsequent to year end, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.

Off-Balance Sheet Arrangements

We have established and manage Funds through which institutional investors provide capital commitments for acquisition of properties.  The capital we invest in our Funds is invested on a pari passu basis with the other investors. In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors. We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Fund, which may not be for many years. Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

The Investment Period for the Funds ended on October 7, 2012. As of December 31, 2012, we had a remaining undrawn capital commitment of $27.4 million which may only be drawn for specific purposes. Subsequent to year end, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties it owns. The following table summarizes the debt of our Funds at December 31, 2012:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Variable rate term loan (1)	$365.0	8/19/2013	LIBOR plus 1.65%
Fixed rate term loan (2)	54.3	4/1/2016	5.67%
	$419.3

(1)
The loan is secured by 6 properties in a collateralized pool. Requires monthly payments of interest only, with outstanding principal due upon maturity. We transferred this loan to one of our Funds during the fourth quarter of 2008 when we contributed the properties securing it to that Fund. We remain responsible under certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, which we entered into prior to our contribution of this debt and the related properties, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. The interest rate on this loan is based on actual/360-day basis and excludes amortization of loan fees.

(2)	Requires monthly payments of principal and interest.

Cash Flows

Our cash and cash equivalents were $373.2 million and $407.0 million at December 31, 2012 and 2011, respectively.

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $1.5 million to $210.4 million for 2012 compared to $208.9 million for 2011. The increase was primarily due to an increase in cash revenues from our office and multifamily portfolios of $11.8 million, partly offset by an increase in cash operating expenses of $9.9 million.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $30.5 million to $91.5 million for 2012 compared to $61.0 million for 2011. The increase reflects our acquisition of an additional 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.5 million.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests. Net cash used in financing activities increased by $139.3 million to $152.6 million for 2012, compared to $13.3 million for 2011. The increase was primarily due to the net reduction of debt, reflecting the repayment of borrowings totaling $622.0 million, partially offset by new borrowings of $440.0 million, as well as increased dividends paid during the year.

Critical Accounting Policies

Our discussion and analysis of the historical financial condition and results of operations of Douglas Emmett, Inc. is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities. These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material. Some of our accruals are subject to adjustment as we believe appropriate based on revised estimates and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 15 of this Report

Investment in Real Estate

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

The values allocated to land, buildings, site improvements, in-place leases and tenant improvements are depreciated on a straight-line basis using an estimated life of 40 years for buildings, 15 years for site improvements, the average term of existing leases in the building acquired for in-place lease values and the respective remaining lease terms for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the remaining life of the related lease and recorded as either an increase (for below-market tenant leases) or a decrease (for above-market tenant leases) to rental income. The value of above- and below-market ground leases is amortized over the remaining life of the related lease and recorded as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to office rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.

Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as activities that are necessary to the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended.

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

Revenue Recognition

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

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accrued expenses. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Stock-Based Compensation

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

Financial Instruments

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. By using derivative instruments to hedge exposure to changes in interest rates, we expose ourselves to credit risk and the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by only contracting with high-quality bank financial counterparties, based on their credit rating and other factors. For a description of our interest rate contracts, please see Note 8 to our consolidated financial statements contained in Item 15 of this Report.

At December 31, 2012, $1.15 billion or 33% of our debt was fixed rate debt, $2.17 billion or 63% of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $128.1 million or 4% was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at December 31, 2012, a 50 basis point change in LIBOR would result in an annual impact to our earnings of approximately $649 thousand. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

Item 8. Financial Statements and Supplementary Data

All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2012, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2012.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	12,540	$18.10	20,163

For a description of our 2006 Omnibus Stock Incentive Plan, as amended, please see Note 11 to our consolidated financial statements contained in Item 15 of this Report. We did not have any other equity compensation plans as of December 31, 2012.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons,” “Election of Directors (Proposal 1) – Information Concerning Nominees” and “Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2012.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) and (c) Financial Statements and Financial Statement Schedule

Index to Financial Statements	Page No.

The following financial statements and the Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

1. Consolidated Financial Statements of Douglas Emmett, Inc.

Report of Management on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-8
Notes to Consolidated Financial Statements	F-9
Schedule III - Consolidated Real Estate and Accumulated Depreciation as of December 31, 2012	F-27

2. Consolidated Financial Statements of Douglas Emmett Fund X, LLC

Report of Independent Registered Public Accounting Firm	F-29
Consolidated Balance Sheets as of December 31, 2012 (unaudited) and 2011	F-30
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 (unaudited), 2011, and 2010	F-31
Consolidated Statements of Equity for the years ended December 31, 2012 (unaudited), 2011 and 2010	F-32
Consolidated Statements of Cash Flows for the years ended December 31, 2012 (unaudited), 2011 and 2010	F-33
Notes to Consolidated Financial Statements	F-34

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b) Exhibits

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (4)
3.2	Bylaws of Douglas Emmett, Inc. (4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
10.4	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (6) +
10.5	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
10.6	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(3) +
10.7	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
10.8	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (7) +
10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (for independent directors) . (8) +

10.10	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (9) +
10.11	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (9) +
10.12	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and William Kamer. (9) +
10.13	Employment agreement dated January 1, 2011 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth. (10) +
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
101
The following financial information from Douglas Emmett Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 27, 2013		Jordan L. Kaplan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THEODORE E. GUTH
Theodore E. Guth	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	Chief Operating Officer and Director

/s/ CHRISTOPHER ANDERSON
Christopher Anderson	Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ DR. ANDREA L. RICH
Dr. Andrea L. Rich	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

Each of the above signatures is affixed as of February 27, 2013.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ THEODORE E. GUTH
Theodore E. Guth Chief Financial Officer

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Douglas Emmett, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2013

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,244,738	5,233,692
Tenant improvements and lease intangibles	690,120	640,647
Investment in real estate, gross	6,786,537	6,726,018
Less: accumulated depreciation	(1,304,468)	(1,119,619)
Investment in real estate, net	5,482,069	5,606,399

Cash and cash equivalents	373,203	406,977
Tenant receivables, net	1,331	1,722
Deferred rent receivables, net	63,192	58,681
Interest rate contracts	4	699
Acquired lease intangible assets, net	4,707	6,379
Investment in unconsolidated real estate funds	149,478	117,055
Other assets	29,823	33,690
Total assets	$6,103,807	$6,231,602

Liabilities
Secured notes payable, including loan premium	$3,441,140	$3,624,156
Interest payable, accounts payable and accrued liabilities	45,171	55,280
Security deposits	34,284	33,954
Acquired lease intangible liabilities, net	67,035	86,801
Interest rate contracts	100,294	98,417
Dividends payable	25,424	17,039
Total liabilities	3,713,348	3,915,647

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 141,245,896 and 131,070,239 outstanding at December 31, 2012 and December 31, 2011, respectively	1,412	1,311
Additional paid-in capital	2,635,408	2,461,649
Accumulated other comprehensive income (loss)	(82,991)	(89,180)
Accumulated deficit	(574,173)	(508,674)
Total Douglas Emmett, Inc. stockholders' equity	1,979,656	1,865,106
Noncontrolling interests	410,803	450,849
Total equity	2,390,459	2,315,955
Total liabilities and equity	$6,103,807	$6,231,602

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Office rental
Rental revenues	$391,040	$393,434	$399,184
Tenant recoveries	44,093	43,914	37,406
Parking and other income	70,143	67,729	66,110
Total office revenues	505,276	505,077	502,700

Multifamily rental
Rental revenues	68,231	65,267	63,564
Parking and other income	5,492	4,993	4,580
Total multifamily revenues	73,723	70,260	68,144

Total revenues	578,999	575,337	570,844

Operating Expenses:
Office expense	170,725	168,869	159,155
Multifamily expense	19,672	19,012	18,327
General and administrative	27,943	29,286	28,305
Depreciation and amortization	184,849	205,696	225,030
Total operating expenses	403,189	422,863	430,817

Operating income	175,810	152,474	140,027

Other income	938	1,106	1,191
Loss, including depreciation, from unconsolidated real estate funds	(1,710)	(2,867)	(6,971)
Interest expense	(146,693)	(148,455)	(166,907)
Acquisition-related expenses	—	—	(296)
Net income (loss)	28,345	2,258	(32,956)
Less: net (income) loss attributable to noncontrolling interests	(5,403)	(807)	6,533
Net income (loss) attributable to common stockholders	22,942	1,451	(26,423)

Net income (loss) attributable to common stockholders per share – basic	$0.16	$0.01	$(0.22)
Net income (loss) attributable to common stockholders per share – diluted	$0.16	$0.01	$(0.22)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$28,345	$2,258	$(32,956)
Other comprehensive income (loss): cash flow hedge adjustment	10,491	(37,011)	87,985
Comprehensive income (loss)	38,836	(34,753)	55,029
Less comprehensive (income) loss attributable to noncontrolling interests	(9,705)	5,789	(14,015)
Comprehensive income (loss) attributable to common stockholders	$29,131	$(28,964)	$41,014

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(in thousands, except per share data)
	Year Ended December 31,
	2012	2011	2010
Shares of Common Stock
Balance at beginning of period	131,070	124,131	121,596
Conversion of operating partnership units	3,239	714	2,535
Issuance of common stock	6,937	6,225	—
Balance at end of period	141,246	131,070	124,131

Common Stock
Balance at beginning of period	$1,311	$1,241	$1,216
Conversion of operating partnership units	32	8	25
Issuance of common stock	69	62	—
Balance at end of period	$1,412	$1,311	$1,241

Additional Paid-in Capital
Balance at beginning of period	$2,461,649	$2,332,307	$2,290,419
Conversion of operating partnership units	44,876	10,453	37,119
Issuance of common stock	128,188	117,397	—
Stock compensation	695	1,492	4,769
Balance at end of period	$2,635,408	$2,461,649	$2,332,307

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(89,180)	$(58,765)	$(126,202)
Cash flow hedge adjustment	6,189	(30,415)	67,437
Balance at end of period	$(82,991)	$(89,180)	$(58,765)

Accumulated Deficit
Balance at beginning of period	$(508,674)	$(447,722)	$(372,070)
Net income (loss)	22,942	1,451	(26,423)
Dividends	(88,441)	(62,403)	(49,229)
Balance at end of period	$(574,173)	$(508,674)	$(447,722)

Noncontrolling Interests
Balance at beginning of period	$450,849	$472,108	$499,022
Net income (loss)	5,403	807	(6,533)
Cash flow hedge adjustment	4,302	(6,596)	20,548
Contributions	(10)	10	167
Distributions	(18,315)	(14,904)	(13,595)
Conversion of operating partnership units	(44,908)	(10,461)	(37,144)
Stock compensation	13,482	9,885	9,643
Balance at end of period	$410,803	$450,849	$472,108

Total Equity
Balance at beginning of period	$2,315,955	$2,299,169	$2,292,385
Net income (loss)	28,345	2,258	(32,956)
Cash flow hedge adjustment	10,491	(37,011)	87,985
Issuance of common stock	128,257	117,459	—
Dividends	(88,441)	(62,403)	(49,229)
Contributions	(10)	10	167
Distributions	(18,315)	(14,904)	(13,595)
Stock compensation	14,177	11,377	14,412
Balance at end of period	$2,390,459	$2,315,955	$2,299,169

Dividends declared per common share	$0.63	$0.49	$0.40

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$28,345	$2,258	$(32,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss, including depreciation, from unconsolidated real estate funds	1,710	2,867	6,971
Depreciation and amortization	184,849	205,696	225,030
Net accretion of acquired lease intangibles	(18,094)	(20,466)	(26,260)
Amortization of deferred loan costs	4,211	4,512	2,424
Amortization of loan premium	(1,060)	(9,073)	(5,326)
Non-cash market value adjustments on interest rate contracts	8,956	16,497	17,610
Non-cash amortization of stock-based compensation	10,581	7,995	10,127
Operating distributions from unconsolidated real estate funds	752	1,084	226
Change in working capital components:
Tenant receivables	391	(131)	766
Deferred rent receivables	(4,511)	(9,748)	(8,538)
Accounts payable and accrued expenses	(6,873)	1,498	(11,276)
Security deposits	330	2,104	(935)
Other assets	786	3,799	11,079
Net cash provided by operating activities	210,373	208,892	188,942

Investing Activities
Capital expenditures	(60,158)	(55,963)	(53,827)
Property acquisitions	—	—	(229,571)
Contributions to unconsolidated real estate funds	(2,604)	(9,211)	(26,923)
Acquisitions of additional interests in unconsolidated real estate funds	(33,454)	—	—
Capital distributions from unconsolidated real estate funds	4,699	4,164	5,643
Net cash used in investing activities	(91,517)	(61,010)	(304,678)

Financing Activities
Proceeds from long-term borrowings	440,000	1,745,000	788,080
Deferred loan costs	(2,125)	(13,400)	(10,168)
Refund (payment) of refundable loan deposit	1,575	(1,575)	—
Repayment of borrowings	(621,956)	(1,779,904)	(388,080)
Contributions by noncontrolling interests	—	10	167
Distributions to noncontrolling interests	(18,315)	(15,090)	(13,400)
Distributions of capital to noncontrolling interests	(10)	—	(400)
Cash dividends	(80,056)	(57,777)	(48,976)
Issuance of common stock, net	128,257	117,752	—
Termination of interest rate contracts	—	(8,340)	(11,808)
Net cash (used in) provided by financing activities	(152,630)	(13,324)	315,415

(Decrease) Increase in Cash and Cash Equivalents	(33,774)	134,558	199,679
Cash and Cash Equivalents at Beginning of Year	406,977	272,419	72,740
Cash and Cash Equivalents at End of Year	$373,203	$406,977	$272,419

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$134,830	$135,278	$158,641

See notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed Real Estate Investment Trust (REIT). The terms “us,” “we” and “our” as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries. Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2012, we own a consolidated portfolio of 50 office properties (including ancillary retail space) and 9 multifamily properties, as well as the fee interests in 2 parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in Funds that, at December 31, 2012, owned 8 additional office properties, for a combined 58 office properties in our total portfolio. All of these properties are located in Los Angeles County, California and Honolulu, Hawaii.

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

2. Summary of Significant Accounting Policies

Basis of Presentation
The financial statements presented are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership. Substantially all of our business is conducted through our consolidated operating partnership, in which other investors own a noncontrolling interest. See Note 9. Our business also includes a consolidated joint venture in which our operating partnership owns a two-thirds interest. The balances and results of the property owned by this consolidated joint venture are included in our financial statements.

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

Certain prior period amounts have been reclassified to conform with current period presentation, including a reclassification of distributions received from our unconsolidated real estate funds, that were reclassified from investing activities to operating activities on our consolidated statements of cash flows. Also on our cash flow statement, we previously reported the amounts of capital expenditures and property acquisitions combined, and now present them on separate lines in the investing activity section.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Segment Information
Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate.

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

Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as activities that are necessary to the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Investment in Unconsolidated Real Estate Funds
At December 31, 2012, we managed and held equity interests in two Funds: Douglas Emmett Fund X, LLC and Douglas Emmett Partnership X, LP. We held a 65.09% interest in Douglas Emmett Fund X, LLC and an aggregate 23.01% interest in the properties held by Douglas Emmett Partnership X, LP and its subsidiaries. Our investment balance represents our share of the net assets of the combined Funds, plus additional basis of approximately $3.0 million, primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis.

Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2012, 2011 or 2010.

We assess whether there has been impairment in the value of our investments in our Funds periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in our Funds is dependent on a number of factors, including the performance of the investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in one of our Funds is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2012, 2011 or 2010.

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

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant. We recorded total lease termination revenue of $985 thousand for 2012, $444 thousand for 2011 and $844 thousand for 2010.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue which is included in accrued expenses. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions. As of December 31, 2012 and 2011, we had an allowance for doubtful accounts of $14.7 million and $19.1 million, respectively.

We generally do not require collateral or other security from our tenants other than security deposits or letters of credit. As of December 31, 2012 and 2011, we had a total of approximately $19.1 million and $18.4 million, respectively, of letters of credit held for security, as well as $34.3 million and $34.0 million, respectively, of cash security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2012 and 2011. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment.

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

We record all derivatives on the balance sheet at fair value on a gross basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. See Note 8.

Stock-Based Compensation
We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting. The estimated fair value of the stock options and the long-term incentive units is amortized over their respective vesting periods. See Note 11.

Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. See Note 10.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non taxable REIT subsidiaries, including our operating partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities (including limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements.

We have elected to treat several of our subsidiaries as taxable REIT subsidiaries (TRS) which generally may engage in any business, including the provision of customary or non-customary services for our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRS subsidiaries did not have significant tax provisions or deferred income tax items for 2012, 2011 or 2010.

Recently Issued Accounting Literature
Changes to GAAP are established by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments of this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012. We adopted ASU 2011-04 during the first quarter of 2012, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210). The objective of this Update is to clarify the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2013-01 will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013. The ASU will require retrospective disclosures for all comparative periods presented. We do not expect ASU 2013-01 to have a material effect on our financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for us means the first quarter of 2013. We do not expect this ASU to have a material impact on our financial position or results of operations.

The FASB did not issue any other ASUs during the year ended December 31, 2012 that we expect to be applicable and have a material impact on our financial position or results of operations.

3. Investment in Real Estate

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

In addition, the total office portfolio that we manage was increased by two acquisitions made by our Funds: (i) the acquisition of a Class A office building located on Rodeo Drive in Beverly Hills in April 2011 for a contract price of $42.0 million and (ii) the acquisition of a Class A office building located in West Los Angeles in October 2010 for a contract price of $111.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of December 31:

	2012	2011
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(32,985)	(31,389)
Below-market ground leases	3,198	3,198
Accumulated amortization	(474)	(398)
Acquired lease intangible assets, net	$4,707	$6,379

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(208,939)	(189,371)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,446)	(3,248)
Acquired lease intangible liabilities, net	$67,035	$86,801

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income totaling $18.0 million for 2012, $20.3 million for 2011 and $26.1 million for 2010. The net accretion of above- and below-market ground lease value has been recorded as a decrease of office rental operating expense totaling $122 thousand for 2012, $122 thousand for 2011 and $123 thousand for 2010.

The following is the estimated net accretion at December 31, 2012 for the next five years (in thousands):

Year
2013	$15,036
2014	12,409
2015	10,233
2016	7,224
2017	2,568
Thereafter	14,858
Total	$62,328

5. Other Assets

Other assets consisted of the following (in thousands) at December 31:

	2012	2011
Deferred loan costs, net of accumulated amortization of $8,245 and $8,850 at December 31, 2012 and December 31, 2011, respectively	$19,362	$21,448
Restricted cash	2,379	2,434
Prepaid expenses	4,049	3,770
Interest receivable	13	334
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	1,575
Other	2,032	2,141
Total other assets	$29,823	$33,690

We recognized deferred loan cost amortization expense of $4.2 million in 2012, $4.5 million in 2011 and $2.4 million in 2010. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description (1)	Maturity Date		Outstanding Principal Balance as of December 31, 2012	Outstanding Principal Balance as of December 31, 2011	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loans	8/31/2012		$—	$521,956	LIBOR + 0.85%	N/A	--
Term Loan (3)	3/3/2014		16,140	16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		240,000	340,000	LIBOR +1.50%	4.76%	1/2/2013
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	3.92%	1/2/2013
Fannie Mae Loans	6/1/2017		18,000	18,000	LIBOR + 0.62%	3.92%	1/2/2013
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	—	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	—	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			3,441,140	3,623,096
Unamortized Loan Premium (10)			—	1,060
Total			$3,441,140	$3,624,156

Aggregate amount of effective fixed rate loans			$2,168,080	$2,268,080		4.07%
Aggregate amount of fixed rate loans			1,145,000	705,000		4.15%
Aggregate amount of variable rate loans			128,060	650,016		N/A
Aggregate loan principal			3,441,140	3,623,096
Unamortized Loan Premium (10)			—	1,060
Total			$3,441,140	$3,624,156
____________________________________________________

(1)
As of December 31, 2012, (i) the weighted average remaining life of our outstanding debt was 5.5 years; (ii) of the $3.31 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.7 years, the weighted average remaining period during which interest was fixed was 4.1 years and the weighted average annual interest rate was 4.09%; and (iii) including the non-cash amortization of interest rate contracts and prepaid financing, the effective weighted average interest rate was 4.20%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of December 31, 2012, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization table.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization table.

(8)	Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and payments thereafter based upon a 30-year amortization table.

(9)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	Represents non-cash mark-to-market adjustment on variable rate debt associated with office properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The minimum future principal payments due on our secured notes payable at December 31, 2012 were as follows (in thousands):

Twelve months ending December 31:
2013	$—
2014	20,381
2015	360,297
2016	96,045
2017	437,968
Thereafter	2,526,449
Total future principal payments	$3,441,140

7. Interest Payable, Accounts Payable and Accrued Liabilities

Interest payable, accounts payable and accrued liabilities consist of the following (in thousands) as of December 31:

	2012	2011
Accounts payable	$19,168	$28,360
Accrued interest payable	10,203	10,781
Deferred revenue	15,800	16,139
Total interest payable, accounts payable and accrued liabilities	$45,171	$55,280

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We manage some of our interest rate risk associated with floating-rate borrowings by obtaining interest rate swap and interest rate cap contracts. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy to convert our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense and cash flows. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. In limited instances, we use interest rate caps to limit our exposure to interest rate increases on an underlying floating-rate debt instrument. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting. We do not use any other derivative instruments.

As of December 31, 2012, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	9	$2,168,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. As of December 31, 2012, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of December 31, 2012 and 2011, the fair value of derivatives, aggregated by counterparty, in a net liability position was $107.4 million and $105.5 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

The change in net unrealized gains and losses on cash flow hedges reflects a reclassification from AOCI to interest expense, which increased interest expense by $55.7 million in 2012, $80.9 million in 2011 and $128.5 million in 2010. The cash flow swaps that we terminated in November 2010 had an AOCI balance of $13.9 million at the time they were terminated. Amortization of $3.5 million of this balance was included as part of the reclassification from AOCI to interest expense in 2010, and the remaining $10.4 million was reclassified in 2011. The cash flow swaps that we terminated in December 2011 had an AOCI balance of $10.1 million at the time they were terminated. Amortization of $1.3 million of this balance was included as part of the reclassification from AOCI to interest expense in 2011, and the remaining $8.8 million was reclassified from AOCI to interest expense in 2012. We estimate an additional $35.2 million will be reclassified within 12 months after December 31, 2012 from AOCI to interest expense as an increase to interest expense.

The ineffectiveness attributable to mismatches between certain interest rate contracts and the corresponding items against which they were designated to hedge produced a loss of $59 thousand in 2012, a gain of $50 thousand in 2011 and a gain of $221 thousand in 2010.

Changes in fair value of derivatives not designated as hedges have been recognized in earnings for all periods. The aggregate net asset fair value of these swaps decreased by $42 thousand in 2012, $4.8 million in 2011 and $14.3 million in 2010. These decreases in net asset fair value were recorded as additional interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations and comprehensive income (in thousands) for the year ended December 31:

	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of loss recognized in other comprehensive income (OCI) on derivatives (effective portion)	$(45,253)	$(117,939)
Amount of loss reclassified from accumulated OCI into earnings under "interest expense" (effective portion) (1)	$(55,748)	$(80,928)
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$(59)	$50
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized loss on derivatives recognized in earnings under "interest expense"	$(42)	$(371)

(1)	2012 and 2011 include a non-cash expense of $8.8 million and $11.7 million, respectively, related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The following table represents the fair values of derivative instruments (in thousands) as of December 31:

	2012	2011
Derivative assets, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$—	$55
Derivatives not designated as accounting hedges	4	644
Total derivative assets	$4	$699

Derivative liabilities, disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$100,294	$97,774
Derivatives not designated as accounting hedges	—	643
Total derivative liabilities	$100,294	$98,417

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

The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected future cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of December 31, 2012 without reflecting any net settlement positions with the same counterparty (in thousands):

	December 31, 2012
	Assets	Liabilities
Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	$—	$—
Significant Other Observable Inputs (Level 2)	4	100,294
Significant Unobservable Inputs (Level 3)	—	—
Fair Value of Interest Rate Contracts	$4	$100,294

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Equity

We had 141.2 million shares of common stock and 29.7 million operating partnership units and fully-vested LTIP units outstanding as of December 31, 2012. Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us. Noncontrolling interests represented approximately 17% of our operating partnership as of December 31, 2012. A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics as they share equally in the total net income or loss distributions of our operating partnership. Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for cash equal to the then-current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis.

Noncontrolling interests also includes the interest of a minority partner in a joint venture formed to purchase an office building in Honolulu, Hawaii. The joint venture is two-thirds owned by our operating partnership and was consolidated in our financial statements as of December 31, 2012.

During 2010, we did not sell any of our common stock, although approximately 2.5 million operating partnership units were exchanged for shares of common stock. During 2011, approximately 714 thousand units in our operating partnership were converted to shares of our common stock and we sold an additional 6.2 million shares of our common stock in open market transactions under our ATM program for net proceeds of approximately $117.8 million after commissions and other expenses. During 2012, approximately 3.2 million units in our operating partnership were converted to shares of our common stock and we sold an additional 6.9 million shares of our common stock in open market transactions under our ATM program for net proceeds of approximately $128.3 million after commissions and other expenses, which completed that $250.0 million program. During the third quarter of 2012, we instituted a new ATM program permitting sales of up to an additional $300.0 million of stock, none of which has been sold as of December 31, 2012. We did not repurchase any share equivalents during 2010, 2011 or 2012. We may purchase our share equivalents from time to time in private transactions or in the public markets, but have no commitments to do so.

The table below represents the net income attributable to common stockholders and transfers from noncontrolling interests (in thousands) for the year ended December 31:

	2012	2011	2010
Net income (loss) attributable to common stockholders	$22,942	$1,451	$(26,423)
Transfers from the noncontrolling interests:
Increase in common stockholders additional paid-in capital for exchange of operating partnership units	44,876	10,453	37,119
Change from net income (loss) attributable to common stockholders and transfers from noncontrolling interests	$67,818	$11,904	$10,696

During the second quarter of 2011, we increased our quarterly dividend from $0.10 per share to $0.13 per share, so that we paid aggregate dividends of $0.46 per share during 2011. During the first quarter of 2012, we increased our quarterly dividend from $0.13 per share to $0.15 per share, so that we paid aggregate dividends of $0.58 per share during 2012. Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense, and in the basis of depreciable assets and estimated useful lives used to compute depreciation. Our common stock dividends are classified for United States federal income tax purposes as follows (unaudited):

Record Date	Paid Date	Dividend Per Share	Ordinary Income	Capital Gain	Return of Capital
12/30/2011	1/13/2012	$0.13	$0.0423	$—	$0.0877
3/30/2012	4/13/2012	0.15	0.0488	—	0.1012
6/29/2012	7/13/2012	0.15	0.0488	—	0.1012
9/28/2012	10/15/2012	0.15	0.0488	—	0.1012
	Total:	$0.58	$0.1887	$—	$0.3913

10. Earnings (Loss) Per Share

	Year Ended December 31,
	2012	2011	2010
Numerator (in thousands):
Net income (loss) attributable to common stockholders	$22,942	$1,451	$(26,423)
Add back: Net income (loss) attributable to noncontrolling interests in our operating partnership	4,965	366	—
Numerator for diluted net income (loss) attributable to all equity holders	$27,907	$1,817	$(26,423)
Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	139,791	126,187	122,715
Effect of dilutive securities(1):
Operating partnership units and vested LTIP units	30,251	31,840	—
Stock options	2,487	1,412	—
Unvested LTIP units	591	527	—
Weighted average shares of common stock and common stock equivalents outstanding - diluted	173,120	159,966	122,715
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders per share	$0.16	$0.01	$(0.22)
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders per share	$0.16	$0.01	$(0.22)

(1)
Diluted shares represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments. Basic and diluted shares are calculated in accordance with GAAP and include common stock plus dilutive equity instruments, as appropriate. For 2010, all potentially dilutive instruments, including stock options, OP units and LTIP units have been excluded from our computation of weighted average dilutive shares outstanding because they were not dilutive.

11. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 20.2 million shares available for grant as of December 31, 2012, although “full value” awards (such as deferred stock awards, restricted stock awards and LTIP unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less). The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called long term incentive plan units ("LTIP Units"), which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan. Our LTIP Units were valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

We have granted equity compensation as a part of the annual incentive compensation to our key employees each year, some of which is fully vested at grant and the remainder of which vests in three equal annual grants over the three years following the grant. We accrue compensation expense during each year for the portion of the annual bonuses which we expect to pay out in the form of immediately vested equity grants. The grants with respect to years prior to 2012 were actually awarded shortly after the end of the year with respect to which the award was being paid; commencing with 2012 we determined to make the grant just before the end of the year with respect to which the award is being paid. Compensation expense for LTIP Units which are not vested at grant is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for options which are not vested at grant is recognized on a straight-line basis over the requisite service period for the entire award. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

We granted LTIP Units to key employees totaling approximately 1.2 million in 2012, 623 thousand in 2011 and 1.1 million in 2010. During 2010, we also granted options to purchase approximately 1.2 million shares of our common stock to key employees.

Each year, we grant LTIP Units to our non-employee directors which vest ratably over the year of grant in lieu of cash retainers; these awards totaled approximately 46 thousand in 2012, 23 thousand in 2011 and 20 thousand in 2010. Every three years, we also make long-term grants of LTIP Units to our non-employee directors vesting over the next three years. We made aggregate grants to our directors of approximately 54 thousand units at the end of 2012 and 50 thousand LTIP Units at the end of 2010. When a new director joins our board, we make pro rata grants vesting over the remainder of the three years; those grants totaled 1 thousand LTIP Units in 2012 and 7 thousand units in 2011.

Total net equity compensation expense during 2012, 2011 and 2010 for equity grants was $10.6 million, $8.0 million, and $10.1 million, respectively. These amounts do not include (i) capitalized equity compensation totaling $561 thousand, $578 thousand, and $667 thousand during 2012, 2011 and 2010, respectively, and (ii) equity grants fully vested at the time of grant issued during 2012, 2011 and 2010 totaling $3.0 million, $2.8 million, and $3.6 million, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year.

We calculated the fair value of the stock options granted in 2010 using the Black-Scholes option-pricing model using the following assumptions for the year ended December 31:

2010
Dividend yield	5.7%
Expected volatility	38.0%
Expected life	60 months
Risk–free interest rate	2.5%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We calculated the fair value of the LTIP Units granted using the market value of our common stock on the date of grant and a discount estimated by a third-party consultant for post-vesting restrictions. The total grant date fair value of LTIP Units which vested in 2012, 2011 and 2010 was $13.5 million, $8.1 million and $10.3 million, respectively. Total unrecognized compensation cost related to nonvested option and LTIP Unit awards was $10.1 million at December 31, 2012. This expense will be recognized over a weighted-average term of 21 months. The following is a summary of certain information with respect to outstanding stock options and LTIP Units granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)
Outstanding at December 31, 2009	11,293	$18.44	93	$9,159
Granted	1,247	15.05
Outstanding at December 31, 2010	12,540	18.10	84	18,698
Granted	—
Outstanding at December 31, 2011	12,540	18.10	72	26,051
Granted	—
Outstanding at December 31, 2012	12,540	18.10	59	65,177
Exercisable at December 31, 2012	12,540	18.10	59	$65,177

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	243	$15.26
Granted	1,189	11.83
Vested	(805)	12.75
Outstanding at December 31, 2010	627	11.99
Granted	653	12.62
Vested	(676)	12.01
Forfeited	(1)	14.92
Outstanding at December 31, 2011	603	12.64
Granted	1,255	15.26
Vested	(965)	13.76
Forfeited	(2)	17.43
Outstanding at December 31, 2012	891	15.12

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2012 and 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. We calculate the fair value of our secured notes payable based on currently available market rates, assuming the loans are outstanding through maturity and considering the collateral. At December 31, 2012, the aggregate fair value of our secured notes payable was estimated to be approximately $3.51 billion, based on a credit-adjusted present value of the principal and interest payments that are at floating rates, compared to a carrying value of $3.44 billion. As of December 31, 2011, the estimated fair value of our secured loans was approximately $3.67 billion compared to a carrying value of $3.62 billion. We have determined that our secured notes payable in their entirety are classified in Level 2 of the fair value hierarchy.

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

We lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $658 thousand for 2012, $591 thousand for 2011 and $603 thousand for 2010.

Future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2012 were as follows (in thousands):

Twelve months ending December 31:
2013	$355,853
2014	307,830
2015	256,740
2016	209,535
2017	164,386
Thereafter	420,676
Total future minimum base rentals	$1,715,020

The future minimum lease payments in the table above (i) exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles, and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

14. Future Minimum Lease Payments

As of December 31, 2012, we leased portions of the land underlying two of our office properties. We have an ordinary purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. We have the ability and intent to exercise this option, and therefore the future minimum rent payments are excluded from the table below. We expensed ground lease payments totaling $2.2 million for 2012, $2.2 million for 2011 and $2.2 million for 2010.

The following is a schedule of our minimum ground lease payments (in thousands) as of December 31, 2012:

Twelve months ending December 31:
2013	$733
2014	733
2015	733
2016	733
2017	733
Thereafter	50,576
Total future minimum lease payments	$54,241

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

Concentration of Credit Risk
Our properties are located in Los Angeles County, California and Honolulu, Hawaii. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate. We perform ongoing credit evaluations of our tenants for potential credit losses. In addition, we have financial instruments that subject us to credit risk, which consist primarily of accounts receivable, deferred rents receivable and interest rate contracts. We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings. Accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand. We have not experienced any losses to date on our deposited cash.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control. A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2012, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Fund
The Investment Period for the Funds ended on October 7, 2012. As of December 31, 2012, we had a remaining undrawn capital commitment of $27.4 million which may only be drawn for specific purposes.

Tenant Concentrations
In 2012, 2011 and 2010, no tenant paid more than 10% of our total rental revenue and tenant reimbursements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Reporting

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate in two business segments: (i) the acquisition, development, ownership and management of office real estate and (ii) the acquisition, development, ownership and management of multifamily real estate. The products for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental. The products for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental.

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

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP and it is not indicative of cash available to fund cash needs, therefore it should not be considered an alternative to cash flows as a measure of liquidity. Not all companies may calculate segment profit in the same manner. We consider segment profit to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

The following table (in thousands) represents operating activity within our reportable segments:

	Year Ended December 31,
Office Segment	2012	2011	2010
Rental revenue	$505,276	$505,077	$502,700
Rental expense	(170,725)	(168,869)	(159,155)
Segment profit	334,551	336,208	343,545
Multifamily Segment
Rental revenue	73,723	70,260	68,144
Rental expense	(19,672)	(19,012)	(18,327)
Segment profit	54,051	51,248	49,817
Total segments' profit	$388,602	$387,456	$393,362

The following table (in thousands) is a reconciliation of segment profit to net income (loss) attributable to common stockholders:

	Year Ended December 31,
	2012	2011	2010
Total segments' profit	$388,602	$387,456	$393,362
General and administrative expenses	(27,943)	(29,286)	(28,305)
Depreciation and amortization	(184,849)	(205,696)	(225,030)
Other income	938	1,106	1,191
Loss, including depreciation, from unconsolidated real estate fund	(1,710)	(2,867)	(6,971)
Interest expense	(146,693)	(148,455)	(166,907)
Acquisition-related expenses	—	—	(296)
Net income (loss)	28,345	2,258	(32,956)
Less: Net (income) loss attributable to noncontrolling interests	(5,403)	(807)	6,533
Net income (loss) attributable to common stockholders	$22,942	$1,451	$(26,423)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Information (unaudited)

The tables below reflect selected quarterly information for 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue	$143,388	$146,468	$145,993	$143,150
Net income before noncontrolling interests	6,702	8,075	6,228	7,340
Net income attributable to common stockholders	5,386	6,527	5,055	5,974
Net income per common share - basic	$0.04	$0.05	$0.04	$0.04
Net income per common share - diluted	$0.04	$0.05	$0.04	$0.04
Weighted average shares of common stock outstanding - basic	138,399	139,651	140,301	140,795
Weighted average shares of common stock outstanding - diluted	171,816	173,193	173,825	173,660

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenue	$142,591	$145,408	$144,059	$143,279
Net income (loss) before noncontrolling interests	(345)	(6,209)	4,404	4,408
Net income (loss) attributable to common stockholders	(349)	(5,016)	3,397	3,419
Net income (loss) per common share - basic	$(0.00)	$(0.04)	$0.03	$0.03
Net income (loss) per common share - diluted	$(0.00)	$(0.04)	$0.03	$0.03
Weighted average shares of common stock outstanding - basic	124,210	124,610	127,462	128,407
Weighted average shares of common stock outstanding - diluted	124,210	124,610	161,186	161,924

18. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provide capital commitments for acquisition of properties. For information regarding Douglas Emmett Fund X, LLC, please see the financial statements beginning on page F-32. The table below reflects selected financial information for Douglas Emmett Partnership X, LP. The amounts represent 100% (not our pro-rata share) of amounts related to this Fund, and are based upon historical acquired book value (in thousands).

	Year Ended December 31,
	2012	2011
Total revenues	$13,614	$12,151
Total operating expenses	11,735	10,470
Net loss	(1,433)	(1,673)

	December 31, 2012	December 31, 2011
Total assets	$153,207	$157,727
Total liabilities	56,462	58,182
Total equity	96,745	99,545

19. Subsequent Events

Subsequent to year end, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2012
Property Name	Encumbrances at December 31, 2012	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2012	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$139,199	$12,769	$78,447	$141,287	$27,108	$205,395	$232,503	$44,054	1968/2002	1999
11777 San Vicente	26,000	5,032	15,768	28,568	6,714	42,654	49,368	9,427	1974/1998	1999
12400 Wilshire	61,600	5,013	34,283	75,598	8,828	106,066	114,894	23,389	1985	1996
1901 Avenue of the Stars	155,000	18,514	131,752	113,563	26,163	237,666	263,829	51,084	1968/2001	2001
401 Wilshire	80,000	9,989	29,187	116,317	21,787	133,706	155,493	28,005	1981/2000	1996
9601 Wilshire	112,144	16,597	54,774	105,515	17,658	159,228	176,886	34,439	1962/2004	2001
Beverly Hills Medical Center	31,469	4,955	27,766	28,410	6,435	54,696	61,131	11,867	1964/2004	2004
Bishop Place	73,813	8,317	105,651	61,137	8,833	166,272	175,105	40,343	1992	2004
Bishop Square	139,131	16,273	213,793	11,180	16,273	224,973	241,246	23,323	1972/1983	2010
Brentwood Court	6,318	2,564	8,872	759	2,563	9,632	12,195	2,470	1984	2006
Brentwood Executive Plaza	25,461	3,255	9,654	35,050	5,921	42,038	47,959	10,444	1983/1996	1995
Brentwood Medical Plaza	25,805	5,934	27,836	2,087	5,933	29,924	35,857	7,377	1975	2006
Brentwood San Vicente Medical	13,297	5,557	16,457	853	5,557	17,310	22,867	3,879	1957/1985	2006
Brentwood/Saltair	13,100	4,468	11,615	11,499	4,775	22,807	27,582	6,103	1986	2000
Bundy/Olympic	24,056	4,201	11,860	29,765	6,030	39,796	45,826	9,703	1991/1998	1994
Camden Medical Arts	28,606	3,102	12,221	28,016	5,298	38,041	43,339	8,111	1972/1992	1995
Century Park Plaza	85,010	10,275	70,761	107,340	16,153	172,223	188,376	38,135	1972/1987	1999
Century Park West	15,953	3,717	29,099	466	3,667	29,615	33,282	5,608	1971	2007
Columbus Center	10,559	2,096	10,396	9,784	2,333	19,943	22,276	4,936	1987	2001
Coral Plaza	23,327	4,028	15,019	19,058	5,366	32,739	38,105	7,653	1981	1998
Cornerstone Plaza	39,388	8,245	80,633	6,447	8,263	87,062	95,325	16,359	1986	2007
Encino Gateway	51,463	8,475	48,525	54,185	15,653	95,532	111,185	22,840	1974/1998	2000
Encino Plaza	30,011	5,293	23,125	47,070	6,165	69,323	75,488	16,636	1971/1992	2000
Encino Terrace	67,307	12,535	59,554	96,825	15,533	153,381	168,914	36,149	1986	1999
Executive Tower	54,424	6,660	32,045	63,296	9,471	92,530	102,001	24,282	1989	1995
Gateway Los Angeles	28,429	2,376	15,302	48,314	5,119	60,873	65,992	13,423	1987	1994
Harbor Court	—	51	41,001	23,896	—	64,948	64,948	17,463	1994	2004
Honolulu Club	16,140	1,863	16,766	4,916	1,863	21,682	23,545	3,620	1980	2008
Landmark II	119,000	19,156	109,259	80,131	26,139	182,407	208,546	39,716	1989	1997
Lincoln/Wilshire	24,895	3,833	12,484	22,541	7,475	31,383	38,858	6,368	1996	2000
MB Plaza	28,091	4,533	22,024	31,968	7,503	51,022	58,525	12,959	1971/1996	1998

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2012
Property Name	Encumbrances at December 31, 2012	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2012	Year Built / Renovated	Year Acquired
Office Properties (continued)
Olympic Center	27,968	5,473	22,850	32,461	8,247	52,537	60,784	12,428	1985/1996	1997
One Westwood	45,577	10,350	29,784	60,745	9,194	91,685	100,879	19,666	1987/2004	1999
Palisades Promenade	36,000	5,253	15,547	51,531	9,664	62,667	72,331	12,800	1990	1995
Saltair/San Vicente	15,472	5,075	6,946	16,949	7,557	21,413	28,970	5,175	1964/1992	1997
San Vicente Plaza	9,430	7,055	12,035	636	7,055	12,671	19,726	3,370	1985	2006
Santa Monica Square	25,487	5,366	18,025	20,395	6,863	36,923	43,786	8,046	1983/2004	2001
Second Street Plaza	35,802	4,377	15,277	35,889	7,421	48,122	55,543	12,168	1991	1997
Sherman Oaks Galleria	264,297	33,213	17,820	410,670	48,328	413,375	461,703	96,355	1981/2002	1997
Studio Plaza	115,591	9,347	73,358	129,449	15,015	197,139	212,154	44,188	1988/2004	1995
The Trillium	130,235	20,688	143,263	87,102	21,989	229,064	251,053	54,200	1988	2005
Tower at Sherman Oaks	—	4,712	15,747	38,496	8,685	50,270	58,955	12,616	1967/1991	1997
Valley Executive Tower	86,055	8,446	67,672	101,003	11,737	165,384	177,121	37,294	1984	1998
Valley Office Plaza	35,037	5,731	24,329	48,463	8,957	69,566	78,523	16,299	1966/2002	1998
Verona	14,300	2,574	7,111	14,386	5,111	18,960	24,071	4,666	1991	1997
Village on Canon	33,583	5,933	11,389	49,540	13,303	53,559	66,862	11,445	1989/1995	1994
Warner Center Towers	285,000	43,110	292,147	397,260	59,418	673,099	732,517	156,527	1982-1993/2004	2002
Westside Towers	80,216	8,506	79,532	79,046	14,568	152,516	167,084	35,105	1985	1998
Westwood Place	52,094	8,542	44,419	53,026	11,448	94,539	105,987	20,991	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	40,974	14,903	60,171	75,074	12,194	1989	1999
Barrington Plaza	153,630	28,568	81,485	146,755	58,208	198,600	256,808	40,955	1963/1998	1998
Barrington/Kiowa	7,750	5,720	10,052	691	5,720	10,743	16,463	2,230	1974	2006
Barry	7,150	6,426	8,179	590	6,426	8,769	15,195	1,998	1973	2006
Kiowa	3,100	2,605	3,263	363	2,605	3,626	6,231	820	1972	2006
Moanalua Hillside Apartments	111,920	24,720	85,895	39,368	35,294	114,689	149,983	22,714	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	73,913	27,816	72,347	100,163	13,953	1963/1998	1999
The Shores	144,610	20,809	74,191	198,517	60,555	232,962	293,517	44,112	1965-67/2002	1999
Villas at Royal Kunia	82,000	42,887	71,376	15,497	35,165	94,595	129,760	21,988	1990/1995	2006

Ground Lease
Owensmouth/Warner	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
TOTAL	$3,441,140	$585,562	$2,651,419	$3,549,556	$851,679	$5,934,858	$6,786,537	$1,304,468
The aggregate cost of total real estate for federal income tax purposes was approximately $3.91 billion at December 31, 2012.

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Year Ended December 31,
		2012	2011	2010
Real Estate Assets
Balance, beginning of period		$6,726,018	$6,670,683	$6,387,060
Additions:	property acquisitions	—	—	230,066
	improvements	60,519	55,335	53,557
Balance, end of period		$6,786,537	$6,726,018	$6,670,683

Accumulated Depreciation
Balance, beginning of period		$(1,119,619)	$(913,923)	$(688,893)
Additions:	depreciation	(184,849)	(205,696)	(225,030)
Balance, end of period		$(1,304,468)	$(1,119,619)	$(913,923)

Report of Independent Registered Public Accounting Firm

The Members of
Douglas Emmett Fund X, LLC

We have audited the accompanying consolidated balance sheet of Douglas Emmett Fund X, LLC (the “Fund”) as of December 31, 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett Fund X, LLC at December 31, 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2012

Douglas Emmett Fund X, LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2012	December 31, 2011
Assets	(unaudited)
Investment in real estate:
Land	$64,847	$64,847
Buildings and improvements	530,747	530,097
Tenant improvements and lease intangibles	78,325	71,242
Investment in real estate, gross	673,919	666,186
Less: accumulated depreciation	(105,719)	(85,284)
Investment in real estate, net	568,200	580,902
Cash and cash equivalents	5,311	3,919
Tenant receivables, net	168	67
Deferred rent receivables, net	5,723	5,056
Acquired lease intangible assets, net of accumulated amortization of $1,267 (unaudited) and $1,102 as of 2012 and 2011, respectively	189	354
Investment in unconsolidated real estate fund	8,868	9,126
Other assets	350	237
Total assets	$588,809	$599,661

Liabilities
Secured note payable	$365,000	$365,000
Accounts payable and accrued expenses	3,340	4,222
Interest payable	550	1,736
Security deposits	4,109	3,696
Acquired lease intangible liabilities, net of accumulated amortization of $24,031 (unaudited) and $22,377 as of 2012 and 2011, respectively	2,882	4,536
Interest rate contracts	—	8,561
Total liabilities	375,881	387,751

Equity
Sub-REIT investors	—	121
Members' equity, including $0 (unaudited) and $8,561 of accumulated other comprehensive loss as of 2012 and 2011, respectively	212,928	211,789
Total equity	212,928	211,910
Total liabilities and equity	$588,809	$599,661

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(unaudited)
Revenues
Rental revenues	$38,930	$39,457	$38,485
Tenant recoveries	1,778	728	1,731
Parking and other income	7,153	6,576	5,943
Total revenues	47,861	46,761	46,159

Operating Expenses
Office expense	18,620	15,767	19,593
General and administrative	172	220	209
Depreciation and amortization	20,435	23,115	27,319
Total operating expenses	39,227	39,102	47,121

Operating income (loss)	8,634	7,659	(962)

Other income	3	5	334
Loss, including depreciation, from unconsolidated real estate fund	(254)	(319)	(199)
Interest expense	(16,100)	(20,445)	(20,445)
Net loss	(7,717)	(13,100)	(21,272)
Less: net income attributable to Sub-REIT investors	(15)	(15)	(15)
Net loss attributable to Members	$(7,732)	$(13,115)	$(21,287)

Other comprehensive income	8,561	11,387	359
Comprehensive income (loss) attributable to Members	$829	$(1,728)	$(20,928)

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Equity
(in thousands)

	Sub-REIT Investors	DEIX, LLC	Other Members	Total
Balance - December 31, 2009 (unaudited)	$121	$104,037	$109,066	$213,224
Contributions	—	12,664	13,277	25,941
Distributions	(15)	—	—	(15)
Priority distributions	—	(5,053)	—	(5,053)
Priority distribution allocation	—	2,586	(2,586)	—
Net income attributable to Sub-REIT investors	15	—	—	15
Net loss attributable to Members	—	(10,392)	(10,895)	(21,287)
Other comprehensive income	—	175	184	359
Balance - December 31, 2010	121	104,017	109,046	213,184
Contributions	—	1,920	2,012	3,932
Distributions	(15)	—	—	(15)
Priority distributions	—	(3,478)	—	(3,478)
Priority distribution allocation	—	1,781	(1,781)	—
Net income attributable to Sub-REIT investors	15	—	—	15
Net loss attributable to Members	—	(6,403)	(6,712)	(13,115)
Other comprehensive income	—	5,559	5,828	11,387
Balance - December 31, 2011	121	103,396	108,393	211,910
Contributions	—	2,604	1,396	4,000
Member equity redemption allocation	—	34,465	(34,465)	—
Distributions	(136)	—	—	(136)
Priority distributions	—	(3,690)	—	(3,690)
Priority distribution allocation	—	1,288	(1,288)	—
Net income attributable to Sub-REIT investors	15	—	—	15
Net loss attributable to Members	—	(5,033)	(2,699)	(7,732)
Other comprehensive income	—	5,573	2,988	8,561
Balance - December 31, 2012 (unaudited)	$—	$138,603	$74,325	$212,928

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(unaudited)
Operating Activities:
Net loss	$(7,717)	$(13,100)	$(21,272)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	20,435	23,115	27,319
Loss, including depreciation, from unconsolidated real estate fund	254	319	199
Net accretion of acquired lease intangibles	(1,489)	(2,797)	(3,961)
Change in working capital components:
Tenant receivables	(101)	65	121
Deferred rent receivable	(667)	(1,244)	(1,407)
Accounts payable and accrued expenses	(2,068)	1,360	(3,665)
Security deposits	413	476	(95)
Other assets	(113)	64	25
Net cash provided by (used in) operating activities	8,947	8,258	(2,736)

Investing Activities:
Capital expenditures and property acquisitions	(7,733)	(7,874)	(7,283)
Distributions from (contributions to) unconsolidated real estate fund	4	(3,932)	(5,712)
Net cash used in investing activities	(7,729)	(11,806)	(12,995)

Financing Activities:
Member contributions	4,000	3,932	25,941
Distributions to Sub-REIT investors, net	(136)	(15)	(15)
Priority distributions	(3,690)	(3,478)	(5,053)
Net cash provided by financing activities	174	439	20,873

Increase (decrease) in Cash and Cash Equivalents	1,392	(3,109)	5,142
Cash and Cash Equivalents at Beginning of Year	3,919	7,028	1,886
Cash and Cash Equivalents at End of Year	$5,311	$3,919	$7,028

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$17,286	$20,445	$20,445

 See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements

1. Organization and Description of Business

Douglas Emmett Fund X, LLC (the “Fund”) was organized on October 7, 2008 as a Delaware limited liability company. The Fund was formed for the purpose of investing in real estate, and at December 31, 2012 had a 100.0% interest in 6 office properties (the “Fund Properties”) and a 9.4% interest in 2 unconsolidated office properties which is accounted for under the equity method.

DEIX, LLC, a Delaware limited liability company, is the manager of the Fund (the “Manager”) and is also a member of the Fund. As of December 31, 2012, the Fund had total capital commitments of $307.3 million (unaudited) from DEIX, LLC and the other members (collectively, the “Members”) of which $15.4 million (unaudited) was unfunded at December 31, 2012.

The Operating Agreement of the Fund (the “Operating Agreement”) provides that the Fund may continue in existence until October 7, 2022, which may be extended under certain conditions.

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

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

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

The table below presents the expected net accretion related to the acquired above and below-market leases at December 31, 2012 (unaudited and in thousands):

Year
2013	$959
2014	880
2015	655
2016	129
2017	64
Thereafter	6
Total	$2,693

Impairment of Long-Lived Assets
The Fund assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.  If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2012 (unaudited), 2011 or 2010.

The Fund assesses whether there has been impairment in the value of its investment in unconsolidated real estate fund periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investment in unconsolidated real estate fund is dependent on a number of factors, including the performance of the investment and market conditions. The Fund will record an impairment charge if it determines that a decline in the value of an investment in an unconsolidated real estate fund is other-than-temporary. Based upon such periodic assessments, no impairments occurred during 2012 (unaudited), 2011 or 2010.

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

The recognition of gains on sales of real estate requires that the Fund measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Fund defers gain recognition and accounts for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, the Fund further analyzes whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, the Fund defers the gain and recognizes it when the criteria are met or uses the installment or cost recovery method as appropriate under the circumstances.

Monitoring of Rents and Other Receivables
The Fund maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the Fund may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. The Fund takes into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions. As of December 31, 2012 and 2011, the Fund had an allowance for doubtful accounts and deferred rent of $1.0 million (unaudited) and $1.0 million respectively.

Interest Rate Agreements
The Fund manages its interest rate risk associated with borrowings by entering into interest rate swap agreements from time to time. The interest rate swap agreements the Fund utilizes, effectively modify its exposure to interest rate risk by converting its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense.  These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Fund does not make use of any other derivative instruments.

The Fund entered into an interest rate swap agreement with a notional amount of $365.0 million that matured on September 4, 2012. For 2012 (unaudited) and 2011, this interest rate swap was considered to be a cash flow hedge. The effective portion of changes in the fair value of derivatives are initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in fair value of derivatives is recognized directly in earnings. The Fund assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  For 2012, 2011 and 2010, the other comprehensive income attributable to the interest rate swap was $8.6 million (unaudited), $11.4 million and $359 thousand, respectively.

The Fund records all derivatives on the balance sheet at fair value.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

The Financial Accounting Standards Board (“FASB”) has established a framework for measuring fair value which uses a market based measurement, not an entity-specific measurement. The FASB established a fair value hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market-based inputs. Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 inputs are inputs that are observable either directly or indirectly for similar assets and liabilities in active markets, and Level 3 inputs are observable assumptions generated by the reporting entity. The Fund incorporates credit valuation adjustments to appropriately reflect both own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Fund’s derivative contracts for the effect on nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. As of December 31, 2011, the Fund’s interest rate swap was determined to have a fair value classified as Level 2 in the fair value hierarchy. As of December 31, 2012, the Fund did not have any outstanding interest rate swaps, as the existing swap matured on September 4, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments of this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us was the first quarter of 2012. We adopted ASU 2011-04 during the first quarter of 2012, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210). The objective of this Update is to clarify the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2013-01 will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013. The ASU will require retrospective disclosures for all comparative periods presented. We do not expect ASU 2013-01 to have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for us means the first quarter of 2013. We do not expect this ASU to have a material impact on our financial position or results of operations.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

The FASB did not issue any other ASUs during 2012 that are expected to be applicable and have a material impact on our financial position or results of operations.

3. Future Minimum Lease Receipts

The Fund leases space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the Fund’s consolidated statements of comprehensive income as tenant recoveries.

Future minimum base rentals on the Fund’s non-cancelable office leases at December 31, 2012 were as follows (unaudited and in thousands):

Twelve months ending December 31:
2013	$35,991
2014	32,333
2015	27,361
2016	21,093
2017	15,507
Thereafter	28,139
Total future minimum base rentals	$160,424

The future minimum lease payments in the table above (i) exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

4. Secured Note Payable

As of December 31, 2012, secured note payable consisted of a term loan in the amount of $365.0 million secured by the Fund Properties in a cross-collateral pool. The loan matures on August 19, 2013 and bears interest at LIBOR plus 1.65%.

5. Fair Value of Financial Instruments

The Fund’s estimates of the fair value of financial instruments at December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, rents and other receivables, accounts payable and other liabilities approximate fair value because of the short-term nature of these instruments. The Fund calculates the fair value of its secured note payable based on a currently available market rate assuming the loan is outstanding through maturity and considering the collateral. Based on a credit-adjusted present value for its principal and interest payments at floating rates, the fair value of the Fund's secured note payable was estimated to be approximately $364.6 million (unaudited) at December 31, 2012 (unaudited) and approximately $356.4 million at December 31, 2011 (compared to its carrying value on each date of $365.0 million). The Fund's secured note payable is classified in Level 2 of the fair value hierarchy.

The Fund made use of an interest rate swap, which matured on September 4, 2012, to manage interest rate risk resulting from variable interest payments on its floating rate debt. This financial instrument was carried on the Fund’s balance sheet at December 31, 2011 at fair value based on assumptions that market participants would be expected to use in pricing the asset or liability. See Note 2.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

6. Related Party Transactions

The Manager receives a priority distribution from the Fund equal to (i) 1.25% per annum of the aggregate capital drawn less (ii) any Excess Organizational Costs (as defined in the Operating Agreement). During 2012, 2011 and 2010, the Manager received priority distributions of $3.6 million (unaudited), $3.5 million, and $5.1 million, respectively.

The Fund and the Fund Properties have been involved in certain related party transactions with the affiliates of the Manager as follows:

An affiliate of the Manager provides property management services to the Fund Properties in exchange for fees calculated in accordance with the Operating Agreement. During 2012, 2011 and 2010, these property management fees aggregated $1.1 million (unaudited), $1.1 million and $1.0 million, respectively, of which $93 thousand (unaudited) and $91 thousand were payable as of December 31, 2012 and 2011, respectively.

An affiliate of the Manager provides leasing services to the Fund Properties in exchange for commissions calculated in accordance with the Operating Agreement. During 2012, 2011 and 2010, these commissions aggregated $993 thousand (unaudited), $693 thousand and $847 thousand, respectively.

An affiliate of the Manager provides certain construction work in connection with improvements to tenant suites and common areas related to certain tenants of the Fund Properties in exchange for payments calculated in accordance with the Operating Agreement. During 2012, 2011 and 2010, these payments aggregated $2.2 million (unaudited), $2.4 million and $3.6 million, respectively. These amounts include the amounts paid by the affiliate of the Manager to third party vendors and subcontractors for the construction.

An affiliate of the Manager provides certain construction work in connection with improvements to building and common areas in exchange for payments calculated in accordance with the Operating Agreement. During 2012, 2011 and 2010, these payments aggregated $147 thousand (unaudited), $156 thousand and $430 thousand, respectively. These amounts include the amounts paid by the affiliate of the Manager to third party vendors and subcontractors for the construction.

During 2012, 2011 and 2010, the Fund incurred certain costs in connection with certain pass-through items aggregating $2.3 million (unaudited), $2.3 million and $2.5 million, respectively, comprised of (i) on-site property level employee costs; (ii) leasing lawyer costs; (iii) property insurance; and (iv) concierge services. As of December 31, 2012 and 2011, $178 thousand (unaudited) and $191 thousand, respectively, were payable to affiliates of the Manager for such items.

In November 2010, the Fund received $547 thousand from Douglas Emmett Partnership X, L.P. as reimbursement of organizational costs and is included in other income in the consolidated statements of comprehensive income.

7. Investment in Unconsolidated Real Estate Fund

The Fund owns a 9.4% equity interest in Douglas Emmett Partnership X, L.P. (the “Partnership”), through which institutional investors provide capital commitments for acquisition of properties. As of December 31, 2012, the Fund’s investment balance was $8.9 million (unaudited) and it had a commitment for future capital contributions totaling $9.4 million (unaudited).  The Fund accounts for its investment in the Partnership under the equity method.

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

Concentration of Credit Risk
The Fund maintains its cash and cash equivalents at high quality financial institutions with investment grade ratings. Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand, while non interest bearing accounts do not currently have a limit on insurance. We have not experienced any losses to date on our deposited cash.

Tenant Concentrations
In 2012 (unaudited), 2011 and 2010, no tenant provided more than 10% of the Fund’s total rental revenue and tenant reimbursements.

9. Subsequent Events

Subsequent to year end, the Manager purchased an additional 3.3% interest in the Fund for approximately $6.9 million in cash and the assumption of approximately $500 thousand in undrawn capital commitments.