Form 10-Q
period 2013-03-31
Douglas Emmett Inc
filed 2013-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2013
Common Stock,	142,572,915	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except shares and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$851,679	$851,679
Buildings and improvements	5,245,857	5,244,738
Tenant improvements and lease intangibles	707,198	690,120
Investment in real estate, gross	6,804,734	6,786,537
Less: accumulated depreciation	(1,350,492)	(1,304,468)
Investment in real estate, net	5,454,242	5,482,069

Cash and cash equivalents	292,635	373,203
Tenant receivables, net	1,338	1,331
Deferred rent receivables, net	65,152	63,192
Acquired lease intangible assets, net	4,376	4,707
Investment in unconsolidated real estate funds	157,140	149,478
Other assets	32,801	29,827
Total assets	$6,007,684	$6,103,807

Liabilities
Secured notes payable	$3,351,140	$3,441,140
Interest payable, accounts payable and accrued liabilities	57,768	45,171
Security deposits	34,570	34,284
Acquired lease intangible liabilities, net	62,650	67,035
Interest rate contracts	93,280	100,294
Dividends payable	25,662	25,424
Total liabilities	3,625,070	3,713,348

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 142,569,372 and 141,245,896 outstanding at March 31, 2013 and December 31, 2012, respectively	1,426	1,412
Additional paid-in capital	2,653,586	2,635,408
Accumulated other comprehensive income (loss)	(77,898)	(82,991)
Accumulated deficit	(587,753)	(574,173)
Total Douglas Emmett, Inc. stockholders' equity	1,989,361	1,979,656
Noncontrolling interests	393,253	410,803
Total equity	2,382,614	2,390,459
Total liabilities and equity	$6,007,684	$6,103,807

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Office rental
Rental revenues	$97,330	$98,038
Tenant recoveries	10,585	9,975
Parking and other income	18,508	17,257
Total office revenues	126,423	125,270

Multifamily rental
Rental revenues	17,551	16,748
Parking and other income	1,484	1,370
Total multifamily revenues	19,035	18,118

Total revenues	145,458	143,388

Operating Expenses
Office expense	41,309	40,947
Multifamily expense	5,009	4,930
General and administrative	7,096	6,700
Depreciation and amortization	46,024	45,797
Total operating expenses	99,438	98,374

Operating income	46,020	45,014

Other income	410	233
Income (loss) including depreciation, from unconsolidated real estate funds	1,189	(984)
Interest expense (includes ($8,894) and ($15,916) accumulated other comprehensive income reclassifications for the three months ended March 31, 2013 and 2012, respectively, for net losses on cash flow hedges)	(32,832)	(37,561)
Acquisition-related expenses	(175)	—
Net income	14,612	6,702
Less: Net income attributable to noncontrolling interests	(2,530)	(1,316)
Net income attributable to common stockholders	$12,082	$5,386

Net income attributable to common stockholders per share – basic	$0.08	$0.04
Net income attributable to common stockholders per share – diluted	$0.08	$0.04

Dividends declared per common share	$0.18	$0.15

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Comprehensive Income (unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$14,612	$6,702
Other comprehensive income: cash flow hedge adjustment	7,035	10,062
Comprehensive income	21,647	16,764
Less comprehensive income attributable to noncontrolling interests	(4,472)	(4,941)
Comprehensive income attributable to common stockholders	$17,175	$11,823

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$14,612	$6,702
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss, including depreciation, from unconsolidated real estate funds	(1,189)	984
Depreciation and amortization	46,024	45,797
Net accretion of acquired lease intangibles	(4,054)	(4,877)
Amortization of deferred loan costs	1,146	1,155
Amortization of loan premium	—	(1,060)
Non-cash market value adjustments on interest rate contracts	24	4,412
Non-cash amortization of stock-based compensation	1,562	1,449
Operating distributions from unconsolidated real estate funds	177	206
Change in working capital components:
Tenant receivables	(7)	227
Deferred rent receivables	(1,960)	(2,058)
Accounts payable and accrued expenses	14,042	5,158
Security deposits	286	246
Other	1,232	1,794
Net cash provided by operating activities	71,895	60,135

Investing Activities
Capital expenditures	(19,542)	(17,659)
Deposits for property acquisitions	(5,000)	—
Contributions to unconsolidated real estate funds	(6)	(2,614)
Acquisitions of additional interests in unconsolidated real estate funds	(7,988)	(33,448)
Capital distributions from unconsolidated real estate funds	1,142	1,252
Net cash used in investing activities	(31,394)	(52,469)

Financing Activities
Proceeds from long-term borrowings	—	155,000
Deferred loan costs	(152)	(714)
Refund of refundable loan deposit	—	1,575
Repayment of borrowings	(90,000)	(521,956)
Distributions to noncontrolling interests	(5,493)	(4,228)
Distributions of capital to noncontrolling interests	—	(10)
Cash dividends	(25,424)	(17,039)
Issuance of common stock, net	—	128,257
Net cash used in financing activities	(121,069)	(259,115)

Decrease in cash and cash equivalents	(80,568)	(251,449)
Cash and cash equivalents at beginning of period	373,203	406,977
Cash and cash equivalents at end of period	$292,635	$155,528

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of March 31, 2013, we owned a consolidated portfolio of 50 office properties (including ancillary retail space) and 9 multifamily properties, as well as the fee interests in 2 parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at March 31, 2013, owned 8 additional office properties, for a combined 58 office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation
The accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2012 Annual Report on Form 10-K and the notes thereto.  Any reference to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Certain prior period amounts have been reclassified to conform with current period presentation, including a reclassification of distributions received from our unconsolidated real estate funds, from investing activities to operating activities on our consolidated statements of cash flows.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

2. Summary of Significant Accounting Policies

We have not made any material changes during the period covered by this report to our significant accounting policies included in our 2012 Annual Report on Form 10-K.

Earnings Per Share (EPS)
We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  We calculate diluted EPS by dividing the net income attributable to common stockholders and holders of equity in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method.

	Three Months Ended March 31,
	2013	2012
Numerator (in thousands):
Net income attributable to common stockholders	$12,082	$5,386
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	2,416	1,210
Numerator for diluted net income attributable to all equity holders	$14,498	$6,596
Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	142,440	138,399
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	28,483	31,101
Stock options	3,148	1,861
Unvested LTIP units	508	455
Weighted average shares of common stock and common stock equivalents outstanding - diluted	174,579	171,816
Basic earnings per share:
Net income attributable to common stockholders per share	$0.08	$0.04
Diluted earnings per share:
Net income attributable to common stockholders per share	$0.08	$0.04

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Recently Issued Accounting Literature
Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are offset in the financial statements because they are subject to enforceable master netting arrangements or similar agreements. The amendments in this ASU require disclosure of information about the effects of offsetting and related arrangements, and will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013. The ASU will require retrospective disclosures for all comparative periods presented. We adopted ASU 2011-11 during the first quarter of 2013, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU will allow an entity to first assess a number of events and circumstances as qualitative factors to determine whether or not it is necessary to perform a quantitative impairment test. This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012, which for us means the first quarter of 2013. We adopted ASU 2012-02 during the first quarter of 2013, and it did not have a material effect on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210). The objective of this Update is to clarify the scope of ASU No. 2011-11 regarding embedded derivatives, repurchase agreements and securities lending transactions. This ASU will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for us means the first quarter of 2013, and will require retrospective disclosures for all comparative periods presented. We adopted ASU 2013-01 during the first quarter of 2013, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income for all public and private organizations. The amendments would require an entity to provide additional information about the changes in and the reclassifications out of accumulated other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for us means the first quarter of 2013. We adopted ASU 2013-02 during the first quarter of 2013, and it did not have a material effect on our financial position or results of operations, as it only affects disclosure.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405): The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us means the first quarter of 2014. We do not expect this ASU to have a material impact on our financial position or results of operations as we do not have any obligations within the scope of this ASU.

The FASB has not issued any other ASUs during 2013 that we expect to be applicable and have a material impact on our financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

3. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	March 31, 2013	December 31, 2012
Above-market tenant leases	$34,968	$34,968
Accumulated amortization	(33,296)	(32,985)
Below-market ground leases	3,198	3,198
Accumulated amortization	(494)	(474)
Acquired lease intangible assets, net	$4,376	$4,707

Below-market tenant leases	$263,220	$263,220
Accumulated accretion	(213,274)	(208,939)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,496)	(3,446)
Acquired lease intangible liabilities, net	$62,650	$67,035

4. Other Assets

Other assets consist of the following (in thousands) as of:

	March 31, 2013	December 31, 2012
Deferred loan costs, net of accumulated amortization of $9,391 and $8,245 at March 31, 2013 and December 31, 2012, respectively	$18,368	$19,362
Restricted cash	2,380	2,379
Prepaid expenses	3,198	4,049
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	5,004	—
Interest receivable	—	13
Interest rate contracts	1	4
Other	1,862	2,032
Total other assets	$32,801	$29,827

We incurred deferred loan cost amortization expense of $1.1 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

5. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description (1)	Maturity Date		Outstanding Principal Balance as of March 31, 2013	Outstanding Principal Balance as of December 31, 2012	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loan (3)	3/3/2014		$16,140	$16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		150,000	240,000	LIBOR +1.50%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			$3,351,140	$3,441,140

Aggregate amount of loans swapped to fixed rates			$1,828,080	$2,168,080		3.98%
Aggregate amount of fixed rate loans			1,145,000	1,145,000		4.15%
Aggregate amount of variable rate loans			378,060	128,060		N/A
Aggregate loan principal			$3,351,140	$3,441,140
____________________________________________________

(1)
As of March 31, 2013, (i) the weighted average remaining life of our outstanding debt was 5.4 years; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.8 years, the weighted average remaining period during which interest was fixed was 4.4 years and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of interest rate contracts and prepaid financing, the effective weighted average interest rate was 4.17%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of March 31, 2013, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization table.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization table.

(8)	Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and payments thereafter based upon a 30-year amortization table.

(9)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due (excluding any available extension options) on our secured notes payable at March 31, 2013, were as follows (in thousands):

Three months ending March 31:
2014	$16,140
2015	118,054
2016	241,192
2017	15,619
2018	764,677
Thereafter	2,195,458
Total future principal payments	$3,351,140

6. Interest Payable, Accounts Payable and Accrued Liabilities

Interest payable, accounts payable and accrued liabilities consist of the following (in thousands) as of:

	March 31, 2013	December 31, 2012
Accounts payable and accrued liabilities	$31,324	$19,168
Accrued interest payable	9,773	10,203
Deferred revenue	16,671	15,800
Total interest payable, accounts payable and accrued liabilities	$57,768	$45,171

7. Interest Rate Contracts

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

As of March 31, 2013, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. As of March 31, 2013, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of March 31, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, when aggregated by counterparty, was $98.9 million and $107.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

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

For derivatives designated as cash flow hedges, we estimate an additional $35.0 million will be reclassified within the next 12 months from AOCI to interest expense as an increase to interest expense.

The following table represents the effect of derivative instruments on our consolidated statements of operations (in thousands) for the three months ended March 31:

	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of gain (loss) recognized in other comprehensive income (OCI) on derivatives (effective portion)	$(1,880)	$(6,405)
Amount of gain (loss) reclassified from AOCI into earnings under "interest expense" (effective portion)	$(8,894)	$(15,916)
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing) (1)	$(21)	$(616)
Derivatives Not Designated as Cash Flow Hedges:
Amount of realized and unrealized gain (loss) on derivatives recognized in earnings under "interest expense"	$(3)	$(1)

(1)	The three months ended March 31, 2012 includes a non-cash expense of $552 thousand related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. All of our derivative contracts are subject to enforceable master netting arrangements, and we have elected to present the fair value of our derivatives on a gross basis. See Note 9.  The following table represents the fair values of derivative instruments (in thousands) as of:

	March 31, 2013	December 31, 2012
Derivative assets disclosed within "Other Assets":
Derivatives designated as accounting hedges	$—	$—
Derivatives not designated as accounting hedges	1	4
Total derivative assets	$1	$4

Derivative liabilities disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$93,280	$100,294
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$93,280	$100,294

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

8.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 17% of our operating partnership at March 31, 2013. A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also includes the interest of a minority partner in a joint venture which owns an office building in Honolulu, Hawaii. The joint venture is two-thirds owned by our operating partnership and was consolidated in our financial statements as of March 31, 2013.

The tables below represent our condensed consolidated statements of equity (in thousands):

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	12,082	2,530	14,612
Cash flow hedge adjustment	5,093	1,942	7,035
Dividends and distributions	(25,662)	(5,493)	(31,155)
Conversion of operating partnership units	18,192	(18,192)	—
Stock compensation	—	1,663	1,663
Balance as of March 31, 2013	$1,989,361	$393,253	$2,382,614

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2012	$1,865,106	$450,849	$2,315,955
Net income	5,386	1,316	6,702
Cash flow hedge adjustment	6,437	3,625	10,062
Dividends and distributions	(20,945)	(4,228)	(25,173)
Conversion of operating partnership units	22,548	(22,548)	—
Stock compensation	174	4,432	4,606
Sale of common stock, net of offering costs	128,257	—	128,257
Other	—	(10)	(10)
Balance as of March 31, 2012	$2,006,963	$433,436	$2,440,399

The tables below represent the changes in our accumulated other comprehensive income (loss) balances for the comparative year-to-date periods presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(82,991)	$(89,180)
Other comprehensive income before reclassifications	(1,859)	(5,854)
Amounts reclassified from accumulated other comprehensive income (1)	8,894	15,916
Net current period other comprehensive income	7,035	10,062
Less other comprehensive income attributable to noncontrolling interests	(1,942)	(3,625)
Other comprehensive income attributable to common stockholders	5,093	6,437
Accumulated other comprehensive income at end of period	$(77,898)	$(82,743)

(1)	Cash flow hedge adjustments

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Equity Sales, Conversions and Repurchases
During the three months ended March 31, 2013, approximately 1.3 million units in our operating partnership were converted to shares of our common stock. We did not sell or repurchase shares or share equivalents during the three months ended March 31, 2013. During the three months ended March 31, 2012, we sold 6.9 million shares of our common stock in open market transactions under our "at the market" (ATM) stock offering program for net proceeds of approximately $128.3 million, and approximately 26 thousand units in our operating partnership were converted to shares of our common stock. We did not repurchase shares or share equivalents during the three months ended March 31, 2012. The table below represents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$12,082	$5,386
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	18,178	22,532
Change from net income attributable to common stockholders and transfers from noncontrolling interest	$30,260	$27,918

Stock-Based Compensation
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan is administered by the compensation committee of our board of directors.  All officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to the notes to the consolidated financial statements in our 2012 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2013.

Total net equity compensation expense for equity grants was $1.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. These amounts do not include (i) capitalized equity compensation totaling $101 thousand and $120 thousand for the three months ended March 31, 2013 and 2012, respectively, and (ii) $3.0 million in immediately vested equity grants issued during the three months ended March 31, 2012 to satisfy a portion of the annual bonuses that were accrued during the prior year. Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2013 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

The carrying amounts for cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, interest payable, accounts payable and other liabilities approximate their fair values because of the short-term nature of these instruments.  We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At March 31, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.42 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, compared to their carrying value of $3.35 billion.  As of December 31, 2012, the estimated fair value of our secured loans was approximately $3.51 billion compared to their carrying value of $3.44 billion.

Currently, we use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability. The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2013.

The table below presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis as of March 31, 2013 without reflecting any net settlement positions with the same counterparty (in thousands):

	March 31, 2013
	Assets	Liabilities
Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	$—	$—
Significant Other Observable Inputs (Level 2)	1	93,280
Significant Unobservable Inputs (Level 3)	—	—
Fair Value of Interest Rate Contracts	$1	$93,280

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income for the three months ended March 31, 2013 and 2012 totaled $166 thousand and $175 thousand, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2013 were as follows (in thousands):

Three months ending March 31:
2014	$356,059
2015	311,422
2016	261,774
2017	211,515
2018	167,815
Thereafter	428,541
Total future minimum base rentals	$1,737,126

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these options are not exercised.

11. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $539 thousand and $543 thousand for the three months ended March 31, 2013 and 2012, respectively. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule of our future minimum ground lease payments as of March 31, 2013 (in thousands):

Three months ending March 31:
2014	$733
2015	733
2016	733
2017	733
2018	733
Thereafter	50,393
Total future minimum lease payments	$54,058

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

12. Commitments and Contingencies

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified 20 properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2013, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Investment in Unconsolidated Real Estate Funds
We manage and own an equity interest in two Funds through which institutional investors provided capital commitments for acquisition of properties. The Investment Period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. As of March 31, 2013, we had a remaining undrawn capital commitment of $26.4 million which may only be drawn for specific purposes.

Tenant Concentrations
For the three months ended March 31, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

13. Segment Reporting

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

The following table represents operating activity within our reportable segments (in thousands):

	Three Months Ended March 31,
Office Segment	2013	2012
Rental revenue	$126,423	$125,270
Rental expense	(41,309)	(40,947)
Segment profit	85,114	84,323

Multifamily Segment
Rental revenue	19,035	18,118
Rental expense	(5,009)	(4,930)
Segment profit	14,026	13,188

Total profit from all segments	$99,140	$97,511

The following table is a reconciliation of segment profit to net income attributable to common stockholders (in thousands):

	Three Months Ended March 31,
	2013	2012
Total profit from all segments	$99,140	$97,511
General and administrative expense	(7,096)	(6,700)
Depreciation and amortization	(46,024)	(45,797)
Other income	410	233
Income (loss), including depreciation, from unconsolidated real estate funds	1,189	(984)
Interest expense	(32,832)	(37,561)
Acquisition-related expenses	(175)	—
Net income	14,612	6,702
Less: Net income attributable to noncontrolling interests	(2,530)	(1,316)
Net income attributable to common stockholders	$12,082	$5,386

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

14. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds through which institutional investors provided capital commitments for acquisition of properties. The Investment Period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. During the first quarter of 2013, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments. During the first quarter of 2012, we acquired 16.3% interest in Douglas Emmett Fund X, LLC for approximately $33.4 million in cash, and the assumption of approximately $3.2 million in undrawn commitments. The table below reflects selected financial information for our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenues	$15,382	$15,116
Operating income	2,850	2,441
Net income (loss)	342	(3,482)

	March 31, 2013	December 31, 2012
Total assets	$740,486	$741,490
Total liabilities	431,746	431,817
Total equity	308,740	309,673

15. Subsequent Events

On April 30, 2013, one of our unconsolidated Funds closed a $325.0 million loan which matures on May 1, 2018 with a floating interest rate that we effectively fixed at 2.35% per annum until May 1, 2017. The unconsolidated Fund used the proceeds of that loan, plus $40.0 million of additional cash, to pay down its outstanding debt.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; the negative results of litigation or governmental proceedings; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see "Item 1A.  Risk Factors" in our 2012 Annual Report on Form 10-K.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2013:

•
Our consolidated portfolio of properties included 50 Class A office properties (including ancillary retail space) totaling approximately 12.9 million rentable square feet and 9 multifamily properties containing 2,868 apartment units, as well as the fee interests in 2 parcels of land subject to ground leases.

•
Our total office portfolio of 58 office properties aggregating approximately 14.7 million rentable square feet, consisting of both our consolidated office properties and 8 Class A office properties owned by our Funds (in which we own a weighted average of 59% based on square footage).

•
Our consolidated office portfolio was 91.9% leased and 90.0% occupied, our total office portfolio was 91.4% leased and 89.3% occupied and our multifamily properties were 99.6% leased and 98.6% occupied.

•	Approximately 85.7% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.3% from our multifamily properties.

•
Approximately 85.8% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.2% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Financings:

•	During the first quarter of 2013, we used a portion of our cash on hand to pay down $90.0 million on a $240.0 million loan scheduled to mature on April 1, 2015.

•
On April 30, 2013, one of our unconsolidated Funds closed a $325.0 million loan which matures on May 1, 2018 with a floating interest rate that we effectively fixed at 2.35% per annum until May 1, 2017. The unconsolidated Fund used the proceeds of that loan, plus $40.0 million of additional cash, to pay down its outstanding debt.

Acquisitions:

•
During the first quarter of 2013, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.

•
In May 2013, we are scheduled to use a portion of our cash on hand to purchase a 225,000 square foot Class A office building located at 8484 Wilshire Blvd in Beverly Hills for a contract price of $89.0 million, or approximately $395 per square foot.

 Dispositions:  We had no property dispositions during the first three months of 2013.

Development: We have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu.  Each development is on land which we already own. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Honolulu until early 2014, while groundbreaking on our Los Angeles project is not expected to occur before early 2015.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. During the first quarter of 2013, we commenced the repositioning of a 79 thousand square foot office property in Honolulu in which we own a two-thirds interest.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2013 consist of the rental operations for our 50 consolidated office properties and 9 consolidated multifamily properties.  Our share of results from our unconsolidated Funds, which owned an additional 8 office properties at March 31, 2013, is included through income (loss), including depreciation, from unconsolidated real estate funds.

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

Like any metric, FFO is not perfect as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition or may not adjust that definition to treat debt interest rate swaps as terminated for all purposes in the quarter of termination and, accordingly, our FFO may not be comparable to those other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to GAAP net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

For the reasons described below, our FFO (adjusted for our terminated swaps) for the three months ended March 31, 2013 increased by $4.2 million, or 7.0%, to $64.1 million compared to $59.9 million for the three months ended March 31, 2012, which is primarily attributable to increased office and multifamily revenue, a decrease in cash operating expenses, as well as a decrease in our cash interest expense after certain interest rate swaps expired. GAAP net income attributable to common stockholders for the first quarter of 2013 increased by $6.7 million or 124.3% to $12.1 million from $5.4 million for the first quarter of 2012.

The following table (in thousands) sets forth a reconciliation of our FFO to net income computed in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$12,082	$5,386
Depreciation and amortization of real estate assets	46,024	45,797
Net income attributable to noncontrolling interests	2,530	1,316
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds	3,508	3,074
FFO (before adjustments for terminated swaps)	64,144	55,573
Amortization of accumulated other comprehensive income as a result of terminated swaps(1)	—	4,347
FFO (after adjustments for terminated swaps)	$64,144	$59,920

(1)
We terminated certain interest rate swaps in December 2011 in connection with the refinancing of related loans.  As noted above, in calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding. In calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount in this table. For the three months ended March 31, 2012, GAAP net income was reduced by amortization expense as a result of swaps terminated in December 2011.

Rental Rate Trends

Office Rental Rates: The following table sets forth the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during the specified periods:

	Three Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	March 31, 2013	2012	2011	2010	2009
Average rental rate(2)	$33.43	$32.86	$32.76	$32.33	$35.11
Annualized lease transaction costs(3)	$3.49	$4.06	$3.64	$3.68	$3.33

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

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have generally been less than the rental rates on the expiring leases for the same space.  During the first quarter of 2013, the average straight-line rent under new and renewal leases we signed was 5.7% lower than the average straight-line rent under the expiring leases for the same space, although that number was significantly affected by a single large lease.  However, net changes in our office rental rates have not had a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, have been largely offset by the positive impact of the annual 3% rent escalations (2.5% in Honolulu) contained in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents as set forth in the following table:

	Three Months Ending
Expiring cash rents:	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Expiring square feet (1)	177,011	460,251	336,083	473,798
Expiring rent per square foot (2)	$36.90	$38.32	$34.32	$40.44

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of 50 properties totaling 12.9 million square feet, as well as 8 properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to March 31, 2013.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to March 31, 2013 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to March 31, 2013) or defaults occurring after March 31, 2013.  Commencing this quarter, we are excluding short term leases, such as month to month leases and other short term leases, from this table because they are not included in our changes in rental rate data, have rental rates that may not be reflective of market conditions and can distort the data trends, particularly in the first upcoming quarter. The variations in this number using the revised methodology from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates.  With respect to our residential properties, our average rent on leases to new tenants during the first quarter of 2013 was 7.6% higher than the rent for the same unit at the time it became vacant.  The following table sets forth the average effective annual rental rate per leased unit for leases executed in our residential portfolio during the specified periods:

	Three Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	March 31, 2013	2012	2011	2010	2009
Average annual rental rate	$26,480	$26,308	$24,502	$22,497	$22,776

Occupancy Rates

Occupancy Rates: The following tables set forth the occupancy rates for our total office portfolio and multifamily portfolio as of the specified periods:

		December 31,
Occupancy Rates as of:	March 31, 2013	2012	2011	2010	2009
Total Office Portfolio	89.3%	89.6%	87.5%	86.9%	89.0%
Multifamily Portfolio	98.6%	98.7%	98.4%	98.4%	98.0%

	Three Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	March 31, 2013	2012	2011	2010	2009
Total Office Portfolio	89.5%	88.3%	87.0%	88.0%	90.3%
Multifamily Portfolio	98.7%	98.5%	98.2%	98.3%	97.9%

(1)
Average occupancy rates are calculated by averaging the occupancy on the last day of the quarter with the occupancy on the last day of the prior quarter, and for periods longer than a quarter, by taking the average of the rates at the quarter-end immediately before, and each quarter-end contained in, such period.

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $708 thousand, or 0.7%, to $97.3 million for the three months ended March 31, 2013, compared to $98.0 million for the three months ended March 31, 2012. The decrease primarily reflects lower revenues from net accretion of above- and below-market leases which declined by $824 thousand to $3.2 million for the three months ended March 31, 2013, compared to $4.0 million for the three months ended March 31, 2012, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries increased by $610 thousand, or 6.1%, to $10.6 million for the three months ended March 31, 2013, compared to $10.0 million for the three months ended March 31, 2012.  The increase is primarily due to timing of common area maintenance (CAM) recoveries related to prior year reconciliations and lower bad debt expense.

Office Parking and Other Income: Office parking and other income increased by $1.3 million, or 7.2%, to $18.5 million for the three months ended March 31, 2013, compared to $17.3 million for the three months ended March 31, 2012. The increase was primarily due to increases in rates as well as higher utilization.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $917 thousand, or 5.1%, to $19.0 million for the three months ended March 31, 2013, compared to $18.1 million for the three months ended March 31, 2012.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $362 thousand, or 0.9%, to $41.3 million for the three months ended March 31, 2013, compared to $40.9 million for the three months ended March 31, 2012. The increase is primarily due to an increase in property taxes, reflecting a prior year true up in the 2012 period as well as slight increases in rates.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $79 thousand, or 1.6%, to $5.0 million for the three months ended March 31, 2013, compared to $4.9 million for the three months ended March 31, 2012. The increase is primarily due to increases in utilities expense and property taxes.

General and Administrative Expenses:  General and administrative expenses increased by $396 thousand or 5.9% to $7.1 million for the three months ended March 31, 2013, compared to $6.7 million for the three months ended March 31, 2012. The increase is primarily due to increases in employee equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense was essentially unchanged at $46.0 million for the three months ended March 31, 2013, compared to $45.8 million for the three months ended March 31, 2012.

Non-Operating Income and Expenses

Income (loss), Including Depreciation, from Unconsolidated Real Estate Funds:  The income (loss), including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income (loss) net of historical cost-basis depreciation.  Our share of the income (loss), including depreciation, from our Funds totaled income of $1.2 million for the three months ended March 31, 2013, compared to a loss of $1.0 million for the three months ended March 31, 2012. The difference was primarily due to lower interest expense as a result of the expiration of an interest rate swap.

Interest Expense:  Interest expense decreased by $4.7 million, or 12.6%, to $32.8 million for the three months ended March 31, 2013, compared to $37.6 million for the three months ended March 31, 2012. The decrease primarily reflects lower cash interest expense as a result of the expiration of certain interest rate swaps as well as decreased non-cash amortization related to terminated interest rate swaps, partly offset by decreased amortization of non-cash loan premium. See Notes 5 and 7 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.35 billion at March 31, 2013.  See Note 5 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  As of March 31, 2013, approximately $2.97 billion, or 89%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  As of March 31, 2013, we had no material long-term debt that matures in 12 months or less.  For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At March 31, 2013, our net consolidated debt (consisting of our $3.35 billion of borrowings under secured loans less our cash and cash equivalents of $292.6 million) represented 41% of our total enterprise value of $7.42 billion.  Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on March 28, 2013 (the last business day of the quarter) on the New York Stock Exchange of $24.93 per share.

For a description of our financing activities during the three months ended March 31, 2013, please see "Current Year Acquisitions, Dispositions, Development and Financings" above.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations.  At March 31, 2013, except for commitments for future capital contributions related to our investment in our Funds totaling $26.4 million, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  As disclosed under "Current Year Acquisitions, Dispositions, Development and Financings" above, we have begun work on two multifamily projects, but have no material commitments related to these projects at March 31, 2013, as we are in the early stages of development planning. Excluding any acquisitions and debt refinancings, we anticipate that cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

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

Contractual Obligations

During the first quarter of 2013, we used a portion of our cash on hand to pay down $90.0 million on a $240.0 million loan scheduled to mature on April 1, 2015. Other than this transaction, during the first three months of 2013, there were no material changes outside the ordinary course of business in the information regarding contractual obligations contained in our 2012 Annual Report on Form 10-K. As of March 31, 2013, our outstanding $3.35 billion of debt included $2.97 billion of effectively fixed rate debt that bore interest at a weighted average rate of 4.05%, as well as $378.1 million of floating rate debt at a weighted average rate of 0.47% at floating rates then in effect.  See Note 5 to our consolidated financial statements contained in item 1 of this Report.  During the first three months of 2013, our commitments for future capital contributions related to our investments in our Funds decreased from $27.4 million as of December 31, 2012 to $26.4 million as of March 31, 2013.

Off-Balance Sheet Arrangements

We have established and manage our Funds through which institutional investors provide capital commitments for acquisition of properties.  The capital we invest in our Funds is invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on committed capital and on any profits that exceed certain specified cash returns to the investors.  We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Fund, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed our costs.

The Investment Period for our Funds ended on October 7, 2012, and no further properties will be purchased by them. During the first quarter of 2013, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash and the assumption of approximately $1.4 million in undrawn commitments.

We do not have any debt outstanding in connection with our interest in our Funds.  Each of our Funds has its own debt, secured by the properties it owns.  The following table summarizes the debt of our Funds at March 31, 2013:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Variable rate term loan (1)	$365.0	8/19/2013	LIBOR plus 1.65%
Fixed rate term loan (2)	$54.0	4/1/2016	5.67%

(1)
The loan is secured by six properties in a collateralized pool.  Requires monthly payments of interest only, with outstanding principal due upon maturity. The Fund paid off this loan on April 30, 2013 using $40.0 million in cash and the proceeds from a $325.0 million loan which matures on May 1, 2018 with an effective annual rate of 2.35%.

(2)	Assumed by one of our Funds upon acquisition of the property securing the loan. Requires monthly payments of principal and interest.

Cash Flows

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $11.8 million to $71.9 million for the three months ended March 31, 2013, compared to $60.1 million for the three months ended March 31, 2012. The increase is primarily due to an increase in cash revenues from our office and multifamily portfolios of $2.8 million, a decrease in cash operating expenses of $7.7 million due to an increase in working capital, as well as a decrease in cash paid for interest of $1.3 million as a result of $340.0 million in notional of interest rate swaps that matured in the first quarter of 2013, and lower market interest rates.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities decreased by $21.1 million to $31.4 million for the three months ended March 31, 2013, compared to $52.5 million for the three months ended March 31, 2012. The decrease is primarily due to the use of $33.4 million to acquire an additional interest in one of our Funds in the first quarter of 2012, compared to $8.0 million used acquire additional interests in two of our Funds in the first quarter of 2013.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities decreased by $138.0 million to $121.1 million for the three months ended March 31, 2013, compared to $259.1 million for the three months ended March 31, 2012. The 2012 period included greater net repayment of borrowings, partly offset by net proceeds of $128.3 million from the issuance of common stock under our ATM program.

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

In addition, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our 2012 Annual Report on Form 10-K.  We have not made any material changes to these policies during the period covered by this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a description of our interest rate contracts, please see Note 7 to our consolidated financial statements contained in Item 1 of this Report.

At March 31, 2013, $1.15 billion (34%) of our consolidated debt was fixed rate debt, $1.83 billion (55%) of our consolidated debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $378.1 million (11%) of our consolidated debt was unhedged floating rate debt. Based on the level of unhedged floating rate consolidated debt outstanding at March 31, 2013, a 50 basis point change in LIBOR would result in an annual impact to our earnings (through interest expense) of approximately $1.9 million. In addition, certain of our unconsolidated funds have debt that was unhedged floating rate debt at March 31, 2013. A 50 basis point change in LIBOR would result in an annual impact to our earnings (through loss including depreciation from unconsolidated real estate funds) of approximately $1.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

As of March 31, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

As of the date of this Report, we are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales:  We did not make any unregistered sales of our securities during the quarter ended March 31, 2013.

Purchases:  We did not make any purchases of our share equivalents during the quarter ended March 31, 2013.

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

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements.

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

DOUGLAS EMMETT, INC.
Date:	May 8, 2013	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	May 8, 2013	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer