Form 10-Q
period 2013-06-30
Douglas Emmett Inc
filed 2013-08-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2013
Common Stock,	142,598,705	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except shares and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$860,526	$851,679
Buildings and improvements	5,326,100	5,244,738
Tenant improvements and lease intangibles	726,350	690,120
Investment in real estate, gross	6,912,976	6,786,537
Less: accumulated depreciation	(1,398,595)	(1,304,468)
Investment in real estate, net	5,514,381	5,482,069

Cash and cash equivalents	184,413	373,203
Tenant receivables, net	1,552	1,331
Deferred rent receivables, net	65,591	63,192
Acquired lease intangible assets, net	4,117	4,707
Investment in unconsolidated real estate funds	189,700	149,478
Other assets	25,756	29,827
Total assets	$5,985,510	$6,103,807

Liabilities
Secured notes payable	$3,351,140	$3,441,140
Interest payable, accounts payable and accrued liabilities	46,377	45,171
Security deposits	35,485	34,284
Acquired lease intangible liabilities, net	61,912	67,035
Interest rate contracts	71,317	100,294
Dividends payable	25,667	25,424
Total liabilities	3,591,898	3,713,348

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 142,594,138 and 141,245,896 outstanding at June 30, 2013 and December 31, 2012, respectively	1,426	1,412
Additional paid-in capital	2,653,750	2,635,408
Accumulated other comprehensive income (loss)	(56,738)	(82,991)
Accumulated deficit	(599,785)	(574,173)
Total Douglas Emmett, Inc. stockholders' equity	1,998,653	1,979,656
Noncontrolling interests	394,959	410,803
Total equity	2,393,612	2,390,459
Total liabilities and equity	$5,985,510	$6,103,807

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Office rental
Rental revenues	$99,110	$98,651	$196,480	$196,753
Tenant recoveries	11,718	11,787	22,303	21,762
Parking and other income	18,834	17,757	37,302	34,950
Total office revenues	129,662	128,195	256,085	253,465

Multifamily rental
Rental revenues	17,655	16,945	35,217	33,700
Parking and other income	1,399	1,328	2,872	2,691
Total multifamily revenues	19,054	18,273	38,089	36,391

Total revenues	148,716	146,468	294,174	289,856

Operating Expenses
Office expense	42,722	42,444	84,031	83,391
Multifamily expense	4,942	4,931	9,951	9,861
General and administrative	7,082	6,741	14,178	13,441
Depreciation and amortization	48,091	46,728	94,115	92,525
Total operating expenses	102,837	100,844	202,275	199,218

Operating income	45,879	45,624	91,899	90,638

Other income	1,250	593	2,027	1,401
Other expenses	(1,019)	(434)	(1,386)	(1,009)
Income (loss) including depreciation, from unconsolidated real estate funds	1,335	(1,117)	2,524	(2,101)
Interest expense	(32,399)	(36,591)	(65,231)	(74,152)
Acquisition-related expenses	(68)	—	(243)	—
Net income	14,978	8,075	29,590	14,777
Less: Net income attributable to noncontrolling interests	(1,343)	(1,548)	(3,873)	(2,864)
Net income attributable to common stockholders	$13,635	$6,527	$25,717	$11,913

Net income attributable to common stockholders per share – basic	$0.10	$0.05	$0.18	$0.09
Net income attributable to common stockholders per share – diluted	$0.09	$0.05	$0.18	$0.08

Dividends declared per common share	$0.18	$0.15	$0.36	$0.30

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Comprehensive Income (Loss) (unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$14,978	$8,075	$29,590	$14,777
Other comprehensive income (loss): cash flow hedges	25,384	(9,465)	32,419	597
Comprehensive income (loss)	40,362	(1,390)	62,009	15,374
Less comprehensive (income) loss attributable to noncontrolling interests	(5,567)	90	(10,039)	(4,851)
Comprehensive income (loss) attributable to common stockholders	$34,795	$(1,300)	$51,970	$10,523

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Cash Flows (unaudited and in thousands)
	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$29,590	$14,777
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss, including depreciation, from unconsolidated real estate funds	(2,524)	2,101
Depreciation and amortization	94,115	92,525
Net accretion of acquired lease intangibles	(8,022)	(9,336)
Amortization of deferred loan costs	2,059	2,051
Amortization of loan premium	—	(1,060)
Non-cash market value adjustments on interest rate contracts	44	7,766
Non-cash amortization of stock-based compensation	3,032	3,052
Operating distributions received from unconsolidated real estate funds	371	408
Change in working capital components:
Tenant receivables	(221)	(262)
Deferred rent receivables	(2,399)	(2,846)
Interest payable, accounts payable and accrued liabilities	3,185	(3,557)
Security deposits	1,201	119
Other	2,590	4,126
Net cash provided by operating activities	123,021	109,864

Investing Activities
Capital expenditures for improvements to real estate	(35,721)	(29,893)
Property acquisitions	(89,000)	—
Loan to related party	(2,882)	—
Contributions to unconsolidated real estate funds	(26,405)	(2,604)
Acquisitions of additional interests in unconsolidated real estate funds	(7,988)	(33,448)
Capital distributions received from unconsolidated real estate funds	2,192	2,341
Net cash used in investing activities	(159,804)	(63,604)

Financing Activities
Proceeds from long-term borrowings	—	155,000
Deferred loan cost payments	(154)	(757)
Payment of refundable loan deposit	—	(6,270)
Refund of loan deposit	—	1,575
Repayment of borrowings	(90,000)	(521,956)
Contributions by noncontrolling interests	333	—
Distributions to noncontrolling interests	(10,747)	(9,068)
Distributions of capital to noncontrolling interests	—	(10)
Repurchase of operating partnership units	(353)	—
Cash dividends to common stockholders	(51,086)	(37,983)
Issuance of common stock, net	—	128,257
Net cash used in financing activities	(152,007)	(291,212)

Decrease in cash and cash equivalents	(188,790)	(244,952)
Cash and cash equivalents at beginning of period	373,203	406,977
Cash and cash equivalents at end of period	$184,413	$162,025
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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of June 30, 2013, we owned a consolidated portfolio of fifty-one office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at June 30, 2013, owned eight additional office properties, for a combined fifty-nine office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2012 Annual Report on Form 10-K and the notes thereto.  Any references to the number of properties and square footage are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us means the first quarter of 2014. When adopted, ASU 2013-04 applies retroactively for existing joint and several liability arrangements within the scope of Subtopic 405-40. Although earlier application is permitted, we do not intend to adopt the ASU before the effective date. We do not expect this ASU to have a material impact on our financial position or results of operations, as we do not have any obligations within the scope of this ASU.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which permits for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government (UST), and the London Interbank Offered Rate (LIBOR). The ASU amendments also remove the restriction on using different benchmark interest rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect this ASU to have a material impact on our financial position or results of operations.

The FASB has not issued any other ASUs during 2013 that we expect to be applicable and have a material impact on our future financial position or results of operations.

3. Investment in Real Estate

On May 15, 2013, we used a portion of our cash on hand to purchase a 225,000 square foot Class A office building located at 8484 Wilshire Blvd. in Beverly Hills for a contract price of $89.0 million, or approximately $395 per square foot. The results of operations for this property are included in our consolidated statements of operations from the date of acquisition. We did not acquire any properties during the six months ended June 30, 2012.

The table below (in thousands) summarizes our preliminary purchase price allocation for the acquired property (the allocation is subject to adjustment within twelve months of the acquisition date):

2013 Acquisition
Investment in real estate:
Land	$8,847
Buildings and improvements	77,158
Tenant improvements and other in-place lease assets	6,485
Acquired lease intangibles, net	(3,490)
Net assets and liabilities acquired	$89,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Acquired Lease Intangibles

The table below (in thousands) summarizes our acquired lease intangibles related to above/below-market leases:

	June 30, 2013	December 31, 2012
Above-market tenant leases	$34,996	$34,968
Accumulated amortization	(33,563)	(32,985)
Below-market ground leases	3,198	3,198
Accumulated amortization	(514)	(474)
Acquired lease intangible assets, net	$4,117	$4,707

Below-market tenant leases	$266,736	$263,220
Accumulated accretion	(217,479)	(208,939)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,545)	(3,446)
Acquired lease intangible liabilities, net	$61,912	$67,035

5. Other Assets

Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred loan costs, net of accumulated amortization of $10,304 and $8,245 at June 30, 2013 and December 31, 2012, respectively	$17,457	$19,362
Restricted cash	2,380	2,379
Prepaid expenses	1,218	4,049
Other indefinite-lived intangible	1,988	1,988
Other	2,713	2,049
Total other assets	$25,756	$29,827

We incurred deferred loan cost amortization expense of $913 thousand and $896 thousand for the three months ended June 30, 2013 and 2012, respectively, and $2.1 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

6. Secured Notes Payable

The following table (in thousands) summarizes our secured notes payable:

Description (1)	Maturity Date		Outstanding Principal Balance as of June 30, 2013	Outstanding Principal Balance as of December 31, 2012	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loan (3)	3/3/2014		$16,140	$16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		150,000	240,000	LIBOR +1.50%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			$3,351,140	$3,441,140

Aggregate amount of loans swapped to fixed rates			$1,828,080	$2,168,080		3.98%
Aggregate amount of fixed rate loans			1,145,000	1,145,000		4.15%
Aggregate amount of variable rate loans			378,060	128,060		N/A
Aggregate loan principal			$3,351,140	$3,441,140
____________________________________________________

(1)
As of June 30, 2013, (i) the weighted average remaining life of our outstanding debt was 5.1 years; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.5 years , the weighted average remaining period during which interest was fixed was 4.1 years and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of interest rate contracts and prepaid financing, the effective weighted average interest rate was 4.17%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of June 30, 2013, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty-year amortization table.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty-year amortization table.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a thirty-year amortization table.

(8)
Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and with principal amortization thereafter based upon a thirty-year amortization table.

(9)	We have two one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due (excluding any available extension options) on our secured notes payable at June 30, 2013, were as follows (in thousands):

Twelve months ending June 30:
2014	$17,538
2015	268,794
2016	92,793
2017	35,055
2018	1,255,225
Thereafter	1,681,735
Total future principal payments	$3,351,140

7. Interest Payable, Accounts Payable and Accrued Liabilities

Interest payable, accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Interest payable	9,206	10,203
Accounts payable and accrued liabilities	$23,897	$19,168
Deferred revenue	13,274	15,800
Total interest payable, accounts payable and accrued liabilities	$46,377	$45,171

8. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk
We make use of interest rate swap and interest rate cap contracts to manage the risk associated with changes in the interest rates on our floating-rate borrowings. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we make use of interest rate caps to limit our exposure to interest rate increases on underlying floating-rate debt.

We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting. We do not use any other derivative instruments.

As of June 30, 2013, the totals of our existing swaps and caps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. As of June 30, 2013, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Purchased Caps	4	$100,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on other indebtedness, including any default where repayment of the indebtedness has not been accelerated by the lender. There have been no events of default with respect to any of our derivatives.

As of June 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, when aggregated by counterparty, was $75.8 million and $107.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Accounting for Interest Rate Contracts
For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the hedged item or transaction, with any hedge ineffectiveness recorded as interest expense (hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the hedged item or transaction). All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to Funds hedges are reclassified to income including depreciation, from unconsolidated real estate funds as interest payments are made by our Funds on their hedged items or transactions. We estimate that $34.7 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $776 thousand of our AOCI related to our Funds derivatives designated as cash flow hedges will be reclassified as a decrease to income including depreciation, from unconsolidated real estate funds during the next twelve months. Changes in fair value of derivatives not designated as hedges are recognized as interest expense.

The table below (in thousands) presents the effect of our derivative instruments on our consolidated statements of operations for the six months ended June 30:

	2013	2012
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)	$14,418	$(34,743)
Gain (loss) reclassified from AOCI into interest expense (effective portion) ¹	$17,931	$31,252
Gain (loss) reclassified from AOCI into Income (loss), including depreciation, from unconsolidated real estate funds (effective portion)	$70	$3,983
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$105
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$64

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized in interest expense	$(1)	$(28)
__________________________________________________

(1)	The six months ended June 30, 2012 includes a non-cash expense of $7.6 million related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. All of our derivative contracts are subject to enforceable master netting arrangements, and we have elected to present the fair value of our derivatives on a gross basis. See Note 11.

The table below (in thousands) presents the fair values of derivative instruments:

	June 30, 2013	December 31, 2012
Derivative assets disclosed within "Other Assets" (1):
Derivatives designated as accounting hedges	$—	$—
Derivatives not designated as accounting hedges	2	4
Total derivative assets	$2	$4

Derivative liabilities disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$71,317	$100,294
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$71,317	$100,294

(1) Included in the "other" line item of other assets

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 17% of our operating partnership at June 30, 2013.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The tables below (in thousands) present our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	25,717	3,873	29,590
Cash flow hedge adjustment	26,253	6,166	32,419
Contributions	—	333	333
Dividends and distributions	(51,329)	(10,747)	(62,076)
Conversion of operating partnership units	18,529	(18,529)	—
Repurchase of operating partnership units	(173)	(180)	(353)
Stock compensation	—	3,240	3,240
Balance as of June 30, 2013	$1,998,653	$394,959	$2,393,612

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2012	$1,865,106	$450,849	$2,315,955
Net income	11,913	2,864	14,777
Cash flow hedge adjustment	(1,390)	1,987	597
Dividends and distributions	(41,904)	(9,068)	(50,972)
Conversion of operating partnership units	23,950	(23,950)	—
Stock compensation	347	5,995	6,342
Sale of common stock, net of offering costs	128,257	—	128,257
Other	—	(10)	(10)
Balance as of June 30, 2012	$1,986,279	$428,667	$2,414,946

The table below (in thousands) presents the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges, and the cash flow hedges of our unconsolidated Funds:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$(82,991)	$(89,180)
Other comprehensive income (loss) before reclassifications [1]	14,418	(34,743)
Amounts reclassified from accumulated other comprehensive income [2]	18,001	35,340
Net current period other comprehensive income (loss)	32,419	597
Less other comprehensive (income) loss attributable to noncontrolling interests	(6,166)	(1,987)
Other comprehensive income (loss) attributable to common stockholders	26,253	(1,390)
Balance at end of period	$(56,738)	$(90,570)
___________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $11.1 million and $(33.4) million for the six months ended June 30, 2013 and 2012, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges by our unconsolidated Funds of $3.3 million and $(1.3) million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $17.9 million and $31.4 million for the six months ended June 30, 2013 and 2012, respectively, related to derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income (loss) including depreciation from unconsolidated real estate funds of $70 thousand and $4.0 million for the six months ended June 30, 2013 and 2012, respectively, related to derivatives designated as cash flow hedges by our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Equity Sales, Conversions and Repurchases
During the six months ended June 30, 2013, approximately 1.3 million units in our operating partnership were exchanged for shares of our common stock, and approximately 13 thousand units were redeemed for cash. We did not sell shares or share equivalents during the six months ended June 30, 2013.  During the six months ended June 30, 2012, approximately 1.7 million units in our operating partnership were exchanged for shares of our common stock, and we sold 6.9 million shares of our common stock in open market transactions under our "at the market" (ATM) stock offering program for net proceeds of approximately $128.3 million. We did not repurchase shares or share equivalents during the six months ended June 30, 2012 and June 30, 2013. The table below (in thousands) presents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$13,635	$6,527	$25,717	$11,913
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	337	1,401	18,516	23,933
Change from net income attributable to common stockholders and transfers from noncontrolling interest	$13,972	$7,928	$44,233	$35,846

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

Total net equity compensation expense for equity grants was $1.5 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.0 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively. These amounts do not include (i) capitalized equity compensation totaling $106 thousand and $134 thousand for the three months ended June 30, 2013 and 2012, respectively, and $207 thousand and $254 thousand for the six months ended June 30, 2013 and 2012, respectively, and (ii) $3.0 million in immediately vested equity grants issued during the six months ended June 30, 2012 to satisfy a portion of the annual bonuses that were accrued during the prior year. Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

10. Earnings Per Share (EPS)

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders and holders of equity in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator (in thousands):
Net income attributable to common stockholders	$13,635	$6,527	$25,717	$11,913
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	2,711	1,431	5,127	2,641
Numerator for diluted net income attributable to all equity holders	$16,346	$7,958	$30,844	$14,554

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	142,581	139,651	142,511	139,025
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	28,341	30,548	28,412	30,825
Stock options	3,736	2,392	3,461	2,106
Unvested LTIP units	594	602	553	525
Weighted average shares of common stock and common stock equivalents outstanding - diluted	175,252	173,193	174,937	172,481

Basic earnings per share:
Net income attributable to common stockholders per share	$0.10	$0.05	$0.18	$0.09
Diluted earnings per share:
Net income attributable to common stockholders per share	$0.09	$0.05	$0.18	$0.08
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership, and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

11. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at June 30, 2013 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The FASB fair value framework includes a hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market-based inputs.  Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are observable either directly or indirectly for similar assets and liabilities in active markets.  Level 3 inputs are unobservable assumptions generated by the reporting entity.

The carrying amounts for cash and cash equivalents, rents and other receivables, interest payable, accounts payable and accrued liabilities, security deposits, and dividends payable approximate their fair values because of the short-term nature of these instruments.

We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At June 30, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.38 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, compared to their carrying value of $3.35 billion.  As of December 31, 2012, the estimated fair value of our secured loans was approximately $3.51 billion compared to their carrying value of $3.44 billion.

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

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2013.

The table below (in thousands) presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis without reflecting any net settlement positions with the same counterparty:

	June 30, 2013
	Assets	Liabilities
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—	$—
Level 2 - Significant Other Observable Inputs	2	71,317
Level 3 - Significant Unobservable Inputs	—	—
Fair Value of Derivative Instruments	$2	$71,317

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

12. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $104 thousand and $124 thousand for the three months ended June 30, 2013 and 2012, respectively, and $270 thousand and $299 thousand for the six months ended June 30, 2013 and 2012, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases as of June 30, 2013 were as follows (in thousands):

Twelve months ending June 30:
2014	$354,546
2015	308,972
2016	259,172
2017	209,703
2018	164,770
Thereafter	397,537
Total future minimum base rentals	$1,694,700

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables, and amortization of acquired above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these termination options are not exercised.

13. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $543 thousand and $543 thousand for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule (in thousands) of our future minimum ground lease payments as of June 30, 2013:

Twelve months ending June 30:
2014	$733
2015	733
2016	733
2017	733
2018	733
Thereafter	50,209
Total future minimum lease payments	$53,874

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2013, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees
On April 30, 2013, one of our Funds closed a $325.0 million loan to refinance an existing loan. The new loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and guaranteed the related swap, although we have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2013 the maximum future payments under the swap agreement were approximately $7.6 million.  As of June 30, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations
For the three and six months ended June 30, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

15. Segment Reporting

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

The table below (in thousands) presents the operating activity of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Office Segment
Rental revenue	$129,662	$128,195	$256,085	$253,465
Rental expense	(42,722)	(42,444)	(84,031)	(83,391)
Segment profit	86,940	85,751	172,054	170,074

Multifamily Segment
Rental revenue	19,054	18,273	38,089	36,391
Rental expense	(4,942)	(4,931)	(9,951)	(9,861)
Segment profit	14,112	13,342	28,138	26,530

Total profit from all segments	$101,052	$99,093	$200,192	$196,604

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total profit from all segments	$101,052	$99,093	$200,192	$196,604
General and administrative expense	(7,082)	(6,741)	(14,178)	(13,441)
Depreciation and amortization	(48,091)	(46,728)	(94,115)	(92,525)
Other income	1,250	593	2,027	1,401
Other expenses	(1,019)	(434)	(1,386)	(1,009)
Income (loss), including depreciation, from unconsolidated real estate funds	1,335	(1,117)	2,524	(2,101)
Interest expense	(32,399)	(36,591)	(65,231)	(74,152)
Acquisition-related expenses	(68)	—	(243)	—
Net income	14,978	8,075	29,590	14,777
Less: Net income attributable to noncontrolling interests	(1,343)	(1,548)	(3,873)	(2,864)
Net income attributable to common stockholders	$13,635	$6,527	$25,717	$11,913

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

16. Investments in Unconsolidated Real Estate Funds

We manage and own equity interests in two Funds, Douglas Emmett Fund X, LLC (Fund X), and Douglas Emmett Partnership X, LP (Partnership X), through which institutional investors provided capital commitments for the acquisition of properties. On a weighted average basis, we own almost 60% of these Funds, which combined own 8 buildings totaling 1.8 million square feet in our core markets.  The investment period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. As of June 30, 2013 we have no further capital commitments to our Funds.

During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X, for an aggregate of approximately $8.0 million in cash. During the first quarter of 2012, we acquired an additional 16.3% interest in Fund X for approximately $33.4 million in cash.

On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X.

The table below (in thousands) presents selected financial information for the Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Six Months Ended June 30,
	2013	2012
Total revenues	$31,408	$30,436
Operating income	6,069	5,271
Net income (loss)	942	(6,575)

	June 30, 2013	December 31, 2012
Total assets	$740,470	$741,490
Total liabilities	390,102	431,817
Total equity	350,368	309,673

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2013:

•
Our consolidated portfolio of properties included fifty-one Class A office properties (including ancillary retail space) totaling approximately 13.1 million rentable square feet and nine multifamily properties containing 2,868 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio included fifty-nine office properties aggregating approximately 14.9 million rentable square feet, consisting of both our consolidated office properties and eight Class A office properties owned by our Funds (in which we own a weighted average of 60% based on square footage).

•	Our consolidated office portfolio was 91.8% leased and 90.2% occupied and our total office portfolio was 91.5% leased and 89.7% occupied.

•	Our multifamily properties were 100.0% leased and 98.6% occupied.

•	Approximately 85.8% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.2% from our multifamily properties.

•
Approximately 86.0% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.0% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Financings:

•	During the first quarter of 2013, we used a portion of our cash on hand to pay down $90.0 million on a $240.0 million loan that was scheduled to mature on April 1, 2015.

•
On April 30, 2013, Douglas Emmett Fund X, LLC, one of our unconsolidated Funds, closed a $325.0 million loan which matures on May 1, 2018 with a floating interest rate that we effectively fixed at 2.35% per annum until May 1, 2017. The unconsolidated Fund used the proceeds of that loan, plus $40.0 million of additional cash, to pay down its outstanding debt of $365.0 million that was scheduled to mature on August 19, 2013.

Acquisitions:

•
During the first quarter of 2013, we purchased an additional 3.3% interest in Douglas Emmett Fund X, LLC and an additional 0.9% interest in Douglas Emmett Partnership X, LP, for an aggregate of approximately $8.0 million in cash.

•
On May 15, 2013, we used a portion of our cash on hand to purchase a 225,000 square foot Class A office building located at 8484 Wilshire Blvd. in Beverly Hills for a contract price of $89.0 million, or approximately $395 per square foot.

Dispositions: We had no property dispositions during the first six months of 2013.

Development: We have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu.  Each development is on land which we already own. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Honolulu until early 2014, while groundbreaking on our Los Angeles project is not expected to occur before at least 2015.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a seventy-nine thousand square foot office property in Honolulu in which we own a two-thirds interest.

Historical Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2013 consisted of the rental operations of fifty consolidated office properties and nine consolidated multifamily properties, as well as one office property that we acquired on May 15, 2013. Our results of operations for the three and six months ended June 30, 2012 consisted of the rental operations of fifty consolidated office properties and nine consolidated multifamily properties. Our share of results from our unconsolidated Funds, which owned an additional eight office properties for the three and six months ended June 30, 2013 and June 30, 2012, is included through income (loss), including depreciation, from unconsolidated real estate funds. We acquired additional interests in our Funds in 2013 and 2012. See Note 3 and Note 16 to our consolidated financial statements in Item 1 of this Report.

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

For the reasons described below, our FFO (adjusted for our terminated swaps) for the three months ended June 30, 2013 increased by $6.1 million, or 9.9%, to $67.7 million compared to $61.6 million for the three months ended June 30, 2012, which is primarily attributable to increased office and multifamily revenue, an increase in our share of our unconsolidated Funds' FFO, as well as a decrease in our interest expense. FFO (adjusted for our terminated swaps) for the six months ended June 30, 2013 increased by $10.3 million, or 8.5% to $131.8 million compared to $121.5 million for the six months ended June 30, 2012, for the same reasons. GAAP net income attributable to common stockholders increased by $7.1 million or 108.9% to $13.6 million for the three months ended June 30, 2013 compared to $6.5 million for the three months ended June 30, 2012. GAAP net income attributable to common stockholders increased by $13.8 million or 115.9% to $25.7 million for the six months ended June 30, 2013 compared to $11.9 million for the six months ended June 30, 2012.

The table below (in thousands) is a reconciliation of our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$13,635	$6,527	$25,717	$11,913
Depreciation and amortization of real estate assets	48,091	46,728	94,115	92,525
Net income attributable to noncontrolling interests	1,343	1,548	3,873	2,864
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds	4,634	3,449	8,142	6,523
FFO (before adjustments for terminated swaps)	67,703	58,252	131,847	113,825
Amortization of accumulated other comprehensive income as a result of terminated swaps(1)	—	3,360	—	7,707
FFO (after adjustments for terminated swaps)	$67,703	$61,612	$131,847	$121,532
 ____________________________________________________

(1)
We terminated certain interest rate swaps in December 2011 in connection with the refinancing of related loans.  As noted above, in calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding. In calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount in this table. For the three and six months ended June 30, 2012, GAAP net income was reduced by amortization expense as a result of swaps terminated in December 2011. We had no swap terminations in 2012 and 2013.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot, and the annualized lease transaction costs for leases executed in our total office portfolio:

	Six Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	June 30, 2013	2012	2011	2010	2009
Average rental rate(2)	$34.34	$32.86	$32.76	$32.33	$35.11
Annualized lease transaction costs(3)	$3.88	$4.06	$3.64	$3.68	$3.33
___________________________________________________

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

(3)
Represents the weighted average leasing commissions and tenant improvement allowances under each office lease within our total office portfolio that were executed during the applicable period, divided by the number of years of that lease.

Office rental rates in our markets generally peaked in 2007 and early 2008, so that rental rates on new leases since that period have been generally less than the rental rates on the expiring leases for the same space.   However, net changes in our office rental rates did not have a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, were generally offset by the positive impact of the annual 3% rent escalations (2.5% in Honolulu) which have been contained in virtually all of our continuing in-place office leases.

During the second quarter of 2013, we experienced positive rent roll up for the first quarter since the recession, with the average straight-line rent under new and renewal leases we signed averaging 3.4% higher than the average straight-line rent under the expiring leases for the same space.  Going forward, we expect that these same overall improving trends to continue, although quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the outcome in any specific quarter difficult.

Over the next four quarters, we expect to see expiring cash rents as presented in the table below:

	Three Months Ending
Expiring cash rents:	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Expiring square feet (1)	283,391	269,120	440,207	534,982
Expiring rent per square foot (2)	$37.43	$35.41	$39.80	$34.24
____________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-one properties totaling 13.1 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to June 30, 2013.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to June 30, 2013 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to June 30, 2013) or defaults occurring after June 30, 2013. We also exclude short term leases, such as month to month leases and other short term leases, from this table because they are not included in our changes in rental rate data, have rental rates that may not be reflective of market conditions and can distort the data trends, particularly in the first upcoming quarter. The variations in this number using the revised methodology from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the second quarter of 2013 was 5.8% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Six Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	June 30, 2013	2012	2011	2010	2009
Average annual rental rate	$27,142	$26,308	$24,502	$22,497	$22,776

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates as of:	June 30, 2013	2012	2011	2010	2009
Total Office Portfolio	89.7%	89.6%	87.5%	86.9%	89.0%
Multifamily Portfolio	98.6%	98.7%	98.4%	98.4%	98.0%

	Six Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	June 30, 2013	2012	2011	2010	2009
Total Office Portfolio	89.5%	88.3%	87.0%	88.0%	90.3%
Multifamily Portfolio	98.6%	98.5%	98.2%	98.3%	97.9%
____________________________________________________

(1)
Average occupancy rates are calculated by averaging the occupancy on the last day of the quarter with the occupancy on the last day of the prior quarter, and for periods longer than a quarter, by taking the average of the rates at the quarter-end immediately before, and each quarter-end contained in, such period.

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $459 thousand, or 0.5%, to $99.1 million for the three months ended June 30, 2013, compared to $98.7 million for the three months ended June 30, 2012. The increase primarily reflects higher occupancy, partially offset by lower revenues from net accretion of above- and below-market leases which declined by $491 thousand to $3.1 million for the three months ended June 30, 2013, compared to $3.6 million for the three months ended June 30, 2012, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries decreased by $69 thousand, or 0.6%, to $11.7 million for the three months ended June 30, 2013, compared to $11.8 million for the three months ended June 30, 2012.  The decrease is primarily due to timing of common area maintenance (CAM) recoveries related to prior year reconciliations.

Office Parking and Other Income: Office parking and other income increased by $1.1 million, or 6.1%, to $18.8 million for the three months ended June 30, 2013, compared to $17.8 million for the three months ended June 30, 2012. The increase was primarily due to increases in rates as well as higher utilization.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $781 thousand, or 4.3%, to $19.1 million for the three months ended June 30, 2013, compared to $18.3 million for the three months ended June 30, 2012.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $278 thousand, or 0.7%, to $42.7 million for the three months ended June 30, 2013, compared to $42.4 million for the three months ended June 30, 2012. The increase is primarily due to an increase in property taxes, reflecting a prior year true up in the 2012 period as well as slight increases in rates.

Multifamily Rental Expenses:  Total multifamily rental expense remained unchanged at $4.9 million for the three months ended June 30, 2013, compared to $4.9 million for the three months ended June 30, 2012.

General and Administrative Expenses:  General and administrative expenses increased by $341 thousand or 5.1% to $7.1 million for the three months ended June 30, 2013, compared to $6.7 million for the three months ended June 30, 2012. The increase is primarily due to increases in employee equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $1.4 million or 2.9% to $48.1 million for the three months ended June 30, 2013, compared to $46.7 million for the three months ended June 30, 2012. The increase is primarily due to accelerated depreciation of tenant improvements in connection with a tenant bankruptcy at one of our office properties in Honolulu.

Non-Operating Income and Expenses

Income (loss), Including Depreciation, from Unconsolidated Real Estate Funds:  The income (loss), including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income (loss) net of historical cost-basis depreciation.  Our share of the income (loss), including depreciation, from our Funds totaled income of $1.3 million for the three months ended June 30, 2013, compared to a loss of $1.1 million for the three months ended June 30, 2012. The difference was primarily due to lower interest expense as a result of the expiration of an interest rate swap and the refinancing of the debt with lower principal and interest at the beginning of the second quarter of 2013.

Interest Expense:  Interest expense decreased by $4.2 million, or 11.5%, to $32.4 million for the three months ended June 30, 2013, compared to $36.6 million for the three months ended June 30, 2012. The decrease primarily reflects lower cash interest expense as a result of the expiration of certain interest rate swaps as well as decreased non-cash amortization related to terminated interest rate swaps. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $273 thousand, or 0.1%, to $196.5 million for the six months ended June 30, 2013, compared to $196.8 million for the six months ended June 30, 2012. The decrease primarily reflects lower revenues from net accretion of above- and below-market leases which declined by $1.3 million to $6.3 million for the six months ended June 30, 2013, compared to $7.6 million for the six months ended June 30, 2012, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries increased by $541 thousand, or 2.5%, to $22.3 million for the six months ended June 30, 2013, compared to $21.8 million for the six months ended June 30, 2012.  The increase is primarily due to timing of CAM recoveries related to prior year reconciliations and lower bad debt expense.

Office Parking and Other Income: Office parking and other income increased by $2.4 million, or 6.7%, to $37.3 million for the six months ended June 30, 2013, compared to $35.0 million for the six months ended June 30, 2012. The increase was primarily due to increases in rates as well as higher utilization.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $1.7 million, or 4.7%, to $38.1 million for the six months ended June 30, 2013, compared to $36.4 million for the six months ended June 30, 2012.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $640 thousand, or 0.8%, to $84.0 million for the six months ended June 30, 2013, compared to $83.4 million for the six months ended June 30, 2012. The increase is primarily due to an increase in property taxes, reflecting a prior year true up in the 2012 period as well as slight increases in rates.

Multifamily Rental Expenses:  Total multifamily rental expense remained relatively unchanged at $10.0 million for the six months ended June 30, 2013, compared to $9.9 million for the six months ended June 30, 2012.

General and Administrative Expenses:  General and administrative expenses increased by $737 thousand or 5.5% to $14.2 million for the six months ended June 30, 2013, compared to $13.4 million for the six months ended June 30, 2012. The increase is primarily due to increases in employee equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $1.6 million or 1.7% to $94.1 million for the six months ended June 30, 2013, compared to $92.5 million for the six months ended June 30, 2012. The increase is primarily due to accelerated depreciation of tenant improvements in connection with a tenant bankruptcy at one of our office properties in Honolulu.

Non-Operating Income and Expenses

Income (loss), Including Depreciation, from Unconsolidated Real Estate Funds:  The income (loss), including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income (loss) net of historical cost-basis depreciation.  Our share of the income (loss), including depreciation, from our Funds totaled income of $2.5 million for the six months ended June 30, 2013, compared to a loss of $2.1 million for the six months ended June 30, 2012. The difference was primarily due to lower interest expense as a result of the expiration of an interest rate swap and the refinancing of the debt with lower principal and interest at the beginning of the second quarter of 2013.

Interest Expense:  Interest expense decreased by $8.9 million, or 12.0%, to $65.2 million for the six months ended June 30, 2013, compared to $74.2 million for the six months ended June 30, 2012. The decrease primarily reflects lower cash interest expense as a result of the expiration of certain interest rate swaps as well as decreased non-cash amortization related to terminated interest rate swaps, partly offset by decreased amortization of non-cash loan premium. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources
We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.35 billion at June 30, 2013.  See Note 6 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  As of June 30, 2013, approximately $2.97 billion, or 89%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  As of June 30, 2013, we had no material long-term debt that matures in 12 months or less.  For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At June 30, 2013, our net consolidated debt (consisting of our $3.35 billion of borrowings under secured loans less our cash and cash equivalents of $184.4 million) represented 42% of our total enterprise value of $7.53 billion.  Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on June 28, 2013 (the last business day of the quarter) on the New York Stock Exchange of $24.95 per share.

For a description of our financing activities during the six months ended June 30, 2013, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. At June 30, 2013, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  As disclosed under "Financings, Acquisitions, Dispositions, Development and Repositionings" above, we have begun work on two multifamily projects, but had no material commitments related to these projects at June 30, 2013, as we were in the early stages of development planning. Excluding any acquisitions and debt refinancings, we anticipate that our cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness.  We do not believe that our funds on hand and net cash provided by operations will be sufficient to cover all of our long-term cash requirements.  The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term.  We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. During the third quarter of 2012, we instituted a new ATM program permitting sales of up to an additional $300.0 million of stock, none of which has been sold as of June 30, 2013.

Contractual Obligations

During the first quarter of 2013, we used a portion of our cash on hand to pay down $90.0 million on a $240.0 million loan scheduled to mature on April 1, 2015. During the second quarter of 2013, we invested an additional $26.4 million in Fund X in connection with the final capital call made by that Fund. As of June 30, 2013 we have no further capital commitments to our Funds. Other than these transactions, during the first six months of 2013, there were no material changes outside the ordinary course of business in the information regarding contractual obligations included in our 2012 Annual Report on Form 10-K.

As of June 30, 2013, our outstanding $3.35 billion of debt included $2.97 billion of effectively fixed rate debt (under the terms of the loan or a swap), that bore interest at a weighted average annual interest rate of 4.05%, as well as $378.1 million of floating rate debt at a weighted average annual interest rate of 0.46% at floating rates then in effect.  See Note 6 to our consolidated financial statements contained in item 1 of this Report.

Off-Balance Sheet Arrangements

We manage our Funds through which institutional investors provided capital for the acquisition of properties. The investment period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. We have no further capital commitments to our Funds. The capital we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Funds, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties it owns. The table below summarizes the debt of our Funds at June 30, 2013:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Term loan (1)	$53.7	4/1/2016	5.67%
Term loan (2)	$325.0	5/1/2018	2.35%
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on this loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2013 the maximum future payments under the swap agreement were approximately $7.6 million. As of June 30, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Cash Flows

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by 12.0%, or $13.2 million, to $123.0 million for the six months ended June 30, 2013, compared to $109.9 million for the six months ended June 30, 2012. The increase is primarily due to an increase in cash revenues from our office and multifamily portfolios of $6.1 million due to increases in occupancy in our office portfolio and increases in rental rates for our multifamily portfolio, a $5.1 million decrease in cash used for operating expenses as a result of working capital fluctuations, as well as a decrease in cash interest of $1.9 million as a result of $340.0 million in notional of interest rate swaps that matured in the first quarter of 2013 and lower market interest rates.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects, and recurring and non-recurring capital expenditures.  Net cash used in investing activities increased by $96.2 million to $159.8 million for the six months ended June 30, 2013, compared to $63.6 million for the six months ended June 30, 2012. The increase was primarily attributable to the acquisition of a Class A office building in Beverly Hills.  See Note 3 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities decreased by $139.2 million to $152.0 million for the six months ended June 30, 2013, compared to $291.2 million for the six months ended June 30, 2012. The six months ended June 30, 2012 included greater net repayment of borrowings, partly offset by net proceeds of $128.3 million from the issuance of common stock under our ATM program.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a description of our interest rate contracts, please see Note 8 to our consolidated financial statements included in Item 1 of this Report.

At June 30, 2013, $1.15 billion (34%) of our consolidated debt was fixed rate debt, $1.83 billion (55%) of our consolidated debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $378.1 million (11%) of our consolidated debt was unhedged floating rate debt. Based on the level of unhedged floating rate consolidated debt outstanding at June 30, 2013, a 50 basis point change in the London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.9 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

As of June 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales:  We did not sell any unregistered securities during the six months ended June 30, 2013.

Purchases:  We redeemed 13 thousand of our operating partnership units for a total purchase price of $353 thousand in cash, for an average price of $26.68 per unit, during the six months ended June 30, 2013.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements.

________________________________________________

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

DOUGLAS EMMETT, INC.

Date:	August 7, 2013	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	August 7, 2013	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer