Form 10-Q
period 2013-09-30
Douglas Emmett Inc
filed 2013-11-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2013
Common Stock,	142,601,390	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except shares and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$867,284	$851,679
Buildings and improvements	5,381,017	5,244,738
Tenant improvements and lease intangibles	745,555	690,120
Investment in real estate, gross	6,993,856	6,786,537
Less: accumulated depreciation	(1,445,996)	(1,304,468)
Investment in real estate, net	5,547,860	5,482,069

Cash and cash equivalents	148,811	373,203
Tenant receivables, net	1,594	1,331
Deferred rent receivables, net	67,909	63,192
Acquired lease intangible assets, net	3,899	4,707
Investment in unconsolidated real estate funds	186,282	149,478
Other assets	30,055	29,827
Total assets	$5,986,410	$6,103,807

Liabilities
Secured notes payable	$3,351,140	$3,441,140
Interest payable, accounts payable and accrued liabilities	63,402	45,171
Security deposits	35,410	34,284
Acquired lease intangible liabilities, net	63,420	67,035
Interest rate contracts	71,114	100,294
Dividends payable	25,668	25,424
Total liabilities	3,610,154	3,713,348

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 142,601,390 and 141,245,896 outstanding at September 30, 2013 and December 31, 2012, respectively	1,426	1,412
Additional paid-in capital	2,653,852	2,635,408
Accumulated other comprehensive income (loss)	(57,624)	(82,991)
Accumulated deficit	(614,703)	(574,173)
Total Douglas Emmett, Inc. stockholders' equity	1,982,951	1,979,656
Noncontrolling interests	393,305	410,803
Total equity	2,376,256	2,390,459
Total liabilities and equity	$5,986,410	$6,103,807

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Operations (unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Office rental
Rental revenues	$99,795	$98,608	$296,275	$295,361
Tenant recoveries	11,867	11,337	34,170	33,099
Parking and other income	18,677	17,478	55,979	52,428
Total office revenues	130,339	127,423	386,424	380,888

Multifamily rental
Rental revenues	17,929	17,165	53,146	50,865
Parking and other income	1,418	1,405	4,290	4,096
Total multifamily revenues	19,347	18,570	57,436	54,961

Total revenues	149,686	145,993	443,860	435,849

Operating Expenses
Office expense	46,494	44,293	130,525	127,684
Multifamily expense	5,157	4,999	15,108	14,860
General and administrative	6,546	6,610	20,724	20,051
Depreciation and amortization	47,402	46,546	141,528	139,071
Total operating expenses	105,599	102,448	307,885	301,666

Operating income	44,087	43,545	135,975	134,183

Other income	2,138	626	4,165	2,027
Other expenses	(1,402)	(436)	(2,777)	(1,445)
Income (loss) including depreciation, from unconsolidated real estate funds	811	(663)	3,335	(2,764)
Interest expense	(32,601)	(36,844)	(97,832)	(110,996)
Acquisition-related expenses	(290)	—	(533)	—
Net income	12,743	6,228	42,333	21,005
Less: Net income attributable to noncontrolling interests	(1,992)	(1,173)	(5,865)	(4,037)
Net income attributable to common stockholders	$10,751	$5,055	$36,468	$16,968

Net income attributable to common stockholders per share – basic	$0.08	$0.04	$0.26	$0.12
Net income attributable to common stockholders per share – diluted	$0.07	$0.04	$0.25	$0.12

Dividends declared per common share	$0.18	$0.15	$0.54	$0.45

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Comprehensive Income (unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$12,743	$6,228	$42,333	$21,005
Other comprehensive income (loss): cash flow hedges	(1,060)	(827)	31,359	(230)
Comprehensive income	11,683	5,401	73,692	20,775
Less comprehensive income attributable to noncontrolling interests	(1,818)	(1,685)	(11,857)	(6,536)
Comprehensive income attributable to common stockholders	$9,865	$3,716	$61,835	$14,239

See notes to consolidated financial statements.

Douglas Emmett, Inc. Consolidated Statements of Cash Flows (unaudited and in thousands)
	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$42,333	$21,005
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss, including depreciation, from unconsolidated real estate funds	(3,335)	2,764
Depreciation and amortization	141,528	139,071
Net accretion of acquired lease intangibles	(11,970)	(13,963)
Amortization of deferred loan costs	2,972	3,289
Amortization of loan premium	—	(1,060)
Non-cash market value adjustments on interest rate contracts	67	8,930
Non-cash amortization of stock-based compensation	4,560	4,624
Operating distributions received from unconsolidated real estate funds	558	580
Change in working capital components:
Tenant receivables	(263)	366
Deferred rent receivables	(4,717)	(4,284)
Interest payable, accounts payable and accrued liabilities	20,288	6,907
Security deposits	1,126	268
Other	(2,423)	(2,515)
Net cash provided by operating activities	190,724	165,982

Investing Activities
Capital expenditures for improvements to real estate	(49,908)	(44,363)
Property acquisitions	(150,000)	—
Loan to related party	(2,882)	—
Contributions to unconsolidated real estate funds	(26,405)	(2,604)
Acquisitions of additional interests in unconsolidated real estate funds	(8,004)	(33,454)
Capital distributions received from unconsolidated real estate funds	4,755	3,453
Net cash used in investing activities	(232,444)	(76,968)

Financing Activities
Proceeds from long-term borrowings	—	440,000
Deferred loan cost payments	(157)	(2,122)
Refund of loan deposit	—	1,575
Repayment of borrowings	(90,000)	(621,956)
Contributions by noncontrolling interests	584	—
Distributions to noncontrolling interests	(15,993)	(13,768)
Distributions of capital to noncontrolling interests	—	(10)
Repurchase of operating partnership units	(352)	—
Cash dividends to common stockholders	(76,754)	(58,943)
Issuance of common stock, net	—	128,257
Net cash used in financing activities	(182,672)	(126,967)

Decrease in cash and cash equivalents	(224,392)	(37,953)
Cash and cash equivalents at beginning of period	373,203	406,977
Cash and cash equivalents at end of period	$148,811	$369,024

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of September 30, 2013, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at September 30, 2013, owned eight additional office properties, for a combined sixty office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation
The accompanying consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

2. Summary of Significant Accounting Policies

During the period covered by this report, we have not made any material changes to our significant accounting policies included in our 2012 Annual Report on Form 10-K.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our taxable REIT subsidiaries (TRS).

Recently Issued Accounting Literature
Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us means the first quarter of 2014. When adopted, ASU 2013-04 applies retroactively for existing joint and several liability arrangements within the scope of Subtopic 405-40. Although earlier application is permitted, we do not intend to adopt the ASU before the effective date. We do not expect this ASU to have a material impact on our financial position or results of operations, as we do not currently have any obligations within the scope of this ASU.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

3. Investment in Real Estate

On May 15, 2013, we used a portion of our cash on hand to purchase a 225,000 square foot Class A office building located at 8484 Wilshire Blvd. in Beverly Hills for a contract price of $89.0 million, or approximately $395 per square foot. On August 15, 2013, we purchased a 191,000 square foot Class A office building located at 16501 Ventura Blvd. in Encino for a contract price of $61.0 million, or approximately $319 per square foot. The results of operations for these properties after the date of acquisition are included in our consolidated statements of operations. We did not acquire any properties during the nine months ended September 30, 2012.

The tables below (in thousands) summarize our preliminary purchase price allocations for the acquired properties (these allocations are subject to adjustment within twelve months of the acquisition date):

8484 Wilshire
Investment in real estate:
Land	$8,847
Buildings and improvements	77,158
Tenant improvements and other in-place lease assets	6,485
Acquired lease intangibles, net	(3,490)
Net assets and liabilities acquired	$89,000

16501 Ventura
Investment in real estate:
Land	$6,759
Buildings and improvements	55,179
Tenant improvements and other in-place lease assets	4,736
Acquired lease intangibles, net	(5,674)
Net assets and liabilities acquired	$61,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Acquired Lease Intangibles

The table below (in thousands) summarizes our acquired lease intangibles related to above/below-market leases:

	September 30, 2013	December 31, 2012
Above-market tenant leases	$34,998	$34,968
Accumulated amortization	(33,764)	(32,985)
Below-market ground leases	3,198	3,198
Accumulated amortization	(533)	(474)
Acquired lease intangible assets, net	$3,899	$4,707

Below-market tenant leases	$272,412	$263,220
Accumulated accretion	(221,597)	(208,939)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,595)	(3,446)
Acquired lease intangible liabilities, net	$63,420	$67,035

5. Other Assets

Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred loan costs, net of accumulated amortization of $11,217 and $8,245 at September 30, 2013 and December 31, 2012, respectively	$16,547	$19,362
Restricted cash	194	2,379
Prepaid expenses	8,433	4,049
Other indefinite-lived intangible	1,988	1,988
Other	2,893	2,049
Total other assets	$30,055	$29,827

We incurred deferred loan cost amortization expense of $913 thousand and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $3.0 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

6. Secured Notes Payable

The following table (in thousands) summarizes our secured notes payable:

Description (1)	Maturity Date		Outstanding Principal Balance as of September 30, 2013	Outstanding Principal Balance as of December 31, 2012	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loan (3)	3/3/2014		$16,140	$16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		150,000	240,000	LIBOR +1.50%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal (10)			$3,351,140	$3,441,140

Aggregate amount of swapped to fixed rate loans			$1,828,080	$2,168,080		3.98%
Aggregate amount of fixed rate loans			1,145,000	1,145,000		4.15%
Aggregate amount of variable rate loans			378,060	128,060		N/A
Aggregate loan principal (10)			$3,351,140	$3,441,140

____________________________________________________

(1)
As of September 30, 2013, (i) the weighted average remaining life of our outstanding debt was 4.9 years; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.3 years , the weighted average remaining period during which interest was fixed was 3.6 years and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.17%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of September 30, 2013, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty-year amortization schedule.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a thirty-year amortization schedule.

(8)
Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and with principal amortization thereafter based upon a thirty-year amortization schedule.

(9)	We have two one-year extension options which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	See Note 11 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below (in thousands) presents the minimum future principal payments due (excluding any available extension options) on our secured notes payable at September 30, 2013:

Twelve months ending September 30:
2014	$18,951
2015	269,542
2016	94,411
2017	36,504
2018	2,122,465
Thereafter	809,267
Total future principal payments	$3,351,140

7. Interest Payable, Accounts Payable and Accrued Liabilities

Interest payable, accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Interest payable	$9,093	$10,203
Accounts payable and accrued liabilities	37,516	19,168
Deferred revenue	16,793	15,800
Total interest payable, accounts payable and accrued liabilities	$63,402	$45,171

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

As of September 30, 2013, the totals of our existing swaps and caps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

Non-designated Hedges
Derivatives not designated as hedges are not speculative. As of September 30, 2013, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Purchased Caps	4	$100,000

Credit-risk-related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging, including any default where repayment of the indebtedness has not been accelerated by the lender. There have been no events of default with respect to any of our derivatives.

As of September 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, when aggregated by counterparty, was $75.3 million and $107.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements.

Accounting for Interest Rate Contracts
For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' hedges are reclassified to income including depreciation, from unconsolidated real estate funds as interest payments are made by our Funds on their hedged items or transactions. We estimate that $35.3 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $846 thousand of our AOCI related to our Funds derivatives designated as cash flow hedges will be reclassified as a decrease to income (loss) including depreciation, from unconsolidated real estate funds during the next twelve months. Changes in fair value of derivatives not designated as hedges are recognized as interest expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below (in thousands) presents the effect of our derivative instruments on our consolidated statements of operations for the nine months ended September 30:

	2013	2012
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)	$2,151	$(48,450)
Gain (loss) from unconsolidated investment in real estate funds recognized in other comprehensive income (OCI) (effective portion)	$1,810	$(1,356)
Gain (loss) reclassified from AOCI into interest expense (effective portion) ¹	$(27,093)	$(44,066)
Gain (loss) from unconsolidated investment in real estate funds reclassified from AOCI into Income (loss), including depreciation, from unconsolidated real estate funds (effective portion)	$(305)	$(5,535)
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$25
Amount of gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$(64)

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized in interest expense	$(3)	$(37)

__________________________________________________

(1)	The nine months ended September 30, 2012 includes a non-cash expense of $8.8 million related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Fair Value Measurement
We record all derivatives on the balance sheet at fair value using the framework for measuring fair value established by the FASB.  The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. All of our derivative contracts are subject to enforceable master netting arrangements, and we have elected to present the fair value of our derivatives on a gross basis. See Note 11 for our fair value disclosures.

The table below (in thousands) presents the fair values of derivative instruments:

	September 30, 2013	December 31, 2012
Derivative assets disclosed within "Other Assets" (1):
Derivatives designated as accounting hedges	$—	$—
Derivatives not designated as accounting hedges	1	4
Total derivative assets	$1	$4

Derivative liabilities disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$71,114	$100,294
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$71,114	$100,294

_________________________________________________________

(1) Included in the "other" line item of other assets. See Note 5.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9.  Equity

Noncontrolling Interests
Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 17% of our operating partnership at September 30, 2013.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The tables below (in thousands) present our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	36,468	5,865	42,333
Cash flow hedge adjustment	25,367	5,992	31,359
Contributions	—	584	584
Dividends and distributions	(76,998)	(15,993)	(92,991)
Conversion of operating partnership units	18,630	(18,630)	—
Repurchase of operating partnership units	(172)	(180)	(352)
Stock compensation	—	4,864	4,864
Balance as of September 30, 2013	$1,982,951	$393,305	$2,376,256

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance as of January 1, 2012	$1,865,106	$450,849	$2,315,955
Net income	16,968	4,037	21,005
Cash flow hedge adjustment	(2,729)	2,499	(230)
Dividends and distributions	(63,017)	(13,768)	(76,785)
Conversion of operating partnership units	38,060	(38,060)	—
Stock compensation	521	7,526	8,047
Sale of common stock, net of offering costs	128,257	—	128,257
Other	—	(10)	(10)
Balance as of September 30, 2012	$1,983,166	$413,073	$2,396,239

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below (in thousands) presents the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$(82,991)	$(89,180)
Other comprehensive income (loss) before reclassifications [1]	3,961	(49,806)
Amounts reclassified from accumulated other comprehensive income [2]	27,398	49,576
Net current period other comprehensive income (loss)	31,359	(230)
Less other comprehensive (income) loss attributable to noncontrolling interests	(5,992)	(2,499)
Other comprehensive income (loss) attributable to common stockholders	25,367	(2,729)
Balance at end of period	$(57,624)	$(91,909)

___________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $2.2 million and $(48.5) million for the nine months ended September 30, 2013 and 2012, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges of our unconsolidated Funds of $1.8 million and $(1.4) million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $27.1 million and $44.1 million for the nine months ended September 30, 2013 and 2012, respectively, of our derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income (loss) including depreciation of our unconsolidated real estate funds of $305 thousand and $5.5 million for the nine months ended September 30, 2013 and 2012, respectively, related to derivatives designated as cash flow hedges of our unconsolidated Funds.

Equity Sales, Conversions and Repurchases
During the nine months ended September 30, 2013, approximately 1.4 million units in our operating partnership were exchanged for shares of our common stock, and approximately 13 thousand units were redeemed for cash. We did not sell shares or share equivalents during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, approximately 2.7 million units in our operating partnership were exchanged for shares of our common stock, and we sold 6.9 million shares of our common stock in open market transactions under our "at the market" (ATM) stock offering program for net proceeds of approximately $128.3 million. We did not repurchase shares or share equivalents during the nine months ended September 30, 2012 or September 30, 2013. The table below (in thousands) presents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$10,751	$5,055	$36,468	$16,968
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	100	14,100	18,616	38,033
Change from net income attributable to common stockholders and transfers from noncontrolling interest	$10,851	$19,155	$55,084	$55,001

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

Total net equity compensation expense for equity grants was $1.5 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $4.6 million for the nine months ended September 30, 2013 and 2012. These amounts do not include (i) capitalized equity compensation totaling $97 thousand and $133 thousand for the three months ended September 30, 2013 and 2012, respectively, and $304 thousand and $387 thousand for the nine months ended September 30, 2013 and 2012, respectively, and (ii) $3.0 million in immediately vested equity grants issued during the nine months ended September 30, 2012 to satisfy a portion of the annual bonuses that were accrued during the prior year. Compensation expense for our long term incentive plan units which are not immediately vested is recognized using the accelerated recognition method.  Compensation expense for options which are not immediately vested is recognized on a straight-line basis over the requisite service period which is equal to the vesting period.  Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator (in thousands):
Net income attributable to common stockholders	$10,751	$5,055	$36,468	$16,968
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	2,134	1,072	7,261	3,713
Numerator for diluted net income attributable to all equity holders	$12,885	$6,127	$43,729	$20,681

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	142,598	140,301	142,540	139,453
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	28,323	29,908	28,382	30,517
Stock options	3,205	2,942	3,375	2,396
Unvested LTIP units	630	674	577	576
Weighted average shares of common stock and common stock equivalents outstanding - diluted	174,756	173,825	174,874	172,942

Basic earnings per share:
Net income attributable to common stockholders per share	$0.08	$0.04	$0.26	$0.12
Diluted earnings per share:
Net income attributable to common stockholders per share	$0.07	$0.04	$0.25	$0.12
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership, and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

11. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at September 30, 2013 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  See Note 6. We calculate the fair value of our secured notes payable by adjusting their face value for current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At September 30, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.40 billion, based on a credit-adjusted present value of the future principal and interest payments related to our debt, compared to their carrying value of $3.35 billion.  As of December 31, 2012, the estimated fair value of our secured loans was approximately $3.51 billion compared to their carrying value of $3.44 billion.

We use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  See Note 8. These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability. The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2013.

The table below (in thousands) presents the derivative assets and liabilities presented in our financial statements at their estimated fair value on a gross basis without reflecting any net settlement positions with the same counterparty:

	September 30, 2013
	Assets	Liabilities
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—	$—
Level 2 - Significant Other Observable Inputs	1	71,114
Level 3 - Significant Unobservable Inputs	—	—
Fair Value of Derivative Instruments	$1	$71,114

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $162 thousand and $158 thousand for the three months ended September 30, 2013 and 2012, respectively, and $432 thousand and $457 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases as of September 30, 2013 were as follows (in thousands):

Twelve months ending September 30:
2014	$362,425
2015	316,703
2016	266,858
2017	215,891
2018	166,553
Thereafter	415,303
Total future minimum base rentals	$1,743,733

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

13. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $547 thousand for the three months ended September 30, 2013 and 2012, and $1.6 million for the nine months ended September 30, 2013 and 2012. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule (in thousands) of our future minimum ground lease payments as of September 30, 2013:

Twelve months ending September 30:
2014	$733
2015	733
2016	733
2017	733
2018	733
Thereafter	50,026
Total future minimum lease payments	$53,691

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

14. Commitments and Contingencies

Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2013, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees
On April 30, 2013, one of our Funds closed a $325.0 million loan to refinance an existing loan. The new loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and guaranteed the related swap, although we have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of September 30, 2013 the maximum future payments under the swap agreement were approximately $7.1 million.  As of September 30, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations
For the three and nine months ended September 30, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

15. Segment Reporting

Segment information is prepared on the same basis that we review information for operational decision-making purposes.  We operate in two business segments: (i) the acquisition, redevelopment, ownership and management of office real estate and (ii) the acquisition, redevelopment, ownership and management of multifamily real estate.  The services for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental.  The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental.

Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources.  Therefore, depreciation and amortization expense is not allocated among segments.  General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

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

The table below (in thousands) presents the operating activity of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Office Segment
Rental revenue	$130,339	$127,423	$386,424	$380,888
Rental expense	(46,494)	(44,293)	(130,525)	(127,684)
Segment profit	83,845	83,130	255,899	253,204

Multifamily Segment
Rental revenue	19,347	18,570	57,436	54,961
Rental expense	(5,157)	(4,999)	(15,108)	(14,860)
Segment profit	14,190	13,571	42,328	40,101

Total profit from all segments	$98,035	$96,701	$298,227	$293,305

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total profit from all segments	$98,035	$96,701	$298,227	$293,305
General and administrative expense	(6,546)	(6,610)	(20,724)	(20,051)
Depreciation and amortization	(47,402)	(46,546)	(141,528)	(139,071)
Other income	2,138	626	4,165	2,027
Other expenses	(1,402)	(436)	(2,777)	(1,445)
Income (loss), including depreciation, from unconsolidated real estate funds	811	(663)	3,335	(2,764)
Interest expense	(32,601)	(36,844)	(97,832)	(110,996)
Acquisition-related expenses	(290)	—	(533)	—
Net income	12,743	6,228	42,333	21,005
Less: Net income attributable to noncontrolling interests	(1,992)	(1,173)	(5,865)	(4,037)
Net income attributable to common stockholders	$10,751	$5,055	$36,468	$16,968

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

16. Investments in Unconsolidated Real Estate Funds

We manage and own equity interests in two Funds, Douglas Emmett Fund X, LLC (Fund X), and Douglas Emmett Partnership X, LP (Partnership X), through which institutional investors own 8 buildings totaling 1.8 million square feet in our core markets.  On a weighted average square footage basis, we own almost 60% of these Funds.

During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X, from an existing investor for an aggregate of approximately $8.0 million in cash.  During the first quarter of 2012, we acquired a 16.3% interest in Fund X from existing investors for approximately $33.4 million in cash.

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

The table below (in thousands) presents selected financial information for the Funds.  The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Nine Months Ended September 30,
	2013	2012
Total revenues	$47,627	$45,928
Operating income	8,797	7,787
Net income (loss)	748	(9,048)

	September 30, 2013	December 31, 2012
Total assets	$737,074	$741,490
Total liabilities	392,041	431,817
Total equity	345,033	309,673

17. Subsequent Event

In October 2013, there was a fire in a unit in one building at our Barrington Plaza apartment property. With the exception of two floors damaged by the fire (mostly from water and smoke), we reopened all of that building within a few days. We currently expect that the remaining 20 units will be fully restored within a few months, and we do not currently expect a material impact after application of available insurance proceeds.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2013:

•
Our consolidated portfolio of properties included fifty-two Class A office properties (including ancillary retail space) totaling approximately 13.3 million rentable square feet and nine multifamily properties containing 2,868 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio included sixty office properties aggregating approximately 15.1 million rentable square feet, consisting of both our consolidated office properties and eight Class A office properties owned by our Funds (in which we own a weighted average of 60% based on square footage).

•	Our consolidated office portfolio was 92.0% leased and 90.0% occupied and our total office portfolio was 91.7% leased and 89.6% occupied.

•	Our multifamily properties were 99.5% leased and 98.5% occupied.

•	Approximately 85.6% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.4% from our multifamily properties.

•
Approximately 86.3% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 13.7% from our Honolulu, Hawaii office and multifamily properties.

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

•	On August 15, 2013, we purchased a 191,000 square foot Class A office building located at 16501 Ventura Blvd. in Encino for a contract price of $61.0 million, or approximately $319 per square foot.

Dispositions: We had no property dispositions during the first nine months of 2013.

Development: We have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu.  Each development is on land which we already own. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we do not expect to break ground in Honolulu until the second quarter of 2014, while groundbreaking on our Los Angeles project is not expected to occur before at least 2015.

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

Historical Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2013 consisted of the rental operations of fifty consolidated office properties and nine consolidated multifamily properties, as well as (after the respective date of acquisition) two additional office properties that we acquired on May 15, 2013 and August 15, 2013.  Our results of operations for the three and nine months ended September 30, 2012 consisted of the rental operations of fifty consolidated office properties and nine consolidated multifamily properties.  Our share of results from our unconsolidated Funds, which owned an additional eight office properties for the three and nine months ended September 30, 2013 and September 30, 2012, is included through income (loss), including depreciation, from unconsolidated real estate funds. We acquired additional interests in our Funds in 2013 and 2012. See Note 3 and Note 16 to our consolidated financial statements in Item 1 of this Report.

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

For the reasons described below, our FFO (adjusted for our terminated swaps) (i) for the three months ended September 30, 2013 increased by $6.7 million, or 11.7%, to $64.0 million compared to $57.3 million for the three months ended September 30, 2012 and (ii) for the nine months ended September 30, 2013 increased by $17.0 million, or 9.5% to $195.9 million compared to $178.8 million for the nine months ended September 30, 2012. The increases were primarily attributable to (i) increased office and multifamily revenue, due to increases in office occupancy and multifamily rental rates, as well as rent from two office properties that we acquired in 2013, partly offset by other factors, (ii) an increase in our share of our unconsolidated Funds' FFO, as well as (iii) a decrease in our interest expense, due to $340.0 million in notional amount of interest rate swaps that matured in the first quarter of 2013. GAAP net income attributable to common stockholders increased by $5.7 million, or 112.7%, to $10.8 million for the three months ended September 30, 2013, compared to $5.1 million for the three months ended September 30, 2012. GAAP net income attributable to common stockholders increased by $19.5 million, or 114.9%, to $36.5 million for the nine months ended September 30, 2013, compared to $17.0 million for the nine months ended September 30, 2012.

The table below (in thousands) is a reconciliation of our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$10,751	$5,055	$36,468	$16,968
Depreciation and amortization of real estate assets	47,402	46,546	141,528	139,071
Net income attributable to noncontrolling interests	1,992	1,173	5,865	4,037
Adjustments attributable to consolidated joint venture and investment in unconsolidated real estate funds	3,890	3,387	12,021	9,910
FFO (before adjustments for terminated swaps)	64,035	56,161	195,882	169,986
Amortization of accumulated other comprehensive income as a result of terminated swaps(1)	—	1,148	—	8,855
FFO (after adjustments for terminated swaps)	$64,035	$57,309	$195,882	$178,841
 ____________________________________________________

(1)
We terminated certain interest rate swaps in December 2011 in connection with the refinancing of related loans.  As noted above, in calculating FFO, we make an adjustment to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.  In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding. In calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount in this table. For the three and nine months ended September 30, 2012, GAAP net income was reduced by amortization expense as a result of swaps terminated in December 2011. We had no swap terminations in 2012 and 2013.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot, and the annualized lease transaction costs for leases executed in our total office portfolio:

	Nine Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2013	2012	2011	2010	2009
Average rental rate(2)	$34.78	$32.86	$32.76	$32.33	$35.11
Annualized lease transaction costs(3)	$3.93	$4.06	$3.64	$3.68	$3.33
___________________________________________________

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease. However, care should be taken in any comparison, as the averages are often significantly affected from period to period by factors such as the buildings, submarkets, types of space and term involved in the leases executed during the period.

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

In the last two quarters, average starting cash rental rates on new leases in recent periods have been greater than the average ending cash rental rates on the expiring leases for the same space, although, as a result of our high annual rent escalations, less than the average ending cash rental rates on those expiring leases.   However, net changes in our office rental rates did not have a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, were generally offset by the positive impact of the annual 3% rent escalations which have been contained in virtually all of our continuing in-place office leases. In recent periods, we are executing leases in West Los Angeles and Encino/Sherman Oaks incorporating annual rent escalations in excess of 3%.

During the third quarter of 2013, we experienced positive rent roll up for the second straight quarter, with the average straight-line rent under new and renewal leases we signed averaging 1.5% higher than the average straight-line rent under the expiring leases for the same space.  Going forward, we expect that these same overall improving trends to continue, although quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the outcome in any specific quarter difficult. Over the next four quarters, we expect to see expiring cash rents as presented in the table below:

	Three Months Ending
Expiring cash rents:	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Expiring square feet (1)	150,160	357,206	541,373	421,712
Expiring rent per square foot (2)	$33.93	$38.33	$34.49	$37.92
____________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-two properties totaling 13.3 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant has renewed the lease prior to September 30, 2013.  These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to September 30, 2013, but had not commenced as of that date, but (ii) do not include exercises of early termination options (unless exercised prior to September 30, 2013), or defaults occurring after September 30, 2013. We also exclude short term leases, such as month to month leases and other short term leases, from this table, because they are not included in our changes in rental rate data, have rental rates that may not be reflective of market conditions, and can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the third quarter of 2013 was 6.7% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Nine Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	September 30, 2013	2012	2011	2010	2009
Average annual rental rate	$27,406	$26,308	$24,502	$22,497	$22,776

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates1 for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates as of: (1)	September 30, 2013	2012	2011	2010	2009
Total Office Portfolio	89.6%	89.6%	87.5%	86.9%	89.0%
Multifamily Portfolio	98.5%	98.7%	98.4%	98.4%	98.0%

	Nine Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)(2)	September 30, 2013	2012	2011	2010	2009
Total Office Portfolio	89.6%	88.3%	87.0%	88.0%	90.3%
Multifamily Portfolio	98.6%	98.5%	98.2%	98.3%	97.9%
___________________________________________________

(1)	Occupancy rates include the negative impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of the quarter, and for periods longer than a quarter, by taking the average of the occupancy rates for all the quarters contained in the respective period.

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $1.2 million, or 1.2%, to $99.8 million for the three months ended September 30, 2013, compared to $98.6 million for the three months ended September 30, 2012.  The increase was primarily due to rental revenue of $2.4 million from properties that we acquired in the second and third quarters of 2013, partly offset by $1.2 million of lower rental revenue from the 50 office properties that we owned during both comparable periods. The decrease in revenue for our comparable properties was primarily due to (i) lower rental rates, and (ii) lower revenues from net accretion of above- and below-market leases which declined by $902 thousand to $2.9 million for the three months ended September 30, 2013, compared to $3.8 million for the three months ended September 30, 2012, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries increased by $530 thousand, or 4.7%, to $11.9 million for the three months ended September 30, 2013, compared to $11.3 million for the three months ended September 30, 2012.  The increase was primarily due to an increase of $416 thousand in recoveries from the properties that we owned during both comparable periods, as well as recoveries of $114 thousand from properties that we acquired in the second and third quarters of 2013. The increase in recoveries for our comparable properties primarily reflects higher recoverable operating expenses, as well as the timing of common area maintenance (CAM) recoveries related to prior year reconciliations.

Office Parking and Other Income: Office parking and other income increased by $1.2 million, or 6.9%, to $18.7 million for the three months ended September 30, 2013, compared to $17.5 million for the three months ended September 30, 2012. The increase was primarily due to an increase of $806 thousand in parking and other income from properties that we owned during both comparable periods, as well as revenue of $393 thousand from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for our comparable properties reflects higher parking cash revenue primarily due to increases in rates as well as higher utilization.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $777 thousand, or 4.2%, to $19.3 million for the three months ended September 30, 2013, compared to $18.6 million for the three months ended September 30, 2012.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $2.2 million, or 5.0%, to $46.5 million for the three months ended September 30, 2013, compared to $44.3 million for the three months ended September 30, 2012. The increase was primarily due to office rental expenses of $1.2 million from properties that we acquired in the second and in the third quarters of 2013, as well as an increase in office rental expenses of $1.0 million from properties that we owned during both comparable periods. The increase in office rental expenses for our comparable properties primarily reflects higher property taxes and utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $158 thousand, or 3.2%, to $5.2 million for the three months ended September 30, 2013, compared to $5.0 million for the three months ended September 30, 2012.  The increase was primarily due to higher property taxes and repairs and maintenance expense.

General and Administrative Expenses:  General and administrative expenses remained relatively unchanged at $6.5 million for the three months ended September 30, 2013, compared to $6.6 million for the three months ended September 30, 2012.

Depreciation and Amortization:  Depreciation and amortization expense increased by $856 thousand, or 1.8%, to $47.4 million for the three months ended September 30, 2013, compared to $46.5 million for the three months ended September 30, 2012.  The increase was primarily due to depreciation and amortization expense of $932 thousand from properties that we acquired in the second and third quarters of 2013.

Non-Operating Income and Expenses

Income (loss), Including Depreciation, from Unconsolidated Real Estate Funds:  The income (loss), including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income (loss) net of historical cost-basis depreciation.  Our share of the income (loss), including depreciation, from our Funds totaled income of $811 thousand for the three months ended September 30, 2013, compared to a loss of $663 thousand for the three months ended September 30, 2012. The difference was primarily due to lower interest expense of one of our Funds, as a result of the refinancing of debt with lower principal and a lower effective interest rate, at the beginning of the second quarter of 2013.

Interest Expense:  Interest expense decreased by $4.2 million, or 11.5%, to $32.6 million for the three months ended September 30, 2013, compared to $36.8 million for the three months ended September 30, 2012.  The decrease was primarily due to lower cash interest expense of $2.8 million, as a result of the expiration of certain interest rate swaps in the first quarter of 2013, as well as decreased non-cash amortization of $1.3 million related to terminated interest rate swaps. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $914 thousand, or 0.3%, to $296.3 million for the nine months ended September 30, 2013, compared to $295.4 million for the nine months ended September 30, 2012. The increase was primarily due to rental revenue of $3.3 million from properties that we acquired in the second and third quarters of 2013, partly offset by lower revenues of $2.4 million from 50 office properties that we owned during both comparable periods. The decrease in revenue for our comparable properties was primarily due to (i) lower rental rates, and (ii) net accretion of above- and below-market leases which declined by $2.3 million to $9.1 million for the nine months ended September 30, 2013, compared to $11.4 million for the nine months ended September 30, 2012, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries increased by $1.1 million, or 3.2%, to $34.2 million for the nine months ended September 30, 2013, compared to $33.1 million for the nine months ended September 30, 2012.  The increase was primarily due to an increase in recoveries of $928 thousand from properties that we owned during both comparable periods, reflecting higher recoverable operating expenses and timing of CAM recoveries related to prior year reconciliations.

Office Parking and Other Income: Office parking and other income increased by $3.6 million, or 6.8%, to $56.0 million for the nine months ended September 30, 2013, compared to $52.4 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in parking revenue of $2.9 million from properties that we owned during both comparable periods, as well as revenue of $539 thousand from properties that we acquired in the second and third quarters of 2013. The increase in parking revenue for our comparable properties reflects higher parking cash revenue, which was primarily due to increases in rates as well as higher utilization.

Total Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $2.5 million, or 4.5%, to $57.4 million for the nine months ended September 30, 2013, compared to $55.0 million for the nine months ended September 30, 2012.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $2.8 million, or 2.2%, to $130.5 million for the nine months ended September 30, 2013, compared to $127.7 million for the nine months ended September 30, 2012. The increase was primarily due to $1.6 million of office rental expense from properties that we acquired in the second and third quarters of 2013, as well as an increase of $1.2 million from properties that we owned during both comparable periods. The increase in office rental expenses for our comparable properties primarily reflects higher property taxes and utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $248 thousand, or 1.67%, to $15.1 million for the nine months ended September 30, 2013, compared to $14.9 million for the nine months ended September 30, 2012.  The increase was primarily due to increases in property taxes.

General and Administrative Expenses:  General and administrative expenses increased by $673 thousand, or 3.4%, to $20.7 million for the nine months ended September 30, 2013, compared to $20.1 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in employee equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $2.5 million, or 1.8%, to $141.5 million for the nine months ended September 30, 2013, compared to $139.1 million for the nine months ended September 30, 2012. The increase was primarily due to depreciation and amortization of $1.3 million from properties that we owned during both comparable periods, as well as depreciation and amortization of $1.2 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for our comparable properties reflects accelerated depreciation of tenant improvements as a result of a tenant bankruptcy at one of our office properties in Honolulu.

Non-Operating Income and Expenses

Income (loss), Including Depreciation, from Unconsolidated Real Estate Funds:  The income (loss), including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income (loss) net of historical cost-basis depreciation.  Our share of the income (loss), including depreciation, from our Funds was income of $3.3 million for the nine months ended September 30, 2013, compared to a loss of $2.8 million for the nine months ended September 30, 2012. The difference was primarily due to lower interest expense of one of our Funds, as a result of the refinancing of debt with lower principal and a lower effective interest rate, at the beginning of the second quarter of 2013.

Interest Expense:  Interest expense decreased by $13.2 million, or 11.9%, to $97.8 million for the nine months ended September 30, 2013, compared to $111.0 million for the nine months ended September 30, 2012. The decrease was primarily due to lower cash interest expense of $5.0 million, as a result of the expiration of certain interest rate swaps in the first quarter of 2013, as well as decreased non-cash amortization of $8.9 million related to terminated interest rate swaps. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.35 billion at September 30, 2013.  See Note 6 to our consolidated financial statements in Item 1 of this Report.  To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  As of September 30, 2013, approximately $2.97 billion, or 89%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  As of September 30, 2013, we had no material long-term debt that matures in 12 months or less.  For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At September 30, 2013, our net consolidated debt (consisting of our $3.35 billion of borrowings under secured loans less our cash and cash equivalents of $148.8 million) represented 44% of our total enterprise value of $7.30 billion.  Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on September 30, 2013 (the last business day of the quarter) on the New York Stock Exchange of $23.47 per share.

For a description of our financing activities during the nine months ended September 30, 2013, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

We expect to meet our operating liquidity requirements generally through cash on hand and cash provided by operations. At September 30, 2013, we did not have any material commitments for development projects or acquisitions, although we expect to pursue such opportunities as they occur.  As disclosed under "Financings, Acquisitions, Dispositions, Development and Repositionings" above, we have begun work on two multifamily projects, but had no material commitments related to these projects at September 30, 2013, as we had not begun construction. Excluding any acquisitions and debt refinancings, we anticipate that our cash on hand and provided by operations will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, redevelopment and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness.  We do not believe that our funds on hand and net cash provided by operations will be sufficient to cover all of our long-term cash requirements.  The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term.  We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an ATM program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of September 30, 2013.

Contractual Obligations

During the first quarter of 2013, we used a portion of our cash on hand to pay down $90.0 million on a $240.0 million loan scheduled to mature on April 1, 2015. During the second quarter of 2013, we invested an additional $26.4 million in Fund X in connection with the final capital call made by that Fund. As of September 30, 2013 we have no further capital commitments to our Funds. Other than these transactions, during the first nine months of 2013, there were no material changes outside the ordinary course of business in the information regarding contractual obligations included in our 2012 Annual Report on Form 10-K.

As of September 30, 2013, our outstanding $3.35 billion of debt included $2.97 billion of effectively fixed rate debt (under the terms of the loan or a swap), that bore interest at a weighted average annual interest rate of 4.05%, as well as $378.1 million of floating rate debt at a weighted average annual interest rate of 1.20% at floating rates then in effect.  See Note 6 and Note 8 to our consolidated financial statements contained in item 1 of this Report.

Off-Balance Sheet Arrangements

We manage our Funds through which institutional investors acquired a total of 8 properties. The investment period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. We have no further capital commitments to our Funds. The capital we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of the properties held by the relevant Funds, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties it owns. The table below summarizes the debt of our Funds at September 30, 2013:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Term loan (1)	$53.5	4/1/2016	5.67%
Term loan (2)	$325.0	5/1/2018	2.35%

_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on this loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of September 30, 2013 the maximum future payments under the swap agreement were approximately $7.1 million. As of September 30, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Cash Flows

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates on our leases, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $24.7 million, or 14.9%, to $190.7 million for the nine months ended September 30, 2013, compared to $166.0 million for the nine months ended September 30, 2012.  The increase was primarily due to (i) an increase in cash revenues from our office and multifamily portfolios of $8.9 million, due to properties that we acquired in the second and third quarters of 2013 in our office portfolio, and increases in rental rates for our multifamily portfolio, (ii) a decrease in cash operating expenses of $11.0 million as a result of working capital fluctuations, as well as (iii) a decrease in cash interest expense of $4.6 million as a result of $340.0 million in notional amount of interest rate swaps that matured in the first quarter of 2013.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects, and recurring and non-recurring capital expenditures.  Net cash used in investing activities increased by $155.5 million to $232.4 million for the nine months ended September 30, 2013, compared to $77.0 million for the nine months ended September 30, 2012.  The increase was primarily due to properties that we acquired in the second and third quarters of 2013 in our office portfolio.  See Note 3 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash used in financing activities increased by $55.7 million to $182.7 million for the nine months ended September 30, 2013, compared to $127.0 million for the nine months ended September 30, 2012. The nine months ended September 30, 2012 included a greater net repayment of borrowings, partly offset by net proceeds of $128.3 million from the issuance of common stock under our ATM program.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events, for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and other in-place lease assets, and any related intangible assets and liabilities, or the effect of a property tax reassessment of our properties.  These determinations, even though inherently subjective and prone to change, affect the reported amounts of our assets, liabilities, revenues and expenses.  While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our estimates, assumptions and judgments will inevitably prove to be incorrect.  As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material.  Some of our estimates are subject to adjustment, as we believe appropriate, based on revised assumptions and reconciliation to the actual results when available.

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

At September 30, 2013, $1.15 billion (34%) of our consolidated debt was fixed rate debt, $1.83 billion (55%) of our consolidated debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $378.1 million (11%) of our consolidated debt was unhedged floating rate debt. Based on the level of unhedged floating rate consolidated debt outstanding at September 30, 2013, a 50 basis point change in the London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.9 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

As of September 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

As of the date of this Report, we are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales: We did not sell any unregistered securities during the three months ended September 30, 2013.

Purchases: We did not repurchase any of our shares or share equivalents during the three months ended  September 30, 2013.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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

DOUGLAS EMMETT, INC.

Date:	November 7, 2013	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	November 7, 2013	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer