Form 10-K
period 2013-12-31
Douglas Emmett Inc
filed 2014-02-27
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 28, 2013, was $3.3 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 143,189,974 shares of its common stock, $0.01 par value, outstanding as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2014 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

DOUGLAS EMMETT, INC.
FORM 10-K TABLE OF CONTENTS

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. At December 31, 2013, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) totaling approximately 13.3 million rentable square feet of space and nine multifamily properties containing 2,868 apartment units, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2013, owned eight additional office properties totaling approximately 1.8 million square feet of space. We manage these eight properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined sixty Class A office properties totaling approximately 15.1 million square feet. All of these properties are concentrated in nine premier Los Angeles County submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank, as well as in Honolulu, Hawaii.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•
Concentration of High Quality Office and Multifamily Assets in Premier Submarkets. First, we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. In addition, our diverse base of office tenants operates in a variety of legal, medical, entertainment, technology, financial and other professional businesses, reducing our dependence on any one industry. In 2013, 2012 and 2011, no tenant provided more than 10% of our total rental revenue and tenant reimbursements.

•
Disciplined Strategy of Acquiring Substantial Market Share. Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average about a 25% share of the Class A office space in our targeted submarkets.

•
Proactive Asset and Property Management. Finally, our fully integrated focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services. We believe this provides a key competitive advantage in managing our office portfolio, which at December 31, 2013 consisted of 2,530 office leases, with a median size of approximately 2,400 square feet, and our 2,868 apartment units. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration. Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases each business day. Finally, our in-house construction company allows us to compress the time required for building out many smaller spaces, so that we can reduce the resulting structural vacancy.

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

In addition, all of our multifamily properties are located in developed areas that include a number of other multifamily properties, as well as single-family homes, condominiums and other residential properties. The number of competitive multifamily and other residential properties in a particular area could have a materially adverse effect on our ability to lease units and on our rental rates.

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

Taxation of Douglas Emmett, Inc.

We believe that we qualify, and intend to continue to qualify, for taxation as a REIT under the Internal Revenue Code, although we cannot assure that this has happened or will happen. See Item 1A. "Risk Factors" of this Report. The following summary is qualified in its entirety by the applicable Internal Revenue Code provisions and related rules, and administrative and judicial interpretations.

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

As of December 31, 2013, we owned an interest in a subsidiary which was intended to be treated as a qualified REIT subsidiary (QRS). The Internal Revenue Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2013, we owned interests in certain corporations which have elected to be treated as taxable REIT subsidiaries. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Employees

As of December 31, 2013, we employed approximately 500 people.

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

Funds

We manage and own equity interests in two Funds, Douglas Emmett Fund X, LLC (Fund X), and Douglas Emmett Partnership X, LP (Partnership X), through which we and institutional investors own 8 buildings totaling 1.8 million square feet in our core markets.  Our ownership interest entitles us to a pro rata share of any distributions based on our ownership (a weighted average of 60% at December 31, 2013 based on square footage), additional distributions based on the total invested capital and a carried interest if the investors’ distributions exceed a hurdle rate.  We also receive fees and reimbursement of expenses for managing our unconsolidated Funds’ properties.

While the financial data in this Report does not include our Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our Funds, as we believe this presentation assists in understanding our business. For further information, see Note 18 to our consolidated financial statements in Item 15 of this Report.

Segments

We have two reportable segments: Office Properties and Multifamily Properties. Information related to our business segments for 2013, 2012 and 2011 is set forth in Note 16 to our consolidated financial statements in Item 15 of this Report.

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

Item 1A. Risk Factors

The following section includes what we believe to be the most significant factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

We have a substantial amount of indebtedness, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations. As of December 31, 2013, our total consolidated indebtedness was approximately $3.24 billion, and we may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially in periods like the recent global financial downturn when credit is harder to obtain, could have other significant adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

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

Financial downturns may adversely affect our business and performance. Our operations and performance depend on general economic conditions. The United States economy recently experienced a financial crisis and recession, with some financial and economic analysts predicting that the world economy may encounter a prolonged economic period characterized by high unemployment, limited availability of credit and decreased consumer and business spending.

The downturn had a negative impact on the global credit markets, which was stopped with significant economic stimulus. If this reoccurs or other factors affect the availability of credit to us, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our Funds’ ability to make distributions to its respective members, including us.

The economic downturn adversely affected, and any recurrence may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Overall, these factors resulted in uncertainty in the real estate markets. As a result, the valuation of real-estate related assets has been volatile and may continue to be volatile in the future.  This volatility in the markets may make it more difficult for us to obtain adequate financing or realize gains on our investments, which could have an adverse effect on our business and results of operations.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we experience lease roll-down from time to time. As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn such as the recent global economic downturn, and the desirability of our properties compared to other properties in our submarkets, the rents we realize on new leases have been less than our in-place rents, and that trend could continue or even get worse. Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds, and/or adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

Terrorism and other factors affecting demand for our properties could harm our operating results. The strength and profitability of our business depends on demand for and the value of our properties. Possible future terrorist attacks or war may have a negative impact on our operations, even if they are not directed at our properties. In addition, the terrorist attacks can substantially affect the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could have a material adverse effect on our results of operations, financial condition and cash flows by, for example:

•	Disruption of the proper functioning of our networks and systems and thus our operations and/or those of our tenants or vendors;

•	Misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	Preventing us from properly monitoring our compliance with the rules and regulations regarding our qualification as a REIT;

•
Unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	The requirement of significant management attention and resources to remedy any damages that result;

•	Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage to our reputation among our tenants and investors generally.

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

In addition, all of our multifamily properties are located in developed areas that include a significant number of other multifamily properties, as well as single-family homes, condominiums and other residential properties. The number of competitive multifamily and other residential properties in a particular area could have a materially adverse effect on our ability to lease units and on our rental rates.

We may be unable to renew leases or lease vacant space. As of December 31, 2013, 7.8% of the square footage of the properties in our total office portfolio, including 7.8% of our consolidated office portfolio, was available for lease. As of December 31, 2013, 16.9% of leases (representing 12.0% of the square footage) in our total portfolio, including 16.9% of leases (representing 12.8% of the square footage) in our consolidated portfolio, were scheduled to expire in 2014. In addition, as of December 31, 2013, approximately 0.5% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are originally renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms. Our leases may not be renewed, in which case we must find new tenants for that space. To attract new tenants or retain existing tenants, particularly in periods of contraction, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

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

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties. The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a materially adverse effect on our business, financial condition and results of operations.

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

We are exposed to certain risks when we participate in joint ventures. We have and may in the future develop and acquire properties in joint ventures with other persons or entities. Our participation in joint ventures may subject us to risks, including for example:

•	Disputes with joint venture partners might affect our ability to develop or operate a property;

•	The refinancing of unconsolidated joint venture debt may require equity capital calls;

•	We may be forced to fulfill the obligations of a joint venture or of joint venture partners who default on their obligations including those related to debt or interest rate swaps; and

•
Conflicts of interests because our joint venture partners of varying interest such as different need for liquidity, different assessments of the market, different tax objectives or ownership of competing interests in properties in our markets.

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

Our executive officers will have significant influence over our affairs.  At December 31, 2013, our executive officers owned approximately 4% of our outstanding common stock, but they would own approximately 23% assuming that they convert all of their interests in our operating partnership into common stock and exercise all of their options for common stock. As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business. Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer and Theodore E. Guth. If we lose the services of any member of our executive officers, our business may be significantly impaired. In addition, many of our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results. An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

Compensation awards to our management may not be tied to or correspond with improved financial results or share price. The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our total portfolio of sixty-nine properties consists of fifty-two office properties that we directly own and operate, eight office properties that we operate and indirectly own through our equity interest in our Funds, and nine wholly-owned multifamily properties. We also own the fee interests in two parcels of land subject to ground leases. Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio
As of December 31, 2013, we owned 100% of all properties in our total office portfolio, except eight properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest. The measurements below are based on Building Owners and Managers Association (BOMA) 1996 remeasurement. The following table sets forth submarket data with respect to our total office portfolio properties as of December 31, 2013:

Office Portfolio by Submarket	Number of Properties	Rentable Square Feet (1)	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(2)	Our Market Share in Submarket
Beverly Hills	8	1,643,911	10.9%	7,741,422	21.2%
Brentwood	14	1,700,889	11.3	3,356,126	50.7
Burbank	1	420,949	2.8	6,733,458	6.3
Century City	3	916,060	6.1	10,064,599	9.1
Honolulu	4	1,716,708	11.4	5,088,599	33.7
Olympic Corridor	5	1,098,073	7.3	3,022,969	36.3
Santa Monica	8	972,795	6.4	8,700,348	11.2
Sherman Oaks/Encino	12	3,372,129	22.3	6,171,530	54.6
Warner Center/Woodland Hills	3	2,855,911	18.9	7,203,647	39.6
Westwood	2	396,808	2.6	4,443,398	8.9
Total	60	15,094,233	100.0%	62,526,096	24.1
____________________________________________________

(1)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement. Total consists of 13,744,993 leased square feet (includes 267,944 square feet with respect to signed leases not commenced), 1,173,719 available square feet, 109,383 building management use square feet, and 66,138 square feet of BOMA 1996 adjustment on leased space.

(2)	Source: CB Richard Ellis

Office Portfolio Occupancy and In-place Rents
The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2013:

Office Portfolio by Submarket	Percent Leased (1)	Annualized Rent (2)	Annualized Rent Per Leased Square Foot (3)
Beverly Hills	95.7%	$62,970,420	$41.88
Brentwood	92.0	54,913,679	36.65
Burbank	100.0	15,145,670	35.98
Century City	98.9	33,553,933	37.61
Honolulu	88.9	46,125,696	31.75
Olympic Corridor	92.8	30,813,205	30.79
Santa Monica (4)	97.2	50,571,389	54.01
Sherman Oaks/Encino	94.0	98,238,825	31.64
Warner Center/Woodland Hills	85.1	65,198,413	28.26
Westwood	92.6	12,689,173	35.19
Total / Weighted Average	92.2	$470,220,403	34.89
______________________________________________________

(1)	Includes 267,944 square feet with respect to signed leases not yet commenced.

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

Office Tenant Diversification
Our total office portfolio currently consists of approximately 2,530 office leases in a variety of industries, including legal, financial services, entertainment, real estate and accounting and consulting. The following table sets forth information regarding tenants with 1.0% or more of annualized rent in our total office portfolio as of December 31, 2013:

Office Portfolio by Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(2)	Percent of Annualized Rent
Time Warner (3)	4	4	2015-2023	625,750	4.1%	$22,316,440	4.7%
William Morris Endeavor	1	1	2027	180,967	1.2	9,308,348	2.0
The Macerich Partnership, L.P.	1	1	2018	90,832	0.6	4,803,882	1.0
Total	6	6		897,549	5.9%	$36,428,670	7.7%
_____________________________________________________

(1)
Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, the ranges reflect all leases other than storage, ATM and similar leases.

(2)
Represents annualized cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2013 (does not include 267,944 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
Includes a 10,000 square foot lease expiring in April 2015, a 150,000 square foot lease expiring in April 2016 (we have executed a lease with the existing subtenant in 101,000 square feet of this space which will commence on expiration of the current lease and continue until July 2023), a 421,000 square foot lease expiring in September 2019 and a 45,000 square foot lease expiring in December 2020.

Office Lease Industry Diversification
The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2013:

Industry	Number of Leases	Annualized Rent as a Percent of Total
Legal	508	18.9%
Financial Services	328	13.9
Entertainment	177	13.7
Real Estate	193	8.9
Accounting & Consulting	307	8.6
Health Services	322	8.1
Insurance	122	7.2
Retail	191	6.8
Technology	110	4.3
Advertising	69	2.6
Public Administration	68	2.3
Educational Services	27	1.7
Other	108	3.0
Total	2,530	100.0%

Office Lease Distribution
The following table sets forth information relating to the distribution of leases in our total office portfolio based on rentable square feet leased as of December 31, 2013:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)	Square Feet as a Percent of Total	Annualized Rent (2)	Annualized Rent as a Percent of Total
2,500 or less	1,294	51.1%	1,778,018	11.8%	$61,381,110	13.1%
2,501-10,000	918	36.3	4,323,116	28.6	146,060,018	31.1
10,001-20,000	211	8.3	2,864,062	19.0	101,330,628	21.5
20,001-40,000	80	3.2	2,131,545	14.1	73,445,368	15.6
40,001-100,000	22	0.9	1,364,748	9.1	51,827,429	11.0
Greater than 100,000	5	0.2	1,015,560	6.7	36,175,850	7.7
Subtotal	2,530	100.0%	13,477,049	89.3%	$470,220,403	100.0%
Signed leases not commenced			267,944	1.8
Available			1,173,719	7.8
Building Management Use			109,383	0.7
BOMA Adjustment (3)			66,138	0.4
Total	2,530	100.0%	15,094,233	100.0%	$470,220,403	100.0%
____________________________________________________

(1)	Average tenant size is approximately 5,300 square feet. Median is approximately 2,400 square feet.

(2)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2013 (does not include 267,944 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Office Lease Expirations
The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2013, plus available space, in our total office portfolio assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent(1)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(2)	Annualized Rent Per Leased Square Foot at Expiration(3)
Short Term Space Leases	52	173,107	1.1%	$4,769,138	1.0%	$27.55	$27.56
2014	428	1,803,879	12.0%	64,135,175	13.6%	35.55	35.84
2015	524	2,082,865	13.8	71,433,311	15.2	34.30	35.61
2016	474	2,027,372	13.4	68,788,818	14.6	33.93	36.05
2017	363	1,855,611	12.3	61,793,054	13.1	33.30	36.40
2018	297	1,500,769	10.0	55,734,008	11.8	37.14	41.49
2019	142	1,309,462	8.7	45,536,634	9.7	34.78	39.07
2020	97	831,153	5.5	28,512,523	6.1	34.30	40.71
2021	54	542,391	3.6	20,081,388	4.3	37.02	43.00
2022	30	260,547	1.7	8,812,190	1.9	33.82	42.92
2023	38	601,060	4.0	19,171,875	4.1	31.90	40.16
Thereafter	31	488,833	3.2	21,452,289	4.6	43.88	59.61
Subtotal	2,530	13,477,049	89.3	470,220,403	100.0	34.89	38.53
Signed leases not commenced		267,944	1.8
Available		1,173,719	7.8
Building management use		109,383	0.7
BOMA adjustment (4)		66,138	0.4
Total/Weighted Average	2,530	15,094,233	100.0%	$470,220,403	100.0%	$34.89	$38.53
_____________________________________________________

(1)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2013 (does not include 267,944 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

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

Historical Office Tenant Improvements and Leasing Commissions
The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2013	2012	2011
Renewals (1)
Number of leases	420	415	427
Square feet	1,647,095	1,645,755	1,916,602
Tenant improvement costs per square foot (2)(3)	$9.95	$9.08	$9.51
Leasing commission costs per square foot (2)	$6.29	$6.30	$5.72
Total tenant improvement and leasing commission costs (2)	$16.24	$15.38	$15.23

New leases (4)
Number of leases	304	293	322
Square feet	1,080,124	1,026,939	1,004,811
Tenant improvement costs per square foot (2)(3)	$19.22	$18.38	$19.37
Leasing commission costs per square foot (2)	$8.27	$8.11	$7.22
Total tenant improvement and leasing commission costs (2)	$27.49	$26.49	$26.59

Total
Number of leases	724	708	749
Square feet	2,727,219	2,672,694	2,921,413
Tenant improvement costs per square foot (2)(3)	$13.62	$12.65	$12.90
Leasing commission costs per square foot (2)	$7.08	$7.00	$6.24
Total tenant improvement and leasing commission costs (2)	$20.70	$19.65	$19.14
______________________________________________________

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Assumes all tenant improvement and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Multifamily Portfolio
The following tables present data with respect to our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2013:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total
Brentwood	5	950	33%
Honolulu	2	1,098	38
Santa Monica	2	820	29
Total	9	2,868	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent per Lease Unit
Brentwood (2)	99.4%	$24,753,032	$2,235
Honolulu	99.5	20,437,104	1,560
Santa Monica(3)	99.9	24,334,284	2,476
Total / Weighted Average	99.5	$69,524,420	2,044
_______________________________________________________

(1)	Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2013.

(2)
In calculating the percentage of units leased, we removed from the numerator and denominator 21 units at one property which are temporarily unoccupied as a result of damage related to a fire, even though the lost rent from those units is being covered by insurance.

(3)	Excludes 8,013 square feet of ancillary retail space, generating $176,532 of annualized rent as of December 31, 2013.

Historical Capital Expenditures
The following table sets forth certain information regarding historical recurring capital expenditures in our consolidated office portfolio:

	Year Ended December 31,
Office	2013	2012	2011
Recurring capital expenditures	$3,089,080	$2,741,468	$2,746,628
Total Square Feet(1)	12,854,464	11,894,253	11,892,726
Recurring capital expenditures per square foot	$0.24	$0.23	$0.23
____________________________________________________

(1)
Excludes square footage attributable to properties we acquired in the respective period and which did not have any recurring capital expenditures. For 2013, the excluded properties included a 225,000 square foot office property in Beverly Hills that we acquired in May 2013 and a 191,000 square foot office property in Encino that we acquired in August 2013. We did not acquire any properties in 2012 and 2011.

The following table sets forth certain information regarding historical recurring capital expenditures in our multifamily portfolio:

	Year Ended December 31,
Multifamily	2013	2012	2011
Recurring capital expenditures(1)	$1,015,692	$1,245,197	$1,440,962
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$354	$434	$502
____________________________________________________

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the New York Stock Exchange under the symbol “DEI”. On December 31, 2013, the reported closing sale price per share of our common stock on the New York Stock Exchange was $23.29. The following table shows our dividends declared, and the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Dividend declared	$0.18	$0.18	$0.18	$0.20
Common Stock Price
High	$25.32	$28.18	$26.53	$25.54
Low	$23.29	$23.74	$22.41	$22.27

2012
Dividend declared	$0.15	$0.15	$0.15	$0.18
Common Stock Price
High	$22.83	$23.68	$24.48	$24.32
Low	$18.46	$21.10	$22.94	$21.71

Holders of Record
We had 20 holders of record of our common stock on February 21, 2014. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy
We typically pay dividends to common stockholders quarterly at the discretion of the Board of Directors. Dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

Sales of Unregistered Securities
None

Repurchases of Equity Securities
During 2013, we redeemed 13,000 of our operating partnership units for a total purchase price of $353,000 in cash, an average price of $26.68 per unit.

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from December 31, 2008 to December 31, 2013 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming the investment of $100 in our common stock and in each of the indexes on December 31, 2008 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance.

Item 6. Selected Financial Data

The following table of summary financial and operating data as of, and for the years ended, December 31, 2013, 2012, 2011, 2010 and 2009 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this Report:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data (in thousands):
Total office revenues	$514,600	$505,276	$505,077	$502,700	$502,767
Total multifamily revenues	76,936	73,723	70,260	68,144	68,293
Total revenues	591,536	578,999	575,337	570,844	571,060
Operating income	178,691	175,810	152,474	140,027	148,358
Income (Loss) attributable to common stockholders	45,311	22,942	1,451	(26,423)	(27,064)
Per Share Data:
Income (Loss) per share - basic	$0.32	$0.16	$0.01	$(0.22)	$(0.22)
Income (Loss) per share - diluted	$0.31	$0.16	$0.01	$(0.22)	$(0.22)
Weighted average common shares outstanding (in thousands):
Basic	142,556	139,791	126,187	122,715	121,553
Diluted	174,802	173,120	159,966	122,715	121,553
Dividends declared per common share	$0.74	$0.63	$0.49	$0.40	$0.40

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data (in thousands):
Total assets	$5,847,789	$6,103,807	$6,231,602	$6,279,289	$6,059,932
Secured notes payable	3,241,140	3,441,140	3,624,156	3,668,133	3,273,459
Other Data:
Number of consolidated properties(1)	61	59	59	59	58

(1)	All properties are wholly-owned by our operating partnership, except one property owned by a consolidated joint venture in which we held a two-thirds interest .

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2013:

•
Our consolidated portfolio of properties included fifty-two Class A office properties (including ancillary retail space) totaling approximately 13.3 million rentable square feet and nine multifamily properties containing 2,868 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio consisted of sixty office properties aggregating approximately 15.1 million rentable square feet, consisting of both our consolidated office properties and the eight Class A office properties owned by our Funds (in which we own a weighted average of 60% based on square footage).

•	Our consolidated office portfolio was 92.2% leased and 90.6% occupied and our total office portfolio was 92.2% leased and 90.4% occupied.

•	Our multifamily properties were 99.5% leased and 98.7% occupied.

•	Approximately 85.7% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.3% from our multifamily properties.

•
Approximately 86.3% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 13.7% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Financings:

•
During the fourth quarter of 2013, we closed a revolving credit facility of $300.0 million with a floating rate of LIBOR+1.40%, and a maturity of December 2017. See Note 6 to our consolidated financial statements in Item 15 of this Report.

•
During 2013, we also paid off a $240.0 million loan that was scheduled to mature on April 2015. We repaid $90.0 million of this loan during the first quarter of 2013 using a portion of our cash on hand, and repaid the remaining $150.0 million in the fourth quarter using $110.0 million from cash on hand and $40.0 million from our revolving credit facility. See Note 6 to our consolidated financial statements in Item 15 of this Report.

•
On April 30, 2013, one of our unconsolidated Funds closed a $325.0 million loan which matures on May 1, 2018 with a floating interest rate that we effectively fixed at 2.35% per annum until May 1, 2017. The proceeds of that loan, plus $40.0 million of additional cash, were used to pay down its outstanding debt of $365.0 million that was scheduled to mature in August 2013.

Acquisitions:

•	During the first quarter of 2013, we purchased an additional 3.3% interest in Fund X and an additional 0.9% interest in Partnership X, for an aggregate of approximately $8.0 million in cash.

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

Dispositions: We had no property dispositions during 2013.

Development: We are working on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu.  Each development is on land which we already own. We expect to break ground on an additional 452 apartments at our Moanalua Hillside Apartments in Honolulu by the middle of this year. Construction should take approximately 18 months and cost approximately $100.0 million, which includes the cost of upgrading the existing 696 apartments and building a brand new community center. In Los Angeles, we are seeking to build a high rise apartment project. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before at least mid 2015.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a 79,000 square foot office property in Honolulu in which we own a two-thirds interest.

Results of Operations and Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013, 2012 and 2011 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. The comparability of our results of operations during this period was affected by a number of acquisitions: two properties that we acquired in 2013, one property acquired by one of our Funds during 2011, and additional interests that we acquired in our Funds in 2012 and 2013. See Notes 3 and 18 to our consolidated financial statements in Item 15 of this Report.

Funds From Operations

Many investors use Funds From Operations (FFO) as one performance yardstick to compare our operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), adjusted to treat debt interest rate swaps as terminated for all purposes in the quarter of termination.

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

For the reasons described below, our FFO (adjusted for our terminated swaps) increased by $24.7 million, or 10.5%, to $260.1 million for 2013 compared to $235.4 million for 2012. The increase was primarily due to (i) an increase in operating income from our office portfolio due to properties that we acquired in the second and third quarters of 2013, (ii) an increase in operating income from our multifamily portfolio due to increases in rental rates, (iii) an increase in our share of the FFO of our unconsolidated funds due to lower interest expense of one of our Funds as a result of a debt refinancing, as well as (iv) a decrease in interest expense as a result of the maturing of $340.0 million in notional amount of interest rate swaps in the first quarter of 2013. FFO (adjusted for our terminated swaps) increased by $14.2 million or 6.4% to $235.4 million for 2012 compared to $221.2 million for 2011, primarily as a result of a $10.1 million swap termination fee paid in 2011.

The table below (in thousands) reconciles our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
	2013	2012	2011
Funds From Operations (FFO)
Net income attributable to common stockholders	$45,311	$22,942	$1,451
Depreciation and amortization of real estate assets	191,351	184,849	205,696
Net income attributable to noncontrolling interests	7,526	5,403	807
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds	15,894	13,311	11,675
FFO (before adjustments for terminated swaps)	260,082	226,505	219,629
Swap termination fee	—	—	(10,120)
Amortization of accumulated other comprehensive income as a result of terminated swaps (1)	—	8,855	11,701
FFO (after adjustments for terminated swaps)	$260,082	$235,360	$221,210
___________________________________________________

(1)
We terminated certain interest rate swaps in November 2010 and December 2011 in connection with the refinancing of related loans. In calculating FFO, we make an adjustment to treat interest rate swaps as terminated for all purposes in the quarter of termination. In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding. In calculating FFO, we recognize the full expense in the period the swaps are terminated and offset the subsequent amortization expense contained in GAAP net income by an equivalent amount in this table. For 2012 and 2011, GAAP net income was reduced by amortization expense as a result of swaps terminated in December 2011 and November 2010. We had no swap terminations in 2013 or 2012.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio:

	Year Ended December 31,
Historical straight-line rents:(1)	2013	2012	2011	2010	2009
Average rental rate(2)	$34.72	$32.86	$32.76	$32.33	$35.11
Annualized lease transaction costs(3)	$4.16	$4.06	$3.64	$3.68	$3.33
____________________________________________________

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease.  However, care should be taken in any comparison, as the averages are affected in each period by factors such as buildings, submarkets, types of space and term involved in the leases executed during the period.

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

Net changes in our office rental rates did not have a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11% to 14% of our office portfolio each year, were generally offset by the positive impact of the annual 3% rent escalations which have been contained in virtually all of our continuing in-place office leases. In recent periods, we are executing an increasing number of leases in West Los Angeles and Encino/Sherman Oaks incorporating annual rent escalations in excess of 3%. Over the next four quarters, we expect to see expiring cash rents as presented in the table below:

	Three Months Ended
Expiring cash rents:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Expiring square feet (1)	285,078	538,318	371,045	609,438
Expiring rent per square foot (2)	$39.75	$34.35	$36.68	$34.83
___________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-two properties totaling 13.3 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds. Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where the existing tenant renewed the lease prior to December 31, 2013. These numbers (i) include leases for space where someone other than the existing tenant (for example, a subtenant) had executed a lease for the space prior to December 31, 2013 but that had not commenced as of that date but (ii) do not include exercises of early termination options (unless exercised prior to December 31, 2013) or defaults occurring after December 31, 2013. We also exclude short term leases, such as month to month leases and other short term leases, from this table, because they are not included in our changes in rental rate data, have rental rates that may not be reflective of market conditions, and can distort the data trends, particularly in the immediately following quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the fourth quarter of 2013 was 4.1% higher than the rent for the same unit at the time it became vacant. The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Year Ended December 31,
Average annual rental rate - new tenants:	2013	2012	2011	2010	2009
Rental rate	$27,392	$26,308	$24,502	$22,497	$22,776
Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2013	2012	2011	2010	2009
Office Portfolio	90.4%	89.6%	87.5%	86.9%	89.0%
Multifamily Portfolio	98.7%	98.7%	98.4%	98.4%	98.0%

	Year Ended December 31,
Average Occupancy Rates(1)(2) for:	2013	2012	2011	2010	2009
Office Portfolio	89.7%	88.3%	87.0%	88.0%	90.3%
Multifamily Portfolio	98.6%	98.5%	98.2%	98.3%	97.9%
______________________________________________________

(1)	Occupancy rates include the negative impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of the quarter, and for periods longer than a quarter, by taking the average of the occupancy rates for all the quarters contained in the respective period.

Comparison of year ended December 31, 2013 to year ended December 31, 2012

Revenues

Office Rental Revenue: Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within our office properties and lease termination income. Total office rental revenue increased by $3.3 million, or 0.8%, to $394.7 million for 2013 compared to $391.4 million for 2012. The increase was primarily due to rental revenue of $6.4 million from properties that we acquired in the second and third quarters of 2013, partly offset by lower revenues from net accretion of above- and below-market leases which declined by $3.0 million in 2013 as the result of the ongoing expiration of leases that were in place at the time of our initial public offering (IPO).

Office Tenant Recoveries: Total office tenant recoveries increased by $1.1 million, or 2.4%, to $45.1 million for 2013, compared to $44.1 million for 2012. The increase was primarily due to an increase of $847 thousand in recoveries from the properties that we owned during both comparable periods, as well as recoveries of $203 thousand from properties that we acquired in the second and third quarters of 2013. The increase in recoveries for our comparable properties primarily reflects higher recoverable operating expenses, as well as an increase in recoveries related to prior year reconciliations.

Office Parking and Other Income: Total office parking and other income increased by $5.0 million, or 7.1%, to $74.7 million for 2013 compared to $69.7 million for 2012. The increase was primarily due to an increase of $4.0 million in parking and other income from properties that we owned during both comparable periods, as well as revenue of $1.0 million from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for our comparable properties reflects higher parking cash revenue primarily due to increases in rates as well as higher utilization.

Multifamily Revenue: Total multifamily revenue increased by $3.2 million, or 4.4%, to $76.9 million for 2013 compared to $73.7 million for 2012.  The increase is primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses: Total office rental expense increased by $4.2 million, or 2.5%, to $175.0 million for 2013 compared to $170.7 million for 2012.  The increase was primarily due to office rental expenses of $3.1 million from properties that we acquired in the second and in the third quarters of 2013, as well as an increase in office rental expenses of $1.1 million from properties that we owned during both comparable periods. The increase in office rental expenses for our comparable properties primarily reflects higher property taxes, utilities expense and scheduled services.

Multifamily Rental Expenses: Total multifamily rental expense increased by $0.3 million, or 1.3%, to $19.9 million for 2013 compared to $19.7 million for 2012. The increase was primarily due to higher property taxes and utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $1.3 million, or 4.8%, to $26.6 million for 2013, compared to $27.9 million for 2012. The decrease is primarily due to a decrease in employee equity compensation expense as well as a decrease in accruals for legal contingencies.

Depreciation and Amortization: Depreciation and amortization expense increased by $6.5 million, or 3.5%, to $191.4 million for 2013 compared to $184.8 million for 2012.  The increase was primarily due to depreciation and amortization of $4.0 million from properties that we owned during both comparable periods, as well as depreciation and amortization of $2.5 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for our comparable properties reflects accelerated depreciation of tenant improvements as a result of a tenant bankruptcy at one of our office properties in Honolulu, as well as accelerated depreciation of a building for a property that we plan on redeveloping in 2015 in Los Angeles.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $3.6 million, or 126.9%. to $6.4 million for 2013, compared to $2.8 million for 2012, and other expenses increased by $2.3 million, or 123.0% to $4.2 million for 2013, compared to $1.9 million for 2012. This change primarily reflects the inclusion of the revenues and expenses of a health club at one of our office properties in Honolulu in other income and other expenses, respectively, commencing in the second quarter of 2013. In 2012 and the first quarter of 2013, the club was operated by a third party tenant, which paid us rent which was included in office revenues. Since that tenant rejected the lease after going bankrupt, a subsidiary of our consolidated joint venture has been operating the club while the building is being repositioned. In 2013, other income also included $431,000 of initial insurance proceeds that we received related to a fire at one of our residential properties.

Income (Loss), including Depreciation, from Unconsolidated Real Estate Funds: This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year. Our share of the income (loss), including depreciation, from our Funds improved by $4.8 million to income of $3.1 million for 2013 compared to a loss of $1.7 million for 2012. The difference was primarily due to lower interest expense of one of our Funds, as a result of the refinancing of debt with lower principal and a lower effective interest rate, at the beginning of the second quarter of 2013. See Note 18 to our consolidated financial statements in Item 15 of this Report.

Interest Expense: Interest expense decreased by $16.1 million, or 11.0%, to $130.5 million for 2013, compared to $146.7 million for 2012.  The decrease was primarily due to lower cash interest expense of $8.3 million as a result of the expiration of certain interest rate swaps in the first quarter of 2013, as well as decrease in non-cash amortization of $8.8 million related to interest rate swaps that were terminated in 2012, partially offset by reduced amortization of loan premium of $1.1 million. See Notes 6 and 8 to our consolidated financial statements in Item 15 of this Report.

Acquisition Expenses: Our 2013 results included $607,000 of acquisition expenses related to both completed and terminated acquisitions. For 2013, the acquired properties included a 225,000 square foot office property in Beverly Hills acquired in May 2013 and a 191,000 square foot office property in Encino acquired in August 2013. See Note 3 to our consolidated financial statements in Item 15 of this Report. We did not acquire any properties in 2012.

Comparison of year ended December 31, 2012 to year ended December 31, 2011

Revenues
Office Rental Revenue: Total office rental revenue decreased by $2.8 million, or 0.7%, to $391.4 million for 2012 compared to $394.2 million for 2011. The decrease primarily reflects lower non-cash revenue from above- and below-market leases. Net accretion from above- and below- market leases declined by $2.3 million to $14.6 million for the year ended December 31, 2012, compared to $16.9 million for the year ended December 31, 2011, largely as the result of the ongoing expiration of leases that were in place at the time of our IPO.

Office Tenant Recoveries: Total office tenant recoveries remained relatively unchanged at $44.1 million for 2012, compared to $43.9 million for 2011.

Office Parking and Other Income: Total office parking and other income increased by $2.8 million, or 4.2%, to $69.7 million for 2012 compared to $67.0 million for 2011. The increase was primarily due to increases in rates as well as higher occupancy.

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

Non-Operating Income and Expenses

Loss, including Depreciation, from Unconsolidated Real Estate Funds: This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year. Our share of the loss, including depreciation, from our Funds decreased by $1.2 million, or 40.4%, to $1.7 million for 2012 compared to $2.9 million for 2011, which was primarily due to reduced interest expense and lower amortization expense.

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

Liquidity and Capital Resources

Available Borrowings, Cash Balances and Capital Resources

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages. We had total indebtedness of $3.24 billion at December 31, 2013. See Note 6 to our consolidated financial statements in Item 15 of this Report. To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates. These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. As of December 31, 2013, approximately $2.97 billion, or 91.7%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.1% per annum (on an actual / 360-day basis). For information concerning the estimated impact of changes in market interest rates on our annual earnings, please see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

At December 31, 2013, our net debt (consisting of our $3.24 billion of borrowings under secured loans less our cash and cash equivalents of $44.2 million) represented 44.0% of our total enterprise value of $7.27 billion. Total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on December 31, 2013 (the last business day of the year) on the New York Stock Exchange of $23.29 per share.

We expect to meet our operating liquidity requirements through cash on hand, cash generated by operations, and if necessary, our revolving credit facility. At December 31, 2013, our revolving credit facility had an unused balance of $260.0 million. See Note 6. At December 31, 2013, we have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.  At December 31, 2013, we did not have any material commitments for acquisitions. During 2014, we expect to exercise an option that we have to purchase the ground under one of our buildings for approximately $27.5 million. Excluding any other potential acquisitions and debt refinancings, we anticipate that our cash on hand, cash generated by operations, and our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an At-the-Market, or ATM, program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of December 31, 2013.

For a description of our financing transactions during the year ended December 31, 2013, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

Commitments

The table below presents our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2013:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-term debt obligations(1)	$3,241,140	$20,381	$216,342	$2,197,277	$807,140
Minimum lease payments(2)	53,508	733	1,466	1,466	49,843
Purchase commitments related to capital expenditures associated with tenant improvements and repositioning and other purchase obligations	3,859	3,859	—	—	—
Total	$3,298,507	$24,973	$217,808	$2,198,743	$856,983
____________________________________________________

(1)	For detail of the interest rates that determine our periodic interest payments related to our long-term debt obligations, see Note 6 to our consolidated financial statements in Item 15 of this Report.

(2)	For detail of the minimum lease payments, see Note 14 to our consolidated financial statements in Item 15 of this Report.

Off-Balance Sheet Arrangements

We manage our Funds through which we and other institutional investors acquired a total of eight properties. The investment period for these Funds ended on October 7, 2012, and no further properties will be purchased by them. We have no further capital commitments to our Funds. The capital that we invested in our Funds was invested on a pari passu basis with the other investors. In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 18 to our consolidated financial statements in Item 15 of this Report.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of their properties, which may not be for many years. Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties that it owns. The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, at December 31, 2013:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Fixed rate term loan (1)	$53.2	4/1/2016	5.67%
Variable rate term loan (2)	325.0	5/1/2018	2.35%
	$378.2
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on this loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of December 31, 2013, the maximum future payments under the swap agreement were approximately $6.6 million.  As of December 31, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Cash Flows

Our cash and cash equivalents were $44.2 million and $373.2 million at December 31, 2013 and 2012, respectively.

Comparison of year ended December 31, 2013 to year ended December 31, 2012

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $33.6 million to $244.0 million for 2013 compared to $210.4 million for 2012. The increase was primarily due to (i) an increase in cash revenues from our office and multifamily portfolios of $12.2 million, due to properties that we acquired in the second and third quarters of 2013 in our office portfolio, and increases in rental rates for our multifamily portfolio, (ii) a decrease in cash operating expenses of $13.1 million primarily as a result of working capital fluctuations, as well as (iii) a decrease in cash interest expense of $7.7 million as a result of $340.0 million in notional amount of interest rate swaps that matured in the first quarter of 2013.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $155.5 million to $247.0 million for 2013 compared to $91.5 million for 2012. The increase was primarily due to properties that we acquired in the second and third quarters of 2013 in our office portfolio. See Note 3 to our consolidated financial statements in Item 1 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively. Net cash used in financing activities increased by $173.3 million to $326.0 million for 2013, compared to $152.6 million for 2012. The increase was primarily due to (i) an increase in dividends and distributions paid to common stockholders and noncontrolling interests of $22.4 million and $2.9 million, respectively, (ii) higher net repayments of debt of $18.0 million in 2013, and (iii) net proceeds of $128.3 million from the issuance of common stock under our ATM program in 2012, with no issuances of common stock in 2013.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and any related intangible assets and liabilities). These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 15 of this Report.

Investment in Real Estate

We determine the fair values of our tangible assets on an ‘‘as-if-vacant’’ basis. We use our estimates of future cash flows and other valuation techniques to allocate the purchase price of each acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, and acquired above- and below-market tenant leases. The estimated fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above-market and below-market in-place lease values are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because, for example, there would be less depreciation if we allocate more value to land. Similarly, if we allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases. We may change our initial valuations until finalized no later than 12 months from the acquisition date.

Interest, insurance, property taxes and other costs incurred during the period of construction of real estate facilities are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as activities that are necessary to the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended.

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of that asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or in one of our Funds, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property or equity investment. These losses have a direct impact on our net income, because recording an impairment loss results in an immediate negative adjustment to net income. We record assets that we have determined to dispose at the lower of the carrying amount or our estimate of fair value, less costs to sell. The evaluation of anticipated cash flows and other values is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If our strategy changes or market conditions otherwise dictate an earlier sale date, we may recognize an impairment loss, which could be material.

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

Revenue Recognition

Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All real property leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees are included in rental revenues and are recognized when the related lease is canceled and we have no continuing obligation to provide the leased space to the former tenant.

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

Stock-Based Compensation

We have awarded stock-based compensation to certain employees and members of our Board of Directors in the form of stock options and LTIP units. We recognize the estimated fair value of the awards over the requisite vesting period. We utilize a Black-Scholes model to calculate the fair value of options, which uses assumptions related to the stock, including volatility and dividend yield, as well as assumptions related to the stock award itself, such as the expected term and estimated forfeiture rate. Option valuation models require the input of somewhat subjective assumptions for which we have relied on observations of both historical trends and implied estimates as determined by independent third parties. For LTIP units, the fair value is based on the market value of our common stock on the date of grant and a discount for post-vesting restrictions estimated by a third-party consultant.

Financial Instruments

We determine the estimated fair values of financial instruments using available market information and valuation methods which we believe to be appropriate. Considerable judgment can be necessary to interpret market data and develop estimated fair values. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Interest Rate Agreements

We manage our interest rate risk associated with our floating-rate borrowings by entering into interest rate swap and interest rate cap contracts. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we make use of interest rate caps to limit our exposure to interest rate increases on our underlying floating-rate debt. We use derivative instruments for the sole purpose of hedging our interest rate risk associated with our floating-rate borrowings, we do not use derivative instruments for speculative purposes. We do not use any other derivative instruments.

For derivative instruments designated as cash flow hedges for accounting purposes, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the derivative to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these derivatives are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our derivatives are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' derivatives are reclassified to income (loss) including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges for accounting purposes are recognized as interest expense.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We only enter into contracts with major financial institutions based on their credit rating and other factors. For a description of our debt and interest rate contracts, please see Notes 6 and 8, respectively, to our consolidated financial statements included in Item 15 of this Report.

At December 31, 2013, $1.15 billion (35.3%) of our debt was fixed rate debt, $1.83 billion (56.4%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $268.1 million (8.3%) was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at December 31, 2013, a 50 basis point change in the London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.4 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the respective change in rate. The sensitivity analysis does not take into consideration possible changes in the balances or fair value of our floating rate debt.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2013.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	12,540	$18.10	18,867

For a description of our 2006 Omnibus Stock Incentive Plan, as amended, please see Note 11 to our consolidated financial statements contained in Item 15 of this Report. We did not have any other equity compensation plans as of December 31, 2013.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons,” “Election of Directors (Proposal 1) – Information Concerning Nominees” and “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2013.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) and (c) Financial Statements and Financial Statement Schedule

Index to Financial Statements	Page No.

The following financial statements and the Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

1. Consolidated Financial Statements of Douglas Emmett, Inc.

Report of Management on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-8
Notes to Consolidated Financial Statements	F-9
Schedule III - Consolidated Real Estate and Accumulated Depreciation as of December 31, 2013	F-32

2. Consolidated Financial Statements of Douglas Emmett Fund X, LLC

Report of Independent Registered Public Accounting Firm	F-35
Consolidated Balance Sheets as of December 31, 2013 (unaudited) and 2012 (unaudited)	F-36
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 (unaudited), 2012 (unaudited), and 2011	F-37
Consolidated Statements of Equity for the years ended December 31, 2013 (unaudited), 2012 (unaudited) and 2011	F-38
Consolidated Statements of Cash Flows for the years ended December 31, 2013 (unaudited), 2012 (unaudited) and 2011	F-39
Notes to Consolidated Financial Statements	F-40

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b) Exhibits

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (4)
3.2	Bylaws of Douglas Emmett, Inc. (4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
10.4	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (6) +
10.5	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
10.6	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(3) +
10.7	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +

10.8	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (7) +
10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (for independent directors) . (8) +
10.10	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (9) +
10.11	Employment agreement dated December 6, 2010 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (9) +
10.12	Employment agreement dated January 1, 2011 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth.(10) +
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
101
The following financial information from Douglas Emmett Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Footnotes to Exhibits

+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.
(5)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference. SEC file number: 001-33106
(6)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.
(7)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference. SEC file number: 001-33106
(8)	Filed February 26, 2010 with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by this reference. SEC file number: 001-33106
(9)	Filed February 25, 2011 with Registrants Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by this reference. SEC file number: 001-33106
(10)	Filed May 6, 2011 with Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by this reference. SEC file number: 001-33106
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

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 27, 2014		Jordan L. Kaplan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ THEODORE E. GUTH
Theodore E. Guth	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	Chief Operating Officer and Director

/s/ CHRISTOPHER H. ANDERSON
Christopher H. Anderson	Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

Each of the above signatures is affixed as of February 27, 2014.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (1992 Framework). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ THEODORE E. GUTH
Theodore E. Guth Chief Financial Officer

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Douglas Emmett, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2014

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Investment in real estate:
Land	$867,284	$851,679
Buildings and improvements	5,386,446	5,244,738
Tenant improvements and lease intangibles	759,003	690,120
Investment in real estate, gross	7,012,733	6,786,537
Less: accumulated depreciation	(1,495,819)	(1,304,468)
Investment in real estate, net	5,516,914	5,482,069

Cash and cash equivalents	44,206	373,203
Tenant receivables, net	1,760	1,331
Deferred rent receivables, net	69,662	63,192
Acquired lease intangible assets, net	3,744	4,707
Investment in unconsolidated real estate funds	182,896	149,478
Other assets	28,607	29,827
Total assets	$5,847,789	$6,103,807

Liabilities
Secured notes payable	$3,241,140	$3,441,140
Interest payable, accounts payable and deferred revenue	52,763	45,171
Security deposits	35,470	34,284
Acquired lease intangible liabilities, net	59,543	67,035
Interest rate contracts	63,144	100,294
Dividends payable	28,521	25,424
Total liabilities	3,480,581	3,713,348

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 142,605,390 and 141,245,896 outstanding at December 31, 2013 and December 31, 2012, respectively	1,426	1,412
Additional paid-in capital	2,653,905	2,635,408
Accumulated other comprehensive income (loss)	(50,554)	(82,991)
Accumulated deficit	(634,380)	(574,173)
Total Douglas Emmett, Inc. stockholders' equity	1,970,397	1,979,656
Noncontrolling interests	396,811	410,803
Total equity	2,367,208	2,390,459
Total liabilities and equity	$5,847,789	$6,103,807

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Office rental
Rental revenues	$394,739	$391,447	$394,213
Tenant recoveries	45,144	44,093	43,914
Parking and other income	74,717	69,736	66,950
Total office revenues	514,600	505,276	505,077

Multifamily rental
Rental revenues	71,209	68,262	65,343
Parking and other income	5,727	5,461	4,917
Total multifamily revenues	76,936	73,723	70,260

Total revenues	591,536	578,999	575,337

Operating Expenses
Office expense	174,952	170,725	168,869
Multifamily expense	19,928	19,672	19,012
General and administrative	26,614	27,943	29,286
Depreciation and amortization	191,351	184,849	205,696
Total operating expenses	412,845	403,189	422,863

Operating income	178,691	175,810	152,474

Other income	6,402	2,821	3,179
Other expenses	(4,199)	(1,883)	(2,073)
Income (loss) including depreciation, from unconsolidated real estate funds	3,098	(1,710)	(2,867)
Interest expense	(130,548)	(146,693)	(148,455)
Acquisition-related expenses	(607)	—	—
Net income	52,837	28,345	2,258
Less: Net income attributable to noncontrolling interests	(7,526)	(5,403)	(807)
Net income attributable to common stockholders	$45,311	$22,942	$1,451

Net income attributable to common stockholders per share – basic	$0.32	$0.16	$0.01
Net income attributable to common stockholders per share – diluted	$0.31	$0.16	$0.01

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$52,837	$28,345	$2,258
Other comprehensive income (loss): cash flow hedges	39,562	10,491	(37,011)
Comprehensive income (loss)	92,399	38,836	(34,753)
Less: comprehensive (income) loss attributable to noncontrolling interests	(14,651)	(9,705)	5,789
Comprehensive income (loss) attributable to common stockholders	$77,748	$29,131	$(28,964)

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(in thousands, except per share data)
	Year Ended December 31,
	2013	2012	2011
Shares of Common Stock
Balance at beginning of period	141,246	131,070	124,131
Conversion of operating partnership units	1,359	3,239	714
Issuance of common stock	—	6,937	6,225
Balance at end of period	142,605	141,246	131,070

Common Stock
Balance at beginning of period	$1,412	$1,311	$1,241
Conversion of operating partnership units	14	32	8
Issuance of common stock	—	69	62
Balance at end of period	$1,426	$1,412	$1,311

Additional Paid-in Capital
Balance at beginning of period	$2,635,408	$2,461,649	$2,332,307
Conversion of operating partnership units	18,670	44,876	10,453
Repurchase of operating partnership units	(173)	—	—
Issuance of common stock	—	128,188	117,397
Stock compensation	—	695	1,492
Balance at end of period	$2,653,905	$2,635,408	$2,461,649

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(82,991)	$(89,180)	$(58,765)
Cash flow hedge adjustment	32,437	6,189	(30,415)
Balance at end of period	$(50,554)	$(82,991)	$(89,180)

Accumulated Deficit
Balance at beginning of period	$(574,173)	$(508,674)	$(447,722)
Net income	45,311	22,942	1,451
Dividends	(105,518)	(88,441)	(62,403)
Balance at end of period	$(634,380)	$(574,173)	$(508,674)

Noncontrolling Interests
Balance at beginning of period	$410,803	$450,849	$472,108
Net income	7,526	5,403	807
Cash flow hedge adjustment	7,125	4,302	(6,596)
Contributions	653	(10)	10
Distributions	(21,237)	(18,315)	(14,904)
Conversion of operating partnership units	(18,684)	(44,908)	(10,461)
Repurchase of operating partnership units	(180)	—	—
Stock compensation	10,805	13,482	9,885
Balance at end of period	$396,811	$410,803	$450,849

Total Equity
Balance at beginning of period	$2,390,459	$2,315,955	$2,299,169
Net income	52,837	28,345	2,258
Cash flow hedge adjustment	39,562	10,491	(37,011)
Issuance of common stock	—	128,257	117,459
Repurchase of operating partnership units	(352)	—	—
Dividends	(105,519)	(88,441)	(62,403)
Contributions	653	(10)	10
Distributions	(21,237)	(18,315)	(14,904)
Stock compensation	10,805	14,177	11,377
Balance at end of period	$2,367,208	$2,390,459	$2,315,955

Dividends declared per common share	$0.74	$0.63	$0.49

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$52,837	$28,345	$2,258
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss, including depreciation, from unconsolidated real estate funds	(3,098)	1,710	2,867
Depreciation and amortization	191,351	184,849	205,696
Net accretion of acquired lease intangibles	(15,693)	(18,094)	(20,466)
Amortization of deferred loan costs	4,214	4,211	4,512
Amortization of loan premium	—	(1,060)	(9,073)
Non-cash market value adjustments on interest rate contracts	88	8,956	16,497
Non-cash amortization of stock-based compensation	10,005	10,581	7,995
Operating distributions received from unconsolidated real estate funds	783	752	1,084
Change in working capital components:
Tenant receivables	(429)	391	(131)
Deferred rent receivables	(6,470)	(4,511)	(9,748)
Accounts payable and accrued expenses	8,816	(6,873)	1,498
Security deposits	1,186	330	2,104
Other assets	383	786	3,799
Net cash provided by operating activities	243,973	210,373	208,892

Investing Activities
Capital expenditures for improvements to real estate	(67,456)	(60,158)	(55,963)
Property acquisitions	(150,000)	—	—
Loan to related party	(2,882)	—	—
Loan payments received from related party	213	—	—
Contributions to unconsolidated real estate funds	(26,405)	(2,604)	(9,211)
Acquisitions of additional interests in unconsolidated real estate funds	(8,004)	(33,454)	—
Capital distributions received from unconsolidated real estate funds	7,518	4,699	4,164
Net cash used in investing activities	(247,016)	(91,517)	(61,010)

Financing Activities
Proceeds from long-term borrowings	40,000	440,000	1,745,000
Deferred loan cost payments	(2,596)	(2,125)	(13,400)
Payment of refundable loan deposit	—	—	(1,575)
Refund of loan deposit	—	1,575	—
Repayment of borrowings	(240,000)	(621,956)	(1,779,904)
Contributions by noncontrolling interests	653	—	10
Distributions to noncontrolling interests	(21,237)	(18,315)	(15,090)
Distributions of capital to noncontrolling interests	—	(10)	—
Repurchase of operating partnership units	(352)	—	—
Cash dividends to common stockholders	(102,422)	(80,056)	(57,777)
Issuance of common stock, net	—	128,257	117,752
Termination of interest rate contracts	—	—	(8,340)
Net cash used in financing activities	(325,954)	(152,630)	(13,324)

(Decrease) Increase in Cash and Cash Equivalents	(328,997)	(33,774)	134,558
Cash and Cash Equivalents at Beginning of Year	373,203	406,977	272,419
Cash and Cash Equivalents at End of Year	$44,206	$373,203	$406,977

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$127,185	$134,830	$135,278

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our two institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of December 31, 2013, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2013, owned eight additional office properties, for a combined sixty office properties in our total portfolio.

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

The accompanying financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) in conformity with Generally Accepted Accounting Principles of the United States (GAAP) as established by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC), including modifications issued under Accounting Standards Updates (ASUs). The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any reference to the number of properties, square footage and geography, are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

2. Summary of Significant Accounting Policies

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

The products for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The products for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 16.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Investments in Real Estate
We account for acquisitions of properties utilizing the purchase method, and include the results of operations of the acquired properties in our results of operations from their respective dates of acquisition. We expense transaction costs related to acquisitions when they are incurred.

When we acquire a property, we determine the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. We use estimates of future cash flows, comparable sales, other relevant information obtained in connection with the acquisition of the property, and other valuation techniques to allocate the purchase price of each acquired property between land, buildings and improvements, tenant improvements and leasing costs, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market tenant leases, and acquired above- and below-market ground leases.

The estimated fair value of acquired in-place at-market tenant leases represents the estimated costs that we would have incurred to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. We record above-market and below-market in-place lease intangibles as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our initial valuations and allocations are subject to change until the allocation is finalized within 12 months after the acquisition date. See Note 3.

The values allocated to land, buildings and improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated life of forty years for buildings; fifteen years for site improvements; the average term of existing leases in the building acquired for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. Any unamortized amounts relating to a lease that is terminated prior to its stated expiration are written off in the period of termination.

We charge expenditures for repairs and maintenance operations as incurred, and capitalize significant improvements and costs incurred in the execution of leases. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in discontinued operations for the period.

Interest, insurance, property taxes and other costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as activities that are necessary to the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. For the year ended December 31, 2013 we capitalized $101 thousand of costs related to our multifamily developments in Honolulu and Brentwood, which includes $75 thousand of capitalized interest expense. We did not capitalize any costs during 2012 and 2011 related to development or redevelopment activities.

Investment in Unconsolidated Real Estate Funds
At December 31, 2013, we managed and held equity interests in two Funds: Fund X and Partnership X. We held a 68.61% interest in Fund X, and an aggregate 24.25% interest in the properties held by Partnership X and its subsidiaries. We account for our investments in the Funds using the equity method because we have significant influence, but not control over the entities. Our investment balance represents our share of the net assets of the combined Funds, additional basis of approximately $3.1 million (primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis), and a note receivable with an outstanding balance of $2.7 million. See Note 18.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets
We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2013, 2012 or 2011.

We assess whether there has been impairment in the value of our investments in our Funds periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in our Funds is dependent on a number of factors, including the performance of the investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in one of our Funds is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2013, 2012 or 2011.

An asset is classified as an asset held for disposition when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale, and our expectation that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, we cease to depreciate the asset, and the operating results of the asset are included in discontinued operations for all periods presented.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue and Gain Recognition
Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant. We recorded total lease termination revenue of $576 thousand for 2013, $985 thousand for 2012 and $444 thousand for 2011.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Monitoring of Rents and Other Receivables
We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions. As of December 31, 2013 and 2012, we had an allowance for doubtful accounts of $10.7 million and $14.7 million, respectively.

We generally do not require collateral or other security from our tenants other than letters of credit or cash security deposits. As of December 31, 2013 and 2012, we had a total of approximately $17.0 million and $19.1 million, respectively, of letters of credit held for security, as well as $35.5 million and $34.3 million, respectively, of cash security deposits.

Deferred Loan Costs
Costs incurred in issuing secured notes payable are capitalized. Deferred loan costs are included in other assets in the consolidated balance sheets at December 31, 2013 and 2012. The deferred loan costs are amortized to interest expense over the life of the respective loans. Any unamortized amounts upon early repayment of secured notes payable are written-off in the period of repayment. See Note 5.

Interest Rate Agreements
We generally manage our interest rate risk associated with floating rate borrowings by obtaining interest rate swap and interest rate cap contracts. The interest rate swap agreements that we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (a component of equity outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. See Note 8.

Stock-Based Compensation
We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting. The estimated fair value of the stock options and the long-term incentive units is amortized over their respective vesting periods. See Note 11.

Earnings Per Share
Basic earnings per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common and dilutive instruments outstanding during the period using the treasury stock method. See Note 10.

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

We have elected to treat several of our subsidiaries as taxable REIT subsidiaries (TRS) which generally may engage in any business, including the provision of customary or non-customary services for our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRS subsidiaries did not have significant tax provisions or deferred income tax items for 2013, 2012 or 2011.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which permits for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government (UST), and the London Interbank Offered Rate (LIBOR). The ASU amendments also remove the restriction on using different benchmark interest rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU did not have a material impact on our financial position or results of operations.

The FASB has not issued any other ASUs during 2013 or 2014 that we expect to be applicable and have a material impact on our future financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

During 2013, we made two acquisitions: on May 15, 2013, we purchased a 225 thousand square foot Class A office building located at 8484 Wilshire Blvd. in Beverly Hills for a contract price of $89.0 million, or approximately $395 per square foot, and on August 15, 2013, we purchased a 191 thousand square foot Class A office building located at 16501 Ventura Blvd. in Encino for a contract price of $61.0 million, or approximately $319 per square foot. The results of operations for these acquired properties are included in our consolidated statements of operations after the respective date of their acquisitions. We did not acquire any properties during 2012 and 2011.

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

In addition, one of our unconsolidated Funds acquired a Class A office building located on Rodeo Drive in Beverly Hills in April 2011 for a contract price of $42.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of December 31:

	2013	2012
Above-market tenant leases	$34,997	$34,968
Accumulated amortization	(33,899)	(32,985)
Below-market ground leases	3,198	3,198
Accumulated amortization	(552)	(474)
Acquired lease intangible assets, net	$3,744	$4,707

Below-market tenant leases	$272,413	$263,220
Accumulated accretion	(225,425)	(208,939)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,645)	(3,446)
Acquired lease intangible liabilities, net	$59,543	$67,035

Net accretion of above- and below-market in-place tenant lease value was recorded as an increase to rental income totaling $15.7 million for 2013, $18.1 million for 2012 and $20.5 million for 2011. The net accretion of above- and below-market ground lease value has been recorded as a decrease to office rental operating expense totaling $122 thousand for 2013, 2012 and 2011.

The following is the estimated net accretion at December 31, 2013 for the next five years (in thousands):

Year
2014	$13,820
2015	11,565
2016	8,370
2017	3,544
2018	3,166
Thereafter	15,334
Total	$55,799

5. Other Assets

Other assets consisted of the following (in thousands) at December 31:

	2013	2012
Deferred loan costs, net of accumulated amortization of $9,395 and $8,245 at December 31, 2013 and December 31, 2012, respectively	$17,745	$19,362
Restricted cash	194	2,379
Prepaid expenses	5,747	4,049
Other indefinite-lived intangible	1,988	1,988
Other	2,933	2,049
Total other assets	$28,607	$29,827

We recognized deferred loan cost amortization expense of $4.2 million in 2013 and 2012, and $4.5 million in 2011. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Secured Notes Payable

The following summarizes our secured notes payable (in thousands):

Description (1)	Maturity Date		Outstanding Principal Balance as of December 31, 2013	Outstanding Principal Balance as of December 31, 2012	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Term Loan (3)	3/3/2014		$16,140	$16,140	LIBOR + 1.85%	N/A	--
Fannie Mae Loan (4)	2/1/2015		111,920	111,920	DMBS + 0.707%	N/A	--
Term Loan	4/1/2015		—	240,000	LIBOR +1.50%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			3,201,140	3,441,140
Revolving credit line (10)	12/11/2017		40,000	—	LIBOR + 1.40%	N/A	--
Total (11)			$3,241,140	$3,441,140

Aggregate amount of effectively fixed rate loans			$1,828,080	$2,168,080		3.98%
Aggregate amount of fixed rate loans			1,145,000	1,145,000		4.15%
Aggregate amount of variable rate loans			268,060	128,060		N/A
Total (11)			$3,241,140	$3,441,140
____________________________________________________

(1)
As of December 31, 2013, (i) the weighted average remaining life of our outstanding debt was 4.8 years ; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 5.0 years, the weighted average remaining period during which interest was fixed was 3.4 years and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of interest rate contracts and prepaid financing, the effective weighted average interest rate was 4.18%. Except as otherwise noted, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only with outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of December 31, 2013, and excludes amortization of loan fees, all shown on an actual/360-day basis.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76% and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization table.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a 30-year amortization table.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization table.

(8)	Interest at a fixed interest rate until March 1, 2018 and a floating rate thereafter, with interest-only payments until March 2014 and payments thereafter based upon a 30-year amortization table.

(9)	We have 2 one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)
Revolving credit facility under which we can borrow up to $300.0 million, and which is secured by 3 separate collateral pools consisting of a total of 6 properties. We are charged unused fees on the unused balance ranging from 0.15% to 0.20%.

(11)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The minimum future principal payments due on our secured notes payable at December 31, 2013 were as follows (in thousands):

Twelve months ending December 31:
2014	$20,381
2015	120,297
2016	96,045
2017	477,967
2018	1,719,310
Thereafter	807,140
Total future principal payments	$3,241,140

7. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consist of the following (in thousands) as of December 31:

	2013	2012
Interest payable	$9,263	$10,203
Accounts payable and accrued liabilities	20,761	19,168
Deferred revenue	22,739	15,800
Total interest payable, accounts payable and deferred revenue	$52,763	$45,171

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2013, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

As of December 31, 2013, the totals of our Funds existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest Rate Swap	1	$325,000

Non-designated Hedges
Derivatives not designated as hedges are not speculative. As of December 31, 2013, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of December 31, 2013 and 2012, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $67.2 million and $107.4 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements. As of December 31, 2013 and 2012, our Funds did not have any derivatives in a net liability position.

Accounting for Interest Rate Contracts
For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' hedges are reclassified to income (loss) including depreciation, from unconsolidated real estate funds as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges are recognized as interest expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The change in net unrealized gains and losses related to our cash flow hedges reflects a reclassification from AOCI to interest expense, which increased interest expense by $36.3 million in 2013, $55.7 million in 2012 and $80.9 million in 2011. The change in net unrealized gains and losses related to our Fund's cash flow hedges reflects a reclassification from AOCI to income (loss) including depreciation, from unconsolidated real estate funds, which decreased the income (increased the loss) by $549 thousand in 2013, $5.5 million in 2012 and $6.6 million in 2011.

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

We estimate an additional $35.3 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $841 thousand of our AOCI related to our Funds derivatives designated as cash flow hedges will be reclassified as a decrease to income (loss) including depreciation, from unconsolidated real estate funds during the next twelve months.

The ineffectiveness attributable to mismatches between certain interest rate contracts and the corresponding items against which they were designated to hedge, that was reclassified from AOCI to interest expense, produced a loss of $85 thousand in 2013, and a gain of $4 thousand in 2012.

The ineffectiveness attributable to mismatches between certain interest rate contracts and the corresponding items against which they were designated to hedge produced a loss of $64 thousand in 2012, and a gain of $50 thousand in 2011.

Changes in fair value of derivatives not designated as hedges have been recognized in earnings for all periods. The aggregate net asset fair value of these swaps decreased by $4 thousand in 2013, $42 thousand in 2012 and $371 thousand in 2011. These decreases in net asset fair value were recorded as additional interest expense.

The table below (in thousands) presents the effect of our derivative instruments on our consolidated statements of operations for the year ended December 31:

	2013	2012
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)	$903	$(49,432)
Gain (loss) from unconsolidated investment in real estate funds recognized in other comprehensive income (OCI) (effective portion)	$1,779	$(1,356)
Gain (loss) reclassified from AOCI into interest expense (effective portion) ¹	$(36,247)	$(55,748)
Gain (loss) from unconsolidated investment in real estate funds reclassified from AOCI into Income (loss), including depreciation, from unconsolidated real estate funds (effective portion)	$(549)	$(5,535)
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$(85)	$4
Gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$(64)

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized in interest expense	$(4)	$(42)
__________________________________________________

(1)	The year ended December 31, 2012 includes a non-cash expense of $8.8 million related to the amortization of accumulated other comprehensive income balances on previously terminated swaps.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Fair Value Measurement
We record all derivatives on the balance sheet at fair value, using the framework for measuring fair value established by the FASB. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The table below (in thousands) presents the fair values of derivative instruments:

	2013	2012
Derivative assets disclosed within "Other Assets" (1):
Derivatives designated as accounting hedges	$—	$—
Derivatives not designated as accounting hedges	—	4
Total derivative assets	$—	$4

Derivative liabilities disclosed as "Interest Rate Contracts":
Derivatives designated as accounting hedges	$63,144	$100,294
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$63,144	$100,294
_________________________________________________________

(1) Included in the "other" line item of other assets. See Note 5.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Equity

We had 142.6 million shares of common stock and 29.1 million operating partnership units and fully-vested LTIP units outstanding as of December 31, 2013. Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us. Noncontrolling interests represented approximately 17% of our operating partnership as of December 31, 2013. A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

Equity Sales, Conversions and Repurchases
During 2011, approximately 714 thousand operating partnership units were converted to shares of our common stock, and we sold 6.2 million shares of our common stock in open market transactions under our ATM program for net proceeds of approximately $117.8 million after commissions and other expenses. During 2012, approximately 3.2 million units in our operating partnership were converted to shares of our common stock, and 6.9 million shares of our common stock were sold in open market transactions under our ATM program for net proceeds of approximately $128.3 million after commissions and other expenses. During 2013, approximately 1.4 million units in our operating partnership were exchanged for shares of our common stock and approximately 13 thousand units were redeemed for cash. We did not sell any shares of our common stock during 2013. During the third quarter of 2012, we instituted a new ATM program permitting sales of up to an additional $300.0 million of stock, none of which has been sold as of December 31, 2013.

The table below (in thousands) presents the net income attributable to common stockholders and transfers from the noncontrolling interests for the year ended December 31:

	2013	2012	2011
Net income attributable to common stockholders	$45,311	$22,942	$1,451
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	18,670	44,876	10,453
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$63,981	$67,818	$11,904

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The table below (in thousands) presents the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds for the year ended December 31:

	2013	2012	2011
Balance at beginning of period	$(82,991)	$(89,180)	$(58,765)
Other comprehensive income (loss) before reclassifications [1]	2,681	(50,788)	(124,504)
Amounts reclassified from accumulated other comprehensive income [2]	36,881	61,279	87,493
Net current period other comprehensive income (loss)	39,562	10,491	(37,011)
Less other comprehensive (income) loss attributable to noncontrolling interests	(7,125)	(4,302)	6,596
Other comprehensive income (loss) attributable to common stockholders	32,437	6,189	(30,415)
Balance at end of period	$(50,554)	$(82,991)	$(89,180)
__________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $903 thousand, $(49.4) million and $(123.5) million in 2013 , 2012 and 2011, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges of our unconsolidated Funds of $1.8 million, $(1.4) million and $(1.0) million in 2013, 2012 and 2011, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $36.3 million, $55.7 million and $80.9 million in 2013, 2012 and 2011, respectively, of our derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income (loss) including depreciation of our unconsolidated real estate funds of $549 thousand, $5.5 million and $6.6 million in 2013, 2012 and 2011, respectively, related to derivatives designated as cash flow hedges of our unconsolidated Funds.

During the fourth quarter of 2012, we increased our quarterly dividend from $0.15 per share to $0.18 per share, so that we paid aggregate dividends of $0.72 per share during 2013. Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes, due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense, and in the basis of depreciable assets and estimated useful lives used to compute depreciation. Our common stock dividends are classified for United States federal income tax purposes as follows (unaudited):

Record Date	Paid Date	Dividend Per Share	Ordinary Income	Capital Gain	Return of Capital
12/31/2012	1/15/2013	$0.18	$0.0486	$—	$0.1314
3/28/2013	4/15/2013	0.18	0.0486	—	0.1314
6/28/2013	7/15/2013	0.18	0.0486	—	0.1314
9/30/2013	10/15/2013	0.18	0.0486	—	0.1314
	Total:	$0.72	$0.1944	$—	$0.5256

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Earnings Per Share

We calculate basic EPS by dividing the net income attributable to common stockholders for the year by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing the net income attributable to common stockholders and holders of equity in our consolidated operating partnership for the year by the weighted average number of common shares and dilutive instruments outstanding during the year using the treasury stock method. The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2013	2012	2011
Numerator (in thousands):
Net income attributable to common stockholders	$45,311	$22,942	$1,451
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	9,021	4,965	366
Numerator for diluted net income attributable to all equity holders	$54,332	$27,907	$1,817

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	142,556	139,791	126,187
Effect of dilutive securities(1):
Operating partnership units and vested long term incentive plan (LTIP) units	28,381	30,251	31,840
Stock options	3,288	2,487	1,412
Unvested LTIP units	577	591	527
Weighted average shares of common stock and common stock equivalents outstanding - diluted	174,802	173,120	159,966

Basic earnings per share:
Net income attributable to common stockholders per share	$0.32	$0.16	$0.01

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.31	$0.16	$0.01
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership, and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan
The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 18.9 million shares available for grant as of December 31, 2013, although “full value” awards (such as deferred stock awards, restricted stock awards and LTIP unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less). The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under our stock incentive plan also will be available for future awards.

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

We grant equity compensation as a part of the annual incentive compensation to our key employees each year, a portion of which is fully vested at the date of grant, and the remainder of which vests in three equal annual installments over the three calendar years following the grant. We accrue compensation expense during each year for the portion of the annual bonuses which we expect to pay out in the form of immediately vested equity grants. Grants with respect to years prior to 2012, were awarded shortly after the respective year end, but commencing in 2012, we awarded the grants before the respective year end. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Compensation expense for options which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for the entire award. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

We granted LTIP Units to key employees totaling approximately 644 thousand in 2013, 1.2 million in 2012 and 623 thousand in 2011.

Each year, we grant LTIP Units to our non-employee directors which vest ratably over the year of grant in lieu of cash retainers; these awards totaled approximately 19 thousand in 2013, 46 thousand in 2012 and 23 thousand in 2011. Every three years, we also make long-term grants of LTIP Units to our non-employee directors vesting over the next three years. We made aggregate grants of this type to our directors of approximately 54 thousand units at the end of 2012. When a new director joins our board, we make pro rata grants vesting over the remainder of the three years; those grants totaled 1 thousand LTIP units in 2012 and 7 thousand units in 2011.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Total net equity compensation expense during 2013, 2012 and 2011 for equity grants was $10.0 million, $10.6 million, and $8.0 million, respectively. These amounts do not include (i) capitalized equity compensation totaling $800 thousand, $561 thousand, and $578 thousand during 2013, 2012 and 2011, respectively, and (ii) equity grants fully vested at the time of grant issued during 2013, 2012 and 2011 totaling $4.1 million, $3.0 million, and $2.8 million, respectively, to satisfy a portion of the annual bonuses that were accrued during the prior year. Total net equity compensation expense is include in general and administrative expenses in the consolidated statements of operations.

We calculate the fair value of the LTIP Units granted using the market value of our common stock on the date of grant, and a discount estimated by a third-party consultant for post-vesting restrictions. The total grant date fair value of LTIP Units which vested in 2013, 2012 and 2011 was $10.9 million, $13.5 million and $8.1 million, respectively. Total unrecognized compensation cost related to nonvested option and LTIP Unit awards was $9.1 million at December 31, 2013. This expense will be recognized over a weighted-average term of twenty-one months.

The following is a summary of certain information with respect to outstanding stock options granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)
Outstanding at December 31, 2010	12,540	$18.10	84	$18,698
Granted	—
Outstanding at December 31, 2011	12,540	18.10	72	26,051
Granted	—
Outstanding at December 31, 2012	12,540	18.10	59	65,177
Granted	—
Outstanding at December 31, 2013	12,540	18.10	47	65,051
Exercisable at December 31, 2013	12,540	18.10	47	$65,051

The following is a summary of certain information with respect to outstanding unvested LTIP Units granted under our stock incentive plan:

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	627	$11.99
Granted	653	12.62
Vested	(676)	12.01
Forfeited	(1)	14.92
Outstanding at December 31, 2011	603	12.64
Granted	1,255	15.26
Vested	(965)	13.76
Forfeited	(2)	17.43
Outstanding at December 31, 2012	891	15.12
Granted	663	15.26
Vested	(785)	14.15
Forfeited	(15)	21.52
Outstanding at December 31, 2013	754	15.63

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at December 31, 2013 and 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

The carrying amounts for cash and cash equivalents, tenant receivables, deferred rent receivables, interest payable, accounts payable and accrued liabilities, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  See Note 6. We calculate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments related to our debt using current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At December 31, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.26 billion, compared to their carrying value of $3.24 billion. As of December 31, 2012, the aggregate fair value of our secured notes payable was estimated to be approximately $3.51 billion, compared to their carrying value of $3.44 billion.

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

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013.

The table below (in thousands) presents the derivative liabilities presented in our financial statements at their estimated fair value on a gross basis without reflecting any net settlement positions with the same counterparty:

	December 31, 2013
	Assets	Liabilities
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—	$—
Level 2 - Significant Other Observable Inputs	—	63,144
Level 3 - Significant Unobservable Inputs	—	—
Fair Value of Derivative Instruments	$—	$63,144

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We also lease space to certain tenants under noncancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $576 thousand for 2013, $658 thousand for 2012 and $591 thousand for 2011.

Future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2013 were as follows (in thousands):

Twelve months ending December 31:
2014	$360,780
2015	312,956
2016	264,782
2017	215,556
2018	162,365
Thereafter	416,088
Total future minimum base rentals	$1,732,527

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

14. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $2.2 million for 2013, 2012 and 2011. We have a purchase option on one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million. Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule (in thousands) of our minimum ground lease payments as of December 31, 2013:

Twelve months ending December 31:
2014	$733
2015	733
2016	733
2017	733
2018	733
Thereafter	49,843
Total future minimum lease payments	$53,508

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

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control. A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2013, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees
On April 30, 2013, one of our Funds closed a $325.0 million loan to refinance an existing loan. The new loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and guaranteed the related swap, although we have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of December 31, 2013 the maximum future payments under the swap agreement were approximately $6.6 million.  As of December 31, 2013, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations
In 2013, 2012 and 2011, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

The table below (in thousands) presents the operating activity of our reportable segments:

	Year Ended December 31,
	2013	2012	2011
Office Segment
Rental revenue	$514,600	$505,276	$505,077
Rental expense	(174,952)	(170,725)	(168,869)
Segment profit	339,648	334,551	336,208

Multifamily Segment
Rental revenue	76,936	73,723	70,260
Rental expense	(19,928)	(19,672)	(19,012)
Segment profit	57,008	54,051	51,248

Total profit from all segments	$396,656	$388,602	$387,456

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2013	2012	2011
Total profit from all segments	$396,656	$388,602	$387,456
General and administrative expenses	(26,614)	(27,943)	(29,286)
Depreciation and amortization	(191,351)	(184,849)	(205,696)
Other income	6,402	2,821	3,179
Other expenses	(4,199)	(1,883)	(2,073)
Income (loss), including depreciation, from unconsolidated real estate funds	3,098	(1,710)	(2,867)
Interest expense	(130,548)	(146,693)	(148,455)
Acquisition-related expenses	(607)	—	—
Net income	52,837	28,345	2,258
Less: Net income attributable to noncontrolling interests	(7,526)	(5,403)	(807)
Net income attributable to common stockholders	$45,311	$22,942	$1,451

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Information (unaudited)

The tables below (in thousands, except per share amounts) present selected quarterly information for 2013 and 2012:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$145,458	$148,716	$149,686	$147,676
Net income before noncontrolling interests	14,612	14,978	12,743	10,504
Net income attributable to common stockholders	12,082	13,635	10,751	8,843
Net income per common share - basic	$0.08	$0.10	$0.08	$0.06
Net income per common share - diluted	$0.08	$0.09	$0.07	$0.06
Weighted average shares of common stock outstanding - basic	142,440	142,581	142,598	142,603
Weighted average shares of common stock outstanding - diluted	174,579	175,252	174,756	174,600

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenue	$143,388	$146,468	$145,993	$143,150
Net income before noncontrolling interests	6,702	8,075	6,228	7,340
Net income attributable to common stockholders	5,386	6,527	5,055	5,974
Net income per common share - basic	$0.04	$0.05	$0.04	$0.04
Net income per common share - diluted	$0.04	$0.05	$0.04	$0.04
Weighted average shares of common stock outstanding - basic	138,399	139,651	140,301	140,795
Weighted average shares of common stock outstanding - diluted	171,816	173,193	173,825	173,660

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds, Fund X and Partnership X, through which we and institutional investors own 8 buildings totaling 1.8 million square feet in our core markets.  At December 31, 2013, we held a 68.61% interest in Fund X, and an aggregate 24.25% interest in the properties held by Partnership X.

During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X, from an existing investor for an aggregate of approximately $8.0 million in cash.  During the first quarter of 2012, we acquired an additional 16.3% interest in Fund X from existing investors for approximately $33.4 million in cash.

Our investment in our unconsolidated real estate funds includes a note receivable. On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect to the related party's interest in Fund X. As of December 31, 2013, the balance outstanding on the loan was $2.7 million.

The table below (in thousands) presents selected financial information for Fund X and Partnership X (on a combined basis).  The accounting policies of Fund X and Partnership X are consistent with those of the Company. The amounts presented represent 100% (not our pro-rata share) of amounts related to these Funds, and are based upon historical acquired book value:

	Year Ended December 31,
	2013	2012
Total revenues	$63,976	$61,475
Operating income	10,151	10,557
Net loss	(801)	(8,892)

	December 31, 2013	December 31, 2012
Total assets	$731,588	$741,490
Total liabilities	391,892	431,817
Total equity	339,696	309,673

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013
Property Name	Encumbrances at December 31, 2013	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2013	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$139,199	$12,769	$78,447	$142,916	$27,108	$207,024	$234,132	$(50,438)	1968/2002	1999
11777 San Vicente	26,000	5,032	15,768	29,144	6,714	43,230	49,944	(10,744)	1974/1998	1999
12400 Wilshire	61,600	5,013	34,283	76,690	8,828	107,158	115,986	(26,473)	1985	1996
16501 Ventura	—	6,759	53,112	6,409	6,759	59,521	66,280	(809)	1986/2012	2013
1901 Avenue of the Stars	155,000	18,514	131,752	114,852	26,163	238,955	265,118	(58,361)	1968/2001	2001
401 Wilshire	80,000	9,989	29,187	116,429	21,787	133,818	155,605	(31,922)	1981/2000	1996
8484 Wilshire	7,079	8,846	77,780	9,098	8,846	86,878	95,724	(1,713)	1972/2013	2013
9601 Wilshire	112,144	16,597	54,774	108,856	17,658	162,569	180,227	(39,172)	1962/2004	2001
Beverly Hills Medical Center	31,469	4,955	27,766	28,920	6,435	55,206	61,641	(13,455)	1964/2004	2004
Bishop Place	73,813	8,317	105,651	63,318	8,833	168,453	177,286	(45,835)	1992	2004
Bishop Square	139,131	16,273	213,793	18,508	16,273	232,301	248,574	(33,298)	1972/1983	2010
Brentwood Court	6,318	2,564	8,872	810	2,563	9,683	12,246	(2,765)	1984	2006
Brentwood Executive Plaza	25,461	3,255	9,654	35,707	5,921	42,695	48,616	(11,799)	1983/1996	1995
Brentwood Medical Plaza	25,805	5,934	27,836	2,270	5,933	30,107	36,040	(8,215)	1975	2006
Brentwood San Vicente Medical	13,297	5,557	16,457	924	5,557	17,381	22,938	(4,372)	1957/1985	2006
Brentwood/Saltair	13,100	4,468	11,615	12,812	4,775	24,120	28,895	(6,926)	1986	2000
Bundy/Olympic	24,056	4,201	11,860	30,569	6,030	40,600	46,630	(10,955)	1991/1998	1994
Camden Medical Arts	28,606	3,102	12,221	28,270	5,298	38,295	43,593	(9,129)	1972/1992	1995
Century Park Plaza	85,010	10,275	70,761	109,598	16,153	174,481	190,634	(43,121)	1972/1987	1999
Century Park West	2,635	3,717	29,099	516	3,667	29,665	33,332	(6,548)	1971	2007
Columbus Center	10,559	2,096	10,396	9,954	2,333	20,113	22,446	(5,579)	1987	2001
Coral Plaza	23,327	4,028	15,019	19,348	5,366	33,029	38,395	(8,639)	1981	1998
Cornerstone Plaza	5,293	8,245	80,633	6,861	8,263	87,476	95,739	(19,094)	1986	2007
Encino Gateway	51,463	8,475	48,525	55,096	15,653	96,443	112,096	(25,929)	1974/1998	2000
Encino Plaza	30,011	5,293	23,125	47,496	6,165	69,749	75,914	(19,006)	1971/1992	2000
Encino Terrace	67,307	12,535	59,554	99,244	15,533	155,800	171,333	(41,074)	1986	1999
Executive Tower	7,453	6,660	32,045	64,751	9,471	93,985	103,456	(27,242)	1989	1995
Gateway Los Angeles	28,429	2,376	15,302	49,066	5,119	61,625	66,744	(15,392)	1987	1994
Harbor Court	—	51	41,001	24,701	—	65,753	65,753	(19,574)	1994	2004
Honolulu Club	16,140	1,863	16,766	7,137	1,863	23,903	25,766	(5,991)	1980	2008
Landmark II	119,000	19,156	109,259	82,250	26,139	184,526	210,665	(47,358)	1989	1997
Landmark II Development	—	—	—	273	—	273	273	—	1989	1997
Lincoln/Wilshire	24,895	3,833	12,484	22,541	7,475	31,383	38,858	(7,370)	1996	2000
MB Plaza	28,091	4,533	22,024	32,390	7,503	51,444	58,947	(14,746)	1971/1996	1998

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2013
Property Name	Encumbrances at December 31, 2013	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2013	Year Built / Renovated	Year Acquired
Office Properties (continued)
Olympic Center	27,968	5,473	22,850	33,529	8,247	53,605	61,852	(14,177)	1985/1996	1997
One Westwood	45,577	10,350	29,784	61,086	9,194	92,026	101,220	(22,434)	1987/2004	1999
Palisades Promenade	36,000	5,253	15,547	51,960	9,664	63,096	72,760	(14,631)	1990	1995
Saltair/San Vicente	15,472	5,075	6,946	17,021	7,557	21,485	29,042	(5,793)	1964/1992	1997
San Vicente Plaza	9,430	7,055	12,035	675	7,055	12,710	19,765	(3,752)	1985	2006
Santa Monica Square	25,487	5,366	18,025	20,585	6,863	37,113	43,976	(9,161)	1983/2004	2001
Second Street Plaza	35,802	4,377	15,277	36,993	7,421	49,226	56,647	(13,643)	1991	1997
Sherman Oaks Galleria	264,297	33,213	17,820	413,274	48,328	415,979	464,307	(108,709)	1981/2002	1997
Studio Plaza	115,591	9,347	73,358	129,449	15,015	197,139	212,154	(49,837)	1988/2004	1995
The Trillium	14,787	20,688	143,263	88,761	21,989	230,723	252,712	(61,523)	1988	2005
Tower at Sherman Oaks	—	4,712	15,747	39,208	8,685	50,982	59,667	(14,333)	1967/1991	1997
Valley Executive Tower	86,055	8,446	67,672	102,828	11,737	167,209	178,946	(42,633)	1984	1998
Valley Office Plaza	35,037	5,731	24,329	48,968	8,957	70,071	79,028	(18,722)	1966/2002	1998
Verona	14,300	2,574	7,111	14,564	5,111	19,138	24,249	(5,222)	1991	1997
Village on Canon	33,583	5,933	11,389	49,863	13,303	53,882	67,185	(13,017)	1989/1995	1994
Warner Center Towers	285,000	43,110	292,147	407,312	59,418	683,151	742,569	(177,842)	1982-1993/2004	2002
Westside Towers	80,216	8,506	79,532	80,638	14,568	154,108	168,676	(40,033)	1985	1998
Westwood Place	52,094	8,542	44,419	53,967	11,448	95,480	106,928	(23,822)	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	41,103	14,903	60,300	75,203	(13,842)	1989	1999
Barrington Plaza	153,630	28,568	81,485	148,230	58,208	200,075	258,283	(46,490)	1963/1998	1998
Barrington/Kiowa	7,750	5,720	10,052	740	5,720	10,792	16,512	(2,549)	1974	2006
Barry	7,150	6,426	8,179	625	6,426	8,804	15,230	(2,255)	1973	2006
Kiowa	3,100	2,605	3,263	371	2,605	3,634	6,239	(928)	1972	2006
Moanalua Hillside Apartments	111,920	24,720	85,895	40,301	35,294	115,622	150,916	(26,027)	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	74,484	27,816	72,918	100,734	(16,011)	1963/1998	1999
The Shores	144,610	20,809	74,191	199,190	60,555	233,635	294,190	(50,387)	1965-67/2002	1999
Villas at Royal Kunia	82,000	42,887	71,376	15,806	35,165	94,904	130,069	(25,002)	1990/1995	2006

Ground Lease
Owensmouth/Warner	2,753	23,848	—	—	23,848	—	23,848	—	N/A	2006
TOTAL	$3,241,140	$601,167	$2,782,311	$3,629,255	$867,284	$6,145,449	$7,012,733	$(1,495,819)

The aggregate cost of total real estate for federal income tax purposes was approximately $3.96 billion at December 31, 2013.

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Year Ended December 31,
		2013	2012	2011
Real Estate Assets
Balance, beginning of period		$6,786,537	$6,726,018	$6,670,683
Additions:	property acquisitions	146,497	—	—
	improvements	79,699	60,519	55,335
Balance, end of period		$7,012,733	$6,786,537	$6,726,018

Accumulated Depreciation
Balance, beginning of period		$(1,304,468)	$(1,119,619)	$(913,923)
Additions:	depreciation	(191,351)	(184,849)	(205,696)
Balance, end of period		$(1,495,819)	$(1,304,468)	$(1,119,619)

Report of Independent Registered Public Accounting Firm

The Members of
Douglas Emmett Fund X, LLC

We have audited the accompanying consolidated statement of comprehensive income, equity, and cash flows of Douglas Emmett Fund X, LLC (the “Fund”) for the year ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Douglas Emmett Fund X, LLC for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2012

Douglas Emmett Fund X, LLC
Consolidated Balance Sheets
(in thousands)

	December 31, 2013	December 31, 2012
Assets	(unaudited)	(unaudited)
Investment in real estate:
Land	$64,847	$64,847
Buildings and improvements	531,542	530,747
Tenant improvements and lease intangibles	86,200	78,325
Investment in real estate, gross	682,589	673,919
Less: accumulated depreciation	(125,865)	(105,719)
Investment in real estate, net	556,724	568,200
Cash and cash equivalents	3,084	5,311
Tenant receivables, net	443	168
Interest rate contracts	3,392	—
Deferred rent receivables, net	6,749	5,723
Acquired lease intangible assets, net of accumulated amortization of $1,347 and $1,267 as of 2013 and 2012, respectively	109	189
Investment in unconsolidated real estate fund	8,604	8,868
Other assets	3,245	350
Total assets	$582,350	$588,809

Liabilities
Secured note payable	$325,000	$365,000
Accounts payable and accrued expenses	4,809	3,340
Interest payable	598	550
Security deposits	4,284	4,109
Acquired lease intangible liabilities, net of accumulated accretion of $25,071 and $24,031 as of 2013 and 2012, respectively	1,842	2,882
Total liabilities	336,533	375,881

Equity
Members' equity, including $3,392 and $0 accumulated other comprehensive loss as of 2013 and 2012, respectively	245,817	212,928
Total equity	245,817	212,928
Total liabilities and equity	$582,350	$588,809

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
	(unaudited)	(unaudited)
Revenues
Rental revenues	$40,219	$39,017	$39,494
Tenant recoveries	2,036	1,778	728
Parking and other income	7,525	7,066	6,539
Total revenues	49,780	47,861	46,761

Operating Expenses
Office expense	21,310	18,620	15,767
General and administrative	181	172	220
Depreciation and amortization	20,146	20,435	23,115
Total operating expenses	41,637	39,227	39,102

Operating income	8,143	8,634	7,659

Other income	—	3	5
Loss, including depreciation, from unconsolidated real estate fund	(236)	(254)	(319)
Interest expense	(7,738)	(16,100)	(20,445)
Net income (loss)	169	(7,717)	(13,100)
Less: net income attributable to Sub-REIT investors	—	(15)	(15)
Net loss attributable to Members	$169	$(7,732)	$(13,115)

Other comprehensive income	3,392	8,561	11,387
Comprehensive income (loss) attributable to Members	$3,561	$829	$(1,728)

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Equity
(in thousands)

	Sub-REIT Investors	DEIX, LLC	Other Members	Total
Balance - December 31, 2010	$121	$104,017	$109,046	$213,184
Contributions	—	1,920	2,012	3,932
Distributions	(15)	—	—	(15)
Priority distributions	—	(3,478)	—	(3,478)
Priority distribution allocation	—	1,781	(1,781)	—
Net income attributable to Sub-REIT investors	15	—	—	15
Net loss attributable to Members	—	(6,403)	(6,712)	(13,115)
Other comprehensive income	—	5,559	5,828	11,387
Balance - December 31, 2011	121	103,396	108,393	211,910
Contributions	—	2,604	1,396	4,000
Member equity redemption allocation	—	34,465	(34,465)	—
Distributions	(136)	—	—	(136)
Priority distributions	—	(3,690)	—	(3,690)
Priority distribution allocation	—	1,288	(1,288)	—
Net income attributable to Sub-REIT investors	15	—	—	15
Net loss attributable to Members	—	(5,033)	(2,699)	(7,732)
Other comprehensive income	—	5,573	2,988	8,561
Balance - December 31, 2012 (unaudited)	—	138,603	74,325	212,928
Contributions	—	26,391	10,965	37,356
Member equity redemption allocation	—	6,930	(6,930)	—
Member equity equalization		(209)	209	—
Distributions	—	(3,087)	(1,413)	(4,500)
Priority distributions	—	(3,528)	—	(3,528)
Priority distribution allocation	—	1,110	(1,110)	—
Net loss attributable to Members	—	116	53	169
Other comprehensive income	—	2,327	1,065	3,392
Balance - December 31, 2013 (unaudited)	$—	$168,653	$77,164	$245,817

See notes to consolidated financial statements.

Douglas Emmett Fund X, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
	(unaudited)	(unaudited)
Operating Activities:
Net income (loss)	$169	$(7,717)	$(13,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,146	20,435	23,115
Loss, including depreciation, from unconsolidated real estate fund	236	254	319
Net accretion of acquired lease intangibles	(960)	(1,489)	(2,797)
Amortization of deferred loan costs	402	—	—
Change in working capital components:
Tenant receivables	(275)	(101)	65
Deferred rent receivable	(1,026)	(667)	(1,244)
Accounts payable and accrued expenses	1,517	(2,068)	1,360
Security deposits	175	413	476
Other assets	(3,297)	(113)	64
Net cash provided by operating activities	17,087	8,947	8,258

Investing Activities:
Capital expenditures and property acquisitions	(8,670)	(7,733)	(7,874)
Distributions from (contributions to) unconsolidated real estate fund	28	4	(3,932)
Net cash used in investing activities	(8,642)	(7,729)	(11,806)

Financing Activities:
Member contributions	37,356	4,000	3,932
Member distributions	(4,500)	—	—
Distributions to Sub-REIT investors	—	(136)	(15)
Priority distributions	(3,528)	(3,690)	(3,478)
Loan payoff	(365,000)	—	—
Loan proceeds	325,000	—	—
Net cash (used in) provided by financing activities	(10,672)	174	439

(Decrease) increase in Cash and Cash Equivalents	(2,227)	1,392	(3,109)
Cash and Equivalents Beginning of Year	5,311	3,919	7,028
Cash and Equivalents at End of Year	$3,084	$5,311	$3,919

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,286	$17,286	$20,445

 See notes to consolidated financial statements

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements

1. Overview

Organization and Description of Business
Douglas Emmett Fund X, LLC (the “Fund”) was organized on October 7, 2008 as a Delaware limited liability company. The Fund was formed for the purpose of investing in real estate, and at December 31, 2013, owned six office properties (the “Fund Properties”) and a 9.4% interest in two unconsolidated office properties which is accounted for using the equity method.

DEIX, LLC, a Delaware limited liability company, is the manager of the Fund (the “Manager”) and is also a member of the Fund. As of December 31, 2013, the Fund had received capital of $329.3 million (unaudited) from DEIX, LLC and the other members (collectively, the “Members”), with no remaining unfunded commitments (unaudited).

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

The accompanying financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) in conformity with Generally Accepted Accounting Principles of the United States (GAAP) as established by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC), including modifications issued under Accounting Standards Updates (ASUs). The accompanying financial statements include, in the Funds opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any reference to the number of properties and square footage are unaudited and outside the scope of the Funds independent registered public accounting firm’s audit of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

2. Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Segment Information
Segment information is prepared on the same basis that our Fund management reviews information for operational decision-making purposes. The Fund operates one business segment, the acquisition, development, ownership and management of office real estate. The products for the office segment include primarily rental of office space and other tenant services, including parking and storage space rental.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Investments in Real Estate
The Fund accounts for acquisitions of properties utilizing the purchase method, and includes the results of operations of the acquired properties in its results of operations from their respective dates of acquisition. Transaction costs related to acquisitions are expensed when they are incurred.

When the Fund acquires a property, it determines the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The Fund uses estimates of future cash flows, comparable sales, other relevant information obtained in connection with the acquisition of the property, and other valuation techniques to allocate the purchase price of each acquired property between land, buildings and improvements, tenant improvements and leasing costs, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market tenant leases, and acquired above- and below-market ground leases.

The estimated fair value of acquired in-place at-market tenant leases represents the estimated costs that the Fund would have incurred to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, the Fund evaluates the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. The Fund records above-market and below-market in-place lease intangibles as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and the Funds estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Funds initial valuations and allocations are subject to change until the allocation is finalized within 12 months after the acquisition date.

The values allocated to land, buildings and improvements, in-place leases, tenant improvements and leasing costs are depreciated on a straight-line basis using an estimated life of forty years for buildings; fifteen years for site improvements; the average term of existing leases in the building acquired for in-place lease values; and the respective lease term for tenant improvements and leasing costs. The values of above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental operating expense. The amortization of acquired in-place leases is recorded as an adjustment to depreciation and amortization in the consolidated statements of operations. Any unamortized amounts relating to a lease that is terminated prior to its stated expiration are written off in the period of termination.

The Fund charges expenditures for repairs and maintenance operations as incurred, and capitalize significant improvements and costs incurred in the execution of leases. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in discontinued operations for the period.

Interest, insurance, property taxes and other costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which the Fund defines as activities that are necessary to the development of the property.  The Fund ceases capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  The Fund also ceases capitalization when activities necessary to prepare the property for its intended use have been suspended.

The table below presents the expected net accretion related to the acquired above and below-market leases at December 31, 2013 (unaudited and in thousands):

Year
2014	$880
2015	655
2016	129
2017	63
2018	6
Total	$1,733

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Investment in Unconsolidated Real Estate Funds
As of December 31, 2013, the Fund owned a 9.4% (unaudited) equity interest, with an investment balance of $8.6 million (unaudited), in Douglas Emmett Partnership X, L.P. (the "Partnership"), which owns two properties.  The Fund accounts for its investment in the Partnership using the equity method.

Impairment of Long-Lived Assets
The Fund assesses whether there has been impairment in the value of its long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2013, 2012 or 2011.

The Fund assesses whether there has been impairment in the value of its investment in the Partnership periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investment in the Partnership is dependent on a number of factors, including the performance of the investment and market conditions. The Fund will record an impairment charge if it determines that a decline in the value of the investment in the Partnership is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2013, 2012 or 2011.

An asset is classified as an asset held for disposition when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale, and the Funds expectation that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, the Fund ceases to depreciate the asset, and the operating results of the asset are included in discontinued operations for all periods presented.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Fund considers short-term investments with maturities of three months or less when purchased to be cash equivalents.

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

Monitoring of Rents and Other Receivables
The Fund maintains an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, the Fund may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. The Fund takes into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions.  As of December 31, 2013 and 2012, the Fund had an allowance for doubtful accounts and deferred rent of $900 thousand (unaudited) and $1.0 million (unaudited), respectively.

The Fund does not generally require collateral or other security from its tenants other than letters of credit or cash security deposits. As of December 31, 2013 and 2012, the Fund had a total of approximately $2.1 million (unaudited) and $2.3 million (unaudited), respectively, of letters of credit held for security, as well as $4.3 million (unaudited) and $4.1 million (unaudited), respectively, of cash security deposits.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

Interest Rate Agreements
The Fund generally manages its interest rate risk associated with floating rate borrowings by obtaining interest rate swap contracts. The interest rate swap agreements that the Fund utilizes effectively modify its exposure to interest rate risk by converting its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Fund does not use any other derivative instruments.

The Fund records all derivatives on the balance sheet at fair value on a gross basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Funds objective in using derivatives is to add stability to its interest expense and to manage its exposure to interest rate movements and other identified risks. To accomplish this objective, the Fund primarily uses interest rate swaps as part of its cash flow hedging strategy. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (a component of equity outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Fund assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms.

The Fund entered into an interest rate swap agreement with a notional amount of $325.0 million that matures on May 1, 2017 (unaudited). For 2013, this interest rate swap was considered to be a cash flow hedge (unaudited). See Note 3 for the related secured payable which this swap is intended to hedge. For 2013, 2012 and 2011, the other comprehensive income attributable to interest rate swaps was $3.4 million (unaudited), $8.6 million (unaudited) and $11.4 million, respectively.

Income Taxes
No provision is made in the accompanying consolidated financial statements for federal, state and local income taxes, because each member is responsible for reporting its share of the Fund’s taxable income or loss.

Recently Issued Accounting Literature
Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  The Fund considers the applicability and impact of all ASUs.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us means the first quarter of 2014. When adopted, ASU 2013-04 applies retroactively for existing joint and several liability arrangements within the scope of Subtopic 405-40. Although earlier application is permitted, the Fund does not intend to adopt the ASU before the effective date. The Fund does not expect this ASU to have a material impact on its financial position or results of operations, as it does not currently have any obligations within the scope of this ASU.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815), which permits for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government (UST), and the London Interbank Offered Rate (LIBOR). The ASU amendments also remove the restriction on using different benchmark interest rates for similar hedges. ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU did not have a material impact on the Funds financial position or results of operations.

The FASB has not issued any other ASUs during 2013 or 2014 that the Fund expects to be applicable and have a material impact on its future financial position or results of operations.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

3. Secured Note Payable

As of December 31, 2013, secured notes payable consisted of a term loan in the amount of $325.0 million (unaudited), secured by the Fund Properties in a cross-collateralized pool (unaudited). The loan matures on May 1, 2018 and bears interest at LIBOR + 1.75% (unaudited). The loan requires monthly payments of interest only, and the outstanding principal is due upon maturity (unaudited). The interest on this loan is effectively fixed by an interest rate swap at 2.35% which matures on May 1, 2017 (unaudited). See Note 2.

4. Fair Value of Financial Instruments

The Fund’s estimates of the fair value of financial instruments at December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

The carrying amounts for cash and cash equivalents, tenant receivables, deferred rent receivables, accounts payable and accrued expenses, interest payable and security deposits approximate fair value because of the short-term nature of these instruments.

The Fund has typically financed its capital needs through long-term secured mortgages.  See Note 3. The Fund calculates the fair value of its secured notes payable by calculating the credit-adjusted present value of the principal and interest payments related to its debt using current market interest rates (assuming the loans are outstanding through maturity) and any changes to underlying collateral.  The Fund has determined that the fair value of its secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At December 31, 2013, the estimated fair value of the Funds secured note payable was approximately $324.2 million (unaudited), compared to its carrying value of $325.0 million (unaudited). As of December 31, 2012, the estimated fair value of the Funds secured note payable was approximately $364.6 million (unaudited), compared to its carrying value of $365.0 million (unaudited).

The Fund uses interest rate swaps to manage interest rate risk resulting from variable interest payments on its floating rate debt.  See Note 2. These financial instruments are carried on its balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability.  The valuation of its interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The Fund incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Fund considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  The Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Fund did not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

The table below (unaudited and in thousands) presents the derivative asset presented in the Funds financial statements at its estimated fair value on a gross basis:

	December 31, 2013
	Assets	Liabilities
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—	$—
Level 2 - Significant Other Observable Inputs	3,392	—
Level 3 - Significant Unobservable Inputs	—	—
Fair Value of Derivative Instruments	$3,392	$—

5. Related Party Transactions

The Manager receives a priority distribution from the Fund equal to (i) 1.25% per annum of the aggregate capital drawn less (ii) any Excess Organizational Costs (as defined in the Operating Agreement). During 2013, 2012 and 2011, the Manager received priority distributions of $3.5 million (unaudited), $3.6 million (unaudited) and $3.5 million, respectively.

The Fund and the Fund Properties have been involved in certain related party transactions with the affiliates of the Manager as follows:

An affiliate of the Manager provides property management services to the Fund Properties in exchange for fees calculated in accordance with the Operating Agreement.  During 2013, 2012 and 2011, these property management fees aggregated $1.2 million (unaudited), $1.1 million (unaudited) and $1.1 million, respectively, of which $101 thousand (unaudited) and $93 thousand (unaudited) were payable as of December 31, 2013 and 2012, respectively.

An affiliate of the Manager provides leasing services to the Fund Properties in exchange for commissions calculated in accordance with the Operating Agreement.  During 2013, 2012 and 2011, these commissions aggregated $753 thousand (unaudited), $993 thousand (unaudited) and $693 thousand, respectively.

An affiliate of the Manager provides certain construction work in connection with improvements to tenant suites and common areas related to certain tenants of the Fund Properties in exchange for payments calculated in accordance with the Operating Agreement. During 2013, 2012 and 2011, these payments aggregated $2.8 million (unaudited), $2.2 million (unaudited)and $2.4 million, respectively. These amounts include the amounts paid by the affiliate of the Manager to third party vendors and subcontractors for the construction.

An affiliate of the Manager provides certain construction work in connection with improvements to building and common areas in exchange for payments calculated in accordance with the Operating Agreement.  During 2013, 2012 and 2011, these payments aggregated $355 thousand (unaudited), $147 thousand (unaudited) and $156 thousand, respectively. These amounts include the amounts paid by the affiliate of the Manager to third party vendors and subcontractors for the construction.

During 2013, 2012 and 2011, the Fund incurred certain costs in connection with certain pass-through items aggregating $2.6 million (unaudited), $2.3 million (unaudited) and $2.3 million, respectively, comprised of (i) on-site property level employee costs; (ii) leasing lawyer costs; (iii) property insurance; and (iv) concierge services. As of December 31, 2013 and 2012, $201 thousand (unaudited) and $178 thousand (unaudited), respectively, were payable to affiliates of the Manager for such items.

Douglas Emmett Fund X, LLC
Notes to Consolidated Financial Statements (continued)

6. Future Minimum Lease Receipts

The Fund leases space to tenants primarily under noncancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses. Operating expense reimbursements are reflected in the Fund’s consolidated statements of comprehensive income as tenant recoveries.

Future minimum base rentals on the Fund’s non-cancelable office leases at December 31, 2013 were as follows (unaudited and in thousands):

Twelve months ending December 31:
2014	$39,268
2015	33,635
2016	26,956
2017	19,807
2018	12,278
Thereafter	29,346
Total future minimum base rentals	$161,290

The future minimum lease payments in the table above (i) exclude tenant reimbursements, amortization of deferred rent receivables and above/below-market lease intangibles and (ii) assume that the termination options in some leases, which generally require payment of a termination fee, are not exercised.

7. Commitments and Contingencies

Legal Proceedings
The Fund is subject to various legal proceedings and claims that arise in the ordinary course of its business.  Excluding ordinary, routine litigation incidental to its business, the Fund is not currently a party to any legal proceedings that it believes would reasonably be expected to have a materially adverse effect on its business, financial condition or results of operations.

Concentration of Credit Risk
The Fund maintains its cash and cash equivalents at high quality financial institutions with investment grade ratings. Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand. The Fund has not experienced any losses on its deposited cash.

Asset Retirement Obligations
Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the Funds control. A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified four properties in the Funds' portfolio containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2013, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and the Fund is unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Tenant Concentrations
In 2013 (unaudited), 2012 (unaudited) and 2011, no tenant provided more than 10% of the Fund’s total rental revenue and tenant reimbursements.