Form 10-Q
period 2014-03-31
Douglas Emmett Inc
filed 2014-05-09
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 2, 2014
Common Stock,	143,677,557	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate:
Land	$867,284	$867,284
Buildings and improvements	5,391,132	5,386,446
Tenant improvements and lease intangibles	774,161	759,003
Investment in real estate, gross	7,032,577	7,012,733
Less: accumulated depreciation	(1,546,018)	(1,495,819)
Investment in real estate, net	5,486,559	5,516,914

Cash and cash equivalents	12,420	44,206
Tenant receivables, net	1,761	1,760
Deferred rent receivables, net	70,948	69,662
Acquired lease intangible assets, net	3,607	3,744
Investment in unconsolidated real estate funds	180,258	182,896
Other assets	55,903	28,607
Total assets	$5,811,456	$5,847,789

Liabilities
Secured notes payable	$3,220,640	$3,241,140
Interest payable, accounts payable and deferred revenue	63,706	52,763
Security deposits	35,572	35,470
Acquired lease intangible liabilities, net	55,854	59,543
Interest rate contracts	57,459	63,144
Dividends payable	28,735	28,521
Total liabilities	3,461,966	3,480,581

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 143,672,994 and 142,605,390 outstanding at March 31, 2014 and December 31, 2013, respectively	1,437	1,426
Additional paid-in capital	2,664,227	2,653,905
Accumulated other comprehensive income (loss)	(46,402)	(50,554)
Accumulated deficit	(650,139)	(634,380)
Total Douglas Emmett, Inc. stockholders' equity	1,969,123	1,970,397
Noncontrolling interests	380,367	396,811
Total equity	2,349,490	2,367,208
Total liabilities and equity	$5,811,456	$5,847,789
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Office rental
Rental revenues	$98,613	$97,370
Tenant recoveries	10,907	10,585
Parking and other income	19,567	18,468
Total office revenues	129,087	126,423

Multifamily rental
Rental revenues	18,310	17,562
Parking and other income	1,479	1,473
Total multifamily revenues	19,789	19,035

Total revenues	148,876	145,458

Operating Expenses
Office expense	43,356	41,309
Multifamily expense	5,133	5,009
General and administrative	6,811	7,096
Depreciation and amortization	50,199	46,024
Total operating expenses	105,499	99,438

Operating income	43,377	46,020

Other income	4,287	777
Other expenses	(1,453)	(367)
Income, including depreciation, from unconsolidated real estate funds	1,113	1,189
Interest expense	(31,838)	(32,832)
Acquisition-related expenses	(28)	(175)
Net income	15,458	14,612
Less: Net income attributable to noncontrolling interests	(2,482)	(2,530)
Net income attributable to common stockholders	$12,976	$12,082

Net income attributable to common stockholders per share – basic	$0.09	$0.08
Net income attributable to common stockholders per share – diluted	$0.09	$0.08

Dividends declared per common share	$0.20	$0.18

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$15,458	$14,612
Other comprehensive income: cash flow hedges	5,451	7,035
Comprehensive income	20,909	21,647
Less comprehensive income attributable to noncontrolling interests	(3,781)	(4,472)
Comprehensive income attributable to common stockholders	$17,128	$17,175

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$15,458	$14,612
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(1,113)	(1,189)
Depreciation and amortization	50,199	46,024
Net accretion of acquired lease intangibles	(3,551)	(4,054)
Amortization of deferred loan costs	1,000	1,146
Non-cash market value adjustments on interest rate contracts	21	24
Non-cash amortization of equity compensation	1,364	1,562
Operating distributions from unconsolidated real estate funds	250	177
Change in working capital components:
Tenant receivables	(1)	(7)
Deferred rent receivables	(1,286)	(1,960)
Accounts payable and accrued expenses	12,204	14,042
Security deposits	102	286
Other assets	(1,212)	1,232
Net cash provided by operating activities	73,435	71,895

Investing Activities
Capital expenditures for improvements to real estate	(20,972)	(19,542)
Insurance recoveries for damage to real estate	700	—
Deposits for property acquisitions	—	(5,000)
Note receivable	(27,500)	—
Loan payments received from related party	299	—
Contributions to unconsolidated real estate funds	—	(6)
Acquisitions of additional interests in unconsolidated real estate funds	—	(7,988)
Capital distributions received from unconsolidated real estate funds	2,744	1,142
Net cash used in investing activities	(44,729)	(31,394)

Financing Activities
Deferred loan cost payment	(82)	(152)
Repayment of borrowings	(20,500)	(90,000)
Contributions by noncontrolling interests	250	—
Distributions to noncontrolling interests	(5,958)	(5,493)
Repurchase of stock options	(2,854)	—
Repurchase of operating partnership units	(2,827)	—
Cash dividends to common stockholders	(28,521)	(25,424)
Net cash used in financing activities	(60,492)	(121,069)

Decrease in cash and cash equivalents	(31,786)	(80,568)
Cash and cash equivalents at beginning of period	44,206	373,203
Cash and cash equivalents at end of period	$12,420	$292,635
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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of March 31, 2014, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at March 31, 2014, owned eight additional office properties, for a combined sixty office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto.  Any references to the number of properties, square footage and geography, are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

2. Summary of Significant Accounting Policies

During the period covered by this report, we have not made any material changes to our significant accounting policies included in our 2013 Annual Report on Form 10-K.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us is the first quarter of 2014. We adopted ASU No. 2013-04 during the first quarter of 2014, and it did not have a material impact on our financial position or results of operations, as we do not currently have any obligations within the scope of this ASU.

The FASB has not issued any other ASUs during 2014 that we expect to be applicable and have a material impact on our future financial position or results of operations.

3. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	March 31, 2014	December 31, 2013

Above-market tenant leases	$34,997	$34,997
Accumulated amortization	(34,017)	(33,899)
Below-market ground leases	3,198	3,198
Accumulated amortization	(571)	(552)
Acquired lease intangible assets, net	$3,607	$3,744

Below-market tenant leases	$272,413	$272,413
Accumulated accretion	(229,064)	(225,425)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,695)	(3,645)
Acquired lease intangible liabilities, net	$55,854	$59,543

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Other Assets

Other assets consisted of the following (in thousands) as of:

	March 31, 2014	December 31, 2013

Deferred loan costs, net of accumulated amortization of $10,265 and $9,395 at March 31, 2014 and December 31, 2013, respectively (1)	$16,828	$17,745
Note receivable(2)	27,500	—
Restricted cash	194	194
Prepaid expenses	4,754	5,747
Other indefinite-lived intangible	1,988	1,988
Insurance receivable(3)	1,824	—
Other	2,815	2,933
Total other assets	$55,903	$28,607

__________________________________________________________________________________

(1)
We recognized deferred loan cost amortization expense of $1.0 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.  Deferred loan cost amortization is included as a component of interest expense in our consolidated statements of operations.

(2)
As described in Note 12, we lease the land underlying two of our office properties. We have an option to purchase one of these two leases for $27.5 million at any time prior to May 31, 2014.  On February 28, 2014, we loaned $27.5 million to the owner of that land. The loan carries interest of 4.9%, is due and payable on May 30, 2014 and is secured by that land.

(3)
During the first quarter of 2014, we recognized approximately $2.5 million for property repairs, $212 thousand for lost rental income, and $240 thousand for other expenses, all related to insurance recoveries with respect to a fire at one of our residential properties. Of that amount, at March 31, 2014, we had received cash of approximately $1.2 million , and cash of approximately $1.8 million had yet to be received from the insurance companies. Accordingly, a receivable of that amount was included in other assets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

5. Secured Notes Payable

The following table (in thousands) summarizes our secured notes payable:

Description	Maturity Date		Outstanding Principal Balance as of March 31, 2014	Outstanding Principal Balance as of December 31, 2013	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date

Term loan debt (1)
Fannie Mae Loan (3)	2/1/2015		$111,920	$111,920	DMBS + 0.707%	N/A	--
Term Loan (4)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	350,000	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate term loan principal			$3,201,140	$3,201,140
Revolving credit line (10)	12/11/2017		19,500	40,000	LIBOR + 1.40%	N/A	--
Total principal (11)			$3,220,640	$3,241,140

Aggregate swapped to fixed rate loans			$1,828,080	$1,828,080		3.98%
Aggregate fixed rate loans			1,145,000	1,145,000		4.15%
Aggregate variable rate loans			247,560	268,060		N/A
Total principal (11)			$3,220,640	$3,241,140
______________________________________________________________________________________

(1)
As of March 31, 2014, (i) the weighted average remaining life of our outstanding term debt was 4.5 years; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 4.8 years, the weighted average remaining period during which interest was fixed was 3.1 years, and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.18%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of March 31, 2014, and excludes amortization of prepaid loan fees, all shown on an actual/360-day basis.

(3)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76%, and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(4)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty-year amortization schedule.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a thirty-year amortization schedule.

(8)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until March 2014, and principal amortization thereafter based upon a thirty-year amortization schedule.

(9)	We have two one-year extension options which could extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	$300.0 million revolving credit facility secured by 3 separate collateral pools consisting of a total of 6 properties. Unused commitment fees range from 0.15% to 0.20%.

(11)	See Note 10 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due on our secured notes payable at March 31, 2014 were as follows (in thousands):

Twelve months ending March 31:
2015	$118,054
2016	107,332
2017	15,619
2018	784,177
2019	1,533,337
Thereafter	662,121
Total future principal payments	$3,220,640

6. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consist of the following (in thousands) as of:

	March 31, 2014	December 31, 2013

Interest payable	$9,216	$9,263
Accounts payable and accrued liabilities	32,159	20,761
Deferred revenue	22,331	22,739
Total interest payable, accounts payable and deferred revenue	$63,706	$52,763

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

7. Interest Rate Contracts

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

Designated Hedges

As of March 31, 2014, the totals of our existing swaps and caps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

As of March 31, 2014, the totals of our Funds existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	1	$325,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of March 31, 2014, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of March 31, 2014 and December 31, 2013, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $61.3 million and $67.2 million, respectively, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of March 31, 2014 and December 31, 2013, our Funds did not have any derivatives in a net liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accounting for Interest Rate Contracts

For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges are recognized as interest expense.

We estimate that $36.0 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $934 thousand of our AOCI related to our Funds' derivatives designated as cash flow hedges will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds, during the next twelve months. Changes in fair value of derivatives not designated as hedges have been recognized in earnings for all periods.

The table below (in thousands) presents the effect of our derivative instruments on our AOCI and consolidated statements of operations for the three months ended March 31:

	2014	2013
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)(1)	$(3,382)	$(1,880)
Gain (loss) from unconsolidated investment in real estate funds recognized in other comprehensive income (OCI) (effective portion)(1)	$(10)	$—
Gain (loss) reclassified from AOCI into interest expense (effective portion)	$(9,067)	$(8,894)
Gain (loss) from unconsolidated investment in real estate funds reclassified from AOCI into Income, including depreciation, from unconsolidated real estate funds (effective portion)	$245	$—
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$(21)	$(21)
Gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized in interest expense	$—	$(3)
___________________________________________________

(1)	Gains and losses recognized in AOCI do not impact the income statement. Refer to the reconciliation of our AOCI in Note 8.

Fair Value Measurement

We record all derivatives on the balance sheet at fair value using the framework for measuring fair value established by the FASB.  See Note 10. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The table below (in thousands) presents the fair values of derivative instruments as of:

	March 31, 2014	December 31, 2013
Derivative liabilities disclosed as "Interest Rate Contracts":(1)
Derivatives designated as accounting hedges	$57,459	$63,144
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$57,459	$63,144
_______________________________________________________________________________________

(1)	We do not have any derivative assets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

8.  Equity

Equity Sales, Conversions and Repurchases

During the three months ended March 31, 2014, approximately 1.1 million units in our operating partnership were exchanged for shares of our common stock, we redeemed 120 thousand of our operating partnership units for a total purchase price of $2.8 million, for an average price of $23.56 per unit, and we cash settled options covering 539 thousand shares of our common stock for a total cost of $2.9 million, for an average price of $5.30 per option.  During the three months ended March 31, 2013, approximately 1.3 million units in our operating partnership were exchanged for shares of our common stock. We did not sell or repurchase any shares or share equivalents during the three months ended March 31, 2013.

Condensed consolidated statements of equity

The tables below (in thousands) present our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	12,976	2,482	15,458
Cash flow hedge adjustment	4,152	1,299	5,451
Contributions	—	250	250
Dividends and distributions	(28,735)	(5,958)	(34,693)
Repurchase of stock options	(2,854)	—	(2,854)
Conversion of operating partnership units	14,384	(14,384)	—
Repurchase of operating partnership units	(1,197)	(1,630)	(2,827)
Equity compensation	—	1,497	1,497
Balance as of March 31, 2014	$1,969,123	$380,367	$2,349,490

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	12,082	2,530	14,612
Cash flow hedge adjustment	5,093	1,942	7,035
Dividends and distributions	(25,662)	(5,493)	(31,155)
Conversion of operating partnership units	18,192	(18,192)	—
Equity compensation	—	1,663	1,663
Balance as of March 31, 2013	$1,989,361	$393,253	$2,382,614

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Noncontrolling Interests

Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 16% of our operating partnership at March 31, 2014.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The table below presents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2014	2013

Net income attributable to common stockholders	$12,976	$12,082
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	14,373	18,178
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$27,349	$30,260

AOCI Reconciliation

The table below (in thousands) presents the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds for the three months ended March 31:

	2014	2013

Balance at beginning of period	$(50,554)	$(82,991)
Other comprehensive income (loss) before reclassifications[1]	(3,392)	(1,880)
Amounts reclassified from accumulated other comprehensive income[2]	8,843	8,915
Net current period other comprehensive income (loss)	5,451	7,035
Less other comprehensive (income) loss attributable to noncontrolling interests	(1,299)	(1,942)
Other comprehensive income (loss) attributable to common stockholders	4,152	5,093
Balance at end of period	$(46,402)	$(77,898)
___________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $(3.4) million and $(1.9) million for the three months ended March 31, 2014 and 2013, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges of our unconsolidated Funds of $(10) thousand for the three months ended March 31, 2014.

(2)
Includes (i) a reclassification from AOCI to interest expense of $9.1 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively, of our derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income, including depreciation, of our unconsolidated real estate funds of $(245) thousand for the three months ended March 31, 2014, related to derivatives designated as cash flow hedges of our unconsolidated Funds.

(3)	Refer to Note 7 for the details of our derivatives designated as cash flow hedges.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Equity Compensation

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, is administered by the compensation committee of our board of directors.  All officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to note 11 to the consolidated financial statements in our 2013 Annual Report on Form 10-K.

We grant equity compensation as a part of the annual incentive compensation to our key employees each year, a portion of which is fully vested at the date of grant, and the remainder of which vests in three equal annual installments over the three calendar years following the grant. Certain amounts of equity-based compensation expense are capitalized for employees who provide leasing and construction services.

Total net equity compensation expense for equity grants was $1.4 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. These amounts do not include capitalized equity compensation totaling $133 thousand and $101 thousand for the three months ended March 31, 2014 and 2013, respectively.  Total net equity compensation expense is included in general and administrative expenses in the consolidated statements of operations.

9. Earnings Per Share (EPS)

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

	Three Months Ended March 31,
	2014	2013
Numerator (in thousands):
Net income attributable to common stockholders	$12,976	$12,082
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	2,579	2,416
Numerator for diluted net income attributable to all equity holders	$15,555	$14,498

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	143,140	142,440
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	28,451	28,483
Stock options	3,721	3,148
Unvested LTIP units	439	508
Weighted average shares of common stock and common stock equivalents outstanding - diluted	175,751	174,579

Basic earnings per share:
Net income attributable to common stockholders per share	$0.09	$0.08

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.09	$0.08
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

10. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at March 31, 2014 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

The carrying amounts for cash and cash equivalents, tenant receivables, deferred rent receivables, revolving credit lines, interest payable, accounts payable and deferred revenue, security deposits and dividends payable, approximate fair value because of the short-term nature of these instruments.

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  See Note 5. We calculate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments related to our debt using current market interest rates (assuming that the loans are outstanding through maturity) and any changes to underlying collateral. We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At March 31, 2014, the aggregate fair value of our secured notes payable was estimated to be approximately $3.25 billion, compared to their carrying value of $3.22 billion.  As of December 31, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.26 billion compared to their carrying value of $3.24 billion.

We use interest rate swaps and caps to manage interest rate risk resulting from variable interest payments on our floating rate debt.  See Note 7. These financial instruments are carried on our balance sheet at fair value based on assumptions used by market participants in pricing the asset or liability. The valuation of our interest rate swaps and caps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2014.

The table below (in thousands) presents our derivative liabilities presented in our financial statements at their estimated fair value as of March 31, 2014 on a gross basis without reflecting any net settlement positions with the same counterparty:

Derivative Instruments in a liability position:
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—
Level 2 - Significant Other Observable Inputs	57,459
Level 3 - Significant Unobservable Inputs	—
Fair Value of Derivative Instruments	$57,459

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

11. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries.

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $127 thousand and $166 thousand for the three months ended March 31, 2014 and 2013, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2014 were as follows (in thousands):

Twelve months ending March 31:
2015	$360,408
2016	315,246
2017	266,179
2018	217,811
2019	163,426
Thereafter	444,198
Total future minimum base rentals	$1,767,268

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

12. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties. We expensed ground lease payments of $539 thousand for the three months ended March 31, 2014 and 2013. We have a purchase option in one of these two leases, which we may exercise at any time prior to May 31, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule (in thousands) of our minimum ground lease payments as of March 31, 2014:

Twelve months ending March 31:
2015	$733
2016	733
2017	733
2018	733
2019	733
Thereafter	49,660
Total future minimum lease payments	$53,325

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

13. Commitments, Contingencies and Guarantees

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2014, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of March 31, 2014, the maximum future payments under the swap agreement were approximately $6.1 million.  As of March 31, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations

For the three months ended March 31, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

14. Segment Reporting

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

The table below (in thousands) presents the operating activity of our reportable segments:

	Three Months Ended March 31,
	2014	2013
Office Segment
Rental revenue	$129,087	$126,423
Rental expense	(43,356)	(41,309)
Segment profit	85,731	85,114

Multifamily Segment
Rental revenue	19,789	19,035
Rental expense	(5,133)	(5,009)
Segment profit	14,656	14,026

Total profit from all segments	$100,387	$99,140

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended March 31,
	2014	2013

Total profit from all segments	$100,387	$99,140
General and administrative expense	(6,811)	(7,096)
Depreciation and amortization	(50,199)	(46,024)
Other income	4,287	777
Other expenses	(1,453)	(367)
Income, including depreciation, from unconsolidated real estate funds	1,113	1,189
Interest expense	(31,838)	(32,832)
Acquisition-related expenses	(28)	(175)
Net income	15,458	14,612
Less: Net income attributable to noncontrolling interests	(2,482)	(2,530)
Net income attributable to common stockholders	$12,976	$12,082

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

15. Investments in Unconsolidated Real Estate Funds

We manage and own equity interest in two Funds, Fund X and Partnership X, through which we and institutional investors own 8 buildings totaling 1.8 million square feet in our core markets.  At March 31, 2014, we held a 68.61% interest in Fund X, and an aggregate 24.25% interest in the properties held by Partnership X.

During the first quarter of 2014, we did not acquire any additional interests in our Funds. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X, from an existing investor for an aggregate of approximately $8.0 million in cash.

Our investment in our unconsolidated real estate funds includes a note receivable. On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. As of March 31, 2014, the balance outstanding on the loan was $2.4 million.

The table below (in thousands) presents selected financial information for the Fund X and Partnership X (on a combined basis).  The accounting policies of Fund X and Partnership X are consistent with those of the Company. The amounts presented represent 100% (not our pro-rata share) of amounts related to these Funds, and are based upon historical acquired book value:

	Three Months Ended March 31,
	2014	2013
Total revenues	$16,355	$15,382
Operating income	3,251	2,850
Net income	412	342

	March 31, 2014	December 31, 2013
Total assets	$728,816	$731,588
Total liabilities	393,171	391,892
Total equity	335,645	339,696

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; the negative results of litigation or governmental proceedings; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see "Item 1A.  Risk Factors" in our 2013 Annual Report on Form 10-K.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including investments in our unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2014:

•
Our consolidated portfolio of properties included fifty-two Class A office properties (including ancillary retail space) totaling approximately 13.3 million rentable square feet, nine multifamily properties including 2,868 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio consisted of sixty Class A office properties aggregating approximately 15.1 million rentable square feet, consisting of both our consolidated office properties and eight office properties owned by our Funds (in which we own a weighted average of 60% based on square footage).

•	Our consolidated office portfolio was 91.4% leased and 89.8% occupied and our total office portfolio was 91.6% leased and 89.9% occupied.

•	Our multifamily properties were 99.5% leased and 98.5% occupied.

•	Approximately 85.7% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.3% from our multifamily properties.

•
Approximately 85.8% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.2% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Development: We are working on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu. Each development is on land which we already own:

•
We expect to break ground on an additional 496 apartments at our Moanalua Hillside Apartments in Honolulu later this year. Construction should take approximately 18 months and cost approximately $100 million to $120 million, which includes the cost of upgrading the existing 696 apartments and building a brand new community center.

•
In Los Angeles, we are seeking to build a high rise apartment project with 376 apartments. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before at least mid 2015. We expect the cost of this development to be approximately $100 million to $120 million.

Financings:  During the first quarter of 2014, we refinanced a $16.1 million loan that was scheduled to mature on March 3, 2014, lowering the interest rate to LIBOR + 1.60% and extending the maturity date to March 1, 2016. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Acquisitions and Dispositions:  We did not acquire or dispose of any properties during the first quarter of 2014.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a 79,000 square foot office property in Honolulu in which we own a two-thirds interest.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties compared to fifty consolidated office properties and nine consolidated multifamily properties during the three months ended March 31, 2013.

Our share of results from our unconsolidated Funds, which owned an additional eight office properties for the three months ended March 31, 2014 and March 31, 2013, is included through income, including depreciation, from unconsolidated real estate funds. During the first quarter of 2014, we did not acquire any additional interests in our Funds. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X. See Note 15 to our consolidated financial statements in Item 1 of this Report.

Funds From Operations

Many investors use Funds From Operations (FFO) as a performance yardstick to compare the operating performance of REITs.  FFO represents net income, computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT).

Like any metric, FFO is not perfect as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

For the reasons described below, our FFO for the three months ended March 31, 2014 increased by $5.4 million, or 8.4%, to $69.5 million compared to $64.1 million for the three months ended March 31, 2013. The increase was primarily due to (i) increased operating income from our office and multifamily portfolios due to higher rents from our multifamily portfolio and from office properties that we acquired in the second and third quarters of 2013, (ii) lower general and administration expenses of $285,000, (iii) $2.5 million of insurance recoveries that we received related to property damage from a fire at one of our residential properties and (iv) a decrease in interest expense of $1.0 million as a result of lower debt balances. GAAP net income attributable to common stockholders increased by $894,000, or 7.4%, to $13.0 million for the three months ended March 31, 2014, compared to $12.1 million for the three months ended March 31, 2013.

The table below (in thousands) is a reconciliation of our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013

Net income attributable to common stockholders	$12,976	$12,082
Depreciation and amortization of real estate assets	50,199	46,024
Net income attributable to noncontrolling interests	2,482	2,530
Adjustments attributable to consolidated joint venture and investment in unconsolidated real estate funds	3,866	3,508
FFO	$69,523	$64,144

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot, and the annualized lease transaction costs for leases executed in our total office portfolio:

	Three Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	March 31, 2014	2013	2012	2011	2010

Average rental rate(2)	$37.40	$34.72	$32.86	$32.76	$32.33
Annualized lease transaction costs(3)	$4.22	$4.16	$4.06	$3.64	$3.68
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

During the first quarter of 2014, we experienced positive rent roll up, with the average straight-line rent of $37.40 under new and renewal leases that we signed in the quarter averaging 4.7% greater than the average straight-line rent of $35.72 under the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average straight-line rental rates, which were 7.7% higher for leases signed during the three months ending March 31, 2014 than the average for leases signed in all of 2013 and (ii) increasing numbers of leases containing annual rent escalations in excess of 3% per annum. Quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific quarter difficult.

Our average starting cash rental rate on new leases of $35.65 signed during the first quarter of 2014 was 3.8% greater than the average starting cash rental rate on the expiring leases for the same space of $34.34, although, as a result of our high annual rent escalations, less than the average ending cash rental rate of $38.45 on those expiring leases.  However, net changes in our office rental rates did not have a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 13% of our office portfolio each year, were generally offset by the positive impact of the annual rent escalations in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents in our total office portfolio as presented in the table below:

	Three Months Ending
Expiring cash rents:	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015

Expiring square feet (1)	435,808	320,624	512,594	487,736
Expiring rent per square foot (2)	$36.65	$37.32	$33.03	$34.95
____________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-two properties totaling 13.3 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease prior to March 31, 2014, (ii) a new tenant has executed a lease after March 31, 2014 that has commenced prior to March 31, 2014, (iii) early termination options are exercised after March 31, 2014, (iv) defaults occurring after March 31, 2014, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the first quarter of 2014 was 3.9% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Three Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	March 31, 2014	2013	2012	2011	2010

Average annual rental rate	$27,829	$27,392	$26,308	$24,502	$22,497

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates1 for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates as of:	March 31, 2014	2013	2012	2011	2010

Total Office Portfolio	89.9%	90.4%	89.6%	87.5%	86.9%
Multifamily Portfolio	98.5%	98.7%	98.7%	98.4%	98.4%

	Three Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	March 31, 2014	2013	2012	2011	2010

Total Office Portfolio	90.2%	89.7%	88.3%	87.0%	88.0%
Multifamily Portfolio	98.6%	98.6%	98.5%	98.2%	98.3%
___________________________________________________

(1)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of the quarter, and for periods longer than a quarter, by taking the average of the occupancy rates for all the quarters contained in the respective period.

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $1.2 million, or 1.3%, to $98.6 million for the three months ended March 31, 2014, compared to $97.4 million for the three months ended March 31, 2013.  The increase was primarily due to rental revenue of $3.2 million from properties that we acquired in the second and third quarters of 2013, partly offset by straight line rent with respect to the 50 office properties that we owned during both comparable periods, as well as the continued decline of non-cash revenue from the net accretion of above- and below-market leases, which declined by $869,000 to $2.3 million for the quarter ended March 31, 2014, compared to $3.2 million for the quarter ended March 31, 2013, largely as the result of the ongoing expiration of leases in place at the time of our initial public offering (IPO).

Office Tenant Recoveries:  Total office tenant recoveries increased by $322,000, or 3.0%, to $10.9 million for the three months ended March 31, 2014, compared to $10.6 million for the three months ended March 31, 2013.  The increase was primarily due to an increase of $230,000 in recoveries from the properties that we owned during both comparable periods, as well as recoveries of $92,000 from properties that we acquired in the second and third quarters of 2013. The increase in recoveries for our comparable properties primarily reflects higher recoverable operating expenses.

Office Parking and Other Income: Office parking and other income increased by $1.1 million, or 6.0%, to $19.6 million for the three months ended March 31, 2014, compared to $18.5 million for the three months ended March 31, 2013. The increase was primarily due to an increase of $609,000 in parking and other income from properties that we owned during both comparable periods, as well as parking and other income of $490,000 from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for our comparable properties reflects higher parking cash revenue primarily due to increases in rates as well as higher utilization.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $754,000, or 4.0%, to $19.8 million for the three months ended March 31, 2014, compared to $19.0 million for the three months ended March 31, 2013.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $2.0 million, or 5.0%, to $43.4 million for the three months ended March 31, 2014, compared to $41.3 million for the three months ended March 31, 2013. The increase was primarily due to office rental expenses of $1.4 million for properties that we acquired in the second and in the third quarters of 2013, as well as an increase in office rental expenses of $597,000 from properties that we owned during both comparable periods. The increase in office rental expenses for our comparable properties primarily reflects higher utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $124,000, or 2.5%, to $5.1 million for the three months ended March 31, 2014, compared to $5.0 million for the three months ended March 31, 2013.  The increase reflects higher scheduled services and utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $285,000, or 4.0% to $6.8 million for the three months ended March 31, 2014, compared to $7.1 million for the three months ended March 31, 2013. The decrease is primarily due to a decrease in employee and director equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $4.2 million, or 9.1%, to $50.2 million for the three months ended March 31, 2014, compared to $46.0 million for the three months ended March 31, 2013.  The increase was primarily due to depreciation and amortization of $2.8 million from properties that we owned during both comparable periods, as well as depreciation and amortization of $1.3 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for our comparable properties reflects accelerated depreciation of a building for a property that we plan on redeveloping in 2015 in Los Angeles.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $3.5 million, or 451.7%. to $4.3 million for the three months ended March 31, 2014, compared to $777,000 for the three months ended March 31, 2013, and other expenses increased by $1.1 million, or 295.9% to $1.5 million for the three months ended March 31, 2014, compared to $367,000 for the three months ended March 31, 2013. The increase in other income was primarily due to $2.5 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties. We currently expect to recognize approximately $2.6 million in additional insurance recoveries in future quarters as a result of this fire. Other income also increased as well as the inclusion of the revenues of a health club at one of our office properties in Honolulu commencing in the second quarter of 2013. In the first quarter of 2013, the club was operated by a third party tenant, that paid us rent which was included in office revenues. Since that tenant rejected the lease after going bankrupt, a subsidiary of our consolidated joint venture has been operating the club while the building is being repositioned. The increase in Other Expenses for the three months ended March 31, 2014 similarly reflects the inclusion of the expenses for the health club.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the income, including depreciation, from our Funds of $1.1 million for the three months ended March 31, 2014 remained relatively unchanged compared to $1.2 million for the three months ended March 31, 2013.

Interest Expense:  Interest expense decreased by $1.0 million, or 3.0%, to $31.8 million for the three months ended March 31, 2014, compared to $32.8 million for the three months ended March 31, 2013.  The decrease was primarily due to lower cash interest expense of $785,000 as result of lower debt balances. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Acquisition Expenses: The three months ended March 31, 2013 included acquisition expenses related to the acquisition of an office property in Beverly Hills acquired in May 2013. We have not acquired any properties in the three months ended March 31, 2014.

Liquidity and Capital Resources

General

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.22 billion at March 31, 2014.  Please see Note 5 to our consolidated financial statements in Item 1 of this Report for details of our secured notes payable.

To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. Please see Note 7 to our consolidated financial statements in Item 1 of this Report for details of our swaps.

As of March 31, 2014, approximately $2.97 billion, or 92%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  For information concerning the estimated impact of changes in market interest rates of our floating rate debt on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At March 31, 2014, our net consolidated debt (consisting of our $3.22 billion of borrowings under secured loans less our cash and cash equivalents of $12.4 million) represented 40% of our total enterprise value of $7.99 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on March 31, 2014 (the last business day of the quarter) on the New York Stock Exchange of $27.14 per share.

First quarter activity

For a description of our financing activities during the three months ended March 31, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

As described further below, we expect to exercise an option that has a maturity date May 31, 2014, to purchase the ground under one of our buildings for approximately $27.5 million, in connection with that option, on February 28, 2014, we loaned $27.5 million to the owner of that land. The loan carries interest of 4.9%, is due and payable on May 30, 2014 and is secured by that land. We expect that this loan, and the related option to purchase the land, will be extended through September 30, 2014.

Short term liquidity

We expect to meet our operating liquidity requirements through cash provided by operations and our revolving credit facility.  At March 31, 2014, our revolving credit facility had an unused balance of $280.5 million. Please see Note 5 to our consolidated financial statements in Item 1 of this Report for details of our revolving credit facility.

At March 31, 2014, we have begun work on two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. We intend to finance the costs of these development projects through cash provided by operations and our revolving credit facility. We may also receive additional proceeds when we refinance the loan on our Moanalua project before it matures in 2015.

Excluding any other potential acquisitions and debt refinancings, we anticipate that our cash on hand, cash generated by operations, and our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an At-the-Market, or ATM, program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of March 31, 2014.

Commitments and other future expected transactions

At March 31, 2014, we did not have any material commitments for acquisitions, and we do not have any debt scheduled to mature during the remainder of 2014. Please see "Contractual obligations" below.

During 2014, we expect to exercise an option to purchase the ground under one of our buildings for approximately $27.5 million. This option currently expires on May 31, 2014, although we expect this option, and the related loan to the owner, will be extended through September 30, 2014. Please see Note 4 and Note 12 to our consolidated financial statements in Item 1 of this Report for details of this option.

Contractual Obligations

For a description of our financing activities during the three months ended March 31, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. Other than these transactions, during the first three months of 2014, there were no material changes to the information regarding contractual obligations included in our 2013 Annual Report on Form 10-K.

Cash Flows

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Our cash flows from operating activities primarily depend on factors including the occupancy level of our portfolio, the rental rates we achieve on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $1.5 million to $73.4 million for the three months ended March 31, 2014 compared to $71.9 million for the three months ended March 31, 2013.  The increase was primarily due to increased operating income from our office and multifamily portfolios discussed above, and lower cash interest expense, partially offset by an increase in our working capital of $4.1 million.

Our net cash used in investing activities generally reflects cash used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities increased by $13.3 million to $44.7 million for the three months ended March 31, 2014 compared to $31.4 million for the three months ended March 31, 2013. The increase reflects the inclusion in 2014 of $27.5 million that we loaned to the owner of land underlying one of our office properties, compared to the first quarter of 2013 which included $8.0 million to acquire additional interests in our Funds and a $5.0 million deposit that we made for the pending acquisition of an office property.

Our net cash related to financing activities generally reflects the net impact of our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities decreased by $60.6 million to $60.5 million for the three months ended March 31, 2014, compared to $121.1 million for the three months ended March 31, 2013. The decrease reflects the inclusion of greater repayments of borrowings of $69.5 million for the first quarter of 2013.

Off-Balance Sheet Arrangements

We manage our Funds through which we and other institutional investors own a total of 8 properties. The capital that we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. Please see Note 15 to our consolidated financial statements in Item 1 of this Report for details of our Funds.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of their properties, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties that it owns.  The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, at March 31, 2014:

Type of Debt	Principal Balance (in thousands)	Maturity Date	Interest Rate

Term loan (1)	$52,891	4/1/2016	5.67%
Term loan (2)	325,000	5/1/2018	2.35%
Total debt	$377,891
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on this loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of March 31, 2014 the maximum future payments under the swap agreement were approximately $6.1 million.  As of March 31, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings, improvements, equipment, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market ground leases, and acquired above- and below-market tenant leases). These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report.

In our 2013 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements.  During the first quarter of 2014, we added to our policies the accounting for insurance recoveries as follows:

The amount by which insurance recoveries related to property damage exceed any losses recognized from that damage are recorded as other income when payment is either received or receipt is determined to be probable.

We have not made any other material additions or changes to our policies during the period covered by this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend in part on prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our floating rate borrowings. However, our use of these instruments to hedge exposure to changes in interest rates does expose us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with high-quality financial counterparties. For a description of our debt and interest rate contracts, please see Notes 5 and 7 to our consolidated financial statements included in Item 1 of this Report.

At March 31, 2014, $1.15 billion (35.6%) of our debt was fixed rate debt, $1.83 billion (56.8%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $247.6 million (7.7%) was unhedged floating rate debt. Based on the level of our unhedged floating rate debt outstanding at March 31, 2014, a 50 basis point change in the London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.3 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the assumed change in rate. The sensitivity analysis does not take into consideration possible changes in the balances of our floating rate debt or the inability of our counterparties to perform under interest rate hedges.

Item 4.  Controls and Procedures

As of March 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended
March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of the date of this Report, we are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our 2013 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales: We did not sell any unregistered securities during the three months ended March 31, 2014.

Purchases: We did not repurchase any of our shares of common stock during the three months ended March 31, 2014.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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

DOUGLAS EMMETT, INC.

Date:	May 9, 2014	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	May 9, 2014	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer