Form 10-Q
period 2014-06-30
Douglas Emmett Inc
filed 2014-08-11
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	August 1, 2014
Common Stock,	144,368,397	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment in real estate:
Land	$867,355	$867,284
Buildings and improvements	5,396,683	5,386,446
Tenant improvements and lease intangibles	790,466	759,003
Investment in real estate, gross	7,054,504	7,012,733
Less: accumulated depreciation	(1,596,957)	(1,495,819)
Investment in real estate, net	5,457,547	5,516,914

Cash and cash equivalents	12,785	44,206
Tenant receivables, net	1,530	1,760
Deferred rent receivables, net	72,089	69,662
Acquired lease intangible assets, net	3,488	3,744
Investment in unconsolidated real estate funds	176,905	182,896
Other assets	51,702	28,607
Total assets	$5,776,046	$5,847,789

Liabilities
Secured notes payable	$3,220,210	$3,241,140
Interest payable, accounts payable and deferred revenue	51,471	52,763
Security deposits	36,091	35,470
Acquired lease intangible liabilities, net	52,192	59,543
Interest rate contracts	53,884	63,144
Dividends payable	28,825	28,521
Total liabilities	3,442,673	3,480,581

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 144,123,522 and 142,605,390 outstanding at June 30, 2014 and December 31, 2013, respectively	1,441	1,426
Additional paid-in capital	2,668,663	2,653,905
Accumulated other comprehensive income (loss)	(44,271)	(50,554)
Accumulated deficit	(665,600)	(634,380)
Total Douglas Emmett, Inc. stockholders' equity	1,960,233	1,970,397
Noncontrolling interests	373,140	396,811
Total equity	2,333,373	2,367,208
Total liabilities and equity	$5,776,046	$5,847,789
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Office rental
Rental revenues	$100,264	$99,110	$198,877	$196,480
Tenant recoveries	11,720	11,718	22,627	22,303
Parking and other income	19,576	18,834	39,143	37,302
Total office revenues	131,560	129,662	260,647	256,085

Multifamily rental
Rental revenues	18,370	17,655	36,680	35,217
Parking and other income	1,496	1,399	2,975	2,872
Total multifamily revenues	19,866	19,054	39,655	38,089

Total revenues	151,426	148,716	300,302	294,174

Operating Expenses
Office expense	44,665	42,722	88,021	84,031
Multifamily expense	5,096	4,942	10,229	9,951
General and administrative	6,712	7,082	13,523	14,178
Depreciation and amortization	50,939	48,102	101,138	94,126
Total operating expenses	107,412	102,848	212,911	202,286

Operating income	44,014	45,868	87,391	91,888

Other income	4,586	1,250	8,873	2,027
Other expenses	(1,678)	(1,008)	(3,131)	(1,375)
Income, including depreciation, from unconsolidated real estate funds	947	1,335	2,060	2,524
Interest expense	(31,952)	(32,399)	(63,790)	(65,231)
Acquisition-related expenses	—	(68)	(28)	(243)
Net income	15,917	14,978	31,375	29,590
Less: Net income attributable to noncontrolling interests	(2,554)	(1,343)	(5,036)	(3,873)
Net income attributable to common stockholders	$13,363	$13,635	$26,339	$25,717

Net income attributable to common stockholders per share – basic	$0.09	$0.10	$0.18	$0.18
Net income attributable to common stockholders per share – diluted	$0.09	$0.09	$0.18	$0.18

Dividends declared per common share	$0.20	$0.18	$0.40	$0.36

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$15,917	$14,978	$31,375	$29,590
Other comprehensive income: cash flow hedges	2,709	25,384	8,160	32,419
Comprehensive income	18,626	40,362	39,535	62,009
Less comprehensive income attributable to noncontrolling interests	(3,132)	(5,567)	(6,913)	(10,039)
Comprehensive income attributable to common stockholders	$15,494	$34,795	$32,622	$51,970

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$31,375	$29,590
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(2,060)	(2,524)
Depreciation and amortization	101,138	94,126
Net accretion of acquired lease intangibles	(7,094)	(8,022)
Amortization of deferred loan costs	2,005	2,059
Non-cash market value adjustments on interest rate contracts	43	44
Non-cash amortization of equity compensation	2,702	3,032
Operating distributions from unconsolidated real estate funds	483	371
Change in working capital components:
Tenant receivables	230	(221)
Deferred rent receivables	(2,427)	(2,399)
Interest payable, accounts payable and deferred revenue	886	3,185
Security deposits	621	1,201
Other assets	(1,100)	2,579
Net cash provided by operating activities	126,802	123,021

Investing Activities
Capital expenditures for improvements to real estate	(43,680)	(35,721)
Property acquisitions	—	(89,000)
Insurance recoveries for damage to real estate	4,236	—
Note receivable	(27,500)	—
Loan to related party	—	(2,882)
Loan payments received from related party	299	—
Contributions to unconsolidated real estate funds	—	(26,405)
Acquisitions of additional interests in unconsolidated real estate funds	—	(7,988)
Capital distributions received from unconsolidated real estate funds	5,702	2,192
Net cash used in investing activities	(60,943)	(159,804)

Financing Activities
Deferred loan cost payments	(312)	(154)
Repayment of borrowings	(20,930)	(90,000)
Contributions by noncontrolling interests	250	333
Distributions to noncontrolling interests	(11,682)	(10,747)
Repurchase of stock options	(4,524)	—
Repurchase of operating partnership units	(2,827)	(353)
Cash dividends to common stockholders	(57,255)	(51,086)
Net cash used in financing activities	(97,280)	(152,007)

Decrease in cash and cash equivalents	(31,421)	(188,790)
Cash and cash equivalents at beginning of period	44,206	373,203
Cash and cash equivalents at end of period	$12,785	$184,413
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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of June 30, 2014, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at June 30, 2014, owned eight additional office properties, for a combined sixty office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto.  Any references to the number of properties, square footage and geography, are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

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

Tenant improvements and lease intangibles

Tenant improvements and leasing intangibles are depreciated and amortized on a straight-line basis over the respective lease term. Unamortized lease intangible amounts related to leases terminated prior to their stated expirations are written off in the period of termination.  As tenant improvements in our buildings generally remain in place after the expiration of the lease, we continue to carry these items, offset by the related accumulated depreciation, on our balance sheet even after the tenant has moved out.  Accordingly, as of June 30, 2014, tenant improvements and leasing intangibles included $352.9 million of fully depreciated and amortized items arising from the purchase of buildings, and $103.7 million of fully depreciated and amortized items arising from our leasing activity, compared to $343.6 million and $84.1 million, respectively, at December 31, 2013.  Because the inclusion of these items is entirely offset by the related accumulated depreciation and amortization, fully depreciated and amortized items have no impact on our net asset values.

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. ASU No. 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us was the first quarter of 2014. We adopted ASU No. 2013-04 during the first quarter of 2014, and it did not have a material impact on our financial position or results of operations, as we do not currently have any obligations within the scope of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for us is the first quarter of 2017. Early adoption is not permitted. We do not expect this ASU to have a material impact on our financial position or results of operations, as lease contracts are not within the scope of this ASU.

The FASB has not issued any other ASUs during 2014 that we expect to be applicable and have a material impact on our future financial position or results of operations.

3. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	June 30, 2014	December 31, 2013

Above-market tenant leases(1)	$34,997	$34,997
Accumulated amortization	(34,117)	(33,899)
Below-market ground leases	3,198	3,198
Accumulated amortization	(590)	(552)
Acquired lease intangible assets, net	$3,488	$3,744

Below-market tenant leases(2)	$272,413	$272,413
Accumulated accretion	(232,677)	(225,425)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,744)	(3,645)
Acquired lease intangible liabilities, net	$52,192	$59,543
________________________________________

(1)	Includes fully amortized above-market tenant leases of $31.7 million at June 30, 2014 and $31.1 million at December 31, 2013.

(2)	Includes fully accreted below-market tenant leases of $135.1 million at June 30, 2014 and $131.1 million at December 31, 2013.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Other Assets

Other assets consisted of the following (in thousands) as of:

	June 30, 2014	December 31, 2013

Deferred loan costs, net of accumulated amortization of $11,270 and $9,395 at June 30, 2014 and December 31, 2013, respectively (1)	$16,052	$17,745
Note receivable(2)	27,500	—
Restricted cash	194	194
Prepaid expenses	2,001	5,747
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	100	—
Insurance receivable(3)	590	—
Other	3,277	2,933
Total other assets	$51,702	$28,607

__________________________________________________________________________________

(1)
We recognized deferred loan cost amortization expense of $1.0 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. Deferred loan cost amortization is included as a component of interest expense in our consolidated statements of operations.

(2)
As described in Note 12, we lease the land underlying two of our office properties. We have an option to purchase the underlying land for one of these two leases for $27.5 million at any time prior to August 29, 2014.  On February 28, 2014, we loaned $27.5 million to the owner of that land. The loan carries interest of 4.9%, is due and payable on August 29, 2014 and is secured by that land.

(3)
During the three and six months ended June 30, 2014, we recognized approximately $2.3 million and $4.8 million for property repairs, respectively, as well as $195 thousand and $471 thousand for lost rental income, respectively, and $273 thousand and $441 thousand for other expenses, respectively, all related to insurance recoveries with respect to a fire at one of our residential properties. At June 30, 2014, we had received cash of approximately $5.2 million, and cash of approximately $0.6 million had yet to be received, from the insurance companies. Accordingly, a receivable of that amount was included in other assets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

5. Secured Notes Payable

The following table (in thousands) summarizes our secured notes payable:

Description	Maturity Date		Outstanding Principal Balance as of June 30, 2014	Outstanding Principal Balance as of December 31, 2013	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date

Term loan debt (1)
Fannie Mae Loan (3)	2/1/2015		$111,920	$111,920	DMBS + 0.707%	N/A	--
Term Loan (4)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	349,070	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate term loan principal			$3,200,210	$3,201,140
Revolving credit line (10)	12/11/2017		20,000	40,000	LIBOR + 1.40%	N/A	--
Total principal (11)			$3,220,210	$3,241,140

Aggregate swapped to fixed rate loans			$1,828,080	$1,828,080		3.98%
Aggregate fixed rate loans			1,144,070	1,145,000		4.15%
Aggregate variable rate loans			248,060	268,060		N/A
Total principal (11)			$3,220,210	$3,241,140
______________________________________________________________________________________

(1)
As of June 30, 2014, (i) the weighted average remaining life of our outstanding term debt was 4.3 years; (ii) of the $2.97 billion of debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average remaining life was 4.5 years, the weighted average remaining period during which interest was fixed was 2.9 years, and the weighted average annual interest rate was 4.05%; and (iii) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.18%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of June 30, 2014, and excludes amortization of prepaid loan fees, all shown on an actual/360-day basis.

(3)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76%, and a $36.9 million tranche bearing interest at DMBS + 0.60%.

(4)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty-year amortization schedule.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a thirty-year amortization schedule.

(8)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a thirty-year amortization schedule.

(9)	We have two one-year extension options which could extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	$300.0 million revolving credit facility secured by 3 separate collateral pools consisting of a total of 6 properties. Unused commitment fees range from 0.15% to 0.20%.

(11)	See Note 10 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The minimum future principal payments due on our secured notes payable at June 30, 2014 were as follows (in thousands):

Twelve months ending June 30:
2015	$113,044
2016	103,389
2017	34,519
2018	1,287,522
2019	1,293,656
Thereafter	388,080
Total future principal payments	$3,220,210

6. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consist of the following (in thousands) as of:

	June 30, 2014	December 31, 2013

Interest payable	$9,145	$9,263
Accounts payable and accrued liabilities	25,079	20,761
Deferred revenue	17,247	22,739
Total interest payable, accounts payable and deferred revenue	$51,471	$52,763

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

Designated Hedges

As of June 30, 2014, the totals of our existing swaps and caps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	7	$1,828,080
Interest Rate Caps	2	$111,920

As of June 30, 2014, the totals of our Funds' existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	1	$325,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of June 30, 2014, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of June 30, 2014 and December 31, 2013, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $57.6 million and $67.2 million, respectively, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of June 30, 2014 and December 31, 2013, our Funds did not have any derivatives in a net liability position.

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

We estimate that $35.9 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $928 thousand of our AOCI related to our Funds' derivatives designated as cash flow hedges will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds, during the next twelve months. Changes in fair value of derivatives not designated as hedges have been recognized in earnings for all periods.

The table below presents (in thousands) the effect of our derivative instruments on our AOCI and consolidated statements of operations for the six months ended June 30:

	2014	2013
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)(1)	$(9,017)	$11,089
Gain (loss) from unconsolidated investment in real estate funds recognized in other comprehensive income (OCI) (effective portion)(1)	$(1,640)	$3,329
Gain (loss) reclassified from AOCI into interest expense (effective portion)	$(18,277)	$(17,931)
Gain (loss) from unconsolidated investment in real estate funds reclassified from AOCI into Income, including depreciation, from unconsolidated real estate funds (effective portion)	$(497)	$(70)
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$(43)	$—
Gain (loss) on derivatives recognized in earnings under "interest expense" (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized in interest expense	$—	$(1)
___________________________________________________

(1)	Gains and losses recognized in AOCI do not impact the income statement. Refer to the reconciliation of our AOCI in Note 8.

Fair Value Measurement

We record all derivatives on the balance sheet at fair value on a gross basis using the framework for measuring fair value established by the FASB.  See Note 10. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. The table below presents (in thousands) the fair values of derivative instruments as of:

	June 30, 2014	December 31, 2013
Derivative liabilities disclosed as "Interest Rate Contracts":(1)
Derivatives designated as accounting hedges	$53,884	$63,144
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$53,884	$63,144
_______________________________________________________________________________________

(1)	We do not have any derivative assets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

8.  Equity

Equity Sales, Conversions and Repurchases

During the six months ended June 30, 2014, approximately 1.5 million units in our operating partnership were exchanged for shares of our common stock, 120 thousand of our operating partnership units were redeemed for a total purchase price of $2.8 million, for an average price of $23.56 per unit, and options covering 691 thousand shares of our common stock were cash settled for a total cost of $4.5 million, for an average price of $6.55 per option.  During the six months ended June 30, 2013, approximately 1.3 million units in our operating partnership were exchanged for shares of our common stock, 13 thousand  of our operating partnership units were redeemed for a total purchase price of $353 thousand, for an average price of $27.15 per unit. We did not sell any share or share equivalents during the six months ended June 30, 2013.

Condensed consolidated statements of equity

The tables below (in thousands) present our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	26,339	5,036	31,375
Cash flow hedge adjustment	6,283	1,877	8,160
Contributions	—	250	250
Dividends and distributions	(57,559)	(11,682)	(69,241)
Repurchase of stock options	(4,524)	—	(4,524)
Conversion of operating partnership units	20,494	(20,494)	—
Repurchase of operating partnership units	(1,197)	(1,629)	(2,826)
Equity compensation	—	2,971	2,971
Balance as of June 30, 2014	$1,960,233	$373,140	$2,333,373

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	25,717	3,873	29,590
Cash flow hedge adjustment	26,253	6,166	32,419
Contributions	—	333	333
Dividends and distributions	(51,329)	(10,747)	(62,076)
Conversion of operating partnership units	18,529	(18,529)	—
Repurchase of operating partnership units	(173)	(180)	(353)
Equity compensation	—	3,240	3,240
Balance as of June 30, 2013	$1,998,653	$394,959	$2,393,612

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Noncontrolling Interests

Noncontrolling interests in our operating partnership relate to interests that are not owned by us.  Noncontrolling interests represented approximately 16% of our operating partnership at June 30, 2014.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The table below presents the net income attributable to common stockholders and transfers (to) from the noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$13,363	$13,635	$26,339	$25,717
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	6,106	337	20,479	18,516
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$19,469	$13,972	$46,818	$44,233

AOCI Reconciliation

The table below (in thousands) presents the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds for the six months ended June 30:

	2014	2013

Balance at beginning of period	$(50,554)	$(82,991)
Other comprehensive income (loss) before reclassifications[1]	(10,657)	14,418
Amounts reclassified from accumulated other comprehensive income[2]	18,817	18,001
Net current period other comprehensive income (loss)	8,160	32,419
Less other comprehensive (income) loss attributable to noncontrolling interests	(1,877)	(6,166)
Other comprehensive income (loss) attributable to common stockholders	6,283	26,253
Balance at end of period	$(44,271)	$(56,738)
___________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $(9.0) million and $11.1 million for the six months ended June 30, 2014 and 2013, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges of our unconsolidated Funds of $(1.6) million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $18.3 million and $17.9 million for the six months ended June 30, 2014 and 2013, respectively, of our derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income, including depreciation, of our unconsolidated real estate funds of $497 thousand and $70 thousand for the six months ended June 30, 2014 and 2013, respectively, related to derivatives designated as cash flow hedges of our unconsolidated Funds.

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

Total net equity compensation expense for equity grants was $1.3 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, and $2.7 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. These amounts do not include capitalized equity compensation totaling $137 thousand and $106 thousand for the three months ended June 30, 2014 and 2013, respectively, and $269 thousand and $207 thousand for the six months ended June 30, 2014 and 2013, respectively.  Total net equity compensation expense is included in general and administrative expenses in the consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (in thousands):
Net income attributable to common stockholders	$13,363	$13,635	$26,339	$25,717
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	2,592	2,711	5,171	5,127
Numerator for diluted net income attributable to all equity holders	$15,955	$16,346	$31,510	$30,844

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	143,717	142,581	143,426	142,511
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	27,863	28,341	28,155	28,412
Stock options	4,228	3,736	4,003	3,461
Unvested LTIP units	502	594	469	553
Weighted average shares of common stock and common stock equivalents outstanding - diluted	176,310	175,252	176,053	174,937

Basic earnings per share:
Net income attributable to common stockholders per share	$0.09	$0.10	$0.18	$0.18

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.09	$0.09	$0.18	$0.18
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

10. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments at June 30, 2014 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  See Note 5. We calculate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments related to our debt using current market interest rates (assuming that the loans are outstanding through maturity) and any changes to underlying collateral. We have determined that the fair value of our secured notes payable is calculated using Level 2 inputs under the fair value hierarchy. At June 30, 2014, the aggregate fair value of our secured notes payable was estimated to be approximately $3.25 billion, compared to their carrying value of $3.22 billion.  As of December 31, 2013, the aggregate fair value of our secured notes payable was estimated to be approximately $3.26 billion compared to their carrying value of $3.24 billion.

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

We did not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2014.

The table below presents (in thousands) the estimated fair value as of June 30, 2014 (on a gross basis without reflecting any net settlement positions with the same counterparty) of derivative liabilities included in our financial statements:

Derivative Instruments in a liability position:
Level 1 - Quoted Prices in Active Markets for Identical Assets and Liabilities	$—
Level 2 - Significant Other Observable Inputs	53,884
Level 3 - Significant Unobservable Inputs	—
Fair Value of Derivative Instruments	$53,884

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $116 thousand and $104 thousand for the three months ended June 30, 2014 and 2013, respectively, and $243 thousand and $270 thousand for the six months ended June 30, 2014 and 2013, respectively.

Future minimum base rentals on our non-cancelable office and ground operating leases at June 30, 2014 were as follows (in thousands):

Twelve months ending June 30:
2015	$362,590
2016	322,490
2017	272,627
2018	222,076
2019	169,563
Thereafter	448,207
Total future minimum base rentals	$1,797,553

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

12. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties.  We expensed ground lease payments of $606 thousand and $543 thousand for the three months ended June 30, 2014 and 2013, respectively and $1.1 million for the six months ended June 30, 2014 and 2013.  We have a purchase option in one of these two leases, which we may exercise at any time prior to August 29, 2014 for a purchase price of $27.5 million.  Because we have the ability and the intent to exercise this option, we have excluded payments under this lease from the future minimum rent payments in the table below.  The following is a schedule (in thousands) of our minimum ground lease payments as of June 30, 2014:

Twelve months ending June 30:
2015	$733
2016	733
2017	733
2018	733
2019	733
Thereafter	49,476
Total future minimum lease payments	$53,141

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2014, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2014, the maximum future payments under the swap agreement were approximately $5.6 million.  As of June 30, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations

For the three and six months ended June 30, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Office Segment
Rental revenue	$131,560	$129,662	$260,647	$256,085
Rental expense	(44,665)	(42,722)	(88,021)	(84,031)
Segment profit	86,895	86,940	172,626	172,054

Multifamily Segment
Rental revenue	19,866	19,054	39,655	38,089
Rental expense	(5,096)	(4,942)	(10,229)	(9,951)
Segment profit	14,770	14,112	29,426	28,138

Total profit from all segments	$101,665	$101,052	$202,052	$200,192
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total profit from all segments	$101,665	$101,052	$202,052	$200,192
General and administrative expense	(6,712)	(7,082)	(13,523)	(14,178)
Depreciation and amortization	(50,939)	(48,102)	(101,138)	(94,126)
Other income	4,586	1,250	8,873	2,027
Other expenses	(1,678)	(1,008)	(3,131)	(1,375)
Income, including depreciation, from unconsolidated real estate funds	947	1,335	2,060	2,524
Interest expense	(31,952)	(32,399)	(63,790)	(65,231)
Acquisition-related expenses	—	(68)	(28)	(243)
Net income	15,917	14,978	31,375	29,590
Less: Net income attributable to noncontrolling interests	(2,554)	(1,343)	(5,036)	(3,873)
Net income attributable to common stockholders	$13,363	$13,635	$26,339	$25,717

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

15. Investments in Unconsolidated Real Estate Funds

We manage and own equity interest in two Funds, Fund X and Partnership X, through which we and institutional investors own eight buildings totaling 1.8 million square feet in our core markets.  At June 30, 2014, we held capital interests representing 68.61% of Fund X and 24.25% of Partnership X. We received cash distributions from our Funds totaling $3.2 million and $6.2 million during the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $2.6 million during the three and six months ended June 30, 2013, respectively.

We did not acquire any additional interests in our Funds in 2014. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X and an additional 0.9% interest in Partnership X from an existing investor for an aggregate of approximately $8.0 million in cash.

Our investment in our unconsolidated real estate funds includes a note receivable. On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. As of June 30, 2014, the balance outstanding on the loan was $2.4 million.

The tables below presents (in thousands) selected financial information for the Fund X and Partnership X on a combined basis.  The accounting policies of Fund X and Partnership X are consistent with those of the Company. The amounts presented represent 100% (not our pro-rata share) of amounts related to these Funds, and are based upon historical acquired book value:

	Six Months Ended June 30,
	2014	2013

Total revenues	$32,629	$31,408
Operating income	6,089	6,069
Net income	507	942

	June 30, 2014	December 31, 2013

Total assets	$720,198	$731,588
Total liabilities	389,967	391,892
Total equity	330,231	339,696

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: adverse economic or real estate developments in Southern California and Honolulu, Hawaii; a general downturn in the economy, such as the recent global financial crisis that commenced in 2008; decreased rental rates or increased tenant incentive and vacancy rates; defaults on, early termination of, or non-renewal of leases by tenants; increased interest rates and operating costs; failure to generate sufficient cash flows to service our outstanding indebtedness; difficulties in raising capital for our institutional funds; difficulties in identifying properties to acquire and completing acquisitions; failure to successfully operate acquired properties and operations; failure to maintain our status as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended; possible adverse changes in rent control laws and regulations; environmental uncertainties; risks related to natural disasters; lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage; inability to successfully expand into new markets and submarkets; risks associated with property development; conflicts of interest with our officers; changes in real estate zoning laws and increases in real property tax rates; the negative results of litigation or governmental proceedings; and the consequences of any possible future terrorist attacks. For further discussion of these and other factors, see "Item 1A.  Risk Factors" in our 2013 Annual Report on Form 10-K.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including investments in our unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2014:

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

•	Our consolidated office portfolio was 91.5% leased and 89.2% occupied and our total office portfolio was 91.9% leased and 89.5% occupied.

•	Our multifamily properties were 100.0% leased and 98.6% occupied.

•	Approximately 85.4% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.6% from our multifamily properties.

•
Approximately 85.9% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.1% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Development: We are developing two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu. Each development is on land which we already own:

•
We expect to break ground on an additional 496 apartments at our Moanalua Hillside Apartments in Honolulu later this year. Construction should take approximately 18 months and cost approximately $100.0 million to $120.0 million, which includes the cost of upgrading the existing 696 apartments and building a brand new community center.

•
In Los Angeles, we are seeking to build a high rise apartment project with 376 apartments. Because development in our markets, particularly West LA, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before late 2015. We expect the cost of this development to be approximately $100.0 million to $120.0 million.

Financings:  During the first quarter of 2014, we refinanced a $16.1 million loan that was scheduled to mature on March 3, 2014, lowering the interest rate to LIBOR + 1.60% and extending the maturity date to March 1, 2016. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Acquisitions and Dispositions:  We did not acquire or dispose of any properties during the six months ended June 30, 2014, other than a very small land parcel that we acquired in connection with the new entry to our Moanalua apartment project.

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

Historical Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties, compared to fifty-one consolidated office properties, including one property acquired on May 15, 2013, and nine consolidated multifamily properties during the three and six months ended June 30, 2013.

Our share of results from our unconsolidated Funds, which owned an additional eight office properties for the three and six months ended June 30, 2014 and June 30, 2013, is included in income, including depreciation, from unconsolidated real estate funds. We did not acquire any additional interests in our Funds in 2014. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X. See Note 15 to our consolidated financial statements in Item 1 of this Report.

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

Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition, which means that our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

For the reasons described below, our FFO for the three months ended June 30, 2014 increased by $3.1 million, or 4.5%, to $70.8 million compared to $67.7 million for the three months ended June 30, 2013. For the reasons described below, our FFO for the six months ended June 30, 2014 increased by $8.4 million, or 6.4%, to $140.3 million compared to $131.8 million for the six months ended June 30, 2013. These increases were primarily due to (i) increased operating income from our multifamily portfolio due to higher rents, (ii) insurance recoveries that we received related to property damage from a fire at one of our residential properties, and (iii) a decrease in interest expense as a result of lower debt balances. GAAP net income attributable to common stockholders decreased by $272,000, or 2.0%, to $13.4 million for the three months ended June 30, 2014, compared to $13.6 million for the three months ended June 30, 2013. GAAP net income attributable to common stockholders increased by $0.6 million, or 2.4%, to $26.3 million for the six months ended June 30, 2014, compared to $25.7 million for the six months ended June 30, 2013.

The table below (in thousands) is a reconciliation of our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$13,363	$13,635	$26,339	$25,717
Depreciation and amortization of real estate assets	50,939	48,102	101,138	94,126
Net income attributable to noncontrolling interests	2,554	1,343	5,036	3,873
Adjustments attributable to consolidated joint venture and investment in unconsolidated real estate funds	3,898	4,623	7,764	8,131
FFO	$70,754	$67,703	$140,277	$131,847

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot, and the annualized lease transaction costs for leases executed in our total office portfolio:

	Six Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	June 30, 2014	2013	2012	2011	2010

Average rental rate(2)	$35.16	$34.72	$32.86	$32.76	$32.33
Annualized lease transaction costs(3)	$4.47	$4.16	$4.06	$3.64	$3.68
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

During the second quarter of 2014, we experienced positive rent roll up, with the average straight-line rent of $33.83 under new and renewal leases that we signed in the quarter averaging 4.1% greater than the average straight-line rent of $32.50 under the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average straight-line rental rates, and (ii) increasing numbers of leases containing annual rent escalations in excess of 3% per annum. Quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific quarter difficult.

Our average starting cash rental rate on new leases of $32.68 signed during the second quarter of 2014 was 4.8% greater than the average starting cash rental rate on the expiring leases for the same space of $31.17, although, as a result of our high annual rent escalations, less than the average ending cash rental rate of $35.36 on those expiring leases.  However, net changes in our office rental rates did not have a significant impact on our revenues in recent periods, as the negative effect of rent roll downs, which affect approximately 11 to 14 percent of our office portfolio each year, were generally offset by the positive impact of the annual rent escalations in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents in our total office portfolio as presented in the table below:

	Three Months Ending
Expiring cash rents:	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015

Expiring square feet (1)	162,133	414,224	466,957	541,950
Expiring rent per square foot (2)	$36.35	$32.62	$34.29	$35.06
____________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-two properties totaling 13.3 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease prior to June 30, 2014, (ii) a new tenant has executed a lease on or before June 30, 2014 that will commence after June 30, 2014, (iii) early termination options are exercised after June 30, 2014, (iv) defaults occurring after June 30, 2014, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the second quarter of 2014 was 6.1% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Six Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	June 30, 2014	2013	2012	2011	2010

Average annual rental rate	$28,511	$27,392	$26,308	$24,502	$22,497

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates1 for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates as of:	June 30, 2014	2013	2012	2011	2010

Total Office Portfolio	89.5%	90.4%	89.6%	87.5%	86.9%
Multifamily Portfolio	98.6%	98.7%	98.7%	98.4%	98.4%

	Six Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	June 30, 2014	2013	2012	2011	2010

Total Office Portfolio	89.9%	89.7%	88.3%	87.0%	88.0%
Multifamily Portfolio	98.6%	98.6%	98.5%	98.2%	98.3%
___________________________________________________

(1)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of the quarter, and for periods longer than a quarter, by taking the average of the occupancy rates for all the quarters contained in the respective period.

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue increased by $1.2 million, or 1.2%, to $100.3 million for the three months ended June 30, 2014, compared to $99.1 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in rental revenue of $2.5 million from properties that we acquired in the second and third quarters of 2013, partly offset by a decrease in rental revenues of $1.4 million for the properties that we owned throughout both years. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decrease in rental revenue on a straight line basis of $0.5 million and a decrease in non-cash revenue from the net accretion of above- and below-market leases of $0.8 million, largely as the result of the ongoing expiration of leases in place at the time of our IPO.

Office Tenant Recoveries:  Total office tenant recoveries remained relatively consistent at $11.7 million for the three months ended June 30, 2014 and 2013. Office tenant recoveries included an increase in recoveries of $95,000 from properties that we acquired in the second and third quarters of 2013, offset by a decrease of $93,000 in recoveries from the properties that we owned throughout both years. The decrease in recoveries for the properties that we owned throughout both years primarily reflects lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $0.7 million, or 3.9%, to $19.6 million for the three months ended June 30, 2014, compared to $18.8 million for the three months ended June 30, 2013. The increase was primarily due to an increase of $0.3 million in parking and other income from properties that we owned during both periods, as well as an increase in parking and other income of $0.4 million from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for the properties that we owned throughout both years reflects increases in both rates and utilization.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $0.8 million, or 4.3%, to $19.9 million for the three months ended June 30, 2014, compared to $19.1 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in rental revenues, which was primarily due to an increase in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $1.9 million, or 4.5%, to $44.7 million for the three months ended June 30, 2014, compared to $42.7 million for the three months ended June 30, 2013. The increase was primarily due to office rental expenses of $1.2 million for properties that we acquired in the second and third quarters of 2013, as well as an increase in office rental expenses of $0.8 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both periods primarily reflects higher utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $0.2 million, or 3.1%, to $5.1 million for the three months ended June 30, 2014, compared to $4.9 million for the three months ended June 30, 2013.  The increase reflects higher utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $0.4 million, or 5.2% to $6.7 million for the three months ended June 30, 2014, compared to $7.1 million for the three months ended June 30, 2013. The decrease was primarily due to decreases in employee compensation expense and legal fees.

Depreciation and Amortization:  Depreciation and amortization expense increased by $2.8 million, or 5.9%, to $50.9 million for the three months ended June 30, 2014, compared to $48.1 million for the three months ended June 30, 2013.  The increase was primarily due to depreciation and amortization of $1.7 million from properties that we owned during both periods, as well as an increase in depreciation and amortization of $1.1 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation of a building for a property in Los Angeles that we plan on redeveloping in 2015.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $3.3 million, or 266.9% to $4.6 million for the three months ended June 30, 2014, compared to $1.3 million for the three months ended June 30, 2013, and other expenses increased by $0.7 million, or 66.5% to $1.7 million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013. The increase in other income was primarily due to $2.3 million of insurance recoveries related to property repairs for damage from a fire at one of our residential properties. We currently expect to recognize approximately $0.7 million in additional insurance recoveries in future quarters as a result of this fire. Other income also increased due to the inclusion of the revenues of a health club at one of our office properties in Honolulu commencing in the second quarter of 2013. In the first quarter of 2013, the club was operated by a third party tenant, that paid us rent which was included in office revenues. Since that tenant rejected the lease after filing for bankruptcy, a subsidiary of our consolidated joint venture has been operating the club while the building is being repositioned. The increase in other expenses for the three months ended June 30, 2014 similarly reflects the inclusion of the expenses for the health club.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the income, including depreciation, from our Funds was $0.9 million for the three months ended June 30, 2014 compared to $1.3 million for the three months ended June 30, 2013. The decrease was primarily due to higher interest expense, as well as higher operating expenses due to increases in utilities expense and property taxes.

Interest Expense:  Interest expense decreased by $0.4 million, or 1.4%, to $32.0 million for the three months ended June 30, 2014, compared to $32.4 million for the three months ended June 30, 2013.  The decrease was primarily due to lower cash interest expense as result of lower debt balances. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Acquisition Expenses: The three months ended June 30, 2013 included acquisition expenses related to the acquisition of an office property in Beverly Hills acquired in May 2013. We did not acquire any properties in the three months ended June 30, 2014, other than a very small land parcel that we acquired in connection with the new entry to our Moanalua apartment project.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

Revenues

Office Rental Revenue:  Total office rental revenue increased by $2.4 million, or 1.2%, to $198.9 million for the six months ended June 30, 2014, compared to $196.5 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in rental revenue of $5.7 million from properties that we acquired in the second and third quarters of 2013, partly offset by a decrease of in rental revenue of $3.3 million from the properties that we owned throughout both years. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decrease in rental revenue on a straight line basis of $2.2 million and a decrease in non-cash revenue from the net accretion of above- and below-market leases of $1.7 million, largely as the result of the ongoing expiration of leases in place at the time of our IPO.

Office Tenant Recoveries:  Total office tenant recoveries increased by $0.3 million, or 1.5%, to $22.6 million for the six months ended June 30, 2014, compared to $22.3 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in recoveries of $187,000 from properties that we acquired in the second and third quarters of 2013, as well as an increase of $137,000 in recoveries from the properties that we owned throughout both years. The increase in recoveries for the properties that we owned throughout both years primarily reflects higher recoverable operating expenses.

Office Parking and Other Income: Office parking and other income increased by $1.8 million, or 4.9%, to $39.1 million for the six months ended June 30, 2014, compared to $37.3 million for the six months ended June 30, 2013. The increase was primarily due to an increase of $0.9 million in parking and other income from properties that we owned throughout both years, as well as an increase in parking and other income of $0.9 million from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for the properties we owned throughout both years reflects higher parking cash revenue primarily due to increases in rates as well as higher utilization.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $1.6 million, or 4.1%, to $39.7 million for the six months ended June 30, 2014, compared to $38.1 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in rental revenues, which was primarily due to an increase in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $4.0 million, or 4.7%, to $88.0 million for the six months ended June 30, 2014, compared to $84.0 million for the six months ended June 30, 2013. The increase was primarily due to an increase in office rental expenses of $2.6 million for properties that we acquired in the second and in the third quarters of 2013, as well as an increase in office rental expenses of $1.4 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both years primarily reflects higher utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $0.3 million, or 2.8%, to $10.2 million for the six months ended June 30, 2014, compared to $10.0 million for the six months ended June 30, 2013.  The increase reflects higher utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $0.7 million, or 4.6% to $13.5 million for the six months ended June 30, 2014, compared to $14.2 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in employee and director equity compensation expense, a decrease in employee compensation expense, as well as a decrease in legal fees.

Depreciation and Amortization:  Depreciation and amortization expense increased by $7.0 million, or 7.4%, to $101.1 million for the six months ended June 30, 2014, compared to $94.1 million for the six months ended June 30, 2013.  The increase was primarily due to depreciation and amortization of $4.5 million from properties that we owned throughout both periods, as well as depreciation and amortization of $2.5 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation of a building for a property in Los Angeles that we plan on redeveloping in 2015.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $6.8 million, or 337.7% to $8.9 million for the six months ended June 30, 2014, compared to $2.0 million for the six months ended June 30, 2013, and other expenses increased by $1.8 million, or 127.7% to $3.1 million for the six months ended June 30, 2014, compared to $1.4 million for the six months ended June 30, 2013. The increase in other income was primarily due to $4.8 million of insurance recoveries for property repairs related to a fire at one of our residential properties. Other income also increased due to the inclusion of the revenues of a health club at one of our office properties in Honolulu commencing in the second quarter of 2013. The increase in other expenses for the six months ended June 30, 2014 similarly reflects the inclusion of the expenses for the health club.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our Funds was $2.1 million for the six months ended June 30, 2014 compared to $2.5 million for the six months ended June 30, 2013. The decrease was primarily due to higher interest expense of one of our Funds.

Interest Expense:  Interest expense decreased by $1.4 million, or 2.2%, to $63.8 million for the six months ended June 30, 2014, compared to $65.2 million for the six months ended June 30, 2013.  The decrease was primarily due to lower cash interest expense as result of lower debt balances. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Acquisition Expenses: The six months ended June 30, 2013 and 2014 included acquisition expenses related to the acquisition of an office property in Beverly Hills acquired in May 2013. We did not acquire any properties in the six months ended June 30, 2014, other than a very small land parcel that we acquired in connection with the new entry to our Moanalua apartment project.

Liquidity and Capital Resources

General

We have typically financed our capital needs through short-term lines of credit and long-term secured mortgages.  We had total indebtedness of $3.22 billion at June 30, 2014.  Please see Note 5 to our consolidated financial statements in Item 1 of this Report for details of our secured notes payable.

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

As of June 30, 2014, approximately $2.97 billion, or 92%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  For information concerning the estimated impact of changes in market interest rates of our floating rate debt on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At June 30, 2014, our net consolidated debt (consisting of our $3.22 billion of borrowings under secured loans less our cash and cash equivalents of $12.8 million) represented 39% of our total enterprise value of $8.19 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the minority units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on June 30, 2014 (the last business day of the quarter) on the New York Stock Exchange of $28.22 per share.

Activity for the six months ended June 30, 2014

For a description of our financing activities during the six months ended June 30, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

As described further below, we expect to exercise an option that has a maturity date of August 29, 2014, to purchase the ground under one of our buildings for approximately $27.5 million, in connection with that option, on February 28, 2014, we loaned $27.5 million to the owner of that land. The loan carries interest of 4.9%, is due and payable on August 29, 2014 and is secured by that land. We expect that this loan, and the related option to purchase the land, will be extended at least through September 30, 2014.

Short term liquidity

We expect to meet our operating liquidity requirements through cash provided by operations and our revolving credit facility.  At June 30, 2014, our revolving credit facility had an unused balance of $280.0 million. Please see Note 5 to our consolidated financial statements in Item 1 of this Report for details of our revolving credit facility.

At June 30, 2014, we have begun developing two multifamily projects, one in Brentwood in Los Angeles, and one in Honolulu, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. We intend to finance the costs of these development projects through cash provided by operations and our revolving credit facility. We may also receive additional proceeds when we refinance the loan on our Moanalua project before it matures in 2015.

Excluding any other potential acquisitions and debt refinancings, we anticipate that our cash on hand, cash generated by operations, and our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an At-the-Market, or ATM, program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of June 30, 2014.

Commitments and other future expected transactions

At June 30, 2014, we did not have any material commitments for acquisitions, and we do not have any debt scheduled to mature during the remainder of 2014. Please see "Contractual Obligations" below.

During 2014, we expect to exercise an option to purchase the ground under one of our buildings for approximately $27.5 million. This option currently expires on August 29, 2014, although we expect this option, and the related loan to the owner, will be extended at least through September 30, 2014. Please see Note 4 and Note 12 to our consolidated financial statements in Item 1 of this Report for details of this option.

Contractual Obligations

For a description of our financing activities during the six months ended June 30, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. Other than these transactions, during the first six months of 2014, there were no material changes to the information regarding contractual obligations included in our 2013 Annual Report on Form 10-K.

Cash Flows

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Our cash flows from operating activities primarily depend on factors including the occupancy level of our portfolio, the rental rates we achieve on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $3.8 million to $126.8 million for the six months ended June 30, 2014 compared to $123.0 million for the six months ended June 30, 2013.  The increase was primarily due to increased operating income from our office and multifamily portfolios, insurance recoveries for property repairs related to a fire at one of our residential properties, and lower cash interest expense, partly offset by an increase in our working capital.

Our net cash used in investing activities generally reflects cash used to fund property acquisitions, development and redevelopment projects and recurring and non-recurring capital expenditures.  Net cash used in investing activities decreased by $98.9 million to $60.9 million for the six months ended June 30, 2014 compared to $159.8 million for the six months ended June 30, 2013. The decrease primarily reflects the inclusion in 2013 of investments of $8.0 million to acquire additional interests in our Funds, contributions to our Funds of $26.4 million, and $89.0 million to acquire an office property, while the only significant transaction in 2014 included $27.5 million that we loaned to the owner of land underlying one of our office properties.

Our net cash related to financing activities generally reflects the net impact of our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests.  Net cash used in financing activities decreased by $54.7 million to $97.3 million for the six months ended June 30, 2014, compared to $152.0 million for the six months ended June 30, 2013. The decrease primarily reflects greater repayments of borrowings in 2013 of $69.1 million.

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

We do not have any debt outstanding in connection with our interest in our Funds. Each of our Funds has its own debt, secured by the properties that it owns.  The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, at June 30, 2014:

Type of Debt	Principal Balance (in thousands)	Maturity Date	Effective Annual Fixed Interest Rate

Term loan (1)	$52,614	4/1/2016	5.67%
Term loan (2)	325,000	5/1/2018	2.35%
Total debt	$377,614
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on this loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2014 the maximum future payments under the swap agreement were approximately $5.6 million.  As of June 30, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

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

In our 2013 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our policies during the period covered by this Report. During the first quarter of 2014, we added to our policies the accounting for insurance recoveries as follows:

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

At June 30, 2014, $1.14 billion (35.5%) of our debt was fixed rate debt, $1.83 billion (56.8%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $248.1 million (7.7%) was unhedged floating rate debt. Based on the level of our unhedged floating rate debt outstanding at June 30, 2014, a 50 basis point change in the London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.3 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the assumed change in rate. The sensitivity analysis does not take into consideration possible changes in the balances of our floating rate debt or the inability of our counterparties to perform under interest rate hedges.

Item 4.  Controls and Procedures

As of June 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended
June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales: We did not sell any unregistered securities during the three months ended June 30, 2014.

Purchases: We did not repurchase any of our shares of common stock during the three months ended June 30, 2014.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101    The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
________________________________________________
(1)In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date:	August 11, 2014	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	August 11, 2014	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer