Form 10-Q
period 2014-09-30
Douglas Emmett Inc
filed 2014-11-10
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2014
Common Stock,	144,826,542	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Investment in real estate:
Land	$867,355	$867,284
Buildings and improvements	5,402,864	5,386,446
Tenant improvements and lease intangibles	808,194	759,003
Investment in real estate, gross	7,078,413	7,012,733
Less: accumulated depreciation and amortization	(1,647,068)	(1,495,819)
Investment in real estate, net	5,431,345	5,516,914

Cash and cash equivalents	12,467	44,206
Tenant receivables, net	1,724	1,760
Deferred rent receivables, net	73,039	69,662
Acquired lease intangible assets, net	3,376	3,744
Investment in unconsolidated real estate funds	174,475	182,896
Other assets	64,225	28,607
Total assets	$5,760,651	$5,847,789

Liabilities
Secured notes payable	$3,210,210	$3,241,140
Interest payable, accounts payable and deferred revenue	72,929	52,763
Security deposits	36,241	35,470
Acquired lease intangible liabilities, net	48,668	59,543
Interest rate contracts	42,628	63,144
Dividends payable	28,959	28,521
Total liabilities	3,439,635	3,480,581

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 144,793,591 and 142,605,390 outstanding at September 30, 2014 and December 31, 2013, respectively	1,448	1,426
Additional paid-in capital	2,677,717	2,653,905
Accumulated other comprehensive income (loss)	(34,257)	(50,554)
Accumulated deficit	(687,170)	(634,380)
Total Douglas Emmett, Inc. stockholders' equity	1,957,738	1,970,397
Noncontrolling interests	363,278	396,811
Total equity	2,321,016	2,367,208
Total liabilities and equity	$5,760,651	$5,847,789
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Office rental
Rental revenues	$97,465	$99,795	$296,342	$296,275
Tenant recoveries	11,093	11,867	33,720	34,170
Parking and other income	19,404	18,677	58,547	55,979
Total office revenues	127,962	130,339	388,609	386,424

Multifamily rental
Rental revenues	18,767	17,929	55,447	53,146
Parking and other income	1,417	1,418	4,392	4,290
Total multifamily revenues	20,184	19,347	59,839	57,436

Total revenues	148,146	149,686	448,448	443,860

Operating Expenses
Office expense	47,636	46,494	135,657	130,525
Multifamily expense	5,261	5,157	15,490	15,108
General and administrative	6,658	6,546	20,181	20,724
Depreciation and amortization	50,111	47,402	151,249	141,528
Total operating expenses	109,666	105,599	322,577	307,885

Operating income	38,480	44,087	125,871	135,975

Other income	3,769	2,138	12,642	4,165
Other expenses	(1,983)	(1,402)	(5,114)	(2,777)
Income, including depreciation, from unconsolidated real estate funds	665	811	2,725	3,335
Interest expense	(32,098)	(32,601)	(95,888)	(97,832)
Acquisition-related expenses	(152)	(290)	(180)	(533)
Net income	8,681	12,743	40,056	42,333
Less: Net income attributable to noncontrolling interests	(1,292)	(1,992)	(6,328)	(5,865)
Net income attributable to common stockholders	$7,389	$10,751	$33,728	$36,468

Net income attributable to common stockholders per share – basic	$0.05	$0.08	$0.23	$0.26
Net income attributable to common stockholders per share – diluted	$0.05	$0.07	$0.23	$0.25

Dividends declared per common share	$0.20	$0.18	$0.60	$0.54

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$8,681	$12,743	$40,056	$42,333
Other comprehensive income (loss): cash flow hedges	12,110	(1,060)	20,270	31,359
Comprehensive income	20,791	11,683	60,326	73,692
Less comprehensive income attributable to noncontrolling interests	(3,388)	(1,818)	(10,301)	(11,857)
Comprehensive income attributable to common stockholders	$17,403	$9,865	$50,025	$61,835

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$40,056	$42,333
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(2,725)	(3,335)
Depreciation and amortization	151,249	141,528
Net accretion of acquired lease intangibles	(10,506)	(11,970)
Amortization of deferred loan costs	3,027	2,972
Non-cash market value adjustments on interest rate contracts	50	67
Non-cash amortization of equity compensation	4,049	4,560
Operating distributions from unconsolidated real estate funds	660	558
Change in working capital components:
Tenant receivables	36	(263)
Deferred rent receivables	(3,377)	(4,717)
Interest payable, accounts payable and deferred revenue	21,230	20,288
Security deposits	771	1,126
Other assets	(9,811)	(2,423)
Net cash provided by operating activities	194,709	190,724

Investing Activities
Capital expenditures for improvements to real estate	(63,278)	(49,697)
Capital expenditures for developments	(3,099)	(211)
Property acquisitions	—	(150,000)
Insurance recoveries for damage to real estate	4,236	—
Deposits for property acquisitions	(3,000)	—
Note receivable	(27,500)
Loan to related party	—	(2,882)
Loan payments received from related party	882
Contributions to unconsolidated real estate funds	—	(26,405)
Acquisitions of additional interests in unconsolidated real estate funds	—	(8,004)
Capital distributions received from unconsolidated real estate funds	8,664	4,755
Net cash used in investing activities	(83,095)	(232,444)

Financing Activities
Deferred loan cost payments	(377)	(157)
Payment of refundable loan deposit	(1,550)	—
Repayment of borrowings	(30,930)	(90,000)
Contributions by noncontrolling interests	250	584
Distributions to noncontrolling interests	(17,315)	(15,993)
Repurchase of stock options	(4,524)	—
Repurchase of operating partnership units	(2,827)	(352)
Cash dividends to common stockholders	(86,080)	(76,754)
Net cash used in financing activities	(143,353)	(182,672)

Decrease in cash and cash equivalents	(31,739)	(224,392)
Cash and cash equivalents at beginning of period	44,206	373,203
Cash and cash equivalents at end of period	$12,467	$148,811
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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of September 30, 2014, we owned a consolidated portfolio of fifty-two office properties (including ancillary retail space) and nine multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at September 30, 2014, owned eight additional office properties, for a combined sixty office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2013 Annual Report on Form 10-K and the notes thereto.  Any references to the number of properties, square footage and geography, are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the United States Public Company Accounting Oversight Board (PCAOB).

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

Tenant improvements and lease intangibles

Tenant improvements and leasing intangibles are depreciated and amortized on a straight-line basis over the respective lease term. Unamortized lease intangible amounts related to leases terminated prior to their stated expirations are written off in the period of termination.  As tenant improvements in our buildings generally remain in place after the expiration of the lease, we continue to carry these items, offset by the related accumulated depreciation, on our balance sheet even after the tenant has moved out.  Accordingly, as of September 30, 2014, tenant improvements and leasing intangibles recognized from the purchase of buildings included $354.5 million of fully depreciated and amortized items, and $110.8 million of fully depreciated and amortized items recognized from our leasing activities, compared to $343.6 million and $84.1 million, respectively, at December 31, 2013.  Because the inclusion of these items is entirely offset by the related accumulated depreciation and amortization, fully depreciated and amortized items have no impact on our net asset values.

Recently Issued Accounting Literature

Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of Accounting Standard Updates (ASUs).  We consider the applicability and impact of all ASUs.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (Topic 405), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us was the first quarter of 2014. We adopted ASU No. 2013-04 during the first quarter of 2014, and it did not have a material impact on our financial position or results of operations, as we do not currently have any obligations within the scope of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for us is the first quarter of 2017. Early adoption is not permitted. We do not expect this ASU to have a material impact on our financial position or results of operations, as lease contracts are not within the scope of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures if necessary. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for us is the fiscal year ended December 31, 2016. Early application is permitted. We do not expect this ASU to have a material impact on our disclosures.

The FASB has not issued any other ASUs during 2014 that we expect to be applicable and have a material impact on our future financial position or results of operations.

3. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	September 30, 2014	December 31, 2013

Above-market tenant leases(1)	$34,997	$34,997
Accumulated amortization(1)	(34,210)	(33,899)
Below-market ground leases	3,198	3,198
Accumulated amortization	(609)	(552)
Acquired lease intangible assets, net	$3,376	$3,744

Below-market tenant leases(2)	$272,413	$272,413
Accumulated accretion(2)	(236,151)	(225,425)
Above-market ground leases	16,200	16,200
Accumulated accretion	(3,794)	(3,645)
Acquired lease intangible liabilities, net	$48,668	$59,543
________________________________________

(1)	Includes fully amortized above-market tenant leases of $32.2 million at September 30, 2014 and $31.1 million at December 31, 2013.

(2)	Includes fully accreted below-market tenant leases of $136.9 million at September 30, 2014 and $131.1 million at December 31, 2013.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

4. Other Assets

Other assets consisted of the following (in thousands) as of:

	September 30, 2014	December 31, 2013

Deferred loan costs, net of accumulated amortization of $12,256 and $9,395 at September 30, 2014 and December 31, 2013, respectively (1)	$15,096	$17,745
Note receivable(2)	27,500	—
Restricted cash	194	194
Prepaid expenses	8,749	5,747
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	4,550	—
Insurance receivable(3)	2,270	—
Other	3,878	2,933
Total other assets	$64,225	$28,607

__________________________________________________________________________________

(1)
We recognized deferred loan cost amortization expense of $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively. Deferred loan cost amortization is included as a component of interest expense in our consolidated statements of operations.

(2)
On February 28, 2014, we loaned $27.5 million to the owner of the land underlying one of our office properties. The loan carries interest of 4.9%, is currently due and payable in 2015, and is secured by that land.

(3)
During the three and nine months ended September 30, 2014, we recognized approximately $1.3 million and $6.1 million, respectively, in other income for property repairs, as well as $214 thousand and $684 thousand, respectively, in multifamily rental revenues for lost rental income, and $202 thousand and $654 thousand, respectively, in other expenses for other recoverable expenses, all related to insurance recoveries with respect to a fire at one of our residential properties. At September 30, 2014, we had received cash of $5.2 million, and included in other assets an additional receivable of $2.3 million, the payment which has been confirmed by the insurance companies.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

5. Secured Notes Payable

The table below summarizes our secured notes payable:

Description	Maturity Date		Outstanding Principal Balance as of September 30, 2014 (in thousands)	Outstanding Principal Balance as of December 31, 2013 (in thousands)	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date

Term loan debt (1)
Fannie Mae Loan (3)	2/1/2015		$111,920	$111,920	DMBS + 0.707%	N/A	--
Term Loan (4)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Term Loan (8)	3/1/2020	(9)	349,070	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate term loan principal			$3,200,210	$3,201,140
Revolving credit line (10)	12/11/2017		10,000	40,000	LIBOR + 1.40%	N/A	--
Total principal (11)			$3,210,210	$3,241,140

Aggregate swapped to fixed rate loans			$1,828,080	$1,828,080		3.98%
Aggregate fixed rate loans			1,144,070	1,145,000		4.15%
Aggregate variable rate loans			238,060	268,060		N/A
Total principal (11)			$3,210,210	$3,241,140
______________________________________________________________________________________

(1)
As of September 30, 2014, (i) the weighted average remaining life of our outstanding term debt (excluding our revolving credit line) was 4.0 years and (ii) of the $2.97 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (a) the weighted average remaining life was 4.3 years, the weighted average remaining period during which interest was fixed was 2.6 years, and the weighted average annual interest rate was 4.05% and (b) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.18%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)
Includes the effect of interest rate contracts as of September 30, 2014, and excludes amortization of prepaid loan fees, all shown on an actual/360-day basis. See Note 7 for the details of our interest rate contracts.

(3)	The loan has a $75.0 million tranche bearing interest at DMBS + 0.76%, and a $36.9 million tranche bearing interest at DMBS + 0.60%. The loan was subsequently paid off on October 1, 2014, see Note 16.

(4)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty-year amortization schedule.

(6)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a thirty-year amortization schedule.

(8)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a thirty-year amortization schedule.

(9)	We have two one-year extension options which could extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)	$300.0 million revolving credit facility secured by 3 separate collateral pools consisting of a total of 6 properties. Unused commitment fees range from 0.15% to 0.20%.

(11)	See Note 10 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

The table below presents (in thousands) the minimum future principal payments due on our secured notes payable at September 30, 2014:

Twelve months ending September 30:
2015	$113,728
2016	106,353
2017	35,963
2018	2,144,899
2019	421,187
Thereafter	388,080
Total future principal payments	$3,210,210

6. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands) as of:

	September 30, 2014	December 31, 2013

Interest payable	$9,074	$9,263
Accounts payable and accrued liabilities	42,869	20,761
Deferred revenue	20,986	22,739
Total interest payable, accounts payable and deferred revenue	$72,929	$52,763

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

7. Interest Rate Contracts

Cash Flow Hedges of Interest Rate Risk

We make use of interest rate swap and interest rate cap contracts to manage the risk associated with changes in the interest rates on our floating-rate borrowings. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we make use of interest rate caps to limit our exposure to interest rate increases on underlying floating-rate debt. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply, or for which we elect to not apply hedge accounting. We do not make use of any other derivative instruments, and we do not speculate in derivatives. See note 5 for the details of our floating-rate debt that we hedge.

Designated Hedges

As of September 30, 2014, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	7	$1,828,080

As of September 30, 2014, the totals of our Funds' existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	1	$325,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of September 30, 2014, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

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

As of September 30, 2014 and December 31, 2013, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $46.1 million and $67.2 million, respectively, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of September 30, 2014 and December 31, 2013, our Funds did not have any derivatives in a net liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Accounting for Interest Rate Contracts

For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges are recorded as interest expense.

We estimate that $32.6 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $773 thousand of our AOCI related to our Funds' derivatives designated as cash flow hedges will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds, during the next twelve months. Changes in fair value of derivatives not designated as hedges have been recorded as interest expense for all periods.

The table below presents (in thousands) the effect of our derivative instruments on our AOCI and consolidated statements of operations for the nine months ended September 30:

	2014	2013
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in other comprehensive income (OCI) (effective portion)(1)	$(7,059)	$2,151
Gain (loss) from investment in unconsolidated real estate funds recognized in other comprehensive income (OCI) (effective portion)(1)	$(1,048)	$1,810
Gain (loss) reclassified from AOCI into interest expense (effective portion)	$(27,576)	$(27,029)
Gain (loss) from investment in unconsolidated real estate funds reclassified from AOCI into Income, including depreciation, from unconsolidated real estate funds (effective portion)	$(751)	$(305)
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$(50)	$(64)
Gain (loss) on derivatives recorded as interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recorded as interest expense	$—	$(3)
___________________________________________________

(1)	Gains and losses recognized in AOCI do not impact the income statement. Refer to the reconciliation of our AOCI in Note 8.

Fair Value Measurement

We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest, using the framework for measuring fair value established by the FASB.  See Note 10 for our fair value disclosures. The table below presents (in thousands) the fair values of our derivative instruments as of:

	September 30, 2014	December 31, 2013
Derivative liabilities disclosed as "Interest Rate Contracts":(1)
Derivatives designated as accounting hedges	$42,628	$63,144
Derivatives not designated as accounting hedges	—	—
Total derivative liabilities	$42,628	$63,144
_______________________________________________________________________________________

(1)	As of September 30, 2014, we did not have any derivative assets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

8.  Equity

Equity Sales, Conversions and Repurchases

During the nine months ended September 30, 2014, approximately 2.2 million units in our operating partnership were exchanged for shares of our common stock, 120 thousand of our operating partnership units were redeemed for cash, for a total purchase price of $2.8 million, for an average price of $23.56 per unit, and options covering 691 thousand shares of our common stock were cash settled for a total cost of $4.5 million, for an average price of $6.55 per option. We did not sell any shares or share equivalents during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, approximately 1.4 million units in our operating partnership were exchanged for shares of our common stock, and 13 thousand  of our operating partnership units were redeemed for cash, for a total purchase price of $352 thousand, for an average price of $26.68 per unit. We did not sell any shares or share equivalents during the nine months ended September 30, 2013.

Condensed consolidated statements of equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	33,728	6,328	40,056
Cash flow hedge adjustment	16,297	3,973	20,270
Contributions	—	250	250
Dividends and distributions	(86,518)	(17,315)	(103,833)
Repurchase of stock options	(4,524)	—	(4,524)
Conversion of operating partnership units	29,555	(29,555)	—
Repurchase of operating partnership units	(1,197)	(1,630)	(2,827)
Equity compensation	—	4,416	4,416
Balance as of September 30, 2014	$1,957,738	$363,278	$2,321,016

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2013	$1,979,656	$410,803	$2,390,459
Net income	36,468	5,865	42,333
Cash flow hedge adjustment	25,367	5,992	31,359
Contributions	—	584	584
Dividends and distributions	(76,998)	(15,993)	(92,991)
Conversion of operating partnership units	18,630	(18,630)	—
Repurchase of operating partnership units	(172)	(180)	(352)
Equity compensation	—	4,864	4,864
Balance as of September 30, 2013	$1,982,951	$393,305	$2,376,256

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Noncontrolling Interests

Noncontrolling interests in our operating partnership are interests that are not owned by us.  Noncontrolling interests represented approximately 16% of our operating partnership at September 30, 2014.  A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The table below presents (in thousands) the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$7,389	$10,751	$33,728	$36,468
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	9,054	100	29,534	18,616
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$16,443	$10,851	$63,262	$55,084

AOCI Reconciliation

The table below presents (in thousands) the changes in our AOCI balance, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds for the nine months ended September 30:

	2014	2013

Balance at beginning of period	$(50,554)	$(82,991)
Other comprehensive income (loss) before reclassifications[1]	(8,107)	3,961
Amounts reclassified from accumulated other comprehensive income[2]	28,377	27,398
Net current period other comprehensive income (loss)	20,270	31,359
Less other comprehensive (income) loss attributable to noncontrolling interests	(3,973)	(5,992)
Other comprehensive income (loss) attributable to common stockholders	16,297	25,367
Balance at end of period	$(34,257)	$(57,624)
___________________________________________________

(1)
Includes (i) fair value adjustments to our derivatives designated as cash flow hedges of $(7.1) million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, as well as (ii) our share of the fair value adjustments to derivatives designated as cash flow hedges of our unconsolidated Funds of $(1.0) million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $27.6 million and $27.1 million for the nine months ended September 30, 2014 and 2013, respectively, of our derivatives that qualified and were designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income, including depreciation, of our unconsolidated real estate funds of $751 thousand and $305 thousand for the nine months ended September 30, 2014 and 2013, respectively, related to derivatives that qualified and were designated as cash flow hedges of our unconsolidated Funds.

(3)	See Note 7 for the details of our derivatives that qualified and were designated as cash flow hedges.

(4)	See Note 10 for our fair value disclosures.

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

We grant equity compensation as a part of the annual incentive compensation to our key employees each year, a portion of which is fully vested at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Certain amounts of equity-based compensation expense are capitalized for employees who provide leasing and construction services.

Total net equity compensation expense for equity grants was $1.3 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $4.0 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts do not include capitalized equity compensation totaling $97 thousand and $97 thousand for the three months ended September 30, 2014 and 2013, respectively, and $367 thousand and $304 thousand for the nine months ended September 30, 2014 and 2013, respectively.  Total net equity compensation expense is included in general and administrative expenses in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

9. Earnings Per Share (EPS)

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders and noncontrolling interests in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (in thousands):
Net income attributable to common stockholders	$7,389	$10,751	$33,728	$36,468
Add back: Net income attributable to noncontrolling interests in our operating partnership	1,362	2,134	6,533	7,261
Numerator for diluted net income attributable to all equity holders	$8,751	$12,885	$40,261	$43,729

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	144,361	142,598	143,741	142,540
Effect of dilutive securities (1) :
Operating partnership units and vested long term incentive plan (LTIP) units	27,223	28,323	27,841	28,382
Stock options	4,280	3,205	4,103	3,375
Unvested LTIP units	549	630	497	577
Weighted average shares of common stock and common stock equivalents outstanding - diluted	176,413	174,756	176,182	174,874

Basic earnings per share:
Net income attributable to common stockholders per share	$0.05	$0.08	$0.23	$0.26

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.05	$0.07	$0.23	$0.25
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

10. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The FASB fair value framework includes a hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market-based inputs.  The hierarchy is as follows:

Level 1 - inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - inputs are observable either directly or indirectly for similar assets and liabilities in active markets.
Level 3 - inputs are unobservable assumptions generated by the reporting entity.

As of September 30, 2014, we did not have any fair value measurements using Level 3 inputs.

Short term financial instruments

The carrying amounts for cash and cash equivalents, tenant receivables, deferred rent receivables, revolving credit lines, interest payable, accounts payable and deferred revenue, security deposits and dividends payable, approximate fair value because of the short-term nature of these instruments.

Secured notes receivable

See Notes 4 and 15 for the details of our secured notes receivable. The fair value of our secured notes receivable is determined using Level 2 inputs based on current market interest rates.  The carrying value of our secured notes receivable approximates their fair values at September 30, 2014.

Secured notes payable

See Note 5 for the details of our secured notes payable. We calculate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments using current market interest rates (assuming the loans are outstanding through maturity). We determined that the fair value of our secured notes payable is calculated using Level 2 inputs.  The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	September 30, 2014	December 31, 2013

Fair value	$3,237,716	$3,234,993
Carrying value	$3,200,210	$3,201,140

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

Derivative instruments

See Note 7 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest, without reflecting any net settlement positions with the same counterparty, using the framework for measuring fair value established by the FASB.  The valuation of our interest rate swaps and caps is determined using widely accepted valuation methods, including discounted cash flow analysis of the expected future cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.  We determined that the fair value of our derivatives is calculated using Level 2 inputs. The table below presents (in thousands) the estimated fair value of our derivative liabilities:

Derivative Instruments in a liability position:(1)	September 30, 2014
Level 1	$—
Level 2	42,628
Level 3	—
Fair Value of Derivative Instruments	$42,628
_______________________________________________________________________________________

(1)	As of September 30, 2014, we did not have any derivative instruments in an asset position.

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $125 thousand and $162 thousand for the three months ended September 30, 2014 and 2013, respectively, and $368 thousand and $432 thousand for the nine months ended September 30, 2014 and 2013, respectively.

The table below presents (in thousands) the future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2014:

Twelve months ending September 30:
2015	$369,228
2016	331,731
2017	280,913
2018	226,199
2019	178,563
Thereafter	445,366
Total future minimum base rentals	$1,832,000

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

12. Future Minimum Lease Payments

We currently lease portions of the land underlying two of our office properties.  We expensed ground lease payments of $718 thousand and $547 thousand for the three months ended September 30, 2014 and 2013, respectively and $1.9 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.  We currently expect to exercise our right to purchase the land involved in one of these two leases in 2015 for a purchase price of $27.5 million. See Note 4.  Because we have the ability to exercise our right to purchase this land, we have excluded payments under this lease from the future minimum rent payments in the table below.  The table below presents (in thousands) our minimum ground lease payments as of September 30, 2014:

Twelve months ending September 30:
2015	$733
2016	733
2017	733
2018	733
2019	733
Thereafter	49,293
Total future minimum lease payments	$52,958

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

Concentration of Credit Risk

Our properties are located in Los Angeles County, California and Honolulu, Hawaii.  The ability of our tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses.  In addition, we have financial instruments that subject us to credit risk, which consist primarily of accounts receivable, deferred rents receivable and interest rate contracts.  We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings.  Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand. To date, we have not experienced any losses on our deposited cash.

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2014, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of September 30, 2014, the maximum future payments under the swap agreement were approximately $5.1 million.  As of September 30, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations

For the three and nine months ended September 30, 2014 and 2013, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, it is not indicative of cash available to fund cash needs, and should not be considered as an alternative to cash flows as a measure of liquidity.  Not all companies may calculate segment profit in the same manner.  We consider segment profit to be an appropriate supplemental measure to net income because it can assist both investors and management in understanding the core operations of our properties.
The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Office Segment
Total office revenues	$127,962	$130,339	$388,609	$386,424
Office expenses	(47,636)	(46,494)	(135,657)	(130,525)
Segment profit	80,326	83,845	252,952	255,899

Multifamily Segment
Total multifamily revenues	20,184	19,347	59,839	57,436
Multifamily expenses	(5,261)	(5,157)	(15,490)	(15,108)
Segment profit	14,923	14,190	44,349	42,328

Total profit from all segments	$95,249	$98,035	$297,301	$298,227
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total profit from all segments	$95,249	$98,035	$297,301	$298,227
General and administrative expense	(6,658)	(6,546)	(20,181)	(20,724)
Depreciation and amortization	(50,111)	(47,402)	(151,249)	(141,528)
Other income	3,769	2,138	12,642	4,165
Other expenses	(1,983)	(1,402)	(5,114)	(2,777)
Income, including depreciation, from unconsolidated real estate funds	665	811	2,725	3,335
Interest expense	(32,098)	(32,601)	(95,888)	(97,832)
Acquisition-related expenses	(152)	(290)	(180)	(533)
Net income	8,681	12,743	40,056	42,333
Less: Net income attributable to noncontrolling interests	(1,292)	(1,992)	(6,328)	(5,865)
Net income attributable to common stockholders	$7,389	$10,751	$33,728	$36,468

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)
(unaudited)

15. Investments in Unconsolidated Real Estate Funds

We own and manage equity interests in two Funds, Fund X and Partnership X, through which we and institutional investors own eight office properties totaling 1.8 million square feet in our core markets.  At September 30, 2014, we held capital interests representing 68.61% of Fund X and 24.25% of Partnership X. We received cash distributions from our Funds totaling $3.1 million and $9.3 million during the three and nine months ended September 30, 2014, respectively, compared to $2.7 million and $5.3 million during the three and nine months ended September 30, 2013, respectively.

We did not acquire any additional interests in our Funds in 2014. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X and an additional 0.9% interest in Partnership X from an existing investor for an aggregate of approximately $8.0 million in cash.

Our investment in the Funds includes a note receivable. On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. As of September 30, 2014, the balance outstanding on the loan was $1.8 million.

The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The accounting policies of the Funds are consistent with those of the Company. The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Nine Months Ended September 30,
	2014	2013

Total revenues	$49,276	$47,627
Operating income	8,627	8,797
Net income	60	748

	September 30, 2014	December 31, 2013

Total assets	$709,482	$722,983
Total liabilities	391,019	391,892
Total equity	318,463	331,091

16. Subsequent events

On October 1, 2014, we closed a $145.0 million interest only five year term loan, with a floating interest rate of one month Libor plus 1.25%. We used $111.9 million of the proceeds to pay off an existing loan that was scheduled to mature on February 1, 2015, and the remaining proceeds for the acquisition mentioned below. See Note 5 for the details of our debt.

On October 16, 2014, we purchased a 216,000 square foot Class “A” multi-tenant office property adjacent to our east Beverly Hills properties for a contract price of $75.3 million, or $348 per square foot. We financed the acquisition with proceeds from the October 1, 2014 loan as well as our revolving credit line.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in raising capital for our institutional funds;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties and operations;

•	failure to maintain our status as a Real Estate Investment Trust (REIT) under federal tax laws;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	conflicts of interest with our officers;

•	changes in real estate zoning laws and increases in real property tax rates;

•	the negative results of litigation or governmental proceedings; and

•	the consequences of any possible future terrorist attacks.

For further discussion of the above and other risk factors, see "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K.

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

Executive Summary

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring & developing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including investments in our unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2014:

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

•	Our consolidated office portfolio was 92.0% leased and 89.5% occupied and our total office portfolio was 92.5% leased and 89.7% occupied.

•	Our multifamily properties were 99.7% leased and 98.6% occupied.

•	Approximately 85.2% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 14.8% from our multifamily properties.

•
Approximately 85.7% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 14.3% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Development: We are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We expect to break ground on an additional 500 apartments at our Moanalua Hillside Apartments in Honolulu in December 2014. Construction should take approximately 18 months and cost approximately $120 million, which includes the cost of upgrading the existing 696 apartments and building a brand new community center.

•
In Los Angeles, we are seeking to build a high rise apartment project with 376 apartments. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before late 2015. We expect the cost of this development to be approximately

$100 million to $120 million.

Financings:

•
During the first quarter of 2014, we refinanced a $16.1 million loan that was scheduled to mature on March 3, 2014, lowering the interest rate to LIBOR + 1.60% and extending the maturity date to March 1, 2016. See Note 5 to our consolidated financial statements in Item 1 of this Report.

•
On October 1, 2014, we closed a $145.0 million interest only five year term loan, with a floating interest rate of one month LIBOR plus 1.25%. We used $111.9 million of the proceeds to pay off an existing loan and the remaining proceeds for an acquisition. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Acquisitions and Dispositions:

•	During the second quarter of 2014, we acquired a very small land parcel in connection with our Moanalua apartment development project.

•
On October 16, 2014, we purchased a 216,000 square foot Class "A" multi-tenant office property, located at 6310 & 6330 San Vicente Boulevard adjacent to Douglas Emmett's East Beverly Hills office properties for a total contract price of $75.3 million, or approximately $348 per square foot. See Note 16 to our consolidated financial statements in Item 1 of this Report.

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

Historical Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties, compared to fifty consolidated office properties, including one property acquired on May 15, 2013, and one property acquired on August 15, 2013, and nine consolidated multifamily properties during the three and nine months ended September 30, 2013.

Our share of earnings from our unconsolidated Funds, which owned an additional eight office properties for the three and nine months ended September 30, 2014 and September 30, 2013, is included in income, including depreciation, from unconsolidated real estate funds. We did not acquire any additional interests in our Funds in 2014. During the first quarter of 2013, we acquired an additional 3.3% interest in Fund X, and an additional 0.9% interest in Partnership X. See Note 15 to our consolidated financial statements in Item 1 of this Report.

Funds From Operations

Many investors use Funds From Operations (FFO) as a performance metric to compare the operating performance of REITs.  FFO represents net income, computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT).

Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition, which means that our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

FFO for the three months ended September 30, 2014 decreased by $1.3 million, or 2.1%, to $62.7 million compared to $64.0 million for the three months ended September 30, 2013. The decrease was primarily due to lower operating income from our office portfolio due to lower rental revenues and higher operating expenses, the reasons for which are discussed in the Comparison of Results section below. FFO for the nine months ended September 30, 2014 increased by $7.1 million, or 3.6%, to $203.0 million compared to $195.9 million for the nine months ended September 30, 2013. The increase was primarily due to (i) increased operating income from our multifamily portfolio due to higher rents, (ii) insurance recoveries that we received related to property damage from a fire at one of our residential properties and (iii) a decrease in interest expense as a result of lower debt balances.

The table below (in thousands) is a reconciliation of our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$7,389	$10,751	$33,728	$36,468
Depreciation and amortization of real estate assets	50,111	47,402	151,249	141,528
Net income attributable to noncontrolling interests	1,292	1,992	6,328	5,865
Adjustments attributable to consolidated joint venture and investment in unconsolidated Funds(1)	3,898	3,890	11,662	12,021
FFO	$62,690	$64,035	$202,967	$195,882
___________________________________________________

(1)
Adjusts for (i) the portion of each listed adjustment item that is attributed to the noncontrolling interest in our consolidated joint venture and (ii) the effect of each listed adjustment item on our share of the results of our unconsolidated Funds.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot, and the annualized lease transaction costs, for leases executed in our total office portfolio:

	Nine Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2014	2013	2012	2011	2010

Average rental rate(2)	$35.17	$34.72	$32.86	$32.76	$32.33
Annualized lease transaction costs(3)	$4.48	$4.16	$4.06	$3.64	$3.68
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

(3)
Represents the weighted average leasing commissions and tenant improvement allowances under each office lease within our total office portfolio that were executed during the applicable period, divided by the number of years of that lease. This number increased as a result of increased leasing to larger tenants, in submarkets with more vacancy, and in larger to lease spaces throughout our portfolio.

During the third quarter of 2014, we experienced positive rent roll up, with the average straight-line rent of $35.19 under new and renewal leases that we signed in the quarter averaging 10.8% greater than the average straight-line rent of $31.75 under the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average starting rental rates, and (ii) more leases containing annual rent escalations in excess of 3% per annum. Quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific quarter difficult.

Our average starting cash rental rate on new leases of $34.42 signed during the third quarter of 2014 was 12.9% greater than the average starting cash rental rate on the expiring leases for the same space of $30.48, although, as a result of our high annual rent escalations, less than the average ending cash rental rate of $34.70 on those expiring leases.  However, net changes in our office rental rates did not have a significant impact on our cash revenues in recent periods, as the negative effect of cash rent roll downs, which affect approximately 11 to 16 percent of our office portfolio each year, are generally offset by the positive impact of the annual cash rent escalations in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents in our total office portfolio as presented in the table below:

	Three Months Ending
Expiring cash rents:	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015

Expiring square feet (1)	213,805	331,223	490,910	287,777
Expiring rent per square foot (2)	$33.28	$33.33	$34.51	$34.66
____________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-two properties totaling 13.3 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds.  Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease prior to September 30, 2014, (ii) a new tenant has executed a lease on or before September 30, 2014 that will commence after September 30, 2014, (iii) early termination options are exercised after September 30, 2014, (iv) defaults occurring after September 30, 2014, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the third quarter of 2014 was 7.5% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Nine Months Ended	Twelve Months Ended December 31,
Rental rate - new tenants:	September 30, 2014	2013	2012	2011	2010

Average annual rental rate	$28,518	$27,392	$26,308	$24,502	$22,497

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates as of:	September 30, 2014	2013	2012	2011	2010

Total Office Portfolio	89.7%	90.4%	89.6%	87.5%	86.9%
Multifamily Portfolio	98.6%	98.7%	98.7%	98.4%	98.4%

	Nine Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates for: (1)	September 30, 2014	2013	2012	2011	2010

Total Office Portfolio	89.9%	89.7%	88.3%	87.0%	88.0%
Multifamily Portfolio	98.6%	98.6%	98.5%	98.2%	98.3%
___________________________________________________

(1)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of the quarter, and for periods longer than a quarter, by taking the average of the occupancy rates for all the quarters contained in the respective period.

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Total office rental revenue decreased by $2.3 million, or 2.3%, to $97.5 million for the three months ended September 30, 2014, compared to $99.8 million for the three months ended September 30, 2013.  The decrease was primarily due to a decrease in rental revenue of $3.2 million for the properties that we owned throughout both years, partly offset by an increase in rental revenue of $0.9 million from properties that we acquired in the second and third quarters of 2013. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decease in our revenues on a straight line basis of $2.3 million, as well as a decrease in the net accretion of above- and below-market leases of $0.7 million. Our revenues on a straight line basis, and the net accretion of above- and below-market leases, has generally been declining since our IPO, and we expect that overall trend to continue, although we expect to recognize an additional estimated $8.8 million of non-cash revenues from the net accretion of above- and below-market leases in 2014 and 2015 as a result of the purchase of the land under one of our buildings. See Notes 4 and Note 12 to our consolidated financial statements in Item 1 of this Report.

Office Tenant Recoveries:  Total office tenant recoveries decreased by $0.8 million, or 6.52%, to $11.1 million for the three months ended September 30, 2014, compared to $11.9 million for the three months ended September 30, 2013. The decrease was primarily due to a decrease in recoveries for the properties that we owned throughout both years, which primarily reflects lower occupancy as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $0.7 million, or 3.9%, to $19.4 million for the three months ended September 30, 2014, compared to $18.7 million for the three months ended September 30, 2013. The increase was primarily due to an increase of $0.6 million in parking and other income from properties that we owned during both periods, as well as an increase in parking and other income of $0.1 million from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for the properties that we owned throughout both years reflects increases in both rates and utilization.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $0.8 million, or 4.3%, to $20.2 million for the three months ended September 30, 2014, compared to $19.3 million for the three months ended September 30, 2013.  The increase was due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $1.1 million, or 2.5%, to $47.6 million for the three months ended September 30, 2014, compared to $46.5 million for the three months ended September 30, 2013. The increase was primarily due to office rental expenses of $0.4 million for properties that we acquired in the second and third quarters of 2013, as well as an increase in office rental expenses of $0.7 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both periods primarily reflects higher utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $0.1 million, or 2.0%, to $5.3 million for the three months ended September 30, 2014, compared to $5.2 million for the three months ended September 30, 2013.  The increase reflects higher utilities.

General and Administrative Expenses:  General and administrative expenses increased by $0.1 million, or 1.7%, to $6.7 million for the three months ended September 30, 2014, compared to $6.5 million for the three months ended September 30, 2013. The increase of $0.1 million was due to a variety of factors, including a decrease in legal accruals in 2013.

Depreciation and Amortization:  Depreciation and amortization expense increased by $2.7 million, or 5.7%, to $50.1 million for the three months ended September 30, 2014, compared to $47.4 million for the three months ended September 30, 2013.  The increase was primarily due to depreciation and amortization of $2.3 million from properties that we owned during both periods, as well as an increase in depreciation and amortization of $0.4 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation of a building for a property in Los Angeles that we plan on redeveloping in 2015.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $1.6 million, or 76.3% to $3.8 million for the three months ended September 30, 2014, compared to $2.1 million for the three months ended September 30, 2013, and other expenses increased by $0.6 million, or 41.4% to $2.0 million for the three months ended September 30, 2014, compared to $1.4 million for the three months ended September 30, 2013. The increase in other income was primarily due to $1.3 million of insurance recoveries related to property repairs for damage from a fire at one of our residential properties, as well as an increase of $0.2 million in revenues from a health club at one of our office properties in Honolulu that we commenced operating in the second quarter of 2013.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results of our Funds, including the operating income net of historical cost-basis depreciation.  Our share of the income, including depreciation, from our Funds was $0.7 million for the three months ended September 30, 2014 compared to $0.8 million for the three months ended September 30, 2013. The decrease was primarily due to an increase in operating expenses for our Funds, reflecting increases in scheduled services, utilities expense and property taxes.

Interest Expense:  Interest expense decreased by $0.5 million, or 1.5%, to $32.1 million for the three months ended September 30, 2014, compared to $32.6 million for the three months ended September 30, 2013.  The decrease was primarily due to lower cash interest expense as result of lower debt balances. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

Revenues

Office Rental Revenue:  Total office rental revenue increased by $0.1 million, or 0.0%, to $296.3 million for the nine months ended September 30, 2014, compared to $296.3 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in rental revenue of $6.6 million from properties that we acquired in the second and third quarters of 2013, partly offset by a decrease in rental revenue of $6.5 million from the properties that we owned throughout both years. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decease in our revenues on a straight line basis of $5.5 million and a decrease from the net accretion of above- and below-market leases of $2.3 million, largely as the result of the ongoing expiration of leases in place at the time of our IPO.

Office Tenant Recoveries:  Total office tenant recoveries decreased by $0.5 million, or 1.3%, to $33.7 million for the nine months ended September 30, 2014, compared to $34.2 million for the nine months ended September 30, 2013.  The decrease was primarily due to a decrease in recoveries of $0.6 million from the properties that we owned throughout both years, partly offset by an increase in recoveries of $0.1 million from properties that we acquired in the second and third quarters of 2013. The decrease from the properties that we owned throughout both years primarily reflects lower occupancy in certain buildings as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $2.6 million, or 4.6%, to $58.5 million for the nine months ended September 30, 2014, compared to $56.0 million for the nine months ended September 30, 2013. The increase was primarily due to an increase of $1.5 million in parking and other income from properties that we owned throughout both years, as well as an increase in parking and other income of $1.1 million from properties that we acquired in the second and third quarters of 2013. The increase in parking and other income for the properties we owned throughout both years reflects higher parking cash revenue primarily due to increases in rates as well as higher utilization.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $2.4 million, or 4.2%, to $59.8 million for the nine months ended September 30, 2014, compared to $57.4 million for the nine months ended September 30, 2013.  The increase was due to to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Total office rental expenses increased by $5.1 million, or 3.9%, to $135.7 million for the nine months ended September 30, 2014, compared to $130.5 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in office rental expenses of $3.0 million for properties that we acquired in the second and in the third quarters of 2013, as well as an increase in office rental expenses of $2.1 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both years primarily reflects higher utilities expense.

Multifamily Rental Expenses:  Total multifamily rental expense increased by $0.4 million, or 2.5%, to $15.5 million for the nine months ended September 30, 2014, compared to $15.1 million for the nine months ended September 30, 2013.  The increase reflects higher utilities expense.

General and Administrative Expenses:  General and administrative expenses decreased by $0.5 million, or 2.6% to $20.2 million for the nine months ended September 30, 2014, compared to $20.7 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in employee and director equity compensation expense, as well as a decrease in employee compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $9.7 million, or 6.9%, to $151.2 million for the nine months ended September 30, 2014, compared to $141.5 million for the nine months ended September 30, 2013.  The increase was primarily due to depreciation and amortization of $6.8 million from properties that we owned throughout both periods, as well as depreciation and amortization of $2.9 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation of a building for a property in Los Angeles that we plan on redeveloping in 2015.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $8.5 million, or 203.5% to $12.6 million for the nine months ended September 30, 2014, compared to $4.2 million for the nine months ended September 30, 2013, and other expenses increased by $2.3 million, or 84.2% to $5.1 million for the nine months ended September 30, 2014, compared to $2.8 million for the nine months ended September 30, 2013. The increase in other income was primarily due to $6.1 million of insurance recoveries for property repairs related to a fire at one of our residential properties. Other income also increased due to the inclusion of the revenues of a health club at one of our office properties in Honolulu commencing in the second quarter of 2013. The increase in other expenses for the nine months ended September 30, 2014 similarly reflects the inclusion of the expenses for the health club.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our Funds was $2.7 million for the nine months ended September 30, 2014 compared to $3.3 million for the nine months ended September 30, 2013. The decrease was primarily due to higher interest expense of one of our Funds.

Interest Expense:  Interest expense decreased by $1.9 million, or 2.0%, to $95.9 million for the nine months ended September 30, 2014, compared to $97.8 million for the nine months ended September 30, 2013.  The decrease was primarily due to lower cash interest expense as result of lower debt balances. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured mortgages.  We had total indebtedness of $3.21 billion at September 30, 2014.  See Note 5 to our consolidated financial statements in Item 1 of this Report for details of our debt.

To mitigate the impact of fluctuations in short-term interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. Please see Note 7 to our consolidated financial statements in Item 1 of this Report for details of our derivatives.

As of September 30, 2014, approximately $2.97 billion, or 93%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.05% per annum (on an actual/360-day basis).  For information concerning the estimated impact of changes in market interest rates of our floating rate debt on our annual earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At September 30, 2014, our net consolidated debt (consisting of our $3.21 billion of borrowings under secured loans less our cash and cash equivalents of $12.5 million) represented 42% of our total enterprise value of $7.71 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the noncontrolling units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on September 30, 2014 (the last business day of the quarter) on the New York Stock Exchange of $25.67 per share.

Activity for the nine months ended September 30, 2014

For a description of our financing activities during the nine months ended September 30, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

On February 28, 2014, we loaned $27.5 million to the owner of the land under one of our buildings. The loan carries interest of 4.9%, is currently due and payable in 2015, and is secured by that land. See Notes 4 and 12 to our consolidated financial statements in Item 1 of this Report.

Short term liquidity

We expect to meet our operating liquidity requirements through cash provided by operations and our revolving credit facility.  At September 30, 2014, our revolving credit facility had an unused balance of $290.0 million. Please see Note 5 to our consolidated financial statements in Item 1 of this Report for details of our revolving credit facility.

On October 1, 2014, we closed a $145.0 million loan, and we used the proceeds to pay down a $111.9 million loan and the excess funds to fund the below mentioned acquisition that we made on October 16, 2014, also see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

On October 16, 2014, we purchased a Class "A" office property. We made use of our revolving credit facility and excess funds from our October 2014 loan refinancing to finance the acquisition. See "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

At October 31, 2014, our revolving credit facility had an unused balance of $228.0 million.

At September 30, 2014, we are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. We intend to finance the costs of these development projects through cash provided by operations and our revolving credit facility.

Excluding any other potential acquisitions and debt refinancings, we anticipate that our cash on hand, cash generated by operations, and our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an At-the-Market, or ATM, program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of September 30, 2014.

Commitments and other future expected transactions

At September 30, 2014, other than with respect to the October property acquisition disclosed above, we did not have any material commitments for acquisitions, and we do not have any debt scheduled to mature during the remainder of 2014. Excluding the loan with a scheduled 2015 maturity that we paid off on October 1, 2014, we do not have any other debt scheduled to mature in 2015. Please also see "Contractual Obligations" below.

We currently expect to pay $27.5 million to purchase the land under one of our buildings in 2015. See Notes 4 and Note 12 to our consolidated financial statements in Item 1 of this Report.

Contractual Obligations

For a description of our financing activities during the nine months ended September 30, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. As of September 30, 2014, other than these transactions during the first nine months of 2014, and the subsequent transactions in October that we disclosed above, there were no material changes to the information regarding contractual obligations included in our 2013 Annual Report on Form 10-K.

Cash Flows

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Our cash flows from operating activities primarily depend on factors including the occupancy level of our portfolio, the rental rates that we achieve on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $4.0 million to $194.7 million for the nine months ended September 30, 2014 compared to $190.7 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in operating income from our multifamily portfolio, insurance recoveries for property repairs related to a fire at one of our residential properties and lower cash interest expense.

Our net cash used in investing activities generally reflects cash used to fund property acquisitions, development and redevelopment projects, recurring and non-recurring capital expenditures and investments in our unconsolidated Funds.  Net cash used in investing activities decreased by $149.3 million to $83.1 million for the nine months ended September 30, 2014 compared to $232.4 million for the nine months ended September 30, 2013. The decrease primarily reflects the inclusion in 2013 of investments of $8.0 million to acquire additional interests in our Funds, contributions to our Funds of $26.4 million, and $150.0 million to acquire an office property, while the only significant transaction in 2014 included $27.5 million that we loaned to the owner of the land underlying one of our office properties.

Our net cash related to financing activities generally reflects the net impact of our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash used in financing activities decreased by $39.3 million to $143.4 million for the nine months ended September 30, 2014, compared to $182.7 million for the nine months ended September 30, 2013. The decrease primarily reflects greater repayments of borrowings in 2013 of $59.1 million.

Off-Balance Sheet Arrangements

We manage our Funds through which we and other institutional investors own a total of eight office properties. The capital that we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. Please see Note 15 to our consolidated financial statements in Item 1 of this Report for details of our Funds.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of their properties, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, at September 30, 2014:

Type of Debt	Principal Balance (in thousands)	Maturity Date	Effective Annual Fixed Interest Rate

Term loan (1)	$52,333	4/1/2016	5.67%
Term loan (2)	325,000	5/1/2018	2.35%
Total debt	$377,333
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on the loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of September 30, 2014 the maximum future payments under the swap agreement were approximately $5.1 million.  As of September 30, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend in part on prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our floating rate borrowings. However, our use of these instruments to hedge exposure to changes in interest rates does expose us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with high-quality financial counterparties. For a description of our debt and derivative contracts, please see Notes 5 and 7 to our consolidated financial statements included in Item 1 of this Report.

At September 30, 2014, $1.14 billion (35.6%) of our debt was fixed rate debt, $1.83 billion (57.0%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $238.1 million (7.4%) was unhedged floating rate debt. Based on the level of our unhedged floating rate debt outstanding at September 30, 2014, including the balance on our revolving credit line, a 50 basis point change in the one month USD London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $1.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the assumed change in rate. The sensitivity analysis does not take into consideration possible changes in the balances of our floating rate debt or the inability of our counterparties to perform under interest rate hedges.

Item 4.  Controls and Procedures

As of September 30, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended
September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales: We did not sell any unregistered securities during the three months ended September 30, 2014.

Purchases: We did not repurchase any of our shares of common stock during the three months ended September 30, 2014.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101    The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
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

DOUGLAS EMMETT, INC.

Date:	November 10, 2014	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	November 10, 2014	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer