Form 10-K
period 2014-12-31
Douglas Emmett Inc
filed 2015-02-27
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2014, was $3.81 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 145,298,143 shares of its common stock, $0.01 par value, outstanding as of February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2015 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such the global financial crisis that commenced in 2008;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in raising capital for our institutional funds;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties and operations;

•	failure to maintain our status as a Real Estate Investment Trust (REIT) under federal tax laws;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	conflicts of interest with our officers;

•	changes in real estate zoning laws and increases in real property tax rates;

•	the negative results of litigation or governmental proceedings; and

•	the consequences of any future terrorist attacks.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in our unconsolidated institutional real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. At December 31, 2014, we owned a consolidated portfolio of fifty-three office properties (including ancillary retail space) totaling approximately 13.5 million rentable square feet of space and 10 multifamily properties containing 3,336 apartment units, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2014, owned eight additional office properties totaling approximately 1.8 million square feet of space. We manage these eight properties alongside our consolidated portfolio; therefore we present our office portfolio statistics on a total portfolio basis, with a combined sixty-one Class A office properties totaling approximately 15.3 million square feet. All of our properties are concentrated in 9 premier Los Angeles County submarkets – Brentwood, Olympic Corridor, Century City, Santa Monica, Beverly Hills, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank, as well as in Honolulu, Hawaii.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•
Concentration of High Quality Office and Multifamily Assets in Premier Submarkets. First, we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. In addition, our diverse base of office tenants operates in a variety of legal, medical, entertainment, technology, financial and other professional businesses, reducing our dependence on any one industry. In 2012, 2013 and 2014, no tenant provided more than 10% of our total rental revenue and tenant reimbursements.

•
Disciplined Strategy of Acquiring Substantial Market Share. Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 24% share of the Class A office space in our targeted submarkets.

•
Proactive Asset and Property Management. Our fully integrated focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services. We believe this provides a key competitive advantage in managing our office portfolio, which at December 31, 2014 included 2,606 office leases with a median size of approximately 2,400 square feet, and our multifamily portfolio, which at December 31, 2014 included 3,336 apartment units. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration. Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases each business day. Finally, our in-house construction company allows us to compress the time required for building out many smaller spaces, so that we can reduce the resulting structural vacancy.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Some of our policies, like those covering losses due to terrorism, earthquakes and floods are insured subject to limitations involving substantial self-insurance portions and significant deductibles and co-payments for such events. In addition, most of our properties are located in Southern California, an area subject to an increased risk of earthquakes. While we presently carry earthquake insurance on our properties, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. We may reduce or discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. In addition, if certain of our properties are destroyed, we may not be able to rebuild them due to current zoning and land use regulations. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.

Competition

We compete with a number of developers, owners and operators of office and commercial real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may face pressure to reduce our rental rates below those that we currently charge, or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, our financial condition, results of operations, cash flows, per share trading price of our common stock and ability to satisfy our debt service obligations and pay dividends to our stockholders may be adversely affected.

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

The cities of Los Angeles and Santa Monica have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low and moderate-income housing regulations. Such laws and regulations limit our ability to increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. In addition, any failure to comply with low and moderate-income housing regulations in Hawaii could result in the loss of certain tax benefits and the forfeiture of rent payments. Although under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, increases in rental rates for renewing tenants are limited by Los Angeles and Santa Monica rent control regulations.

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

As of December 31, 2014, we owned an interest in a subsidiary which was intended to be treated as a qualified REIT subsidiary (QRS). The Internal Revenue Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2014, we owned interests in certain corporations which have elected to be treated as taxable REIT subsidiaries. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a taxable REIT subsidiary may not manage or operate a hotel or healthcare facility. A taxable REIT subsidiary is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its taxable REIT subsidiary, or the taxable REIT subsidiary’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be required to pay tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In the event that we fail to qualify for taxation as a REIT, distributions to our stockholders will not be deductible by us and will not be required to be made. Unless we are entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether we would be entitled to the statutory relief in all circumstances. Failure to qualify as a REIT for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

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

One of our Funds owns properties through an entity which is intended to also qualify as a REIT, and its failure to so qualify could have a similar impact on us.

Employees

As of December 31, 2014, we employed approximately 560 people.

Corporate Structure

Douglas Emmett, Inc. was formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our operating partnership, which was formed as a Delaware limited partnership on July 25, 2005. Our interest in our operating partnership entitles us to share in cash distributions, profits and losses of our operating partnership in proportion to our percentage ownership. As the sole stockholder of the general partner of our operating partnership, under its partnership agreement we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners.

Funds

We manage and own equity interests in two Funds, Douglas Emmett Fund X, LLC (Fund X), and Douglas Emmett Partnership X, LP (Partnership X), through which we and institutional investors own 8 office properties totaling 1.8 million square feet in our core markets.  Our ownership interest entitles us to a pro rata share of any distributions based on our ownership (a weighted average of 59.3% at December 31, 2014 based on square footage), additional distributions based on the total invested capital and a carried interest if the investors’ distributions exceed a hurdle rate.  We also receive fees and reimbursement of expenses for managing our unconsolidated Funds’ properties.

While the financial data in this Report does not include our Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our Funds, as we believe this presentation assists in understanding our business. For further information, see Note 18 to our consolidated financial statements in Item 15 of this Report.

Segments

We have two reportable segments: Office Properties and Multifamily Properties. Information related to our business segments for 2012, 2013 and 2014 is set forth in Note 16 to our consolidated financial statements in Item 15 of this Report.

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

Risks Related to Our Properties and Our Business

All of our properties (including the properties owned by our Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies. Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas. Because all of our properties are located in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the Los Angeles County and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, budget deficits, increases in real estate and other taxes, increased governmental regulations and subsequent increases in costs of compliance and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, droughts, wildfires and other events). In addition, California is also regarded as being more litigious and more highly regulated and heavily taxed than many other states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Los Angeles County and the surrounding region, or in Honolulu, or any decrease in demand for office space in the California or Hawaii markets could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure any level of growth in the Los Angeles County or Honolulu economies or of our company.

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

•
reductions in the level of demand for commercial space and residential units, including from changes in space utilization, and changes in the relative popularity of our properties or the type of space we provide;

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

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, continued legislative uncertainty related to federal and state spending and tax policy, or the public perception that any of these events may occur, could result in a general decline in rents and property values and an increased incidence of defaults under existing leases. If we cannot operate our properties effectively, or if we do not acquire desirable properties, and when appropriate dispose of properties, on favorable terms at appropriate times, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected. There can be no assurance that we can achieve our return objectives.

We have a substantial amount of indebtedness, which exposes us to interest rate fluctuation risk, may affect our ability to pay dividends, and may expose us to the risk of default under our debt obligations. As of December 31, 2014, our total consolidated indebtedness was approximately $3.44 billion. We may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs.

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

If any one of these events were to occur, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Financial downturns may adversely affect our business and performance. Our operations and performance depend on general economic conditions. The United States economy recently experienced a financial crisis and recession. The downturn had a negative impact on the global credit markets, which was stopped with significant economic stimulus. If this reoccurs or other factors affect the availability of credit to us, we might not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our Funds’ ability to make distributions to its respective members, including us.

The economic downturn adversely affected, and any recurrence may continue to adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies and defaults of our tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Overall, these factors resulted in uncertainty in the real estate markets. As a result, the valuation of real-estate related assets has been volatile and may be volatile in the future.  This volatility in the markets may make it more difficult for us to obtain adequate financing or realize gains on our investments, which could have an adverse effect on our business and results of operations.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we experience lease roll-down from time to time. As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn such as the recent global economic downturn and the desirability of our properties compared to other properties in our submarkets, the rents we realize on new leases have been less than our in-place rents, and that trend could continue. Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds, and/or adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

In order to successfully compete against other properties, we must spend money to maintain, repair, and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance. Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio or to the economies of the regions in which they are located, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the United States and the pricing thereof. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters. We may reduce or discontinue earthquake or any other insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage discounted for the risk of loss.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, asbestos, riots or war. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we have not and do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

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

Terrorism and other factors affecting demand for our properties could harm our operating results. The strength and profitability of our business depends on demand for and the value of our properties. Possible future terrorist attacks or war may have a negative impact on our operations, even if they are not directed at our properties. In addition, the terrorist attacks can substantially affect the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and have a negative impact on our operations.

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

•
Allowing unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Rendering us unable to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	The requirement of significant management attention and resources to remedy any damages that result;

•	Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage to our reputation among our tenants and investors generally.

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties. We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, or if they offer large improvement allowances or other concessions, we may lose existing or potential tenants, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, may be adversely affected.

In addition, all of our multifamily properties are located in developed areas that include a significant number of other multifamily properties, as well as single-family homes, condominiums and other residential properties. The number of competitive multifamily and other residential properties in a particular area could have a materially adverse effect on our ability to lease units and on our rental rate.

We may be unable to renew leases or lease vacant space. As of December 31, 2014, 7.5% of the square footage of the properties in our total office portfolio, including 8.0% of our consolidated office portfolio, was available for lease. As of December 31, 2014, 17.0% of leases (representing 9.4% of the square footage) in our total portfolio, including 17.1% of leases (representing 9.3% of the square footage) in our consolidated portfolio, were scheduled to expire in 2015. In addition, as of December 31, 2014, approximately 0.6% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are originally renewable on an annual basis at the tenant’s option and, if not renewed or terminated, automatically convert to month-to-month terms. Our leases may not be renewed, in which case we must find new tenants for that space. To attract new tenants or retain existing tenants, particularly in periods of contraction, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

Furthermore, as part of our business strategy, we have focused and intend to continue to focus on securing smaller-sized tenants for our office portfolios. Smaller tenants may present greater credit risks and be more susceptible to economic downturns than larger tenants, and may be more likely to cancel or elect not to renew their leases. In addition, we intend to actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that any new tenancies will be established at or above market rates. If the rental rates for our properties decrease, other tenant incentives increase, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders, would be adversely affected.

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

We cannot assure that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs and may find it difficult to sell any affected properties.

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties. The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations that increase such delays or result in additional costs will not be adopted. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a materially adverse effect on our business, financial condition and results of operations.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants. Certain states and municipalities have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, such as the Cities of Los Angeles and Santa Monica, have enacted rent control legislation. All but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations. In addition, we have agreed to provide low- and moderate-income housing in many of the units in our Honolulu multifamily portfolio in exchange for certain tax benefits. We presently expect to continue operating and acquiring properties in areas that either are subject to these types of laws or regulations or where legislation with respect to such laws or regulations that may be enacted in the future. Such laws and regulations limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Similarly, compliance procedures associated with rent control statutes and low- and moderate-income housing regulations could have a negative impact on our operating costs, and any failure to comply with low- and moderate-income housing regulations could result in the loss of certain tax benefits and the forfeiture of rent payments. In addition, such low- and moderate-income housing regulations require us to rent a certain number of units at below-market rents, which has a negative impact on our ability to increase cash flows from our properties subject to such regulations. Furthermore, such regulations may negatively impact our ability to attract higher-paying tenants to such properties.

We may be unable to complete acquisitions that would grow our business, and even if consummated, we may fail to successfully integrate and operate acquired properties.  Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them is subject to significant risks, including the following:

•	we may be unable to acquire desired properties because of competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase the purchase price of a desired property;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt financing, equity financing, or private equity contributions to consummate an acquisition or, if obtained, financing may not be on favorable terms;

•	our cash flows may be insufficient to meet our required principal and interest payments;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
we may spend significant time and money on potential acquisitions that we do not consummate, as agreements for the acquisition of office properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations;

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

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected.

We may be unable to successfully expand our operations into new markets. If the opportunity arises, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire, integrate and operate properties in our current markets is also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We are exposed to risks associated with property development. We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to certain risks, including, without limitation:

•
We may not complete development or redevelopment project on schedule or within budgeted amounts(including as a result of risks beyond our control, such as weather or labor conditions or material shortages);

•	We may expend funds on and devote time to development or redevelopment of properties that we may not complete;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	We may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation or objections; and

•	We may fail to obtain the financial results expected from properties we acquire, develop, or redevelop.
While we have developed and redeveloped properties in the past, we have only do so in a limited manner in recent years, which could adversely affect our ability to acquire, develop or redevelop properties or to achieve expected performance. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

We are exposed to certain risks when we participate in joint ventures or issue securities of our subsidiaries, including our operating partnership. We have and may in the future develop or acquire properties with, or raise capital from, third parties through partnerships, joint ventures or other entities, or through acquiring or disposing of non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture or other entity. This may subject us to risks that may not be present with other methods of ownership, including for example the following:

•
We might not be able to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•
Partners or co-venturers might default on their obligations including those related to capital contributions, debt financing or interest rate swaps, which could delay acquisition, construction or development of a property or increase our financial commitment to the partnership or joint venture;

•
Conflicts of interests with our partners or co-venturers as result of matters such as different needs for liquidity, assessments of the market or tax objectives; ownership of competing interests in other properties; and other business interests, policies or objectives that are competitive or inconsistent with ours;

•
If such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may surfer significant impacts, including having to dispose of our interest in such entity (if that is possible) or even losing our status as a REIT;

•
Our assumptions regarding the tax impact of any structure or transaction could prove to be incorrect, and we might be exposed to significant taxable income, property tax reassessments or other liability, including any liability to third parties we may assume as part of the transaction or otherwise;

•
Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses, affect our ability to develop or operate a property and/or prevent our officers and/or directors from focusing their time and effort on our business; and

•	We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

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

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may elect to distribute the minimum amount to remain compliant with REIT requirements or use stock to the extent permitted, while retaining excess capital for future operations. We may use borrowed funds to make distributions or pay some of the required distributions in equity. Our annual distributions may exceed estimated cash available from operations. While we may fund the difference out of excess cash or by incurring additional debt, if necessary, our inability to make, or election to not make, the expected distributions could result in a decrease in the market price of our common stock.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. From time to time we may dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

Our executive officers will have significant influence over our affairs.  At December 31, 2014, our executive officers owned approximately 4% of our outstanding common stock, but they would own approximately 22% assuming that they convert all of their interests in our operating partnership into common stock and exercise all of their options for common stock. As a result, our executive officers, to the extent they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Under their employment agreements, certain of our executive officers will receive severance if they are terminated without cause or resign for good reason. We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer, Theodore E. Guth and Kevin A. Crummy, which provide each executive with severance if they are terminated without cause or resign for good reason (including following a change of control) based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP units, options or outperformance grants. In addition, these executive officers would not be restricted from competing with us after their departure.

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

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business. Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer, Theodore E. Guth and Kevin A. Crummy. If we lose the services of any member of our executive officers, our business may be significantly impaired. In addition, many of our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results. An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. See "New Accounting Pronouncements" in Note 2 to our consolidated financial statements in Item 15 of this Report. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

One of our Funds owns properties through an entity which is intended to also qualify as a REIT, and we may in the future use other structures that include REITs. The failure of of any such entities to qualify as a REIT could have similar impacts to our own failure.

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

REIT stockholders can receive taxable income without cash distributions. Under certain circumstances, REITs are permitted to pay any required dividends in shares of their stock rather than in cash. If we were to avail ourselves of that option, our stockholders could have to pay taxes on our taxable income without any cash distributions to pay the resulting cash.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our total portfolio of seventy-one properties consists of fifty-three office properties that we directly own and operate, eight office properties that we operate and indirectly own through our equity interest in our Funds, and ten wholly-owned multifamily properties. We also own the fee interests in two parcels of land subject to ground leases. Our properties are located in the Brentwood, Olympic Corridor, Century City, Beverly Hills, Santa Monica, Westwood, Sherman Oaks/Encino, Warner Center/Woodland Hills and Burbank submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio

As of December 31, 2014, we owned 100% of all properties in our total office portfolio, except eight properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest. The measurements below are based on Building Owners and Managers Association (BOMA) 1996 remeasurement. The following table sets forth submarket data with respect to our total office portfolio properties as of December 31, 2014:

Office Portfolio by Submarket	Number of Properties	Rentable Square Feet (1)	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(2)	Our Market Share in Submarket
Beverly Hills	9	1,860,656	12.1%	7,741,422	21.2%
Brentwood	14	1,700,975	11.1	3,356,126	50.7
Burbank	1	420,949	2.7	6,733,458	6.3
Century City	3	916,952	6.0	10,064,599	9.1
Honolulu	4	1,716,709	11.2	5,088,599	33.7
Olympic Corridor	5	1,098,074	7.2	3,014,329	36.4
Santa Monica	8	972,957	6.4	8,709,282	11.2
Sherman Oaks/Encino	12	3,372,131	22.0	6,171,530	54.6
Warner Center/Woodland Hills	3	2,856,441	18.7	7,203,647	39.7
Westwood	2	396,808	2.6	4,443,398	8.9
Total	61	15,312,652	100.0%	62,526,390	24.1%
____________________________________________________

(1)
Based on Building Owners and Managers Association (BOMA) 1996 remeasurement. Total consists of 13,988,861 leased square feet (includes 299,553 square feet with respect to signed leases not commenced), 1,148,295 available square feet, 113,820 building management use square feet, and 61,676 square feet of BOMA 1996 adjustment on leased space.

(2)	Source: CB Richard Ellis

Office Portfolio Occupancy and In-place Rents

The following table presents our total office portfolio occupancy and in-place rents as of December 31, 2014:

Office Portfolio by Submarket	Percent Leased (1)	Annualized Rent (2)	Annualized Rent Per Leased Square Foot (3)
Beverly Hills	97.6%	$71,814,590	$40.94
Brentwood	93.5	57,808,560	37.02
Burbank	100.0	15,991,862	37.99
Century City	97.2	34,352,716	38.80
Honolulu	88.7	49,833,814	34.00
Olympic Corridor	95.5	30,503,639	30.50
Santa Monica (4)	99.4	51,295,940	54.69
Sherman Oaks/Encino	93.1	96,952,150	31.80
Warner Center/Woodland Hills	83.8	61,986,061	27.66
Westwood	94.9	13,403,008	35.89
Total / Weighted Average	92.5	$483,942,340	35.35
______________________________________________________

(1)	Includes 299,553 square feet with respect to signed leases not yet commenced.

(2)
Represents annualized cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements (excluding signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)	Represents annualized rent divided by leased square feet (excluding signed leases not commenced).

(4)	Includes $1,432,927 of annualized rent attributable to our corporate headquarters.

Office Tenant Diversification

Our total office portfolio currently consists of approximately 2,606 office leases in a variety of industries, including legal, financial services, entertainment, real estate and accounting and consulting. The following table sets forth information regarding tenants with 1.0% or more of annualized rent in our total office portfolio as of December 31, 2014:

Office Portfolio by Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent(2)	Percent of Annualized Rent
Time Warner (3)	3	3	2017-2023	580,812	3.8%	$21,513,884	4.4%
William Morris Endeavor	1	1	2027	181,215	1.2	9,067,624	1.9
The Macerich Partnership, L.P.	1	1	2018	90,832	0.6	4,940,295	1.1
Total	5	5		852,859	5.6%	$35,521,803	7.4%
_____________________________________________________

(1)
Expiration dates are per leases and do not assume exercise of renewal, extension or termination options. For tenants with multiple leases, the ranges reflect all leases other than storage, ATM and similar leases.

(2)
Represents annualized cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2014 (does not include 299,553 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
Includes a 10,000 square foot lease expiring in December 2017, a 150,000 square foot lease expiring in April 2016 (the existing subtenant has leased 101,000 square feet of this space commencing on expiration of the current lease and continuing until July 2023), and a 421,000 square foot lease expiring in September 2019 with an option to terminate the lease in September 2016.

Office Lease Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2014:

Industry	Number of Leases	Annualized Rent as a Percent of Total
Legal	517	18.9%
Entertainment	185	14.1
Financial Services	331	13.8
Real Estate	203	9.3
Health Services	348	8.6
Accounting & Consulting	314	8.5
Retail	186	6.7
Insurance	119	5.9
Technology	122	4.7
Advertising	74	2.6
Public Administration	79	2.4
Educational Services	29	1.8
Other	99	2.7
Total	2,606	100.0%

Office Lease Distribution

The following table sets forth information relating to the distribution of leases in our total office portfolio based on rentable square feet leased as of December 31, 2014:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)	Square Feet as a Percent of Total	Annualized Rent (2)	Annualized Rent as a Percent of Total
2,500 or less	1,335	51.2%	1,844,445	12.0%	$64,645,500	13.4%
2,501-10,000	956	36.7	4,582,430	29.9	156,819,070	32.4
10,001-20,000	208	8.0	2,833,310	18.5	102,842,052	21.2
20,001-40,000	80	3.1	2,091,842	13.7	72,158,756	14.9
40,001-100,000	22	0.8	1,331,340	8.7	50,753,977	10.5
Greater than 100,000	5	0.2	1,005,941	6.6	36,722,985	7.6
Subtotal	2,606	100.0%	13,689,308	89.4%	$483,942,340	100.0%
Signed leases not commenced			299,553	2.0
Available			1,148,295	7.5
Building Management Use			113,820	0.7
BOMA Adjustment (3)			61,676	0.4
Total	2,606	100.0%	15,312,652	100.0%	$483,942,340	100.0%
____________________________________________________

(1)	Average tenant size is approximately 5,300 square feet. Median is approximately 2,400 square feet.

(2)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2014 (does not include 299,553 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(3)	Represents square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Office Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2014, plus available space, in our total office portfolio assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent(1)	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(2)	Annualized Rent Per Leased Square Foot at Expiration(3)
Short Term Leases(4)	57	209,662	1.4%	$6,224,797	1.3%	$29.69	$30.10
2015	443	1,438,177	9.4	48,469,169	10.0	33.70	34.11
2016	526	2,088,148	13.6	72,763,925	15.0	34.85	36.23
2017	508	2,216,236	14.5	74,031,812	15.3	33.40	35.71
2018	349	1,729,145	11.3	65,506,660	13.5	37.88	41.11
2019	268	1,707,763	11.1	59,488,861	12.3	34.83	38.90
2020	183	1,390,939	9.1	48,880,255	10.1	35.14	40.04
2021	100	860,343	5.6	31,467,278	6.5	36.58	42.72
2022	55	482,419	3.1	17,253,861	3.6	35.77	41.84
2023	47	668,708	4.4	21,678,722	4.5	32.42	41.29
2024	43	298,629	2.0	11,317,797	2.3	37.90	47.08
Thereafter	27	599,139	3.9	26,859,203	5.6	44.83	61.99
Subtotal	2,606	13,689,308	89.4	483,942,340	100.0	35.35	39.38
Signed leases not commenced		299,553	2.0
Available		1,148,295	7.5
Building management use		113,820	0.7
BOMA adjustment (5)		61,676	0.4
Total/Weighted Average	2,606	15,312,652	100.0%	$483,942,340	100.0%	$35.35	$39.38
_____________________________________________________

(1)
Represents annualized monthly cash base rent (i.e. excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of December 31, 2014 (does not include 299,553 square feet with respect to signed leases not yet commenced). For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

(2)	Represents annualized base rent divided by leased square feet.

(3)	Represents annualized base rent at expiration divided by leased square feet.

(4)	Represents leases that expired on or before the measurement date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.

(5)	Represents the square footage adjustments for leases that do not reflect BOMA 1996 remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2014	2013	2012
Renewals (1)
Number of leases	424	420	415
Square feet	2,144,407	1,647,095	1,645,755
Tenant improvement costs per square foot (2)(3)	$11.83	$9.95	$9.08
Leasing commission costs per square foot (2)	$6.59	$6.29	$6.30
Total tenant improvement and leasing commission costs (2)	$18.42	$16.24	$15.38

New leases (4)
Number of leases	309	304	293
Square feet	996,381	1,080,124	1,026,939
Tenant improvement costs per square foot (2)(3)	$25.18	$19.22	$18.38
Leasing commission costs per square foot (2)	$9.37	$8.27	$8.11
Total tenant improvement and leasing commission costs (2)	$34.55	$27.49	$26.49

Total
Number of leases	733	724	708
Square feet	3,140,788	2,727,219	2,672,694
Tenant improvement costs per square foot (2)(3)	$16.07	$13.62	$12.65
Leasing commission costs per square foot (2)	$7.47	$7.08	$7.00
Total tenant improvement and leasing commission costs (2)	$23.54	$20.70	$19.65
______________________________________________________

(1)	Includes retained tenants that have relocated or expanded into new space within our portfolio.

(2)	Tenant improvement and leasing commissions are listed in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(3)
Tenant improvement costs l based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted, at the time the lease commenced.

(4)	Excludes retained tenants that have relocated or expanded into new space within our portfolio.

Multifamily Portfolio

The following tables present data with respect to our wholly-owned multifamily portfolio, including occupancy and in-place rents, as of December 31, 2014:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total
Brentwood	5	950	28%
Honolulu	3	1,566	47
Santa Monica	2	820	25
Total	10	3,336	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent per Lease Unit
Brentwood	99.6%	$26,604,828	$2,344
Honolulu (2)	99.6	31,963,632	1,712
Santa Monica(3)	98.5	25,022,472	2,581
Total / Weighted Average	99.3%	$83,590,932	$2,105
_______________________________________________________

(1)	Represents annualized monthly multifamily rental income under leases commenced as of December 31, 2014.

(2)
In calculating the percentage of units leased, we removed from the numerator and denominator 4 units at one property which are temporarily unoccupied as a result of damage related to a fire, even though the lost rent from those units is being covered by insurance.

(3)	Excludes 10,013 square feet of ancillary retail space, generating $310,921 of annualized rent as of December 31, 2014.

Historical Capital Expenditures

The following table sets forth certain information regarding historical recurring capital expenditures in our consolidated office portfolio:

	Year Ended December 31,
Office	2014	2013	2012
Recurring capital expenditures(1)	$2,621,991	$3,089,080	$2,741,468
Total Square Feet(2)	12,856,137	12,854,464	11,894,253
Recurring capital expenditures per square foot	$0.20	$0.24	$0.23
____________________________________________________

(1)
Recurring capital expenditures include building improvements and leasing costs required to maintain current revenues once a property has been stabilized, including capital expenditures and leasing costs for acquired buildings being stabilized, for newly developed space and for upgrades to improve revenues or operating expenses, and well as those resulting from casualty damage or bringing the property into compliance with governmental requirements.

(2)
Excludes the square footage attributable to the properties that we acquired in the respective period and which did not have any recurring capital expenditures. For 2014, the excluded properties included a a 216,000 square foot office property adjacent to Beverly Hills that we acquired in October 2014. For 2013, the excluded properties included a 225,000 square foot office property in Beverly Hills that we acquired in May 2013 and a 191,000 square foot office property in Encino that we acquired in August 2013. We did not acquire any properties in 2012. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

The following table sets forth certain information regarding historical recurring capital expenditures in our multifamily portfolio:

	Year Ended December 31,
Multifamily(1)	2014	2013	2012
Recurring capital expenditures(2)	$1,336,465	$1,015,692	$1,245,197
Total units	2,868	2,868	2,868
Recurring capital expenditures per unit	$466	$354	$434
____________________________________________________

(1)
Excludes a 468 unit multifamily property in Honolulu that we acquired in December 2014. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

(2)
Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. Historically, when a tenant has vacated one of these units, we have generally spent between approximately $30,000 and $45,000 per unit, depending on apartment size, to bring the unit up to our standards. We characterize these expenditures as non-recurring capital expenditures. Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “DEI”. On December 31, 2014, the reported closing sale price per share of our common stock on the New York Stock Exchange was $28.40. The following table shows our dividends declared, and the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Dividend declared	$0.20	$0.20	$0.20	$0.21
Common Stock Price
High	$27.43	$29.29	$29.38	$28.88
Low	$23.40	$26.31	$25.67	$25.61

2013
Dividend declared	$0.18	$0.18	$0.18	$0.20
Common Stock Price
High	$25.32	$28.18	$26.53	$25.54
Low	$23.29	$23.74	$22.41	$22.27

Holders of Record

We had 20 holders of record of our common stock on February 20, 2015. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We typically pay quarterly dividends to common stockholders at the discretion of the Board of Directors. Dividend amounts depend on our available cash flows, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Board of Directors deems relevant.

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

The following graph compares the cumulative total stockholder return on the common stock of Douglas Emmett, Inc. from December 31, 2009 to December 31, 2014 with the cumulative total return of the Standard & Poor’s 500 Index and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2009, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data on an historical basis, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included elsewhere in this report:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data (in thousands):
Total office revenues	$519,422	$514,600	$505,276	$505,077	$502,700
Total multifamily revenues	80,117	76,936	73,723	70,260	68,144
Total revenues	599,539	591,536	578,999	575,337	570,844
Operating income	167,854	178,691	175,810	152,474	140,027
Income (Loss) attributable to common stockholders	44,621	45,311	22,942	1,451	(26,423)
Per Share Data:
Income (Loss) per share - basic	$0.31	$0.32	$0.16	$0.01	$(0.22)
Income (Loss) per share - diluted	$0.30	$0.31	$0.16	$0.01	$(0.22)
Weighted average common shares outstanding (in thousands):
Basic	144,013	142,556	139,791	126,187	122,715
Diluted	176,221	174,802	173,120	159,966	122,715
Dividends declared per common share	$0.81	$0.74	$0.63	$0.49	$0.40

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (in thousands):
Total assets	$5,954,596	$5,847,789	$6,103,807	$6,231,602	$6,279,289
Secured notes payable and revolving credit facility	3,435,290	3,241,140	3,441,140	3,624,156	3,668,133
Other Data:
Number of consolidated properties(1)	63	61	59	59	59

(1)	All properties are wholly-owned by our operating partnership, except one property owned by a consolidated joint venture in which we held a two-thirds interest.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately after the table of contents.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties. As of December 31, 2014:

•
Our consolidated portfolio of properties included fifty-three Class A office properties (including ancillary retail space) totaling 13.5 million rentable square feet and ten multifamily properties containing 3,336 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio consisted of sixty-one Class A office properties aggregating 15.3 million rentable square feet, consisting of both our consolidated office properties and eight properties owned by our Funds (in which we own a weighted average of 59.3% based on square footage).

•	Our consolidated office portfolio was 92.0% leased and 90.2% occupied and our total office portfolio was 92.5% leased and 90.5% occupied.

•	Our multifamily properties were 99.3% leased and 98.2% occupied.

•	Approximately 83.7% of the annualized rent of our consolidated portfolio was contributed by our office properties and the remaining 16.3% was contributed by our multifamily properties.

•
Approximately 84.0% of the annualized rent of our consolidated portfolio was contributed by our Los Angeles County office and multifamily properties and the remaining 16.0% was contributed by our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Development: We are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are working on an additional 500 apartments at our Moanalua Hillside Apartments in Honolulu. We have targeting completing construction in 2016 or 2017 at a cost of approximately $120 million, which includes the cost of upgrading the existing 696 apartments, improving the parking and landscaping, building a new leasing and management office, and building a new recreation building with a fitness facility, a new pool and deck area.

•
In Los Angeles, we are seeking to build a high rise apartment project currently projected to include 376 apartments. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before late 2015. We expect the cost of this development to be approximately $100 million to $120 million.

Financings:

•
During the first quarter of 2014, we refinanced a $16.1 million loan that was scheduled to mature on March 3, 2014, lowering the interest rate to LIBOR + 1.60% and extending the maturity date to March 1, 2016.

•
On October 1, 2014, we closed a $145.0 million interest only five year term loan with a floating interest rate of LIBOR + 1.25%. We used $111.9 million of the proceeds to pay off an existing loan that was scheduled to mature on February 1, 2015 and the remaining proceeds for an acquisition.

•	On December 24, 2014, we closed a $20.0 million interest only one year term loan with a floating interest rate of LIBOR + 1.45%.

See Note 6 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt.

Acquisitions and Dispositions:

•	During the second quarter of 2014, we acquired a very small land parcel in connection with our Moanalua apartment development project.

•	On October 16, 2014, we purchased a 216,000 square foot Class "A" multi-tenant office property adjacent to Beverly Hills for $74.5 million, or approximately $345 per square foot.

•	On December 30, 2014, we purchased a 468 unit multifamily property in Honolulu for $146.0 million, or approximately $312,000 per unit.

•
On December 29, 2014, we agreed to purchase a 224,000 square foot Class “A” multi-tenant office property in Encino for $89.0 million, or approximately $397 per square foot. Subject to typical closing conditions, the purchase is scheduled to close in the first quarter of 2015.

See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a 79,000 square foot office property in Honolulu in which we own a two-thirds interest, and a a 413,000 square foot office property which included a 35,000 square foot store on which we expect to develop a residential tower.

Results of Operations and Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013 and 2012 are the consolidated financial statements of Douglas Emmett, Inc. and our subsidiaries including our operating partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. The comparability of our results of operations during this period was affected by a number of acquisitions: two properties that we acquired in each of 2014 and 2013, and additional interests that we acquired in our Funds in both 2012 and 2013. See Notes 3 and 18 to our consolidated financial statements in Item 15 of this Report.

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

FFO increased by $11.0 million, or 4.2%, to $271.0 million for 2014 compared to $260.1 million for 2013. The increase was primarily due to (i) increased operating income from our multifamily portfolio due to higher rents, which primarily reflects higher rental rates, (ii) additional operating income from our office properties that we acquired in 2013 and 2014, (iii) an increase in our share of the FFO of our unconsolidated funds, (iv) insurance recoveries related to property damage, and (v) a decrease in interest expense as a result of lower debt balances. FFO (adjusted for our terminated swaps)(see footnote to table below) increased by $24.7 million, or 10.5%, to $260.1 million for 2013 compared to $235.4 million for 2012. The increase was primarily due to (i) an increase in operating income from our office portfolio due to properties that we acquired in 2013, (ii) an increase in operating income from our multifamily portfolio due to increases in rental rates, (iii) an increase in our share of the FFO of our unconsolidated funds due to lower interest expense of one of our Funds as a result of a debt refinancing, as well as (iv) a decrease in interest expense as a result of the maturing of $340.0 million in notional amount of interest rate swaps in the first quarter of 2013.

The table below (in thousands) reconciles our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
	2014	2013	2012
Funds From Operations (FFO)
Net income attributable to common stockholders	$44,621	$45,311	$22,942
Depreciation and amortization of real estate assets	202,512	191,351	184,849
Net income attributable to noncontrolling interests	8,233	7,526	5,403
Less: adjustments attributable to consolidated joint venture and unconsolidated investment in real estate funds (1)	15,670	15,894	13,311
FFO (before adjustments for terminated swaps)	271,036	260,082	226,505
Amortization of accumulated other comprehensive income as a result of terminated swaps (2)	—	—	8,855
FFO (after adjustments for terminated swaps)	$271,036	$260,082	$235,360
___________________________________________________
(1) Adjusts for (i) the portion of each listed adjustment item that is attributed to the noncontrolling interest in our consolidated joint venture and (ii) the effect of each listed adjustment item on our share of the results of our unconsolidated Funds.

(2)
In 2012, GAAP net income was reduced by amortization expense as a result of swaps terminated in December 2011 in connection with the refinancing of related loans. In calculating FFO, we treat interest rate swaps as terminated for all purposes in the quarter of termination. In contrast, under GAAP, terminated swaps can continue to impact net income over their original lives as if they were still outstanding.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio:

	Year Ended December 31,
Historical straight-line rents:(1)	2014	2013	2012	2011	2010
Average rental rate(2)	$35.93	$34.72	$32.86	$32.76	$32.33
Annualized lease transaction costs(3)	$4.66	$4.16	$4.06	$3.64	$3.68
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

During the fourth quarter of 2014, we experienced positive rent roll up, with the average straight-line rent of $39.39 under new and renewal leases that we signed in the quarter averaging 6.2% greater than the average straight-line rent of $37.10 under the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average starting rental rates, and (ii) more leases containing annual rent escalations in excess of 3% per annum. Quarterly fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific quarter difficult.

Our average starting cash rental rate on new leases of $37.58 signed during the fourth quarter of 2014 were 6.1% greater than the average starting cash rental rate on the expiring leases for the same space of $35.42, although, as a result of our high annual rent escalations, less than the average ending cash rental rate of $39.95 on those expiring leases.  However, the negative effect of cash rent roll downs, which affect approximately 10 to 16 percent of our office portfolio each year, was offset by the positive impact of the annual cash rent escalations in virtually all of our continuing in-place office leases.

Over the next four quarters, we expect to see expiring cash rents in our total office portfolio as presented in the table below:

	Three Months Ended
Expiring cash rents:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Expiring square feet (1)	255,892	415,506	262,304	504,475
Expiring rent per square foot (2)	$32.99	$34.32	$34.46	$34.33
___________________________________________________

(1)
Includes scheduled expirations for our total office portfolio, including our consolidated portfolio of fifty-three properties totaling 13.5 million square feet, as well as eight properties totaling 1.8 million square feet owned by our Funds. Expiring square footage reflects all existing leases that are scheduled to expire in the respective quarters shown above, excluding the square footage under leases where (i) the existing tenant renewed the lease prior to December 31, 2014, (ii) a new tenant has executed a lease on or before December 31, 2014 that will commence after December 31, 2014, (iii) early termination options are exercised after December 31, 2014, (iv) defaults occurring after December 31, 2014, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflect the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates: With respect to our residential properties, our average rent on leases to new tenants during the fourth quarter of 2014 was 6.6% higher than the rent for the same unit at the time it became vacant. The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio:

	Year Ended December 31,
Average annual rental rate - new tenants:	2014	2013	2012	2011	2010
Rental rate	$28,870	$27,392	$26,308	$24,502	$22,497

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates as of:	2014	2013	2012	2011	2010
Office Portfolio	90.5%	90.4%	89.6%	87.5%	86.9%
Multifamily Portfolio	98.2%	98.7%	98.7%	98.4%	98.4%

	Year Ended December 31,
Average Occupancy Rates(1)(2) for:	2014	2013	2012	2011	2010
Office Portfolio	90.0%	89.7%	88.3%	87.0%	88.0%
Multifamily Portfolio	98.5%	98.6%	98.5%	98.2%	98.3%
______________________________________________________

(1)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

(2)	Occupancy rates include the negative impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

Comparison of 2014 to 2013

Revenues

Office Rental Revenue: Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within our office properties and lease termination income. Total office rental revenue increased by $1.8 million, or 0.5%, to $396.5 million for 2014 compared to $394.7 million for 2013. The increase was primarily due to an increase in rental revenue of $8.3 million from properties that we acquired in the second and third quarters of 2013 and the fourth quarter of 2014, partly offset by a decrease in rental revenue of $6.5 million from the properties that we owned throughout both years. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decrease in our revenues of $5.5 million (on a straight line basis), as well as a decrease from the net accretion of above- and below-market leases of $2.6 million, largely as the result of the ongoing expiration of leases in place at the time of our IPO. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Office Tenant Recoveries: Total office tenant recoveries decreased by $0.7 million, or 1.5%, to $44.5 million for 2014, compared to $45.1 million for 2013. The decrease was primarily due to an decrease in recoveries of $0.9 million from the properties that we owned throughout both years, partly offset by an increase in recoveries of $0.2 million primarily from properties that we acquired in the second and third quarters of 2013 and the fourth quarter of 2014. The decrease from the properties that we owned throughout both years primarily reflects lower recoverable operating expenses as well as lower income from prior period reconciliations.

Office Parking and Other Income: Total office parking and other income increased by $3.7 million, or 5.0%, to $78.4 million for 2014 compared to $74.7 million for 2013. The increase was primarily due to an increase of $2.2 million in parking and other income from properties that we owned throughout both years, as well as an increase in parking and other income of $1.5 million primarily from properties that we acquired in the second and third quarters of 2013 and the fourth quarter of 2014. The increase in parking and other income for the properties that we owned throughout both years reflects increases in rates as well as higher utilization.

Multifamily Revenue: Total multifamily revenue increased by $3.2 million, or 4.1%, to $80.1 million for 2014 compared to $76.9 million for 2013.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses: Total office rental expense increased by $6.2 million, or 3.6%, to $181.2 million for 2014 compared to $175.0 million for 2013.  The increase was primarily due to an increase in office rental expenses of $3.7 million for properties that we acquired in the second and in the third quarters of 2013 and the fourth quarter of 2014, as well as an increase in office rental expenses of $2.6 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both years primarily reflects higher utilities expense.

Multifamily Rental Expenses: Total multifamily rental expense increased by $0.7 million, or 3.7%, to $20.7 million for 2014 compared to $19.9 million for 2013. The increase was primarily due to higher utilities expense.

General and Administrative Expenses:  General and administrative expenses increased by $0.7 million, or 2.7%, to $27.3 million for 2014, compared to $26.6 million for 2013. The increase was primarily because of the reversal of liability accruals that reduced expenses in 2013.

Depreciation and Amortization: Depreciation and amortization expense increased by $11.2 million, or 5.8%, to $202.5 million for 2014 compared to $191.4 million for 2013. The increase was primarily due to depreciation and amortization of $7.7 million from properties that we owned throughout both periods, as well as depreciation and amortization of $3.5 million primarily from properties that we acquired in the second and third quarters of 2013 and the fourth quarter of 2014. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation with respect to a former supermarket that we expect to demolish in connection with our residential development project in Los Angeles.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $11.3 million, or 176.1% to $17.7 million for 2014, compared to $6.4 million for 2013, and other expenses increased by $2.9 million, or 69.0% to $7.1 million for 2014, compared to $4.2 million for 2013. The increase in other income was primarily due to $6.2 million of insurance recoveries related to property repairs for damage from a fire at one of our residential properties, $2.2 million of accelerated accretion related to an above market ground lease for which we acquired the underlying fee in 2015, as well as an increase in revenues from a health club at one of our office properties in Honolulu that we commenced operating in the second quarter of 2013. The increase in other expenses similarly reflects the increase in expenses for the health club.

Income (Loss), including Depreciation, from Unconsolidated Real Estate Funds: Our share of the income, including depreciation, from our Funds increased by $0.6 million, or 19.9% to $3.7 million for 2014 compared to $3.1 million for 2013. The increase was primarily due to an increase in revenue for our Funds. See Note 18 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Interest Expense: Interest expense decreased by $2.0 million, or 1.6%, to $128.5 million for 2014, compared to $130.5 million for 2013.  The decrease was primarily due to lower debt balances. See Notes 6 and 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate contracts.

Acquisition Expenses: Acquisition expenses, which include the costs of both the acquisitions that we close and those we do not close, were $786,000 in 2014 and $607,000 in 2013. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Comparison of 2013 to 2012

Revenues

Office Rental Revenue: Total office rental revenue increased by $3.3 million, or 0.8%, to $394.7 million for 2013 compared to $391.4 million for 2012. The increase was primarily due to rental revenue of $6.4 million from properties that we acquired in the second and third quarters of 2013, partly offset by lower revenues from net accretion of above- and below-market leases which declined by $3.0 million in 2013 as the result of the ongoing expiration of leases that were in place at the time of our initial public offering (IPO).

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

General and Administrative Expenses:  General and administrative expenses decreased by $1.3 million, or 4.8%, to $26.6 million for 2013, compared to $27.9 million for 2012. The decrease was primarily due to a decrease in employee equity compensation expense as well as the reversal of accruals which reduced expenses in 2013.

Depreciation and Amortization: Depreciation and amortization expense increased by $6.5 million, or 3.5%, to $191.4 million for 2013 compared to $184.8 million for 2012.  The increase was primarily due to depreciation and amortization of $4.0 million from properties that we owned during both comparable periods, as well as depreciation and amortization of $2.5 million from properties that we acquired in the second and third quarters of 2013. The increase in depreciation and amortization for our comparable properties reflects accelerated depreciation of tenant improvements as a result of a tenant bankruptcy at one of our office properties in Honolulu, as well as accelerated depreciation with respect to a former supermarket that we expect to demolish in connection with our residential development project in Los Angeles.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $3.6 million, or 126.9%, to $6.4 million for 2013, compared to $2.8 million for 2012, and other expenses increased by $2.3 million, or 123.0% to $4.2 million for 2013, compared to $1.9 million for 2012. These changes primarily reflect the inclusion of the revenues and expenses of a health club at one of our office properties in Honolulu, which we commenced operating in the second quarter of 2013, in other income and other expenses, respectively. The club was previously operated by a third party tenant which paid us rent which was included in office revenues. Since that tenant rejected the lease after going bankrupt, a subsidiary of our consolidated joint venture has been operating the club while the building is being repositioned. In 2013, other income also included $431,000 of insurance proceeds that we received related to a fire at one of our residential properties.

Income (Loss), including Depreciation, from Unconsolidated Real Estate Funds: This amount represents our equity interest in the operating results from our Funds, including the operating income net of historical cost-basis depreciation, for the full year. Our share of the income (loss), including depreciation, from our Funds increased by $4.8 million to income of $3.1 million for 2013 compared to a loss of $1.7 million for 2012. The increase was primarily due to lower interest expense of one of our Funds, as a result of the refinancing of debt with lower principal and a lower effective interest rate, at the beginning of the second quarter of 2013. See Note 18 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Interest Expense: Interest expense decreased by $16.1 million, or 11.0%, to $130.5 million for 2013, compared to $146.7 million for 2012.  The decrease was primarily due to lower cash interest expense of $8.3 million as a result of the expiration of certain interest rate swaps in the first quarter of 2013, as well as a decrease in non-cash amortization of $8.8 million related to interest rate swaps that were terminated in 2012, partially offset by reduced non-cash amortization of loan premium of $1.1 million. See Notes 6 and 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate contracts.

Acquisition Expenses: Our 2013 results included $607,000 of acquisition expenses related to both completed and terminated acquisitions. For 2013, the acquired properties included a 225,000 square foot office property in Beverly Hills acquired in May 2013 and a 191,000 square foot office property in Encino acquired in August 2013. We did not acquire any properties in 2012. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured mortgages. We had total indebtedness of $3.44 billion at December 31, 2014. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt.

To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our derivatives.

As of December 31, 2014, approximately $2.97 billion, or 86.5%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.1% per annum (on an actual / 360-day basis). The weighted average remaining period during which the interest rate was fixed was 2.4 years. For more information regarding the estimated impact of changes in market interest rates on our annual earnings, please see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

At December 31, 2014, our net consolidated debt (consisting of our $3.44 billion of borrowings under secured loans less our cash and cash equivalents of $18.8 million) represented 40.4% of our total enterprise value of $8.45 billion. Our total enterprise value includes our net consolidated debt and the value of our common stock, the noncontrolling units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on December 31, 2014 (the last business day of the year) on the New York Stock Exchange of $28.40 per share.

Activity for 2014

For a description of our financing transactions during the year ended December 31, 2014, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

On February 28, 2014, we loaned $27.5 million to the owner of the fee interest under one of our buildings. The loan carried interest of 4.9% and was secured by that land. In February 2015, the loan was partly repaid and contributed to our operating partnership. See Notes 5, 13 and 19 to our consolidated financial statements in Item 15 of this Report.

Short term liquidity

We expect to meet our operating liquidity requirements through cash on hand, cash generated by operations, and if necessary, our revolving credit facility. At December 31, 2014, our revolving credit facility had an unused balance of $118.0 million. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information regarding our revolving credit facility.

On December 29, 2014, we entered into an agreement to purchase a 224 thousand square foot Class “A” multi-tenant office property in Encino for $89.0 million, or approximately $397 per square foot. Subject to typical closing conditions, the purchase is scheduled to close in the first quarter of 2015. See "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

We are currently developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. We intend to finance the costs of these development projects through cash provided by operations and our revolving credit facility.

Excluding any other potential acquisitions and debt refinancings, we anticipate that our cash on hand, cash generated by operations, and our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including units in our operating partnership, property dispositions and joint venture transactions. We have an At-the-Market, or ATM, program which would allow us to sell up to an additional $300.0 million of common stock, none of which has been sold as of December 31, 2014.

Commitments and other future expected transactions

We have no material debt maturities in 2015, however, during 2015, we expect to refinance $100.0 million of residential loans due in 2016 and 2017, a $400.0 million loan due in 2017, and to obtain permanent financing for our recent and announced acquisitions to pay off our floating rate credit line.

Contractual obligations

The table below presents (in thousands) our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2014:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Debt obligations(1)	$3,435,290	$22,267	$728,749	$2,296,194	$388,080
Ground lease payments(2)	52,775	733	1,466	1,466	49,110
Purchase commitments related to in progress capital expenditures and tenant improvements	5,964	5,964	—	—	—
Total	$3,494,029	$28,964	$730,215	$2,297,660	$437,190
____________________________________________________

(1)
Represents the future principal payments due on our secured notes payable and revolving credit facility. For detail of the interest rates that determine our periodic interest payments related to our debt obligations, see Note 6 to our consolidated financial statements in Item 15 of this Report.

(2)	Represents the future minimum ground lease payments. For more detail, see Note 14 to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Our cash and cash equivalents were $18.8 million and $44.2 million at December 31, 2014 and 2013, respectively.

Comparison of 2014 to 2013

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, and the level of operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $3.2 million to $246.7 million for 2014 compared to $243.5 million for 2013. The increase was primarily due to an increase in cash operating income from our multifamily portfolio, an increase in the cash operating income from our office portfolio, a decrease in cash general and administrative expense and lower cash interest expense.

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $73.4 million to $320.0 million for 2014 compared to $246.6 million for 2013. The increase was primarily due to an increase in cash used to fund property acquisitions in 2014. See Note 3 to our consolidated financial statements in Item 15 of this Report.

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively. Our financing activities provided net cash of $47.9 million for 2014, compared to net cash used of $326.0 million for 2013. The increase in net cash provided was primarily due to increased net borrowings in 2014.

Off-Balance Sheet Arrangements

We manage our Funds through which we and other institutional investors acquired a total of eight office properties. The capital that we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 18 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Other than operating cash flows, we do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of their properties, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds at December 31, 2014:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate
Fixed rate term loan (1)	$52.0	4/1/2016	5.67%
Variable rate term loan (2)	325.0	5/1/2018	2.35%
	$377.0
_____________________________________________________

(1)	This loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on the loan is fixed.

(2)
This loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of December 31, 2014, the maximum future payments under the swap agreement were $4.6 million.  As of December 31, 2014, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and lease intangibles, and above and below market leases). These determinations, which are inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 15 of this Report.

Investment in Real Estate

We determine the fair values of our tangible assets on an ‘‘as-if-vacant’’ basis. We use our estimates of future cash flows and other valuation techniques to allocate the purchase price of each acquired property among land, buildings and improvements, tenant improvements and identifiable intangible assets such as amounts related to in-place at-market leases, and acquired above- and below-market ground and tenant leases. The estimated fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant lease values are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. Each of these estimates requires a great deal of judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because, for example, there would be less depreciation if we allocate more value to land. Similarly, if we allocate more value to the buildings as opposed to allocating the value to tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases. In accordance with GAAP, we may change our initial purchase price allocation up to 12 months from the acquisition date.

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

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of that asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or in one of our Funds, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property or equity investment. These losses have a direct impact on our net income, because recording an impairment loss would reduce our net income. We record assets that we have determined to dispose at the lower of the carrying amount or our estimate of fair value, less costs to sell. The evaluation of anticipated cash flows and other values is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If our strategy changes or market conditions otherwise dictate an earlier sale date, we may recognize an impairment loss, which could be material.

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

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform final reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. In addition, we record a capital asset for leasehold improvements constructed by us that are reimbursed by tenants, with the offsetting side of this accounting entry recorded to deferred revenue. The deferred revenue is amortized as additional rental revenue over the life of the related lease. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Monitoring of Rents and Other Receivables

We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. We also maintain an allowance for deferred rent to account for the possibility that some tenants may not complete their lease terms. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit. If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted.

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

For derivative instruments designated as cash flow hedges for accounting purposes, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the derivative to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these derivatives are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our derivatives are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' derivatives are reclassified to income (loss), including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges for accounting purposes are recognized as interest expense.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend in part on prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risk related to our floating rate borrowings. However, our use of these instruments to hedge exposure to changes in interest rates does expose us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with high-quality financial counterparties. For a description of our debt and derivative contracts see Notes 6 and 8 to our consolidated financial statements included in Item 15 of this Report.

At December 31, 2014, $1.14 billion (33.3%) of our debt was fixed rate debt, $1.83 billion (53.2%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates and $463.1 million (13.5%) was unhedged floating rate debt. Based on the level of unhedged floating rate debt outstanding at December 31, 2014, including the balance on our revolving credit line, a 50 basis point change in the one month USD London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $2.3 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the assumed change in rate. The sensitivity analysis does not take into consideration the possible changes in the balances of our unhedged floating rate debt or the inability of our counterparties to perform under the interest rate hedge agreements.

Item 8. Financial Statements and Supplementary Data

See the Index to the Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2014.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table presents information as of December 31, 2014 with respect to shares of our common stock that may be issued under our existing stock incentive plan (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	11,809	$17.98	16,671

For a description of our 2006 Omnibus Stock Incentive Plan, as amended, please see Note 11 to our consolidated financial statements contained in Item 15 of this Report. We did not have any other equity compensation plans as of December 31, 2014.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons”, “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees” and “Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2014.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) and (c) Financial Statements and Financial Statement Schedule

Index to Financial Statements	Page No.

The following financial statements and the Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

1. Consolidated Financial Statements of Douglas Emmett, Inc.

Report of Management on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-8
Notes to Consolidated Financial Statements	F-9
Schedule III - Consolidated Real Estate and Accumulated Depreciation as of December 31, 2014	F-33

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(b) Exhibits

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (4)
3.2	Bylaws of Douglas Emmett, Inc. (4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
10.4	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (6) +
10.5	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
10.6	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.* +
10.7	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
10.8	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (7) +
10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (alternate). * +
10.10	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. * +
10.11	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. * +
10.12	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth. * +
10.13	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. * +
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8) *
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8) *
101
The following financial information from Douglas Emmett Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Footnotes to Exhibits

*	Filed with this 10-K
+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.
(5)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference. SEC file number: 001-33106
(6)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.
(7)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference. SEC file number: 001-33106
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

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 27, 2015		Jordan L. Kaplan
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

Each of the above signatures is affixed as of February 27, 2015.

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan Chief Executive Officer
/s/ THEODORE E. GUTH
Theodore E. Guth Chief Financial Officer

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Douglas Emmett, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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
In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 27, 2015

Douglas Emmett, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Investment in real estate:
Land	$900,813	$867,284
Buildings and improvements	5,590,118	5,386,446
Tenant improvements and lease intangibles	666,672	759,003
Investment in real estate, gross	7,157,603	7,012,733
Less: accumulated depreciation and amortization	(1,531,157)	(1,495,819)
Investment in real estate, net	5,626,446	5,516,914

Cash and cash equivalents	18,823	44,206
Tenant receivables, net	2,143	1,760
Deferred rent receivables, net	74,997	69,662
Acquired lease intangible assets, net	3,527	3,744
Investment in unconsolidated real estate funds	171,390	182,896
Other assets	57,270	28,607
Total assets	$5,954,596	$5,847,789

Liabilities
Secured notes payable and revolving credit facility	$3,435,290	$3,241,140
Interest payable, accounts payable and deferred revenue	54,364	52,763
Security deposits	37,450	35,470
Acquired lease intangible liabilities, net	45,959	59,543
Interest rate contracts	37,386	63,144
Dividends payable	30,423	28,521
Total liabilities	3,640,872	3,480,581

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 144,869,101 and 142,605,390 outstanding at December 31, 2014 and December 31, 2013, respectively	1,449	1,426
Additional paid-in capital	2,678,798	2,653,905
Accumulated other comprehensive income (loss)	(30,089)	(50,554)
Accumulated deficit	(706,700)	(634,380)
Total Douglas Emmett, Inc. stockholders' equity	1,943,458	1,970,397
Noncontrolling interests	370,266	396,811
Total equity	2,313,724	2,367,208
Total liabilities and equity	$5,954,596	$5,847,789

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Office rental
Rental revenues	$396,524	$394,739	$391,447
Tenant recoveries	44,461	45,144	44,093
Parking and other income	78,437	74,717	69,736
Total office revenues	519,422	514,600	505,276

Multifamily rental
Rental revenues	74,289	71,209	68,262
Parking and other income	5,828	5,727	5,461
Total multifamily revenues	80,117	76,936	73,723

Total revenues	599,539	591,536	578,999

Operating Expenses
Office expense	181,177	174,952	170,725
Multifamily expense	20,664	19,928	19,672
General and administrative	27,332	26,614	27,943
Depreciation and amortization	202,512	191,351	184,849
Total operating expenses	431,685	412,845	403,189

Operating income	167,854	178,691	175,810

Other income	17,675	6,402	2,821
Other expenses	(7,095)	(4,199)	(1,883)
Income (loss), including depreciation, from unconsolidated real estate funds	3,713	3,098	(1,710)
Interest expense	(128,507)	(130,548)	(146,693)
Acquisition-related expenses	(786)	(607)	—
Net income	52,854	52,837	28,345
Less: Net income attributable to noncontrolling interests	(8,233)	(7,526)	(5,403)
Net income attributable to common stockholders	$44,621	$45,311	$22,942

Net income attributable to common stockholders per share – basic	$0.31	$0.32	$0.16
Net income attributable to common stockholders per share – diluted	$0.30	$0.31	$0.16

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$52,854	$52,837	$28,345
Other comprehensive income: cash flow hedges	25,045	39,562	10,491
Comprehensive income	77,899	92,399	38,836
Less: comprehensive income attributable to noncontrolling interests	(12,813)	(14,651)	(9,705)
Comprehensive income attributable to common stockholders	$65,086	$77,748	$29,131

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(in thousands, except per share data)
	Year Ended December 31,
	2014	2013	2012
Shares of Common Stock
Balance at beginning of period	142,605	141,246	131,070
Conversion of operating partnership units	2,224	1,359	3,239
Issuance of common stock	—	—	6,937
Exercise of stock options	40	—	—
Balance at end of period	144,869	142,605	141,246

Common Stock
Balance at beginning of period	$1,426	$1,412	$1,311
Conversion of operating partnership units	22	14	32
Issuance of common stock	—	—	69
Exercise of stock options	$1	$—	$—
Balance at end of period	$1,449	$1,426	$1,412

Additional Paid-in Capital
Balance at beginning of period	$2,653,905	$2,635,408	$2,461,649
Conversion of operating partnership units	30,013	18,670	44,876
Repurchase of operating partnership units	(1,197)	(173)	—
Repurchase of stock options	(4,524)	—	—
Issuance of common stock	—	—	128,188
Equity compensation	—	—	695
Exercise of stock options	$601	$—	$—
Balance at end of period	$2,678,798	$2,653,905	$2,635,408

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(50,554)	$(82,991)	$(89,180)
Cash flow hedge adjustment	20,465	32,437	6,189
Balance at end of period	$(30,089)	$(50,554)	$(82,991)

Accumulated Deficit
Balance at beginning of period	$(634,380)	$(574,173)	$(508,674)
Net income attributable to common stockholders	44,621	45,311	22,942
Dividends	(116,941)	(105,518)	(88,441)
Balance at end of period	$(706,700)	$(634,380)	$(574,173)

Noncontrolling Interests
Balance at beginning of period	$396,811	$410,803	$450,849
Net income attributable to noncontrolling interests	8,233	7,526	5,403
Cash flow hedge adjustment	4,580	7,125	4,302
Contributions	290	653	(10)
Distributions	(22,813)	(21,237)	(18,315)
Conversion of operating partnership units	(30,035)	(18,684)	(44,908)
Repurchase of operating partnership units	(1,629)	(180)	—
Equity compensation	14,829	10,805	13,482
Balance at end of period	$370,266	$396,811	$410,803

Total Equity
Balance at beginning of period	$2,367,208	$2,390,459	$2,315,955
Net income	52,854	52,837	28,345
Cash flow hedge adjustment	25,045	39,562	10,491
Issuance of common stock	—	—	128,257
Repurchase of operating partnership units	(2,826)	(352)	—
Repurchase of stock options	(4,524)	—	—
Exercise of stock options	602	—	—
Dividends	(116,941)	(105,519)	(88,441)
Contributions	290	653	(10)
Distributions	(22,813)	(21,237)	(18,315)
Equity compensation	14,829	10,805	14,177
Balance at end of period	$2,313,724	$2,367,208	$2,390,459

Dividends declared per common share	$0.81	$0.74	$0.63
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$52,854	$52,837	$28,345
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss, including depreciation, from unconsolidated real estate funds	(3,713)	(3,098)	1,710
Gain from insurance recoveries for damage to real estate	(6,621)	(431)	—
Depreciation and amortization	202,512	191,351	184,849
Net accretion of acquired lease intangibles	(16,084)	(15,693)	(18,094)
Decrease in the allowance for doubtful accounts	(2,865)	(3,988)	(4,392)
Amortization of deferred loan costs	4,097	4,214	4,211
Amortization of loan premium	—	—	(1,060)
Non-cash market value adjustments on interest rate contracts	50	88	8,956
Non-cash amortization of equity compensation	13,722	10,005	10,581
Operating distributions from unconsolidated real estate funds	909	783	752
Change in working capital components:
Tenant receivables	78	(331)	4,113
Deferred rent receivables	(2,931)	(2,580)	(3,841)
Interest payable, accounts payable and deferred revenue	2,668	8,816	(6,873)
Security deposits	1,980	1,186	330
Other assets	59	383	786
Net cash provided by operating activities	246,715	243,542	210,373

Investing Activities
Capital expenditures for improvements to real estate	(84,444)	(66,907)	(60,158)
Capital expenditures for developments	(4,259)	(549)	—
Insurance recoveries for damage to real estate	6,506	431	—
Property acquisitions	(220,469)	(150,000)	—
Deposits for property acquisitions	(2,500)	—	—
Note receivable	(27,500)	—	—
Loan to related party	—	(2,882)	—
Loan payments received from related party	1,187	213	—
Contributions to unconsolidated real estate funds	—	(26,405)	(2,604)
Acquisitions of additional interests in unconsolidated real estate funds	—	(8,004)	(33,454)
Capital distributions from unconsolidated real estate funds	11,514	7,518	4,699
Net cash used in investing activities	(319,965)	(246,585)	(91,517)

Financing Activities
Proceeds from borrowings	307,000	40,000	440,000
Deferred loan cost payments	(1,974)	(2,596)	(2,125)
Repayment of borrowings	(112,850)	(240,000)	(621,956)
Refund of refundable loan deposit	—	—	1,575
Contributions by noncontrolling interests	290	653	—
Distributions to noncontrolling interests	(22,813)	(21,237)	(18,315)
Distributions of capital to noncontrolling interests	—	—	(10)
Repurchase of stock options	(4,524)	—	—
Repurchase of operating partnership units	(2,826)	(352)	—
Cash dividends to common stockholders	(115,039)	(102,422)	(80,056)
Issuance of common stock, net	—	—	128,257
Exercise of stock options	603	—	—
Net cash provided by (used in) financing activities	47,867	(325,954)	(152,630)

Decrease in Cash and Cash Equivalents	(25,383)	(328,997)	(33,774)
Cash and Cash Equivalents at Beginning of Year	44,206	373,203	406,977
Cash and Cash Equivalents at End of Year	$18,823	$44,206	$373,203

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest (net of capitalized interest of $294 and $75 for 2014 and 2013, respectively)	$123,673	$127,110	$134,830
NONCASH INVESTING TRANSACTIONS:
Accrual for capital expenditures for improvements to real estate and developments	$1,504	$2,455	$2,233
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$161,828	$—	$—
Write-off of fully amortized above-market acquired lease intangible assets	$32,230	$—	$—
Write-off of fully accreted below-market acquired lease intangible liabilities	$137,313	$—	$—
NONCASH FINANCING TRANSACTIONS:
Accrual for dividends payable to common stockholders	$30,423	$28,521	$25,424
Operating Partnership units redeemed with shares of the Company's common stock	$30,035	$18,685	$44,908

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our two institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of December 31, 2014, we owned a consolidated portfolio of fifty-three office properties (including ancillary retail space) and ten multifamily properties, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2014, owned eight additional office properties, for a combined sixty-one office properties in our total portfolio.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated fair value of acquired in-place at-market tenant leases represents the estimated costs that we would have incurred to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. We record above-market and below-market in-place lease intangibles as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our initial valuations and allocations are subject to change until the allocation is finalized within 12 months after the acquisition date. See Note 3 for our property acquisition disclosures.

Buildings and site improvements are depreciated on a straight-line basis using an estimated life of forty years for buildings and fifteen years for site improvements. We carry buildings and site improvements, offset by the related accumulated depreciation, on our balance sheet until they are either sold or impaired.

Tenant improvements are depreciated over the life of the related lease, with any remaining balance depreciated in the period of any early termination of that lease. During 2014, we removed the cost and accumulated depreciation of $79.2 million of fully depreciated tenant improvements determined to be no longer in use from our balance sheet.

Acquired in-place leases are amortized on a straight line basis over the weighted average remaining term of the acquired in-place leases. We carry acquired in-place leases, offset by the related accumulated amortization, on our balance sheet until the related building is either sold or impaired.

Leasing intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early termination of that lease. During 2014, we removed the cost and accumulated amortization of $82.6 million of fully amortized leasing intangibles from our balance sheet.

Acquired above- and below-market tenant leases are amortized over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. Acquired above- and below-market ground leases are amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to revenue. During 2014, we removed the cost and accumulated amortization/accretion of $32.2 million of fully amortized above-market tenant leases and $137.3 million of fully accreted below-market tenant leases from our balance sheet.

When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in discontinued operations for the respective period. Repairs and maintenance are recorded as expense when incurred.

Interest, insurance, property taxes and other costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as activities that are necessary for the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. During 2014 and 2013, we capitalized $4.3 million and $549 thousand of costs related to our multifamily developments in Honolulu and Brentwood, respectively, which includes $294 thousand and $75 thousand of capitalized interest expense, respectively. We did not capitalize any costs during 2012 related to development or redevelopment activities.

Investment in Unconsolidated Real Estate Funds

At December 31, 2014, we managed and held equity interests in two Funds: Fund X and Partnership X. We held a 68.61% interest in Fund X, and an aggregate 24.25% interest in the properties held by Partnership X and its subsidiaries. We account for our investments in the Funds using the equity method because we have significant influence but not control over the entities and our Funds do not qualify as variable interest entities. Our investment balance represents our share of the net assets of the combined Funds, additional basis of approximately $2.9 million (primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis), and a note receivable with an outstanding balance of $1.5 million. See Note 18.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets

We assess whether there has been impairment in the value of our long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no impairments occurred during 2014, 2013 or 2012.

We assess whether there has been impairment in the value of our investments in our Funds periodically. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in our Funds is dependent on a number of factors, including the performance of the investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment in one of our Funds is other-than-temporary.  Based upon such periodic assessments, no impairment occurred during 2014, 2013 or 2012.

An asset is classified as an asset held for sale when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale, and our expectation that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the net book value of the asset, excluding long-term debt, is included on the balance sheet as properties held for disposition, we cease to depreciate the asset, and the operating results of the asset are included in discontinued operations for all periods presented. As of December 31, 2014, we did not have any assets classified as held for sale.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, we consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue and Gain Recognition

Four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; services are rendered; the fee is fixed and determinable; and collectibility is reasonably assured. All leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Lease termination fees, which are included in rental revenues in the accompanying consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to such former tenant. We recorded total lease termination revenue of $2.6 million for 2014, $576 thousand for 2013 and $985 thousand for 2012.

Estimated recoveries from tenants for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenues in the period that the expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. In addition, we record a tenant improvement and deferred revenue for leasehold improvements constructed by us that are reimbursed by tenants. The deferred revenue is amortized as additional rental revenue over the related lease term. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Monitoring of Rents and Other Receivables

We maintain an allowance for estimated losses that may result from the inability of tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. We take into consideration many factors to evaluate the level of reserves necessary, including historical termination/default activity and current economic conditions. As of December 31, 2014 and 2013, we had an allowance for doubtful accounts of $7.8 million and $10.7 million, respectively.

We generally do not require collateral or other security from our tenants other than letters of credit or cash security deposits. As of December 31, 2014 and 2013, we had a total of approximately $14.7 million and $17.0 million, respectively, of letters of credit held for security, as well as $37.5 million and $35.5 million, respectively, of cash security deposits.

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceed any losses recognized from that damage are recorded as other income when payment is either received or receipt is determined to be probable.

Interest Income

Interest income on our notes receivable is recognized over the life of the respective notes using the effective interest method and recognized on the accrual basis. Interest income is included in other income in the consolidated statements of operations. See Notes 5 and 18.

Deferred Loan Costs

Costs incurred directly with the issuance of secured notes payable are capitalized and amortized to interest expense over the respective loan term. Any unamortized amounts are fully amortized upon early repayment of secured notes payable, and the related cost and accumulated amortization are removed from our balance sheet. Deferred loan costs are included in other assets in the consolidated balance sheets. See Note 5.

Interest Rate Agreements

We generally manage our interest rate risk associated with floating rate borrowings by entering into interest rate swap and interest rate cap contracts. The interest rate swap agreements that we utilize effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreements without an exchange of the underlying principal amount. We do not use any other derivative instruments.

We record all derivatives on the balance sheet at fair value on a gross basis. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered to be fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered to be cash flow hedges.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements and other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are initially reported in other comprehensive income (a component of equity outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of the derivative are recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized directly in earnings. The fair value of these hedges is obtained through independent third-party valuation sources that use conventional valuation algorithms. See Note 8.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

We account for stock-based compensation, including stock options and long-term incentive plan units, using the fair value method of accounting. The estimated fair value of the stock options and the long-term incentive units is amortized over their respective vesting periods. See Note 11.

Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income attributable to common stockholders and noncontrolling interests in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. See Note 10.

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

We have elected to treat two of our subsidiaries as taxable REIT subsidiaries (TRS) which generally may engage in any business, including the provision of customary or non-customary services for our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRS subsidiaries did not have significant tax provisions or deferred income tax items for 2014, 2013 or 2012.

New Accounting Pronouncements

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), which provides guidance for reporting discontinued operations. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20, Presentation of Financial Statements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for us is the first quarter of 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect this ASU to have a material impact on our financial position or results of operations.

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

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting (Topic 805), which provides guidance regarding pushdown accounting for acquired entities when an acquirer obtains control of the acquired entity. The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. The ASU was effective on November 18, 2014. We do not expect this ASU to have a material impact on our financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), which eliminates from GAAP the concept of extraordinary items. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements, and early adoption is permitted. We do not expect this ASU to have a material impact on our disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Consolidation - Topic 810), which provides guidance regarding the consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this ASU.

The FASB has not issued any other ASUs during 2014 or 2015 that we expect to be applicable and have a material impact on our future financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

2014 Acquisitions

During 2014, we made two acquisitions: on October 16, 2014, we purchased a 216 thousand square foot Class A multi-tenant office property located adjacent to Beverly Hills (Carthay Campus) for $74.5 million, or approximately $345 per square foot, and on December 30, 2014, we purchased a 468 unit multifamily property in Honolulu, Hawaii (Waena) for $146.0 million, or approximately $312 thousand per unit. The results of operations for these acquired properties are included in our consolidated statements of operations after the respective date of their acquisitions.

The table below (in thousands) summarizes our preliminary purchase price allocations for the acquired properties (these allocations are subject to adjustment within twelve months of the acquisition date):

	Carthay Campus	Waena
Investment in real estate:
Land	$6,595	$26,864
Buildings and improvements	64,511	117,541
Tenant improvements and lease intangibles	5,943	1,732
Acquired above and below-market leases, net	(2,580)	(137)
Net assets and liabilities acquired	$74,469	$146,000

2013 Acquisitions

During 2013, we made two acquisitions: on May 15, 2013, we purchased a 225 thousand square foot Class A multi-tenant office property located in Beverly Hills (8484 Wilshire) for $89.0 million, or approximately $395 per square foot, and on August 15, 2013, we purchased a 191 thousand square foot Class A multi-tenant office property located in Encino (16501 Ventura) for $61.0 million, or approximately $319 per square foot. The results of operations for these acquired properties are included in our consolidated statements of operations after the respective date of their acquisitions.

The table below (in thousands) summarizes our purchase price allocations for the acquired properties:

	8484 Wilshire	16501 Ventura
Investment in real estate:
Land	$8,847	$6,759
Buildings and improvements	77,158	55,179
Tenant improvements and lease intangibles	6,485	4,736
Acquired above and below-market leases, net	(3,490)	(5,674)
Net assets and liabilities acquired	$89,000	$61,000

2012 Acquisitions

We did not acquire any properties during 2012.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

The following summarizes (in thousands) our acquired lease intangibles related to above and below-market leases as of December 31:

	2014	2013
Above-market tenant leases(1)	$3,040	$34,997
Accumulated amortization(1)	(2,082)	(33,899)
Below-market ground leases	3,198	3,198
Accumulated amortization	(629)	(552)
Acquired lease intangible assets, net	$3,527	$3,744

Below-market tenant leases(2)	$138,088	$272,413
Accumulated accretion(2)	(102,335)	(225,425)
Above-market ground leases	16,200	16,200
Accumulated accretion	(5,994)	(3,645)
Acquired lease intangible liabilities, net	$45,959	$59,543
________________________________________

(1)
During 2014, we removed the cost and accumulated amortization of $32.2 million of fully amortized above-market tenant leases from our balance sheet. December 31, 2013 balances include $31.1 million of fully amortized above-market tenant leases.

(2)
During 2014, we removed the cost and accumulated accretion of $137.3 million of fully accreted below-market tenant leases from our balance sheet. December 31, 2013 balances include $131.1 million of fully accreted below-market tenant leases.

Net accretion of above- and below-market tenant leases recorded as an increase to rental income totaled $13.9 million in 2014, $15.7 million in 2013 and $18.1 million in 2012. Net accretion of above- and below-market ground leases recorded as an increased to other income totaled $2.2 million in 2014, and decreased office rental operating expense by $122 thousand for 2014, 2013 and 2012.

The accretion of an above-market ground lease of $2.2 million that we recognized in other income in 2014 resulted from a change in estimate regarding the acquisition of the related fee interest. We expect that an additional $6.6 million of accretion will be recognized in other income in the first quarter of 2015. The impact on our basic and diluted EPS for 2014 was 2 cents per share and 1 cent per share respectively. See Note 19.

The table below presents (in thousands) the estimated net accretion of above- and below-market tenant leases and ground leases (excluding the impact of any acquisitions or dispositions) at December 31, 2014 for the next five years:

Year
2015	$18,448	(1)
2016	8,626
2017	3,825
2018	3,402
2019	2,803
Thereafter	5,328
Total	$42,432
__________________________________________

(1)	Includes $6.6 million of accretion of an above-market ground lease as a result of our acquisition of the related fee interest in February 2015. See Note 19.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Other Assets

Other assets consisted of the following (in thousands) at December 31:

	2014	2013
Deferred loan costs, net of accumulated amortization of $13,042 and $9,395 at December 31, 2014 and December 31, 2013, respectively(1)	$15,623	$17,745
Note receivable(2)	27,500	—
Restricted cash	194	194
Prepaid expenses	6,108	5,747
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	2,500	—
Other	3,357	2,933
Total other assets	$57,270	$28,607
___________________________________________________

(1)
We recognized deferred loan cost amortization expense of $4.1 million in 2014 and $4.2 million in 2013 and 2012. Deferred loan cost amortization is included as a component of interest expense in the consolidated statements of operations.

(2)
On February 28, 2014, we loaned $27.5 million to the owner of a fee interest related to one of our office buildings. The loan carried interest of 4.9% and was repaid in February 2015. See Note 19. The interest recognized on this note is included in other income in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Secured Notes Payable and Revolving Credit Facility

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description (1)	Maturity Date		Outstanding Principal Balance as of December 31, 2014	Outstanding Principal Balance as of December 31, 2013	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date
Fannie Mae Loan	2/1/2015		—	111,920	DMBS + 0.707%	N/A	--
Term Loan	12/24/2015		20,000	—	LIBOR + 1.45%	N/A	--
Term Loan (3)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (4)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (5)	2/1/2019		155,000	155,000	N/A	4.00%	--
Term Loan (6)	6/5/2019		285,000	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019		145,000	—	LIBOR + 1.25%	N/A	--
Term Loan (7)	3/1/2020	(8)	349,070	350,000	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Aggregate loan principal			3,253,290	3,201,140
Revolving credit line (9)	12/11/2017		182,000	40,000	LIBOR + 1.40%	N/A	--
Total (10)			$3,435,290	$3,241,140

Aggregate effectively fixed rate loans			$1,828,080	$1,828,080		3.98%
Aggregate fixed rate loans			1,144,070	1,145,000		4.15%
Aggregate variable rate loans			463,140	268,060		N/A
Total (10)			$3,435,290	$3,241,140
__________________________________________________

(1)
As of December 31, 2014, (i) the weighted average remaining life of our outstanding term debt (excluding our revolving credit line) was 3.9 years ; (ii) of the $2.97 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (a) the weighted average remaining life was 4.0 years, the weighted average remaining period during which the interest rate was fixed was 2.4 years and the weighted average annual interest rate was 4.05%; and (b) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.15%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)
Includes the effect of interest rate contracts as of December 31, 2014, and excludes amortization of prepaid loan fees, all shown on an actual/360-day basis. See Note 8 for the details of our interest rate contracts.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	Interest-only until February 2016, with principal amortization thereafter based upon a thirty years amortization table.

(5)	Interest-only until February 2015, with principal amortization thereafter based upon a thirty years amortization table.

(6)	Interest only until February 2017, with principal amortization thereafter based upon a thirty years amortization table.

(7)	Interest at a fixed interest rate until March 2018 and a floating rate thereafter, with interest-only payments until May 2016 and payments thereafter based upon a thirty years amortization table.

(8)	We have two one-year extension options, which would extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(9)
Revolving credit facility under which we can borrow up to $300.0 million, and which is secured by 3 separate collateral pools consisting of a total of 6 properties. We are charged unused fees on the unused balance ranging from 0.15% to 0.20%.

(10)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending December 31:
2015	$22,267
2016	109,339
2017	619,410
2018	1,731,874
2019	564,320
Thereafter	388,080
Total future principal payments	$3,435,290

7. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consist of the following (in thousands) as of December 31:

	2014	2013
Interest payable	$9,656	$9,263
Accounts payable and accrued liabilities	22,195	20,761
Deferred revenue	22,513	22,739
Total interest payable, accounts payable and deferred revenue	$54,364	$52,763

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

We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply or we elect to not apply hedge accounting. We do not make use of any other derivative instruments, and we do not speculate in derivatives. See note 6 for the details of our floating-rate debt that we have hedged.

Designated Hedges

As of December 31, 2014, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	7	$1,828,080

As of December 31, 2014, the totals of our Funds' existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swap	1	$325,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of December 31, 2014, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Purchased Caps	4	$100,000

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of December 31, 2014, there have been no events of default with respect to any of our derivatives.

As of December 31, 2014 and 2013, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $41.0 million and $67.2 million, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements. As of December 31, 2014 and 2013, our Funds did not have any derivatives in a net liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Accounting for Interest Rate Contracts

For hedging instruments designated as cash flow hedges, gain or loss recognition are generally matched to the earnings effect of the related hedged item or transaction, with any resulting hedge ineffectiveness recorded as interest expense. Hedge ineffectiveness is determined by comparing the changes in the fair value or cash flows of the hedge to the changes in the fair value or cash flows of the related hedged item or transaction. All other changes in the fair value of these hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. Amounts reported in AOCI related to our hedges are then reclassified to interest expense as interest payments are made on the hedged item or transaction. Amounts reported in AOCI related to our Funds' hedges are reclassified to income (loss), including depreciation, from unconsolidated real estate funds as interest payments are made by our Funds on their hedged items or transactions. Changes in fair value of derivatives not designated as hedges are recorded as interest expense.

We estimate that $29.2 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $584 thousand of our AOCI related to our Funds derivatives designated as cash flow hedges will be reclassified as a decrease to income (increase to loss), including depreciation, from unconsolidated real estate funds during the next twelve months.

We terminated cash flow swaps in December 2011 that had an AOCI balance of $10.1 million at the time they were terminated. Amortization of $1.3 million of this balance was included as part of the reclassification from AOCI to interest expense in 2011, and the remaining $8.8 million was reclassified from AOCI to interest expense in 2012.

The table below presents (in thousands) the effect of our derivative instruments on our AOCI and consolidated statements of operations for the year ended December 31:

	2014	2013	2012
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in AOCI (effective portion)[1]	$(11,116)	$903	$(49,432)
Gain (loss) recognized in AOCI (effective portion)[1] related to our investment in unconsolidated real estate funds	$(1,767)	$1,779	$(1,356)
Loss reclassified from AOCI into interest expense (effective portion)	$(36,874)	$(36,247)	$(55,748)
Loss reclassified from AOCI into income (loss), including depreciation, from unconsolidated real estate funds (effective portion)	$(1,005)	$(549)	$(5,535)
Gain (loss) reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$(50)	$(85)	$4
Loss on derivatives recognized as interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$—	(64)

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized loss recognized as interest expense	$—	$(4)	$(42)
__________________________________________________

(1)	Gains and losses recognized in AOCI do not impact the income statement. Refer to the reconciliation of our AOCI in Note 9.

Fair Value Measurement

We record all derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest. See Note 12 for our fair value disclosures. The table below presents (in thousands) the fair values of derivative instruments:

	2014	2013
Derivative liabilities disclosed as "Interest Rate Contracts" (1):
Derivatives designated as cash flow hedges	$37,386	$63,144
Derivatives not designated as cash flow hedges	—	—
Total derivative liabilities	$37,386	$63,144
_________________________________________________________
(1) We did not have any derivative assets as of December 31, 2014 and December 31, 2013.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Equity

Equity Transactions

During 2014, we exchanged 2.2 million units in our operating partnership for shares of our common stock, and we redeemed 120 thousand units for cash, for a total purchase price of $2.8 million, for an average price of $23.56 per unit. We also cash settled options covering 691 thousand shares of our common stock for a total cost of $4.5 million, for an average price of $6.55 per option. We issued 40 thousand shares of our common stock on the exercise of options for net proceeds of $603 thousand, for an average price of $15.05 per share.

During 2013, we exchanged 1.4 million units in our operating partnership for shares of our common stock, and we redeemed 13 thousand units for cash, for a total purchase price of $352 thousand, for an average price of $26.68 per unit. We did not sell any shares of our common stock during 2013.

During 2012, we exchanged 3.2 million units in our operating partnership for shares of our common stock, and we sold 6.9 million shares of our common stock in open market transactions under our ATM program for net proceeds of $128.3 million after commissions and other expenses.

Noncontrolling Interests

As of December 31, 2014, we had 144.9 million shares of common stock and 27.6 million operating partnership units and fully-vested LTIP units outstanding. Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us. As of December 31, 2014, noncontrolling interests represented approximately 16% of our operating partnership. A unit in our operating partnership and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own units in our operating partnership have the right to cause our operating partnership to redeem any or all of their units in our operating partnership for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The table below presents (in thousands) the net income attributable to common stockholders and transfers from the noncontrolling interests for the year ended December 31:

	2014	2013	2012
Net income attributable to common stockholders	$44,621	$45,311	$22,942
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	30,013	18,670	44,876
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$74,634	$63,981	$67,818

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

AOCI Reconciliation

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to our cash flow hedges and the cash flow hedges of our unconsolidated Funds for the year ended December 31:

	2014	2013	2012

Balance at beginning of period	$(50,554)	$(82,991)	$(89,180)
Other comprehensive income (loss) before reclassifications [1]	(12,884)	2,681	(50,788)
Reclassifications from AOCI [2]	37,929	36,881	61,279
Net current period other comprehensive income	25,045	39,562	10,491
Less other comprehensive income attributable to noncontrolling interests	(4,580)	(7,125)	(4,302)
Other comprehensive income attributable to common stockholders	20,465	32,437	6,189
Balance at end of period	$(30,089)	$(50,554)	$(82,991)
__________________________________________________

(1)
Includes (i) the fair value adjustments to our derivatives designated as cash flow hedges of $(11.1) million, $0.9 million and $(49.4) million in 2014 , 2013 and 2012, respectively, as well as (ii) our share of the fair value adjustments to the derivatives designated as cash flow hedges of our unconsolidated Funds of $(1.8) million, $1.8 million and $(1.4) million in 2014, 2013 and 2012, respectively.

(2)
Includes (i) a reclassification from AOCI to interest expense of $36.9 million, $36.3 million and $55.7 million in 2014, 2013 and 2012, respectively, of our derivatives designated as cash flow hedges, as well as (ii) a reclassification from AOCI to income (loss), including depreciation, of our unconsolidated real estate funds of $1 million, $0.5 million and $5.5 million in 2014, 2013 and 2012, respectively, related to derivatives designated as cash flow hedges of our unconsolidated Funds.

(3)	See Note 8 for the details of our derivatives that qualified and were designated as cash flow hedges.

(4)	See Note 12 for our fair value disclosures.

Dividends

During the fourth quarter of 2013, we increased our quarterly dividend from $0.18 per share to $0.20 per share, so that we paid aggregate dividends of $0.80 per share during 2014. Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes, due to the differences for federal income tax purposes in the treatment of loss on extinguishment of debt, revenue recognition, and compensation expense, and in the basis of depreciable assets and estimated useful lives used to compute depreciation. Our common stock dividends are classified for United States federal income tax purposes as follows (unaudited):

Record Date	Paid Date	Dividend Per Share	Ordinary Income	Capital Gain	Return of Capital
12/30/2013	1/15/2014	$0.20	$0.0740	$—	$0.1260
3/31/2014	4/15/2014	0.20	0.0740	—	0.1260
6/30/2014	7/15/2014	0.20	0.0740	—	0.1260
9/30/2014	10/15/2014	0.20	0.0740	—	0.1260
	Total:	$0.80	$0.2960	$—	$0.5040

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Earnings Per Share

We calculate basic EPS by dividing the net income attributable to common stockholders for the year by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing the net income attributable to common stockholders and noncontrolling interests in our consolidated operating partnership for the year by the weighted average number of common shares and dilutive instruments outstanding during the year using the treasury stock method. The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2014	2013	2012
Numerator (in thousands):
Net income attributable to common stockholders	$44,621	$45,311	$22,942
Add back: Net income attributable to noncontrolling interests in our Operating Partnership	8,543	9,021	4,965
Numerator for diluted net income attributable to all equity holders	$53,164	$54,332	$27,907

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	144,013	142,556	139,791
Effect of dilutive securities(1):
Operating partnership units and vested long term incentive plan (LTIP) units	27,574	28,381	30,251
Stock options	4,108	3,288	2,487
Unvested LTIP units	526	577	591
Weighted average shares of common stock and common stock equivalents outstanding - diluted	176,221	174,802	173,120

Basic earnings per share:
Net income attributable to common stockholders per share	$0.31	$0.32	$0.16

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.30	$0.31	$0.16
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock, units in our operating partnership and other convertible equity instruments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 16.7 million shares available for grant as of December 31, 2014, although “full value” awards (such as deferred stock awards, restricted stock awards and LTIP unit awards) are counted against our stock incentive plan overall limits as two shares (rather than one), while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less). The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares that are forfeited or canceled from awards under our stock incentive plan also will generally be available for future awards.

Our stock incentive plan is administered by the compensation committee of our board of directors. The compensation committee may interpret our stock incentive plan and make all determinations necessary or desirable for the administration of our plan. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our stock incentive plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our stock incentive plan.

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our operating partnership, awards valued by reference to book value, fair value or performance of a subsidiary and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our operating partnership called long term incentive plan units ("LTIP Units"), which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan. Our LTIP Units are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

We grant equity compensation in the form of LTIP Units as a part of the annual incentive compensation to our key employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant. We accrue compensation expense during each year for the portion of the annual bonuses which we expect to pay out in the form of immediately vested equity grants. Grants with respect to years prior to 2012 were awarded shortly after the respective year end, but commencing in 2012, we awarded the grants before the end of the year for which they were awarded. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. In addition to our annual incentive compensation, we also make long-term grants in the form of LTIP Units to our executives and certain key employees. The grants generally vest in equal annual installments over four to five calendar years following the grant, and some of these grants include a portion which vests at the date of grant. Compensation expense for options which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for the entire award. Certain amounts of equity compensation expense are capitalized for employees who provide leasing and construction services.

We granted LTIP Units to employees totaling 1.1 million in 2014, 0.6 million in 2013 and 1.2 million in 2012. We did not grant any options in 2014, 2013, and 2012.

Each year, we grant LTIP Units to our non-employee directors which vest ratably over the year of grant in lieu of cash retainers. These awards totaled 15 thousand in 2014, 19 thousand in 2013 and 46 thousand in 2012. In addition, every three years we have also made long-term grants of LTIP Units to our non-employee directors which vest over the following three years. These awards totaled 54 thousand at the end of 2012. When a new director joins our board, we have made pro rata grants vesting over the remainder of the respective three year vesting period. Those grants totaled 1 thousand in 2012.

Total equity compensation expense during 2014, 2013 and 2012 was $13.7 million, $10.0 million, and $10.6 million, respectively. These amounts do not include capitalized equity compensation totaling $1.1 million, $800 thousand, and $561 thousand during 2014, 2013 and 2012, respectively. Total equity compensation expense is included in general and administrative expenses in the consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We calculate the fair value of the LTIP Units granted using the market value of our common stock on the date of grant with a discount estimated by a third-party consultant for post-vesting restrictions. The total grant date fair value of LTIP Units which were granted in 2014, 2013 and 2012 was $21.4 million, $10.1 million and $19.2 million, respectively. The total grant date fair value of LTIP Units which vested in 2014, 2013 and 2012 was $14.9 million, $10.9 million and $13.5 million, respectively. Equity grants fully vested at the time of grant to satisfy a portion of the annual bonuses that were accrued during the prior year were $4.1 million for 2012. The total intrinsic value of options exercised and repurchased in 2014 was $5.0 million. Our policy is to issue new shares of common stock for stock options exercised on a one for one basis. Total unrecognized compensation cost related to nonvested option and LTIP Unit awards was $15.4 million at December 31, 2014. This expense will be recognized over a weighted-average term of twenty-six months.

The table below presents the activity of our outstanding stock options granted under our stock incentive plan:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)
Outstanding at December 31, 2011	12,540	$18.10	72	$26,051
Granted	—
Outstanding at December 31, 2012	12,540	18.10	59	65,177
Granted	—
Outstanding at December 31, 2013	12,540	18.10	47	65,051
Granted	—
Exercised	(731)	20.03
Outstanding at December 31, 2014	11,809	17.98	36	123,017
Exercisable at December 31, 2014	11,809	17.98	36	$123,017

The table below presents the activity of our outstanding unvested LTIP Units granted under our stock incentive plan:

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	603	$12.64
Granted	1,255	15.26
Vested	(965)	13.76
Forfeited	(2)	17.43
Outstanding at December 31, 2012	891	15.12
Granted	663	15.26
Vested	(785)	14.15
Forfeited	(15)	21.52
Outstanding at December 31, 2013	754	15.63
Granted	1,106	19.31
Vested	(854)	17.44
Forfeited	(8)	22.48
Outstanding at December 31, 2014	998	18.48

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop an estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The FASB fair value framework hierarchy distinguishes between assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market-based inputs.  The hierarchy is as follows:

Level 1 - inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - inputs are observable either directly or indirectly for similar assets and liabilities in active markets.
Level 3 - inputs are unobservable assumptions generated by the reporting entity.

As of December 31, 2014, we did not have any fair value measurements using Level 3 inputs.

Short term financial instruments (disclosure of fair value)

The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes receivable (disclosure of fair value)

See Notes 5 and 18 for the details of our secured notes receivable. The fair value of our secured notes receivable is determined using Level 2 inputs based on current market interest rates.  The carrying value of our secured notes receivable approximated their fair values at December 31, 2014.

Secured notes payable (disclosure of fair value)

See Note 6 for the details of our secured notes payable. We calculate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments using current market interest rates, assuming that the loans will be outstanding through maturity, and excluding any maturity extension options. We determined that the fair value of our secured notes payable is calculated using Level 2 inputs.  The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	December 31, 2014	December 31, 2013

Fair value	$3,293,351	$3,233,555
Carrying value	$3,253,290	$3,201,140

Derivative instruments (measured at fair value)

See Note 8 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest, without reflecting any net settlement positions with the same counterparty, using the framework for measuring fair value established by the FASB.  The valuation of our interest rate swaps and caps is determined using widely accepted valuation methods, including discounted cash flow analysis of the expected future cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, and uses observable market-based inputs, including forward interest rate curves.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  We determined that the fair value of our derivatives are calculated using Level 2 inputs. The table below presents (in thousands) the estimated fair value of our derivative liabilities:

Derivative Instruments in a liability position:(1)	December 31, 2014	December 31, 2013
Level 1	$—	$—
Level 2	37,386	63,144
Level 3	—	—
Fair Value of Derivative Instruments	$37,386	$63,144
_________________________________________________________
(1) We did not have any derivative assets as of December 31, 2014 and December 31, 2013.

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

We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues. Percentage rental income totaled $548 thousand for 2014, $576 thousand for 2013 and $658 thousand for 2012.

The table below presents (in thousands) the future minimum base rentals on our non-cancelable office and ground operating leases at December 31, 2014:

Twelve months ending December 31:
2015	$376,141
2016	335,928
2017	284,546
2018	226,177
2019	182,292
Thereafter	444,007
Total future minimum base rentals	$1,849,091

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

14. Future Minimum Lease Payments

We leased portions of the land underlying two of our office buildings. We expensed ground lease payments of $2.6 million for 2014 and $2.2 million for both 2013 and 2012. We acquired the fee interest related to one of these two leases in February 2015. See Note 19. Because we had the ability to acquire the respective fee interest, we excluded payments under this lease from the future minimum ground rent payments in the table below.

The table below presents (in thousands) our future minimum ground lease payments as of December 31, 2014:

Twelve months ending December 31:
2015	$733
2016	733
2017	733
2018	733
2019	733
Thereafter	49,110
Total future minimum lease payments	$52,775	(1)
___________________________________________________

(1)
Lease term ends on December 31, 2086, and requires ground rent payments totaling $733 thousand per year that will continue until February 28, 2019, rental payments for successive rental periods thereafter shall be determined by mutual agreement with the lessor. The future minimum ground lease payments in the table above assume that the rental will continue to be $733 thousand per year after February 28, 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Commitments, Contingencies and Guarantees

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control. A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. Environmental site assessments and investigations have identified twenty-three properties in our consolidated portfolio, and four properties owned by our Funds, containing asbestos, which would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2014, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of December 31, 2014, the maximum future payments under the swap agreement were approximately $4.6 million.  As of December 31, 2014, all of the obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Tenant Concentrations

In 2014, 2013 and 2012, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.  Not all companies may calculate segment profit in the same manner.  We consider segment profit to be an appropriate supplemental measure to net income because it can assist both investors and management in understanding the core operations of our properties.

The table below presents (in thousands) the operating activity of our reportable segments:

	Year Ended December 31,
	2014	2013	2012
Office Segment
Total office revenues	$519,422	$514,600	$505,276
Office expenses	(181,177)	(174,952)	(170,725)
Segment profit	338,245	339,648	334,551

Multifamily Segment
Total multifamily revenues	80,117	76,936	73,723
Multifamily expenses	(20,664)	(19,928)	(19,672)
Segment profit	59,453	57,008	54,051

Total profit from all segments	$397,698	$396,656	$388,602

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2014	2013	2012
Total profit from all segments	$397,698	$396,656	$388,602
General and administrative expenses	(27,332)	(26,614)	(27,943)
Depreciation and amortization	(202,512)	(191,351)	(184,849)
Other income	17,675	6,402	2,821
Other expenses	(7,095)	(4,199)	(1,883)
Income (loss), including depreciation, from unconsolidated real estate funds	3,713	3,098	(1,710)
Interest expense	(128,507)	(130,548)	(146,693)
Acquisition-related expenses	(786)	(607)	—
Net income	52,854	52,837	28,345
Less: Net income attributable to noncontrolling interests	(8,233)	(7,526)	(5,403)
Net income attributable to common stockholders	$44,621	$45,311	$22,942

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

17. Quarterly Financial Information (unaudited)

The tables below present (in thousands, except per share amounts) selected quarterly information for 2014 and 2013:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenue	$148,876	$151,426	$148,146	$151,091
Net income before noncontrolling interests	15,458	15,917	8,681	12,798
Net income attributable to common stockholders	12,976	13,363	7,389	10,893
Net income per common share - basic	$0.09	$0.09	$0.05	$0.08
Net income per common share - diluted	$0.09	$0.09	$0.05	$0.07
Weighted average shares of common stock outstanding - basic	143,140	143,717	144,361	144,823
Weighted average shares of common stock outstanding - diluted	175,751	176,310	176,413	176,436

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenue	$145,458	$148,716	$149,686	$147,676
Net income before noncontrolling interests	14,612	14,978	12,743	10,504
Net income attributable to common stockholders	12,082	13,635	10,751	8,843
Net income per common share - basic	$0.08	$0.10	$0.08	$0.06
Net income per common share - diluted	$0.08	$0.09	$0.07	$0.06
Weighted average shares of common stock outstanding - basic	142,440	142,581	142,598	142,603
Weighted average shares of common stock outstanding - diluted	174,579	175,252	174,756	174,600

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds, Fund X and Partnership X, through which we and institutional investors own 8 office properties totaling 1.8 million square feet in our core markets.  At December 31, 2014, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. We received cash distributions from our Funds totaling $12.4 million for 2014, $8.3 million for 2013 and $5.5 million for 2012.

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

Our investment in the Funds includes a note receivable. On April 3, 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5%, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect to the related party's interest in Fund X. As of December 31, 2014, and 2013 the balance outstanding on the loan was $1.5 million and $2.7 million, respectively. The interest recognized on this note is included in other income in the consolidated statements of operations.

The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The accounting policies of the Funds are consistent with those of the Company. The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds and are based upon historical acquired book value:

	Year Ended December 31,
	2014	2013
Total revenues	$66,234	$63,976
Operating income	11,738	10,151
Net income (loss)	254	(829)

	December 31, 2014	December 31, 2013
Total assets	$703,130	$722,983
Total liabilities	389,413	391,892
Total equity	313,717	331,091

19. Subsequent events

On December 29, 2014, we entered into an agreement to purchase a 224 thousand square foot Class “A” multi-tenant office property in Encino for $89.0 million, or approximately $397 per square foot. Subject to typical closing conditions, the purchase is scheduled to close during the first quarter of 2015.

On February 12, 2015, the owner of a fee interest related to one of our office buildings, to whom we previously loaned $27.5 million, repaid $1.0 million of the loan and then contributed the fee interest, subject to the remaining balance of that loan of $26.5 million, in exchange for 34,412 units in our operating partnership valued at $1.0 million. We expect that an additional $6.6 million of accretion of an above-market ground lease related to the fee interest will be recognized in other income in the first quarter of 2015 as a result of this transaction. See Note 4.

Douglas Emmett, Inc.
Schedule III
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014
Property Name	Encumbrances at December 31, 2014	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2014	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$139,199	$12,769	$78,447	$139,026	$27,108	$203,134	$230,242	$(50,341)	1968/2002	1999
11777 San Vicente	25,931	5,032	15,768	29,614	6,714	43,700	50,414	(10,434)	1974/1998	1999
12400 Wilshire	61,436	5,013	34,283	75,233	8,828	105,701	114,529	(26,048)	1985	1996
16501 Ventura	—	6,759	53,112	7,715	6,759	60,827	67,586	(3,314)	1986/2012	2013
1901 Avenue of the Stars	155,000	18,514	131,752	111,562	26,163	235,665	261,828	(60,316)	1968/2001	2001
401 Wilshire	79,787	9,989	29,187	115,305	21,787	132,694	154,481	(33,816)	1981/2000	1996
8484 Wilshire	32,209	8,846	77,780	13,838	8,846	91,619	100,465	(4,588)	1972/2013	2013
9601 Wilshire	112,144	16,597	54,774	110,371	17,658	164,084	181,742	(41,612)	1962/2004	2001
Beverly Hills Medical Center	31,469	4,955	27,766	28,218	6,435	54,504	60,939	(14,058)	1964/2004	2004
Bishop Place	73,813	8,317	105,651	59,385	8,833	164,520	173,353	(44,204)	1992	2004
Bishop Square	139,131	16,273	213,793	20,495	16,273	234,288	250,561	(39,269)	1972/1983	2010
Brentwood Court	6,318	2,564	8,872	291	2,563	9,164	11,727	(2,491)	1984	2006
Brentwood Executive Plaza	25,461	3,255	9,654	33,511	5,921	40,499	46,420	(10,826)	1983/1996	1995
Brentwood Medical Plaza	25,805	5,934	27,836	2,103	5,933	29,940	35,873	(8,106)	1975	2006
Brentwood San Vicente Medical	13,297	5,557	16,457	1,020	5,557	17,477	23,034	(4,587)	1957/1985	2006
Brentwood/Saltair	13,065	4,468	11,615	11,712	4,775	23,020	27,795	(6,133)	1986	2000
Bundy/Olympic	24,056	4,201	11,860	29,180	6,030	39,211	45,241	(10,122)	1991/1998	1994
Camden Medical Arts	28,606	3,102	12,221	27,813	5,298	37,838	43,136	(9,461)	1972/1992	1995
Carthay Campus	—	6,595	70,454	131	6,595	70,585	77,180	(486)	1965/2008	2014
Century Park Plaza	85,010	10,275	70,761	104,974	16,153	169,857	186,010	(42,650)	1972/1987	1999
Century Park West	11,989	3,717	29,099	528	3,667	29,677	33,344	(7,492)	1971	2007
Columbus Center	10,559	2,096	10,396	9,610	2,333	19,769	22,102	(5,249)	1987	2001
Coral Plaza	23,327	4,028	15,019	18,899	5,366	32,580	37,946	(8,473)	1981	1998
Cornerstone Plaza	24,085	8,245	80,633	4,729	8,263	85,344	93,607	(19,210)	1986	2007
Encino Gateway	51,463	8,475	48,525	53,012	15,653	94,359	110,012	(25,523)	1974/1998	2000
Encino Plaza	30,011	5,293	23,125	46,267	6,165	68,520	74,685	(19,106)	1971/1992	2000
Encino Terrace	67,307	12,535	59,554	94,319	15,533	150,875	166,408	(40,360)	1986	1999
Executive Tower	33,909	6,660	32,045	60,291	9,471	89,525	98,996	(23,327)	1989	1995
Gateway Los Angeles	28,429	2,376	15,302	48,370	5,119	60,929	66,048	(15,708)	1987	1994
Harbor Court	—	51	41,001	21,332	—	62,384	62,384	(17,811)	1994	2004
Honolulu Club	16,140	1,863	16,766	6,731	1,863	23,497	25,360	(5,578)	1980	2008
Landmark II	118,684	19,156	109,259	79,641	26,139	181,917	208,056	(56,866)	1989	1997
Lincoln/Wilshire	24,895	3,833	12,484	22,879	7,475	31,721	39,196	(7,802)	1996	2000
MB Plaza	28,091	4,533	22,024	30,582	7,503	49,636	57,139	(14,314)	1971/1996	1998

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2014
Property Name	Encumbrances at December 31, 2014	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation at December 31, 2014	Year Built / Renovated	Year Acquired
Office Properties (continued)
Olympic Center	27,968	5,473	22,850	31,899	8,247	51,975	60,222	(13,879)	1985/1996	1997
One Westwood	45,577	10,350	29,784	59,738	9,194	90,678	99,872	(23,751)	1987/2004	1999
Palisades Promenade	35,904	5,253	15,547	51,903	9,664	63,039	72,703	(16,207)	1990	1995
Saltair/San Vicente	15,472	5,075	6,946	16,920	7,557	21,384	28,941	(5,738)	1964/1992	1997
San Vicente Plaza	9,430	7,055	12,035	404	7,055	12,439	19,494	(3,720)	1985	2006
Santa Monica Square	25,487	5,366	18,025	20,241	6,863	36,769	43,632	(9,723)	1983/2004	2001
Second Street Plaza	35,802	4,377	15,277	35,296	7,421	47,529	54,950	(12,979)	1991	1997
Sherman Oaks Galleria	264,297	33,213	17,820	409,279	48,328	411,984	460,312	(114,233)	1981/2002	1997
Studio Plaza	115,591	9,347	73,358	129,449	15,015	197,139	212,154	(55,486)	1988/2004	1995
The Trillium	67,283	20,688	143,263	82,897	21,989	224,859	246,848	(58,705)	1988	2005
Tower at Sherman Oaks	20,000	4,712	15,747	37,584	8,685	49,358	58,043	(13,740)	1967/1991	1997
Valley Executive Tower	86,055	8,446	67,672	100,068	11,737	164,449	176,186	(43,120)	1984	1998
Valley Office Plaza	35,037	5,731	24,329	46,978	8,957	68,081	77,038	(18,643)	1966/2002	1998
Verona	14,262	2,574	7,111	13,968	5,111	18,542	23,653	(4,931)	1991	1997
Village on Canon	33,583	5,933	11,389	48,622	13,303	52,641	65,944	(13,039)	1989/1995	1994
Warner Center Towers	285,000	43,110	292,147	393,398	59,418	669,237	728,655	(175,984)	1982-1993/2004	2002
Westside Towers	80,216	8,506	79,532	77,913	14,568	151,383	165,951	(39,016)	1985	1998
Westwood Place	52,094	8,542	44,419	51,895	11,448	93,408	104,856	(23,753)	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	40,392	14,903	59,589	74,492	(14,641)	1989	1999
Barrington Plaza	153,630	28,568	81,485	152,529	58,208	204,374	262,582	(48,912)	1963/1998	1998
Barrington/Kiowa	7,750	5,720	10,052	526	5,720	10,578	16,298	(2,616)	1974	2006
Barry	7,150	6,426	8,179	481	6,426	8,660	15,086	(2,264)	1973	2006
Kiowa	3,100	2,605	3,263	262	2,605	3,525	6,130	(907)	1972	2006
Landmark II Development	—	—	—	1,162	—	1,162	1,162	—	2013/2014	N/A
Moanalua Hillside Apartments	145,000	24,720	85,895	42,309	35,365	117,559	152,924	(27,649)	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	74,205	27,816	72,639	100,455	(17,217)	1963/1998	1999
The Shores	144,610	20,809	74,191	197,659	60,555	232,104	292,659	(54,582)	1965-67/2002	1999
Villas at Royal Kunia	82,000	42,887	71,376	14,274	35,164	93,373	128,537	(26,041)	1990/1995	2006
Waena	—	26,864	119,273	—	26,864	119,273	146,137	—	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner	12,526	23,848	—	—	23,848	—	23,848	—	N/A	2006
TOTAL	$3,435,290	$634,627	$2,972,038	$3,550,938	$900,813	$6,256,790	$7,157,603	$(1,531,157)

The aggregate cost of total real estate for federal income tax purposes was approximately $4.25 billion at December 31, 2014.

Douglas Emmett, Inc.
Schedule III (continued)
Consolidated Real Estate and Accumulated Depreciation
(in thousands)

		Year Ended December 31,
		2014	2013	2012
Real Estate Assets
Balance, beginning of period		$7,012,733	$6,786,537	$6,726,018
Additions:	property acquisitions	223,186	146,497	—
	improvements	84,578	79,150	60,519
	developments	4,280	549	—
Write-offs:		(167,174)	—	—
Balance, end of period		$7,157,603	$7,012,733	$6,786,537

Accumulated Depreciation
Balance, beginning of period		$(1,495,819)	$(1,304,468)	$(1,119,619)
Additions:	depreciation	(202,512)	(191,351)	(184,849)
Write-offs:		167,174	—	—
Balance, end of period		$(1,531,157)	$(1,495,819)	$(1,304,468)