Form 10-Q
period 2015-03-31
Douglas Emmett Inc
filed 2015-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 1, 2015
Common Stock,	145,862,757	shares
$0.01 par value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investment in real estate:
Land	$924,965	$900,813
Buildings and improvements	5,682,768	5,590,118
Tenant improvements and lease intangibles	691,025	666,672
Investment in real estate, gross	7,298,758	7,157,603
Less: accumulated depreciation and amortization	(1,580,991)	(1,531,157)
Investment in real estate, net	5,717,767	5,626,446

Cash and cash equivalents	16,639	18,823
Tenant receivables, net	1,820	2,143
Deferred rent receivables, net	77,222	74,997
Acquired lease intangible assets, net	5,238	3,527
Investment in unconsolidated real estate funds	168,870	171,390
Other assets	25,249	57,270
Total assets	$6,012,805	$5,954,596

Liabilities
Secured notes payable and revolving credit facility	$3,503,466	$3,435,290
Interest payable, accounts payable and deferred revenue	63,140	54,364
Security deposits	36,441	37,450
Acquired lease intangible liabilities, net	38,661	45,959
Interest rate contracts	35,275	37,386
Dividends payable	30,631	30,423
Total liabilities	3,707,614	3,640,872

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 145,859,001 and 144,869,101 outstanding at March 31, 2015 and December 31, 2014, respectively	1,459	1,449
Additional paid-in capital	2,692,020	2,678,798
Accumulated other comprehensive income (loss)	(29,404)	(30,089)
Accumulated deficit	(718,632)	(706,700)
Total Douglas Emmett, Inc. stockholders' equity	1,945,443	1,943,458
Noncontrolling interests	359,748	370,266
Total equity	2,305,191	2,313,724
Total liabilities and equity	$6,012,805	$5,954,596
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues
Office rental
Rental revenues	$100,651	$98,613
Tenant recoveries	10,150	10,907
Parking and other income	20,655	19,567
Total office revenues	131,456	129,087

Multifamily rental
Rental revenues	21,644	18,310
Parking and other income	1,709	1,479
Total multifamily revenues	23,353	19,789

Total revenues	154,809	148,876

Operating Expenses
Office expense	44,199	43,356
Multifamily expense	5,820	5,133
General and administrative	7,361	6,811
Depreciation and amortization	49,834	50,199
Total operating expenses	107,214	105,499

Operating income	47,595	43,377

Other income	8,559	4,287
Other expenses	(1,572)	(1,453)
Income, including depreciation, from unconsolidated real estate funds	1,443	1,113
Interest expense	(33,639)	(31,838)
Acquisition-related expenses	(290)	(28)
Net income	22,096	15,458
Less: Net income attributable to noncontrolling interests	(3,397)	(2,482)
Net income attributable to common stockholders	$18,699	$12,976

Net income attributable to common stockholders per share – basic	$0.128	$0.090
Net income attributable to common stockholders per share – diluted	$0.124	$0.088

Dividends declared per common share	$0.21	$0.20

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$22,096	$15,458
Other comprehensive income: cash flow hedges	1,018	5,451
Comprehensive income	23,114	20,909
Less comprehensive income attributable to noncontrolling interests	(3,730)	(3,781)
Comprehensive income attributable to common stockholders	$19,384	$17,128

See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$22,096	$15,458
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(1,443)	(1,113)
Gain from insurance recoveries for damage to real estate	—	(2,485)
Depreciation and amortization	49,834	50,199
Net accretion of acquired lease intangibles	(9,800)	(3,551)
Increase in the allowance for doubtful accounts	78	12
Amortization of deferred loan costs	1,773	1,000
Non-cash market value adjustments on interest rate contracts	—	21
Non-cash amortization of equity compensation	1,947	1,364
Operating distributions from unconsolidated real estate funds	286	250
Change in working capital components:
Tenant receivables	458	266
Deferred rent receivables	(2,438)	(1,565)
Interest payable, accounts payable and deferred revenue	9,719	12,204
Security deposits	(1,009)	102
Other assets	1,425	1,273
Net cash provided by operating activities	72,926	73,435

Investing Activities
Capital expenditures for improvements to real estate	(20,526)	(20,246)
Capital expenditures for developments	(667)	(726)
Insurance recoveries for damage to real estate	—	700
Property acquisition	(89,906)	—
Note receivable	—	(27,500)
Proceeds from repayment of note receivable	1,000	—
Loan payments received from related party	307	299
Capital distributions from unconsolidated real estate funds	2,060	2,744
Net cash used in investing activities	(107,732)	(44,729)

Financing Activities
Proceeds from borrowings	102,400	—
Deferred loan cost payments	(960)	(82)
Repayment of borrowings	(34,224)	(20,500)
Contributions by noncontrolling interests	—	250
Distributions to noncontrolling interests	(5,995)	(5,958)
Repurchase of stock options	—	(2,854)
Repurchase of operating partnership units	—	(2,827)
Cash dividends to common stockholders	(30,422)	(28,521)
Exercise of stock options	1,823	—
Net cash provided by (used in) financing activities	32,622	(60,492)

Decrease in cash and cash equivalents	(2,184)	(31,786)
Cash and cash equivalents at beginning of period	18,823	44,206
Cash and cash equivalents at end of period	$16,639	$12,420
See notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest (net of capitalized interest of $166 and $58 for the three months ended March 31, 2015 and 2014, respectively)	$31,478	$30,806
NONCASH INVESTING TRANSACTIONS:
Write-off of fully accreted below-market acquired lease intangible liability	$10,040	$—
Settlement of note receivable in exchange for land and building acquired	$26,500	$—
Issuance of operating partnership units in exchange for land and building acquired	$1,000	$—
Application of deposit to purchase price of property	$2,500	$—
NONCASH FINANCING TRANSACTIONS:
Accrual for dividends payable to common stockholders	$30,631	$28,735
Operating Partnership units redeemed with shares of the Company's common stock	$11,408	$14,384

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of March 31, 2015, we owned a consolidated portfolio of fifty-four office properties (including ancillary retail space) and ten multifamily properties, as well as the fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at March 31, 2015, owned eight additional office properties, for a combined sixty-two office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2014 Annual Report on Form 10-K and the notes thereto.  Any references in this report to the number of properties, square footage and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the United States Public Company Accounting Oversight Board (PCAOB).

2. Summary of Significant Accounting Policies

During the period covered by this report, we have not made any material changes to our significant accounting policies included in our 2014 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), which provides guidance for reporting discontinued operations. The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20, Presentation of Financial Statements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for us would be the first quarter of 2015. We adopted the ASU during the first quarter of 2015 and it did not have a material impact on our financial position or results of operations.

In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums would be presented. This ASU is the final version of Proposed ASU 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. The ASU requires that the new presentation of debt issuance costs be applied on a retrospective basis. The change in presentation is required to be disclosed as a change in accounting principle. We do not expect the ASU to have a material impact on our financial position or results of operations.

The FASB has not issued any other ASUs during 2015 that we expect to be applicable and have a material impact on our future financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

3. Investment in Real Estate

2015 Acquisitions

During the first quarter of 2015, we made two acquisitions: (i) on March 5, 2015, we purchased a 227,000 square foot Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, or approximately $407 per square foot, and (ii) on February 12, 2015, we acquired the land (Harbor Court Land) under one of our office buildings for $27.5 million, see Notes 5 and 13. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in other income in the consolidated statement of operations, see Note 4. The results of operations for these acquisitions are included in our consolidated statements of operations after the respective date of their acquisitions.

The table below (in thousands) summarizes our preliminary purchase price allocations for the acquisitions (these allocations are subject to adjustments within twelve months of the acquisition date):

	Harbor Court Land	First Financial Plaza
Investment in real estate:
Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406

2014 Acquisitions

We did not acquire any properties during the first quarter of 2014.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

4. Acquired Lease Intangibles

The following summarizes our acquired lease intangibles related to above/below-market leases (in thousands) as of:

	March 31, 2015	December 31, 2014

Above-market tenant leases(1)	$4,883	$3,040
Accumulated amortization(2)	(2,195)	(2,082)
Below-market ground leases	3,198	3,198
Accumulated amortization(3)	(648)	(629)
Acquired lease intangible assets, net	$5,238	$3,527

Below-market tenant leases(1)	$140,721	$138,088
Accumulated accretion(2)	(105,655)	(102,335)
Above-market ground leases(4)	6,160	16,200
Accumulated accretion(3)(4)	(2,565)	(5,994)
Acquired lease intangible liabilities, net	$38,661	$45,959
________________________________________________

(1)	Includes leases from an office property that we purchased in the first quarter of 2015. See Note 3.

(2)	Net accretion of above- and below-market tenant leases recorded as an increase to rental income totaled $3.2 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

(3)
Net accretion of above- and below-market ground leases recorded as a decrease to office rental operating expense totaled $13 thousand and $45 thousand for three months ended March 31, 2015 and 2014, respectively. Net amortization of above- and below-market ground leases recorded as a decrease to rental income totaled $19 thousand and $15 thousand for the three months ended March 31, 2015 and 2014, respectively.

(4)
In the first quarter of 2015, we recognized an additional $6.6 million of accretion for an above-market ground lease in other income related to the purchase of the Harbor Court Land (see Note 3) and removed the cost and accumulated accretion of $10.0 million for that ground lease from our balance sheet.

5. Other Assets

Other assets consisted of the following (in thousands) as of:

	March 31, 2015	December 31, 2014

Deferred loan costs, net of accumulated amortization of $14,801 and $13,042 at March 31, 2015 and December 31, 2014, respectively (1)	$14,810	$15,623
Note receivable(2)	—	27,500
Restricted cash	194	194
Prepaid expenses	5,216	6,108
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	2,500
Other	3,041	3,357
Total other assets	$25,249	$57,270

__________________________________________________________________________________

(1)
Deferred loan cost amortization expense of $1.8 million and $1.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively, is included in interest expense in our consolidated statements of operations.

(2)
On February 12, 2015, the owner of a fee interest related to one of our office buildings, to whom we previously loaned $27.5 million, repaid $1.0 million of the loan with cash, and then contributed the respective fee interest valued at $27.5 million to our operating partnership, subject to the remaining balance of that loan of $26.5 million, in exchange for 34,412 units in our operating partnership ("OP Units") valued at $1.0 million. See Notes 3 and 9.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

6. Secured Notes Payable and Revolving Credit Facility

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description(1)	Maturity Date		Outstanding Principal Balance as of March 31, 2015	Outstanding Principal Balance as of December 31, 2014	Variable Interest Rate	Effective Annual Fixed Interest Rate (2)	Swap Maturity Date

Term Loan	12/24/2015		$20,000	$20,000	LIBOR + 1.45%	N/A	--
Term Loan (3)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan(4)	10/2/2017		400,000	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		154,776	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019		145,000	145,000	LIBOR + 1.25%	N/A	--
Term Loan (8)	3/1/2020	(9)	349,070	349,070	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Fannie Mae Loan	4/1/2025		102,400	—	LIBOR + 1.25%	2.84%	3/1/2020
Aggregate loan principal			$3,355,466	$3,253,290
Revolving credit line (10)	12/11/2017		148,000	182,000	LIBOR + 1.40%	N/A	--
Total (11)			$3,503,466	$3,435,290

Aggregate effectively fixed rate loans			$1,930,480	$1,828,080		3.98%
Aggregate fixed rate loans			1,143,846	1,144,070		4.15%
Aggregate variable rate loans			429,140	463,140		N/A
Total (11)			$3,503,466	$3,435,290
______________________________________________________________________________________

(1)
As of March 31, 2015, (i) the weighted average remaining life (including extension options) of our outstanding term debt (excluding our revolving credit line) was 3.9 years and (ii) of the $3.07 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (a) the weighted average remaining life was 4.0 years, the weighted average remaining period during which interest was fixed was 2.2 years, and the weighted average annual interest rate was 4.04% and (b) including the non-cash amortization of prepaid loan fees, the effective weighted average interest rate was 4.16%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)	Includes the effect of interest rate contracts as of March 31, 2015, and excludes amortization of prepaid loan fees. See Note 8 for the details of our interest rate contracts.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)
Subsequent to quarter end, we prepaid $140 million of this loan with a portion of the proceeds of a new $340 million term loan, which matures in April 2022, with interest at LIBOR + 1.4%, effectively fixed by a swap at 2.77% per annum until April 2020.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Principal amortization based upon a 30-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(8)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a 30-year amortization schedule.

(9)	We have two one-year extension options which could extend the maturity to March 1, 2020 from March 1, 2018, subject to meeting certain conditions.

(10)
$300.0 million revolving credit facility secured by 3 separate collateral pools consisting of a total of 6 properties. Unused commitment fees range from 0.15% to 0.20%. We used the proceeds of the new term loan described in note 4 above to pay down the entire balance in April.

(11)	See Note 11 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

As of March 31, 2015, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending March 31:
2016	$121,378
2017	14,150
2018	924,828
2019	1,533,589
2020	419,041
Thereafter	490,480
Total future principal payments	$3,503,466

7. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands) as of:

	March 31, 2015	December 31, 2014

Interest payable	$9,878	$9,656
Accounts payable and accrued liabilities	32,722	22,195
Deferred revenue	20,540	22,513
Total interest payable, accounts payable and deferred revenue	$63,140	$54,364

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

8. Derivative Contracts

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

Designated Hedges

As of March 31, 2015, the totals of our existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	8	$1,930,480

As of March 31, 2015, the totals of our Funds' existing swaps that qualified as highly effective cash flow hedges were as follows:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Interest Rate Swaps	1	$325,000

Non-designated Hedges

Derivatives not designated as hedges are not speculative. As of March 31, 2015, we had the following outstanding interest rate derivatives that were not designated for accounting purposes as hedging instruments, but were used to hedge our economic exposure to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)

Purchased Caps	3	$18,000

Credit-risk-related Contingent Features

We have agreements with each of our derivative counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of March 31, 2015, there have been no events of default with respect to any of our derivatives.

As of March 31, 2015 and December 31, 2014, the fair value of our derivatives in a net liability position, when aggregated by counterparty, was $38.8 million and $41.0 million, respectively, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements. As of March 31, 2015 and December 31, 2014, our Funds did not have any derivatives in a net liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

We estimate that $28.3 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $570 thousand of our AOCI related to our Funds' derivatives designated as cash flow hedges will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds during the next twelve months.

The table below presents (in thousands) the effect of our derivative instruments, and our Funds' derivative instruments, on our AOCI and consolidated statements of operations for the three months ended March 31:

	2015	2014
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recognized in AOCI (effective portion)[1]	$(7,022)	$(3,382)
Gain (loss) recognized in AOCI (effective portion)[1] related to our investment in unconsolidated real estate funds	$(1,333)	$(499)
Loss reclassified from AOCI into interest expense (effective portion)	$(9,133)	$(9,067)
Loss reclassified from AOCI into income, including depreciation, from unconsolidated real estate funds (effective portion)	$(240)	$(244)
Loss reclassified from AOCI into interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$(21)
Gain (loss) on derivatives recognized as interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Realized and unrealized gain (loss) recognized as interest expense	$—	$—
___________________________________________________

(1)	Gains and losses recognized in AOCI do not impact the statement of operations. Refer to the reconciliation of our AOCI in Note 9.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

9.  Equity

Equity transactions

During the three months ended March 31, 2015, we acquired 0.9 million OP Units in exchange for an equal number of shares of our common stock, and we issued 136 thousand shares of our common stock for the exercise of options for net proceeds of $1.8 million, for an average price of $13.44 per share. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings (see Notes 3 and 5).

During the three months ended March 31, 2014, we acquired 1.1 million OP Units in exchange for an equal number of shares of our common stock, we acquired 120 thousand OP Units for cash for a total purchase price of $2.8 million, for an average price of $23.56 per unit, and we cash settled options covering 539 thousand shares of our common stock for a total cost of $2.9 million, for an average net price of $5.30 per option.

Condensed consolidated statements of equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2015	$1,943,458	$370,266	$2,313,724
Net income	18,699	3,397	22,096
Cash flow hedge adjustment	685	333	1,018
Dividends and distributions	(30,630)	(5,995)	(36,625)
Exchange of operating partnership units	11,408	(11,408)	—
Issuance of operating partnership units	—	1,000	1,000
Exercise of stock options	1,823	—	1,823
Equity compensation	—	2,155	2,155
Balance as of March 31, 2015	$1,945,443	$359,748	$2,305,191

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	12,976	2,482	15,458
Cash flow hedge adjustment	4,152	1,299	5,451
Contributions	—	250	250
Dividends and distributions	(28,735)	(5,958)	(34,693)
Repurchase of stock options	(2,854)	—	(2,854)
Exchange of operating partnership units	14,384	(14,384)	—
Repurchase of operating partnership units	(1,197)	(1,630)	(2,827)
Equity compensation	—	1,497	1,497
Balance as of March 31, 2014	$1,969,123	$380,367	$2,349,490

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

Noncontrolling Interests

As of March 31, 2015, we had 145.9 million shares of common stock and 26.8 million OP Units and fully-vested Long Term Incentive Plan Units ("LTIP Units") outstanding. Noncontrolling interests in our operating partnership relate to interests in our operating partnership that are not owned by us.  As of March 31, 2015, noncontrolling interests represented approximately 16% of our operating partnership.  An OP Unit and a share of our common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of our operating partnership.  Investors who own OP Units have the right to cause our operating partnership to redeem any or all of their OP Units for an amount of cash per unit equal to the then current market value of one share of common stock, or, at our election, shares of our common stock on a one-for-one basis. Noncontrolling interests also include a one-third interest of a minority partner in a consolidated joint venture which owns an office building in Honolulu, Hawaii.

The table below presents (in thousands) the net income attributable to common stockholders and transfers (to) from the noncontrolling interests:

	Three Months Ended March 31,
	2015	2014

Net income attributable to common stockholders	$18,699	$12,976
Transfers from the noncontrolling interests:
Increase in common stockholders paid-in capital for redemption of operating partnership units	11,400	14,373
Change from net income attributable to common stockholders and transfers from noncontrolling interests	$30,099	$27,349

AOCI Reconciliation

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the three months ended March 31:

	2015	2014

Beginning balance	$(30,089)	$(50,554)

Other comprehensive loss before reclassifications - our derivatives	(7,022)	(3,382)
Other comprehensive loss before reclassifications - our Fund's derivative	(1,333)	(499)
Reclassifications from AOCI - our consolidated derivatives(1)	9,133	9,088
Reclassifications from AOCI - our Fund's derivative(2)	240	244
Net current period OCI	1,018	5,451
Less OCI attributable to noncontrolling interests	(333)	(1,299)
OCI attributable to common stockholders	685	4,152

Ending balance	$(29,404)	$(46,402)
___________________________________________________

(1)	Reclassification to interest expense.

(2)	Reclassification to income, including depreciation, from our unconsolidated Funds.

(3)	See Note 8 for the details of our derivatives and our unconsolidated Fund's derivative.

(4)	See Note 11 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

Equity Compensation

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, is administered by the compensation committee of our board of directors.  All officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to Note 11 to the consolidated financial statements in our 2014 Annual Report on Form 10-K.

Total net equity compensation expense for equity grants was $1.9 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. These amounts do not include capitalized equity compensation totaling $193 thousand and $133 thousand for the three months ended March 31, 2015 and 2014, respectively.  The total intrinsic value of options exercised for the three months ended March 31, 2015 was $2.2 million. The total intrinsic value of options exercised and repurchased for the three months ended March 31, 2014 was $2.8 million. Total net equity compensation expense is included in general and administrative expenses in the consolidated statements of operations.

10. Earnings Per Share (EPS)

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders and noncontrolling interests in our consolidated operating partnership for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
Numerator (in thousands):
Net income attributable to common stockholders	$18,699	$12,976
Allocation to participating securities: Unvested LTIP units	(116)	(59)
Numerator for basic and diluted net income attributable to common stockholders	$18,583	$12,917

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	145,327	143,140
Effect of dilutive securities(1): Stock options	4,475	3,721
Weighted average shares of common stock and common stock equivalents outstanding - diluted	149,802	146,861

Basic earnings per share:
Net income attributable to common stockholders per share	$0.128	$0.090

Diluted earnings per share:
Net income attributable to common stockholders per share	$0.124	$0.088
____________________________________________________

(1)
Diluted shares are calculated in accordance with GAAP, and represent ownership in our company through shares of common stock and other convertible equity instruments. For the three months ended March 31, 2015 and 2014, weighted average Operating Partnership units and vested LTIP units of 27.2 million and 28.5 million, and unvested LTIP units of 503 thousand and 439 thousand, respectively, were excluded from the computation of the weighted average diluted shares because the effect would be anti-dilutive.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

As of March 31, 2015, we did not have any fair value measurements using Level 3 inputs.

Short term financial instruments (disclosure of fair value)

The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Note receivable (disclosure of fair value)

See Note 16 for the details of our note receivable. Based on Level 2 inputs based on current market interest rates, the fair value of the note receivable approximated its carrying value at March 31, 2015.

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

Secured Notes Payable:	March 31, 2015	December 31, 2014

Fair value	$3,406,046	$3,293,351
Carrying value	$3,355,466	$3,253,290

Derivative instruments (measured at fair value)

See Note 8 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest, using the framework for measuring fair value established by the FASB.  The valuation of our derivative instruments is determined using widely accepted valuation methods, including discounted cash flow analysis of the expected future cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, and uses observable market-based inputs, including forward interest rate curves.  We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  We determined that the fair value of our derivatives are calculated using Level 2 inputs. The table below presents (in thousands) the estimated fair value of our derivative liabilities:

Derivative Instruments in a Liability Position:(1)	March 31, 2015	December 31, 2014
Level 1	$—	$—
Level 2	35,275	37,386
Level 3	—	—
Fair Value of Derivative Instruments	$35,275	$37,386
____________________________________________________________________________________
(1) We did not have any derivative assets as of March 31, 2015 and December 31, 2014.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

12. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries. We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $230 thousand and $127 thousand for the three months ended March 31, 2015 and 2014, respectively.

The table below presents (in thousands) the future minimum base rentals on our non-cancelable office and ground operating leases at March 31, 2015:

Twelve months ending March 31:
2016	$385,884
2017	344,060
2018	295,027
2019	233,142
2020	189,716
Thereafter	500,541
Total future minimum base rentals	$1,948,370

The above future minimum lease receipts exclude residential leases, which typically have a term of one year or less, as well as tenant reimbursements, amortization of deferred rent receivables and amortization/accretion of acquired above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee.  The preceding table assumes that these termination options are not exercised.

13. Future Minimum Lease Payments

During the three months ended March 31, 2015 and 2014, we incurred lease payments related to two ground leases of $192 thousand and $539 thousand, respectively.  We acquired of the fee interest related to one of those ground leases in February 2015 (see Notes 3 and 5), accordingly, the table below presents (in thousands) the future minimum ground lease payments of our remaining ground lease as of March 31, 2015:

Twelve months ending March 31:
2016	$733
2017	733
2018	733
2019	733
2020	733
Thereafter	48,927
Total future minimum lease payments	$52,592	(1)
___________________________________________________

(1)
Lease term ends on December 31, 2086, and requires ground rent payments of $733 thousand per year that will continue until February 28, 2019, rental payments for successive rental periods thereafter shall be determined by mutual agreement with the lessor. The future minimum ground lease payments in the table above assume that the rental payments will continue to be $733 thousand per year after February 28, 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

14. Commitments, Contingencies and Guarantees

Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

Concentration of Risk

Our properties are located in Los Angeles County, California and Honolulu, Hawaii.  The ability of our tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which the tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses. For the three months ended March 31, 2015 and 2014, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-three properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2015, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017, we have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of March 31, 2015, the maximum future payments under the swap agreement were approximately $4.1 million.  As of March 31, 2015, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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
The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended March 31,
	2015	2014
Office Segment
Total office revenues	$131,456	$129,087
Office expenses	(44,199)	(43,356)
Segment profit	87,257	85,731

Multifamily Segment
Total multifamily revenues	23,353	19,789
Multifamily expenses	(5,820)	(5,133)
Segment profit	17,533	14,656

Total profit from all segments	$104,790	$100,387
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended March 31,
	2015	2014

Total profit from all segments	$104,790	$100,387
General and administrative expense	(7,361)	(6,811)
Depreciation and amortization	(49,834)	(50,199)
Other income	8,559	4,287
Other expenses	(1,572)	(1,453)
Income, including depreciation, from unconsolidated real estate funds	1,443	1,113
Interest expense	(33,639)	(31,838)
Acquisition-related expenses	(290)	(28)
Net income	22,096	15,458
Less: Net income attributable to noncontrolling interests	(3,397)	(2,482)
Net income attributable to common stockholders	$18,699	$12,976

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(unaudited)

16. Investments in Unconsolidated Real Estate Funds

We manage and own an equity interest in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At March 31, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. We received cash distributions from our Funds totaling $2.3 million and $3.0 million during the three months ended March 31, 2015 and 2014, respectively.

Our investment in the Funds includes an unsecured note receivable. In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5% per annum, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. As of March 31, 2015, and December 31, 2014, the balance outstanding on the loan was $1.2 million and $1.5 million, respectively. The interest recognized on this note is included in other income in our consolidated statements of operations.

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Three Months Ended March 31,
	2015	2014

Total revenues	$17,480	$16,355
Operating income	3,814	3,251
Net income	960	384

	March 31, 2015	December 31, 2014

Total assets	$699,065	$703,130
Total liabilities	389,381	389,413
Total equity	309,684	313,717

17. Subsequent events

On April 15, 2015, we closed a secured, non-recourse $340.0 million interest only term loan that will mature in April 2022. The loan bears interest at LIBOR plus 1.4%, and has been effectively fixed at 2.77% per annum until April 2020 utilizing an interest rate swap. The loan is secured by a pool of six properties. We used the proceeds from this loan to prepay $140.0 million of our $400.0 million loan due in 2017 and to pay down the outstanding balance on our credit line.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "could", "may" or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in raising capital for our institutional funds;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties and operations;

•	failure to maintain our status as a Real Estate Investment Trust (REIT) under federal tax laws;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	conflicts of interest with our officers;

•	changes in real estate zoning laws and increases in real property tax rates;

•	the negative results of litigation or governmental proceedings;

•	the consequences of any possible future terrorist attacks; and

•	the consequences of any possible future cyber attacks or intrusions.

For further discussion of the above risk factors, see "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K.

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

Executive Summary

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring and developing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, including our investments in unconsolidated Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of March 31, 2015:

•
Our consolidated portfolio of properties included fifty-four Class A office properties (including ancillary retail space) totaling approximately 13.7 million rentable square feet, ten multifamily properties including 3,336 apartment units, as well as the fee interests in two parcels of land subject to ground leases.

•
Our total office portfolio consisted of sixty-two Class A office properties aggregating approximately 15.5 million rentable square feet, consisting of both our consolidated office properties and eight office properties owned by our Funds (in which we own a weighted average of 60% based on square footage).

•	Our consolidated office portfolio was 92.2% leased and 90.6% occupied and our total office portfolio was 92.6% leased and 91.1% occupied.

•	Our multifamily properties were 99.6% leased and 98.5% occupied.

•	Approximately 83.8% of the annualized rent of our consolidated portfolio was derived from our office properties and the remaining 16.2% from our multifamily properties.

•
Approximately 84.4% of the annualized rent of our consolidated portfolio was derived from our Los Angeles County office and multifamily properties and the remaining 15.6% from our Honolulu, Hawaii office and multifamily properties.

Financings, Acquisitions, Dispositions, Development and Repositionings

Development: We are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are planing the construction of an additional 500 apartments at our Moanalua Hillside Apartments in Honolulu. Construction should take approximately 18 months and cost approximately $120 million, which includes the cost of upgrading the existing 696 apartments and building a brand new community center. Hawaii has started offering some incentive programs to encourage the type of workhouse housing that we are going to build, and we are in the process of applying for those program incentives before proceeding further with construction.

•
In Los Angeles, we are seeking to build a high rise apartment project with 376 apartments. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, even if successful, we would not expect to break ground in Los Angeles before early 2016. We expect the cost of this development to be approximately

$100 million to $120 million.

Financings:

•
In the first quarter of 2015, we closed a ten year $102.4 million interest only term loan with a maturity date of April 1, 2025. The interest rate is fixed at 2.84% for the first five years. The loan is secured by our recently acquired multifamily property in Honolulu, Hawaii. See Note 6 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt.

•
On April 15, 2015, we closed a secured, non-recourse $340.0 million interest only term loan that will mature in April 2022. The loan bears interest at LIBOR plus 1.4%, and has been effectively fixed at 2.77% per annum until April 2020 utilizing an interest rate swap. The loan is secured by a pool of six properties. We used the proceeds from this loan to prepay $140.0 million of our $400.0 million loan due in 2017 and to pay down the outstanding balance on our credit line.

Acquisitions and Dispositions:

•	On March 5, 2015, we closed on the purchase of a 227,000 square foot Class A multi-tenant office property located in Encino, California for $92.4 million, or approximately $407 per square foot.

•
On February 12, 2015, we acquired the land under one of our office buildings for the equivalent of $27.5 million. We recognized $6.6 million of accretion of an above-market ground lease related to the acquisition of the land. See Notes 3 and 4 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions.

Repositionings: We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a 79,000 square foot office property in Honolulu, Hawaii, in which we own a two-thirds interest, as well as a 413,000 square foot office property in Brentwood, Los Angeles, which included 35,000 square foot of retail space on which we expect to develop a 34 story, 376 unit residential high-rise.

Historical Results of Operations

Overview

Our results of operations for the three months ended March 31, 2015 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties, as well as (after the respective date of acquisition) one additional office property that we acquired on March 5, 2015. Our results of operations for the three months ended March 31, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties.

Our share of the earnings from our unconsolidated Funds, which owned an additional eight office properties during the three months ended March 2015 and 2014, is included in income, including depreciation, from unconsolidated real estate funds. We did not acquire or sell any interests in our Funds during the three months ended March 2015 or 2014. Our Funds did not acquire or sell any properties during the three months ended March 2015 or 2014.

Funds From Operations

Many investors use Funds From Operations (FFO) as one performance yardstick to compare the operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after the same adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT).

Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or substitute measure for cash flow from operating activities computed in accordance with GAAP.

FFO for the three months ended March 31, 2015 increased by $6.5 million, or 9.3%, to $76.0 million compared to $69.5 million for the three months ended March 31, 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, and (iii) an increase in other income resulting from accelerated accretion from a ground lease (see Notes 3 and 5), partially offset by (iv) an increase in interest expense due to higher debt balances and an increase in amortization of deferred loan costs due to loan refinancings.

The table below (in thousands) reconciles our FFO to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
Funds From Operations (FFO)	2015	2014

Net income attributable to common stockholders	$18,699	$12,976
Depreciation and amortization of real estate assets	49,834	50,199
Net income attributable to noncontrolling interests	3,397	2,482
Adjustments attributable to consolidated joint venture and investment in unconsolidated Funds(1)	4,081	3,866
FFO	$76,011	$69,523
_____________________________________________________

(1)
Adjusts for (i) the portion of each other listed adjustment item that is attributed to the noncontrolling interest in our consolidated joint venture and (ii) the effect of each other listed adjustment item on our share of the results of our unconsolidated Funds.

Rental Rate Trends

Office Rental Rates: The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during each period:

	Three Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	March 31, 2015	2014	2013	2012	2011

Average rental rate(2)	$42.61	$35.93	$34.72	$32.86	$32.76
Annualized lease transaction costs(3)	$5.28	$4.66	$4.16	$4.06	$3.64
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

(2)
Represents the weighted average straight-line annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot for leases entered into within our total office portfolio.  For our triple net leases, annualized rent is calculated by adding expense reimbursements to base rent.

(3)
Represents the weighted average leasing commissions and tenant improvement allowances under each office lease within our total office portfolio that were executed during the applicable period, divided by the number of years of that lease. While this number decreased for the fourth quarter of 2014, it remains elevated as a result of increased leasing to larger tenants, at higher rental rates (which impact leasing commissions), in submarkets with more vacancy and in larger to lease spaces throughout our portfolio.

During the first quarter of 2015, we experienced positive rent roll up, with our average straight-line rent of $42.61 under new and renewal leases that we signed during the quarter averaging 21.9% greater than the average straight-line rent of $34.94 on the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average starting rental rates, (ii) more leases containing annual rent escalations in excess of 3% per annum and (iii) lower rental rates on the expiring leases for the same space. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in this number and make predicting the changes in rent in any specific quarter difficult.

Our average starting cash rental rate on new and renewal leases that we signed during the first quarter of 2015 of $40.00 was 18.8% greater than the average starting cash rental rate on the expiring leases for the same space of $33.68, and 5.2% greater than the cash rental rate of $38.04 on the expiring leases for the same space. This improvement reflects both (i) office rent growth in our submarkets and (ii) our focus during the quarter on increasing rental rates. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific quarter difficult.

Over the next four quarters, we expect to see expiring cash rents in our total office portfolio as presented in the table below:

	Three Months Ending
Expiring cash rents:	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016

Expiring square feet (1)	310,126	222,524	479,077	504,600
Expiring rent per square foot (2)	$34.96	$34.81	$34.54	$34.12
____________________________________________________

(1)
Scheduled square footage expirations for our total office portfolio, which reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease on or before March 31, 2015, (ii) a new tenant has executed a lease on or before March 31, 2015 that will commence after March 31, 2015, (iii) early termination options that are exercised after March 31, 2015, (iv) defaults occurring after March 31, 2015, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first upcoming quarter. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

(2)
Represents annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot at expiration.  The amount reflects total cash base rent before abatements.  For our triple net leases, we calculate annualized base rent for triple net leases by adding expense reimbursements to base rent.  Expiring rent per square foot on a quarterly basis is impacted by a number of variables, including variations in the submarkets or buildings involved.

Multifamily Rental Rates: With respect to our residential properties, excluding our recently acquired Waena Apartments property, our average rent on leases to new tenants during the first quarter of 2015 was 3.6% higher than the rent for the same unit at the time it became vacant.  The table below presents the average effective annual rental rate per leased unit for leases executed in our residential portfolio (the rental rates in the table in 2015 include Waena, which accounts for the decline in the overall average):

	Three Months Ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	March 31, 2015	2014	2013	2012	2011

Rental rate	$26,969	$28,870	$27,392	$26,308	$24,502

Occupancy Rates

Occupancy Rates: The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2015	2014	2013	2012	2011

Office Portfolio	91.1%	90.5%	90.4%	89.6%	87.5%
Multifamily Portfolio	98.5%	98.2%	98.7%	98.7%	98.4%

	Three Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	March 31, 2015	2014	2013	2012	2011

Office Portfolio	90.8%	90.0%	89.7%	88.3%	87.0%
Multifamily Portfolio	98.4%	98.5%	98.6%	98.5%	98.2%
___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

Revenues

Office Rental Revenue:  Rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Office rental revenue increased by $2.0 million, or 2.1%, to $100.7 million for the three months ended March 31, 2015, compared to $98.6 million for the three months ended March 31, 2014.  The increase was due to rental revenues of $2.1 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, partly offset by decrease in rental revenues of $0.1 million for the properties that we owned throughout both periods. The decrease in rental revenue from the properties that we owned throughout both periods was primarily due to a decease in the accretion from below-market leases of $0.5 million and a decrease in lease termination revenue of $0.2 million. Accretion from our below-market leases has generally been declining since our IPO, and we expect that overall trend to continue.

Office Tenant Recoveries:  Office tenant recoveries decreased by $0.8 million, or 6.94%, to $10.2 million for the three months ended March 31, 2015, compared to $10.9 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in tenant recoveries of $1.0 million for the properties that we owned throughout both periods, partially offset by tenant recoveries of $0.3 million from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower recoverable operating expenses as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $1.1 million, or 5.6%, to $20.7 million for the three months ended March 31, 2015, compared to $19.6 million for the three months ended March 31, 2014. The increase was primarily due to an increase of $0.7 million in parking and other income from properties that we owned during both periods, as well as parking and other income of $0.4 million from two properties that we acquired. The increase in parking and other income for the properties that we owned throughout both years primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $3.6 million, or 18.0%, to $23.4 million for the three months ended March 31, 2015, compared to $19.8 million for the three months ended March 31, 2014.  The increase was primarily due to rental revenues of $2.7 million from the property that we acquired in the fourth quarter of 2014, as well as an increase in rental revenues of $0.6 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $0.8 million, or 1.9%, to $44.2 million for the three months ended March 31, 2015, compared to $43.4 million for the three months ended March 31, 2014. The increase was primarily due to office rental expenses of $1.0 million for two properties that we acquired, partially offset by a decrease in office rental expenses of $0.1 million for properties that we owned throughout both periods. The decrease in operating expenses for the properties that we owned throughout both periods was primarily due to lower ground rent expense.

Multifamily Rental Expenses:  Multifamily rental expense increased by $0.7 million, or 13.4%, to $5.8 million for the three months ended March 31, 2015, compared to $5.1 million for the three months ended March 31, 2014.  The increase reflects rental expenses of $0.7 million from a property that we acquired in the fourth quarter of 2014.

General and Administrative Expenses:  General and administrative expenses increased by $0.6 million, or 8.1%, to $7.4 million for the three months ended March 31, 2015, compared to $6.8 million for the three months ended March 31, 2014. The increase of $0.6 million was due to an increase in accruals for employee compensation.

Depreciation and Amortization:  Depreciation and amortization expense decreased by $0.4 million, or 0.7%, to $49.8 million for the three months ended March 31, 2015, compared to $50.2 million for the three months ended March 31, 2014.  The decrease was primarily due to a decrease in depreciation and amortization of $1.9 million from properties that we owned throughout both periods, partially offset by depreciation and amortization of $1.6 million from properties that we acquired. The decrease in depreciation and amortization for the properties that we owned throughout both periods reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $4.3 million, or 99.7% to $8.6 million for the three months ended March 31, 2015, compared to $4.3 million for the three months ended March 31, 2014, and other expenses increased by $0.1 million, or 8.2% to $1.6 million for the three months ended March 31, 2015, compared to $1.5 million for the three months ended March 31, 2014. The increase in other income was primarily due to $6.6 million of accelerated accretion that we recognized related to an above market ground lease for which we acquired the underlying fee in the first quarter of 2015, see Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition of the land fee. This compared to $2.5 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties that we recognized in other income in the first quarter of 2014. Other income also includes an increase in revenue of $0.2 million from a health club that we operate at one of our office properties in Honolulu, and other expenses includes an increase in the operating expenses for the club of $0.1 million.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results, net of depreciation, of our Funds.  Our share of the income, including depreciation, from our Funds was $1.4 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. The increase was primarily due to an increase in the revenues of our Funds, which was primarily due to increased occupancy. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Interest Expense:  Interest expense increased by $1.8 million, or 5.7%, to $33.6 million for the three months ended March 31, 2015, compared to $31.8 million for the three months ended March 31, 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as an increase in deferred loan cost amortization as a result of refinancings. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. The three months ended March 31, 2015 included the acquisition expenses for an office property in Encino, California that we acquired on March 5, 2015. We did not acquire any properties during the three months ended March 31, 2014. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured mortgages.  We had total indebtedness of $3.50 billion at March 31, 2015.  See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap or interest rate cap agreements with respect to our mortgages with floating interest rates.  These swaps generally expire between one and two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our derivative contracts.

As of March 31, 2015, approximately $3.07 billion, or 88%, of our debt had an annual interest rate that was effectively fixed, with an average rate of 4.04% per annum (on an actual / 360-day basis).  The average remaining period during which the interest rate was fixed was 2.2 years. For more information regarding the estimated impact of changes in market interest rates on our earnings, please see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

At March 31, 2015, our net consolidated debt (consisting of our $3.50 billion of borrowings under secured loans less our cash and cash equivalents of $16.6 million) represented 40% of our total enterprise value of $8.79 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the noncontrolling units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on March 31, 2015 (the last business day of the quarter) on the New York Stock Exchange of $29.81 per share.

Activity for the three months ended March 31, 2015

For a description of our financing activities during the three months ended March 31, 2015, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above.

Short term liquidity

Excluding any other potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations, and if necessary, our revolving credit facility.  At March 31, 2015 and April 30, 2015, our revolving credit facility had an unused balance of $152.0 million and $300.0 million. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility.

At March 31, 2015, we are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and if necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP Units, property dispositions and joint venture transactions. We have an At-the-Market program which would allow us to sell up to an additional $300.0 million of common stock, none of which had been sold as of March 31, 2015.

Commitments and other future expected transactions

At March 31, 2015, we did not have any commitments for acquisitions and we did not have any debt scheduled to mature in 2015 other than a $20.0 million term loan due in December 2015. However, during the remainder of 2015, we plan to extend our maturities and capitalize on the current interest rate environment by accelerating the refinancing of one or two additional loans. Please also see "Contractual Obligations" below.

Contractual Obligations

For a description of our financing activities during the three months ended March 31, 2015, please see "Financings, Acquisitions, Dispositions, Development and Repositionings" above. As of March 31, 2015, other than these transactions during the first three months of 2015, there were no material changes to the information regarding contractual obligations included in our 2014 Annual Report on Form 10-K.

Cash Flows

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities decreased by $0.5 million to $72.9 million for the three months ended March 31, 2015 compared to $73.4 million for the three months ended March 31, 2014.  The decrease was primarily due to an increase in cash interest expense due to higher debt balances and various other items, partially offset by an increase in operating income from our office portfolio due to acquisitions and an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, development and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $63.0 million to $107.7 million for the three months ended March 31, 2015 compared to $44.7 million for the three months ended March 31, 2014. The increase primarily reflects the acquisition of First Financial Plaza in the first quarter of 2015 for $89.9 million, while the significant investment activity in first quarter of 2014 was a loan that we advanced for $27.5 million. See Notes 3 and 5 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisition of First Financial Plaza and the loan that we advanced.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash provided by financing activities was $32.6 million for the three months ended March 31, 2015, compared to $60.5 million used in financing activities for the three months ended March 31, 2014. The change primarily reflects the $102.4 million term loan that we closed in the first quarter of 2015.

Off-Balance Sheet Arrangements

We manage our Funds through which we and other institutional investors own a total of eight office properties. The capital that we invested in our Funds was invested on a pari passu basis with the other investors.  In addition, we also receive certain additional distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. Please see Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

We do not expect to receive additional significant liquidity from our investments in our Funds until the disposition of their properties, which may not be for many years.  Certain of our wholly-owned affiliates provide property management and other services with respect to the real estate owned by our Funds for which we are paid fees and/or reimbursed for our costs.

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds. The amounts represent 100% (not our pro-rata share) of amounts related to the Funds, at March 31, 2015:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate

Fixed rate term loan (1)	$51.7	4/1/2016	5.67%
Variable rate term loan (2)	325.0	5/1/2018	2.35%
	$376.7
_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on the loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of March 31, 2015, the maximum future payments under the swap agreement were approximately $4.1 million.  As of March 31, 2015, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Critical Accounting Policies

In our 2014 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our policies during the period covered by this Report.

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and lease intangibles, and above and below market tenant leases). These determinations, which are inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to the actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend in part on prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments to hedge exposure to changes in interest rates does expose us to credit risk from the potential inability of our counterparties to perform under the terms of the agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. For a description of our debt and derivative contracts, see Notes 6 and 8 to our consolidated financial statements included in Item 1 of this Report.

At March 31, 2015, $1.14 billion (32.7%) of our debt was fixed rate debt, $1.93 billion (55.1%) of our debt was floating rate debt hedged with derivative instruments that swapped to fixed interest rates, and $429.1 million (12.2%) was unhedged floating rate debt. Based on the level of our unhedged floating rate debt outstanding at March 31, 2015, including the balance on our revolving credit line, a 50 basis point change in the one month USD London Interbank Offered Rate (LIBOR) would result in an annual impact to our earnings (through interest expense) of approximately $2.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by the assumed change in rate. The sensitivity analysis does not take into consideration possible changes in the balances of our floating rate debt or the inability of our counterparties to perform under interest rate hedges.

Item 4.  Controls and Procedures

As of March 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended
March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

As of the date of this Report, we are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our 2014 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Sales: On February 12, 2015, our operating partnership issued 34,412 OP Units valued at $1.0 million to the owner of the land under one of our office buildings as partial consideration for the contribution of that land (subject to a mortgage) to our operating partnership. Each OP Unit is exchangeable into one share of our common stock (or its cash equivalent at our option). This issuance did not involve underwriters, underwriting discounts or commissions or any public offering.  We believe that this issuance was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. There was no advertising, general promotion or other marketing undertaken in connection with the issuance. The contributor represented and warranted that (i) it acquired the units for investment purposes only and not for the purpose of further distribution; (ii) that it had sufficient knowledge and experience in financial and business matters and the ability to bear the economic risk of its investment, and (iii) that the units were taken for investment purposes and not with a view to resale in violation of applicable securities laws.

Purchases:  We did not repurchase any of our shares of common stock during the three months ended March 31, 2015.

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

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101    The following financial information from Douglas Emmett, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).
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

DOUGLAS EMMETT, INC.

Date:	May 8, 2015	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer