Form 10-Q
period 2015-06-30
Douglas Emmett Inc
filed 2015-08-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

N/A
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2015
Common Stock, $0.01 par value per share	146,292,154	shares

Forward Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "could", "may", "future" or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution in relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investment in real estate:
Land	$924,965	$900,813
Buildings and improvements	5,686,683	5,590,118
Tenant improvements and lease intangibles	697,359	666,672
Investment in real estate, gross	7,309,007	7,157,603
Less: accumulated depreciation and amortization	(1,624,228)	(1,531,157)
Investment in real estate, net	5,684,779	5,626,446

Cash and cash equivalents	74,530	18,823
Tenant receivables, net	2,382	2,143
Deferred rent receivables, net	78,363	74,997
Acquired lease intangible assets, net	4,983	3,527
Interest rate contract assets	2,817	—
Investment in unconsolidated real estate funds	167,287	171,390
Other assets	23,590	57,270
Total assets	$6,038,731	$5,954,596

Liabilities
Secured notes payable and revolving credit facility	$3,554,414	$3,435,290
Interest payable, accounts payable and deferred revenue	56,128	54,364
Security deposits	37,409	37,450
Acquired lease intangible liabilities, net	35,264	45,959
Interest rate contract liabilities	26,684	37,386
Dividends payable	30,721	30,423
Total liabilities	3,740,620	3,640,872

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 146,292,154 and 144,869,101 outstanding at June 30, 2015 and December 31, 2014, respectively	1,463	1,449
Additional paid-in capital	2,697,809	2,678,798
Accumulated other comprehensive income (loss)	(19,859)	(30,089)
Accumulated deficit	(735,904)	(706,700)
Total Douglas Emmett, Inc. stockholders' equity	1,943,509	1,943,458
Noncontrolling interests	354,602	370,266
Total equity	2,298,111	2,313,724
Total liabilities and equity	$6,038,731	$5,954,596
See accompanying notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Office rental
Rental revenues	$103,808	$100,264	$204,459	$198,877
Tenant recoveries	11,463	11,720	21,613	22,627
Parking and other income	21,520	19,572	42,175	39,135
Total office revenues	136,791	131,556	268,247	260,639

Multifamily rental
Rental revenues	21,975	18,370	43,619	36,680
Parking and other income	1,691	1,496	3,400	2,975
Total multifamily revenues	23,666	19,866	47,019	39,655

Total revenues	160,457	151,422	315,266	300,294

Operating Expenses
Office expense	46,542	44,661	90,741	88,013
Multifamily expense	5,930	5,096	11,750	10,229
General and administrative	7,473	6,712	14,834	13,523
Depreciation and amortization	51,246	50,939	101,080	101,138
Total operating expenses	111,191	107,408	218,405	212,903

Operating income	49,266	44,014	96,861	87,391

Other income	2,415	4,586	10,974	8,873
Other expenses	(1,619)	(1,678)	(3,191)	(3,131)
Income, including depreciation, from unconsolidated real estate funds	1,207	947	2,650	2,060
Interest expense	(35,177)	(31,952)	(68,816)	(63,790)
Acquisition-related expenses	(198)	—	(488)	(28)
Net income	15,894	15,917	37,990	31,375
Less: Net income attributable to noncontrolling interests	(2,446)	(2,554)	(5,843)	(5,036)
Net income attributable to common stockholders	$13,448	$13,363	$32,147	$26,339

Net income attributable to common stockholders per share – basic	$0.092	$0.093	$0.220	$0.183
Net income attributable to common stockholders per share – diluted	$0.089	$0.090	$0.213	$0.178

Dividends declared per common share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$15,894	$15,917	$37,990	$31,375
Other comprehensive income: cash flow hedges	11,367	2,709	12,385	8,160
Comprehensive income	27,261	18,626	50,375	39,535
Less: Comprehensive income attributable to noncontrolling interests	(4,268)	(3,132)	(7,998)	(6,913)
Comprehensive income attributable to common stockholders	$22,993	$15,494	$42,377	$32,622

See accompanying notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$37,990	$31,375
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(2,650)	(2,060)
Gain from insurance recoveries for damage to real estate	—	(4,826)
Depreciation and amortization	101,080	101,138
Net accretion of acquired lease intangibles	(12,940)	(7,094)
Increase (decrease) in the allowance for doubtful accounts	250	(1,523)
Amortization of deferred loan costs	3,974	2,005
Non-cash market value adjustments on interest rate contracts	—	43
Non-cash amortization of equity compensation	3,935	2,702
Operating distributions from unconsolidated real estate funds	535	483
Change in working capital components:
Tenant receivables	(476)	426
Deferred rent receivables	(3,379)	(1,100)
Interest payable, accounts payable and deferred revenue	3,133	886
Security deposits	(41)	621
Other assets	4,784	3,726
Net cash provided by operating activities	136,195	126,802

Investing Activities
Capital expenditures for improvements to real estate	(37,590)	(42,396)
Capital expenditures for developments	(2,074)	(1,284)
Insurance recoveries for damage to real estate	—	4,236
Property acquisition	(89,906)	—
Note receivable	—	(27,500)
Proceeds from repayment of note receivable	1,000	—
Loan payments received from related party	606	299
Contributions to unconsolidated real estate funds	(12)	—
Capital distributions from unconsolidated real estate funds	4,053	5,702
Net cash used in investing activities	(123,923)	(60,943)

Financing Activities
Proceeds from borrowings	662,400	101,000
Deferred loan cost payments	(4,641)	(312)
Repayment of borrowings	(543,276)	(121,930)
Contributions by noncontrolling interests	—	250
Distributions to noncontrolling interests	(11,817)	(11,682)
Repurchase of stock options	—	(4,524)
Repurchase of operating partnership units	—	(2,827)
Cash dividends to common stockholders	(61,054)	(57,255)
Exercise of stock options	1,823	—
Net cash provided by (used in) financing activities	43,435	(97,280)

Increase (decrease) in cash and cash equivalents	55,707	(31,421)
Cash and cash equivalents at beginning of period	18,823	44,206
Cash and cash equivalents at end of period	$74,530	$12,785
See accompanying notes to consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION:

OPERATING ACTIVITIES:
Cash paid for interest, net of capitalized interest of $463 and $128 for the six months ended June 30, 2015 and 2014, respectively	$64,300	$61,860

NONCASH INVESTING TRANSACTIONS:
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$8,009	$—
Write-off of fully amortized acquired lease intangible assets	$14	$—
Write-off of fully accreted acquired lease intangible liabilities	$20,128	$—
Settlement of note receivable in exchange for land and building acquired	$26,500	$—
Issuance of operating partnership units in exchange for land and building acquired	$1,000	$—
Application of deposit to purchase price of property	$2,500	$—
Gain (loss) from market value adjustments - our derivatives	$(5,740)	$(9,017)
Gain (loss) from market value adjustments - our Fund's derivative	$(1,609)	$(1,640)

NONCASH FINANCING TRANSACTIONS:
Accrual for dividends payable to common stockholders	$30,721	$28,825
Operating Partnership units redeemed with shares of the Company's common stock	$17,203	$20,494

See accompanying notes to consolidated financial statements for additional non-cash items.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of June 30, 2015, we owned a consolidated portfolio of fifty-four office properties (including ancillary retail space) and ten multifamily properties, as well as the fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at June 30, 2015, owned eight additional office properties, for a combined sixty-two office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and to conform to additional line items added in the current period presentation, we have reported more detail for the prior period. During the current reporting period, we reported our proceeds from, and repayments of, borrowings related to our credit facility on a gross basis in the accompanying Consolidated Statements of Cash Flows, and we have reclassified the comparable period, which was previously reported on a net basis, to conform to the current period presentation. The change in presentation did not change the net cash provided by (used in) financing activities that we previously reported for the comparable period.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading.  The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The interim financial statements should be read in conjunction with the consolidated financial statements in our 2014 Annual Report on Form 10-K and the notes thereto.  Any references in this report to the number of properties, square footage and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the United States Public Company Accounting Oversight Board (PCAOB).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), which provides guidance for reporting discontinued operations. The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20, Presentation of Financial Statements. The ASU was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for us was the first quarter of 2015. We adopted the ASU in the first quarter of 2015 and it did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

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

In July 2015, the FASB affirmed its proposal to defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. The proposed Update would also allow entities to apply the new revenue standard as of the original effective date.  The ASU is currently effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for us is the first quarter of 2017. As a result of the proposal, the ASU would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. The Board affirmed its proposal to permit all entities to apply the new revenue standard early, but not before the original effective date, that is fiscal years, and interim periods within those years, beginning after December 15, 2016, which for us is the first quarter of 2017. The Board directed the staff to draft a final Accounting Standards Update for vote by written ballot. We do not expect this ASU to have a material impact on our financial position or results of operations, as lease contracts are not within the scope of this ASU.

The FASB has not issued any other ASUs during 2015 that we expect to be applicable and have a material impact on our future financial position or results of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

2015 Acquisitions

During the six months ended June 30, 2015, we made two acquisitions: (i) on March 5, 2015, we purchased a 227,000 square foot Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, or approximately $407 per square foot, and (ii) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million. See Notes 5 and 13. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in other income in the consolidated statement of operations. See Note 4. The results of operations for these acquisitions are included in our consolidated statements of operations after the respective date of their acquisitions.

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

2014 Acquisitions

We did not acquire any properties during the six months ended June 30, 2014.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	June 30, 2015	December 31, 2014

Above-market tenant leases(1)(3)	$4,869	$3,040
Accumulated amortization - above-market tenant leases(3)	(2,417)	(2,082)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(667)	(629)
Acquired lease intangible assets, net	$4,983	$3,527

Below-market tenant leases(1)(3)	$132,775	$138,088
Accumulated accretion - below-market tenant leases(3)	(101,094)	(102,335)
Above-market ground leases(2)(3)	4,017	16,200
Accumulated accretion - above-market ground leases(2)(3)	(434)	(5,994)
Acquired lease intangible liabilities, net	$35,264	$45,959
________________________________________________

(1)	Includes leases from an office property that we purchased in the first quarter of 2015. See Note 3.

(2)
In the first quarter of 2015, we recognized $6.6 million of accretion for an above-market ground lease in other income related to the purchase of the Harbor Court Land (see Note 3) and removed the cost and accumulated accretion of $10.0 million for that ground lease from our balance sheet.

(3)
In the second quarter of 2015, we removed (i) the cost and accumulated amortization of $14 thousand related to fully amortized above-market tenant leases, (ii) the cost and accumulated accretion of $7.9 million related to fully accreted below-market tenant leases and (iii) the cost and accumulated accretion of $2.1 million related to fully accreted above-market ground leases.

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net accretion of above/below-market tenant leases(1)	$3,202	$3,497	$6,325	$7,003
Amortization of an above-market ground lease(2)	(4)	(4)	(8)	(8)
Accretion of above-market ground leases(3)	13	50	23	99
Accretion of an above-market ground lease(4)	—	—	6,600	—
Total	$3,211	$3,543	$12,940	$7,094
_______________________________________________

(1)	Recorded as an increase to office and multifamily rental revenues.

(2)	Ground lease from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground leases from which we incur ground rent expense. Recorded as a decrease to office expense.

(4)	Ground lease from which we incurred ground rent expense. Recorded as an increase to other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Deferred loan costs, net of accumulated amortization of $15,455 and $13,042 at June 30, 2015 and December 31, 2014, respectively	$16,292	$15,623
Note receivable(1)	—	27,500
Restricted cash	194	194
Prepaid expenses	1,849	6,108
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	2,500
Other	3,267	3,357
Total other assets	$23,590	$57,270

__________________________________________________________________________________

(1)
On February 12, 2015, the owner of a fee interest in the land related to one of our office buildings, to whom we previously loaned $27.5 million, repaid $1.0 million of the loan with cash, and then contributed the respective fee interest valued at $27.5 million to our operating partnership, subject to the remaining balance of that loan of $26.5 million, in exchange for 34,412 units in our operating partnership ("OP Units") valued at $1.0 million. See Notes 3 and 9.

The table below (in thousands) sets forth the amortization of our deferred loans costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Deferred loan costs amortization(1)	$2,201	$1,005	$3,974	$2,005
__________________________________________________________________________________

(1)	Included in interest expense in our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Secured Notes Payable and Revolving Credit Facility

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description(1)	Maturity Date		Principal Balance as of June 30, 2015	Principal Balance as of December 31, 2014	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

Term Loan	12/24/2015		$20,000	$20,000	LIBOR + 1.45%	N/A	--
Term Loan (3)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan(4)	10/2/2017		259,622	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018		510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		154,102	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Fannie Mae Loan (8)	10/1/2019		145,000	145,000	LIBOR + 1.25%	N/A	--
Term Loan (9)	3/1/2020	(10)	349,070	349,070	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Term Loan	4/15/2022		340,000	—	LIBOR + 1.40%	2.77%	4/1/2020
Fannie Mae Loan	4/1/2025		102,400	—	LIBOR + 1.25%	2.84%	3/1/2020
Aggregate loan principal			$3,554,414	$3,253,290
Revolving credit line (11)	12/11/2017		—	182,000	LIBOR + 1.40%	N/A	--
Total (12)			$3,554,414	$3,435,290

Aggregate swap fixed rate loans			$2,130,102	$1,828,080		3.75%
Aggregate fixed rate loans			1,143,172	1,144,070		4.15%
Aggregate floating rate loans			281,140	463,140		N/A
Total (12)			$3,554,414	$3,435,290
______________________________________________________________________________________

(1)
As of June 30, 2015, the weighted average remaining life (including extension options) of our outstanding term debt (excluding our revolving credit line) was 4.0 years. For the $3.27 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (i) the weighted average remaining life was 4.1 years, (ii) the weighted average remaining period during which interest was fixed was 2.4 years, (iii) the weighted average annual interest rate was 3.89% and (iv) including the non-cash amortization of prepaid financing, the weighted average effective interest rate was 4.00%. Except as otherwise noted below, each loan is secured by a separate collateral pool consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)
Effective annual rate, which includes the effect of interest rate contracts as of June 30, 2015, and excludes the effect of prepaid loan fees. See Note 8 for the details of our interest rate contracts.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)	The balance of this loan was paid in full in July 2015 using cash on hand and our credit facility.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(8)	During the period from April 16, 2015 to June 30, 2015, the interest on $140 million of this loan was effectively fixed at 3.7% per annum.

(9)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a 30-year amortization schedule.

(10)	Effective term shown includes the effect of our exercise of two one-year extension options which we expect to be able to exercise.

(11)	$300.0 million revolving credit facility secured by 3 separate collateral pools consisting of a total of 6 properties. Unused commitment fees range from 0.15% to 0.20%.

(12)	See Note 11 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

As of June 30, 2015, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending June 30:
2016	$123,380
2017	34,510
2018	1,127,134
2019	1,293,910
2020	145,000
Thereafter	830,480
Total future principal payments	$3,554,414

7. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Interest payable	$10,198	$9,656
Accounts payable and accrued liabilities	24,403	22,195
Deferred revenue	21,527	22,513
Total interest payable, accounts payable and deferred revenue	$56,128	$54,364

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Derivative Contracts

Hedges of Interest Rate Risk

We make use of interest rate swap and interest rate cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 6 for the details of our floating-rate debt that we have hedged.

Accounting for Hedges of Interest Rate Risk

When we enter into derivative agreements, we generally elect to have them designated as cash flow hedges for accounting purposes. For hedging instruments designated as cash flow hedges, changes in fair value of the hedging instrument are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. Amounts recorded in AOCI related to our designated hedges are then reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. For hedging instruments which are not designated as cash flow hedges, changes in fair value of the hedging instrument are recorded as interest expense.

Summary of our derivatives

As of June 30, 2015, all of our interest rate swaps were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)(1)

Consolidated	10	$2,270,480
Unconsolidated Fund(2)	1	$325,000
___________________________________________________

(1)	See Note 11 for our fair value disclosures.

(2)
The notional amount presented represents 100%, not our pro-rata share, of the amounts related to the Fund. At June 30, 2015, we held an equity interest of 68.61% of the Fund involved. See Note 16 for more information regarding our Funds.

As of June 30, 2015, we had three purchased interest rate caps with a notional value of $18.0 million that were not designated as cash flow hedges.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of June 30, 2015, there have been no events of default with respect to our interest rate swaps or our Fund's interest rate swap. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

	June 30, 2015	December 31, 2014

Fair value of derivatives in a liability position(1)	$30,077	$40,953

__________________________________________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk. Our Fund's interest rate swap was in an asset position as of June 30, 2015.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of our derivative instruments and our Fund's derivative instrument on our AOCI and statements of operations for the six months ended June 30:

	2015	2014
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recorded in AOCI (effective portion) - our derivatives(1)(8)	$(5,740)	$(9,017)
Gain (loss) recorded in AOCI (effective portion) - our Fund's derivatives(2)(8)	$(1,609)	$(1,640)
Loss reclassified from AOCI (effective portion) - our derivatives(3)(8)	$(19,259)	$(18,277)
Loss reclassified from AOCI (effective portion) - our Fund's derivatives(4)(8)	$(475)	$(497)
Loss reclassified from AOCI (ineffective portion) - our derivatives(5)(7)	$—	$(43)
Gain (loss) recorded as interest expense (ineffective portion)(6)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the change in fair value of our interest rate swaps designated as cash flow hedges, which does not impact the statement of operations. See Note 11 for our fair value disclosures.

(2)	Represents our share of the change in fair value of our Fund's interest rate swap designated as a cash flow hedge, which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to interest expense.

(4)	Reclassified from AOCI as a decrease to income, including depreciation, from unconsolidated real estate funds.

(5)	Excluded from effectiveness testing. Reclassified from AOCI as an increase to interest expense.

(6)	Excluded from effectiveness testing.

(7)	Represents the change in fair value of our derivatives not designated as cash flow hedges.

(8)	See the reconciliation of our AOCI in Note 9.

Future Reclassifications from AOCI

We estimate that $26.6 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $447 thousand of our AOCI related to our Fund's derivative designated as a cash flow hedge will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9.  Equity

Equity Transactions

During the six months ended June 30, 2015, we (i) acquired 1.3 million OP Units in exchange for an equal number of shares of our common stock, and (ii) issued 136 thousand shares of our common stock on the exercise of options for net proceeds of $1.8 million at an average price of $13.44 per share. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings (see Notes 3 and 5).

During the six months ended June 30, 2014, we (i) acquired 1.5 million OP Units in exchange for an equal number of shares of our common stock, (ii) acquired 120 thousand OP Units for cash for a total purchase price of $2.8 million at an average price of $23.56 per unit, and (iii) cash settled options covering 691 thousand shares of our common stock for a total cost of $4.5 million at an average net price of $6.55 per option.

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2015	$1,943,458	$370,266	$2,313,724
Net income	32,147	5,843	37,990
Cash flow hedge adjustment	10,230	2,155	12,385
Dividends and distributions	(61,352)	(11,817)	(73,169)
Exchange of OP units	17,203	(17,203)	—
Issuance of OP units	—	1,000	1,000
Exercise of stock options	1,823	—	1,823
Equity compensation	—	4,358	4,358
Balance as of June 30, 2015	$1,943,509	$354,602	$2,298,111

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	26,339	5,036	31,375
Cash flow hedge adjustment	6,283	1,877	8,160
Contributions	—	250	250
Dividends and distributions	(57,559)	(11,682)	(69,241)
Repurchase of stock options	(4,524)	—	(4,524)
Exchange of OP units	20,494	(20,494)	—
Repurchase of OP units	(1,197)	(1,630)	(2,827)
Equity compensation	—	2,972	2,972
Balance as of June 30, 2014	$1,960,233	$373,140	$2,333,373

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of (i) interests in our operating partnership that are not owned by us and (ii) a minority partner's one-third interest in a consolidated joint venture which owns an office building in Honolulu, Hawaii. Noncontrolling interests in our operating partnership consist of OP Units and fully-vested Long Term Incentive Plan Units ("LTIP Units") and represented approximately 15% of our operating partnership as of June 30, 2015 when we had 146.3 million shares of common stock and 26.4 million OP Units and LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our operating partnership.  Investors who own OP Units have the right to cause our operating partnership to redeem their OP Units for an amount of cash per unit equal to the then current market value of one share of our common stock, or, at our election, for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as a portion of their compensation. These awards generally vest over time and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from changes in our ownership interest in our operating partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$13,448	$13,363	$32,147	$26,339

Transfers (to) from noncontrolling interests:
Exchange of OP units with noncontrolling interests	5,788	6,106	17,188	20,479
Repurchase of OP units from noncontrolling interests	—	—	—	(1,197)
Net transfers from noncontrolling interests	$5,788	$6,106	$17,188	$19,282

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$19,236	$19,469	$49,335	$45,621

AOCI Reconciliation

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the six months ended June 30:

	2015	2014

Beginning balance	$(30,089)	$(50,554)

Other comprehensive loss before reclassifications - our derivatives	(5,740)	(9,017)
Other comprehensive loss before reclassifications - our Fund's derivative	(1,609)	(1,640)
Reclassifications from AOCI - our derivatives(1)	19,259	18,320
Reclassifications from AOCI - our Fund's derivative(2)	475	497
Net current period OCI	12,385	8,160
Less OCI attributable to noncontrolling interests	(2,155)	(1,877)
OCI attributable to common stockholders	10,230	6,283

Ending balance	$(19,859)	$(44,271)
___________________________________________________

(1)	Reclassification as an increase to interest expense.

(2)	Reclassification as an decrease to income, including depreciation, from unconsolidated real estate funds.

(3)	See Note 8 for the details of our derivatives and Note 11 for our derivative fair value disclosures.

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

Total net equity compensation expense for equity grants was $2.0 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $3.9 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively. These amounts are net of capitalized equity compensation of $210 thousand and $137 thousand for the three months ended June 30, 2015 and 2014, respectively, and $402 thousand and $269 thousand for the six months ended June 30, 2015 and 2014, respectively. The intrinsic value of options exercised and repurchased was $1.6 million for the three months ended June 30, 2014, and $2.2 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively.

10. Earnings Per Share (EPS)

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator (in thousands):
Net income attributable to common stockholders	$13,448	$13,363	$32,147	$26,339
Allocation to participating securities: Unvested LTIP units	(67)	(51)	(165)	(100)
Numerator for basic and diluted net income attributable to common stockholders	$13,381	$13,312	$31,982	$26,239

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	145,898	143,717	145,614	143,426
Effect of dilutive securities: Stock options(1)	4,406	4,228	4,440	4,003
Weighted average shares of common stock and common stock equivalents outstanding - diluted	150,304	147,945	150,054	147,429

Basic EPS:
Net income attributable to common stockholders per share	$0.092	$0.093	$0.220	$0.183

Diluted EPS:
Net income attributable to common stockholders per share	$0.089	$0.090	$0.213	$0.178
____________________________________________________

(1)	The following securities were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

OP units and vested LTIP units	26,744	27,863	26,978	28,155
Unvested LTIP units	573	502	539	469

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11. Fair Value of Financial Instruments

Our estimates of the fair value of financial instruments were determined using available market information and widely used valuation methods.  Considerable judgment is necessary to interpret market data and determine an estimated fair value.  The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. The FASB fair value framework hierarchy distinguishes between assumptions based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market-based inputs.  The hierarchy is as follows:

Level 1 - inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - inputs are observable either directly or indirectly for similar assets and liabilities in active markets.
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of June 30, 2015, we did not have any fair value measurements of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Note receivable: See Note 16 for the details of our note receivable. Based on observable market interest rates which we consider to be Level 2 inputs, the fair value of the note receivable approximated its carrying value at June 30, 2015.

Secured notes payable: See Note 6 for the details of our secured notes payable. We estimate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	June 30, 2015	December 31, 2014

Fair value	$3,592,142	$3,293,351
Carrying value	$3,554,414	$3,253,290

Financial instruments measured at fair value

Derivative instruments: See Note 8 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  The table below presents (in thousands) the estimated fair value of our derivatives:

	June 30, 2015	December 31, 2014
Derivative Assets:
Fair value - our derivatives(1)	$2,817	$—
Fair value - our Fund's derivative(2)	$629	$2,282

Derivative Liabilities:
Fair value - our derivatives(1)	$26,684	$37,386
____________________________________________________________________________________

(1)	The fair value of our derivatives are included in interest rate contracts in our consolidated balance sheet.

(2)
The fair value presented represents 100%, not our pro-rata share, of the fair value related to the Fund. At June 30, 2015, we held an equity interest of 68.61% of that Fund. Our pro-rata share of the fair value of the Fund's derivative is included in our investment in unconsolidated real estate funds in our consolidated balance sheet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

12. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses.  Operating expense reimbursements are reflected in our consolidated statements of operations as tenant recoveries. We also lease space to certain tenants under non-cancelable leases that provide for percentage rents based upon tenant revenues.  Percentage rental income totaled $140 thousand and $116 thousand for the three months ended June 30, 2015 and 2014, respectively, and $370 thousand and $243 thousand for the six months ended June 30, 2015 and 2014, respectively.

The table below presents (in thousands) the future minimum base rentals on our non-cancelable office and ground operating leases at June 30, 2015:

Twelve months ending June 30:
2016	$389,637
2017	346,929
2018	294,426
2019	233,024
2020	186,098
Thereafter	479,067
Total future minimum base rentals(1)	$1,929,181
_____________________________________________________

(1)
Future minimum lease receipts exclude (i) residential leases, which typically have a term of one year or less, (ii) tenant reimbursements, (iii) amortization of deferred rent receivables and (iv) amortization/accretion of acquired above/below-market lease intangibles.  Some leases are subject to termination options, generally upon payment of a termination fee, the preceding table assumes that these termination options are not exercised.

13. Future Minimum Lease Payments

We incurred lease payments related to two ground leases of $183 thousand and $606 thousand for the three months ended June 30, 2015 and 2014, respectively, and $366 thousand and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. We acquired the fee interest related to one of those ground leases in February 2015 (see Notes 3 and 5). The table below presents (in thousands) the future minimum ground lease payments of our remaining ground lease as of June 30, 2015:

Twelve months ending June 30:
2016	$733
2017	733
2018	733
2019	733
2020	733
Thereafter	48,743
Total future minimum lease payments(1)	$52,408
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

Concentration of Risk

Our properties are located in Los Angeles County, California and Honolulu, Hawaii.  The ability of our tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the markets in which our tenants operate.  We perform ongoing credit evaluations of our tenants for potential credit losses. For the six months ended June 30, 2015 and 2014, no tenant accounted for more than 10% of our total rental revenue and tenant recoveries.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-three properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of June 30, 2015, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed by an interest rate swap which matures on May 1, 2017, we have also guaranteed the related swap. We have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2015, the maximum future payments under the swap agreement were approximately $3.6 million.  As of June 30, 2015, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

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
The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Office Segment
Total office revenues	$136,791	$131,556	$268,247	$260,639
Office expenses	(46,542)	(44,661)	(90,741)	(88,013)
Office Segment profit	90,249	86,895	177,506	172,626

Multifamily Segment
Total multifamily revenues	23,666	19,866	47,019	39,655
Multifamily expenses	(5,930)	(5,096)	(11,750)	(10,229)
Multifamily Segment profit	17,736	14,770	35,269	29,426

Total profit from all segments	$107,985	$101,665	$212,775	$202,052
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total profit from all segments	$107,985	$101,665	$212,775	$202,052
General and administrative expense	(7,473)	(6,712)	(14,834)	(13,523)
Depreciation and amortization	(51,246)	(50,939)	(101,080)	(101,138)
Other income	2,415	4,586	10,974	8,873
Other expenses	(1,619)	(1,678)	(3,191)	(3,131)
Income, including depreciation, from unconsolidated real estate funds	1,207	947	2,650	2,060
Interest expense	(35,177)	(31,952)	(68,816)	(63,790)
Acquisition-related expenses	(198)	—	(488)	(28)
Net income	15,894	15,917	37,990	31,375
Less: Net income attributable to noncontrolling interests	(2,446)	(2,554)	(5,843)	(5,036)
Net income attributable to common stockholders	$13,448	$13,363	$32,147	$26,339

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

16. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At June 30, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. We received cash distributions from our Funds totaling $2.2 million and $4.6 million during the three and six months ended June 30, 2015, respectively, compared to $3.2 million and $6.2 million during the three and six ended June 30, 2014, respectively.

Our investment in the Funds includes an unsecured note receivable. In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5% per annum, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. The interest recognized on this note is included in other income in our consolidated statements of operations. As of June 30, 2015, and December 31, 2014, the balance outstanding on the loan was $0.9 million and $1.5 million, respectively. See Note 11 for our fair value disclosures.

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Six Months Ended June 30,
	2015	2014

Total revenues	$35,041	$32,629
Operating income	7,180	6,089
Net income	1,442	442

	June 30, 2015	December 31, 2014

Total assets	$695,034	$703,130
Total liabilities	388,307	389,413
Total equity	306,727	313,717

17. Subsequent events

On July 1, 2015, we paid off the remaining $259.6 million of a $400.0 million term loan due in 2017 using cash on hand and funds from our credit line.

On July 27, 2015, we closed a non-recourse $180.0 million interest only term loan. The interest rate on the loan is Libor plus 1.45%, which has been effectively fixed at 3.06% per annum until July 2020 using an interest rate swap. The loan is secured by one of our office properties and, including a two year extension option, effectively matures in July 2022.

In August 2015, we renewed our At-the-Market program for an additional three years and increased the value of the common stock covered by it to $400.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business Description

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

Portfolio summary

Through our interest in our operating partnership and its subsidiaries, including our Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of June 30, 2015, our portfolio consisted of the following:

	Consolidated	Total Portfolio(1)
Office
Class A Properties(2)	54	62
Rentable square feet (in thousands)	13,692	15,516
Leased rate	92.4%	92.8%
Occupied rate	90.5%	90.9%

Multifamily
Properties	10	10
Units	3,336	3,336
Leased rate	99.8%	99.8%
Occupied rate	98.2%	98.2%

__________________________________________________
(1) Total portfolio consists of our consolidated properties and our Funds' properties. We own a weighted average of 60.0% of our Funds (based on square footage).
(2) Office portfolio includes ancillary retail space.

Our consolidated portfolio also included two parcels of land which are ground leased to the owner of a Class A office building.

Annualized rent

Annualized rent from our consolidated portfolio was derived as follows as of June 30, 2015:

Financings, Acquisitions, Dispositions, Developments and Repositionings

Financings

•
In the first quarter of 2015, we closed a secured, non-recourse, ten year $102.4 million interest only term loan that will mature in April 2025. The loan bears interest at LIBOR + 1.25%, and has been effectively fixed at 2.84% per annum until March 2020 utilizing an interest rate swap. The loan is secured by our recently acquired multifamily property in Honolulu, Hawaii. See Note 6 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt.

•
In April 2015, we closed a secured, non-recourse, seven year $340 million interest only term loan that will mature in April 2022. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.77% per annum until April 2020 utilizing an interest rate swap. The loan is secured by a pool of six properties. We used the proceeds from this loan to prepay $140 million of our $400 million loan due in 2017 and to pay down the outstanding balance on our credit line.

•	On July 1, 2015, we used cash on hand and funds from our credit line to pay off the remaining $260 million of the $400 million loan due in 2017.

•
On July 27, 2015, we closed a non-recourse $180 million interest only term loan that will mature in July 2022 with interest effectively fixed at 3.06% per annum until July 2020. The loan is secured by an office building in Hawaii. We used the proceeds from this loan to pay down a portion of the outstanding balance on our credit line.

Acquisitions and Dispositions

•
In the first quarter of 2015, we closed on the purchase of a 227,000 square foot Class A multi-tenant office property located in Encino, California for $92.4 million, or approximately $407 per square foot. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions.

•
In the first quarter of 2015, we acquired the fee interest in the land under one of our office buildings for the equivalent of $27.5 million. In that first quarter, we recognized the remaining $6.6 million of accretion of an above-market ground lease under which we had leased the land. See Note 4 to our consolidated financial statements in Item 1 of this Report for more detail regarding the accretion of the above-market ground lease.

Development and Repositionings
We are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are planning the construction of an additional 500 apartments at our Moanalua Hillside Apartments in Honolulu. We expect construction will take approximately 18 months and cost approximately $120 million. Hawaii has started offering some incentive programs to encourage the type of workhouse housing that we are going to build, and we are in the process of applying for those program incentives before proceeding further with construction.

•
In Los Angeles, we are seeking to build a high rise apartment project with 376 residential units. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, we do not expect to break ground in Los Angeles before late 2017, even if the entitlement process is successful. We expect the cost of this development to be approximately $120 million to $140 million.

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. We are currently repositioning a 79,000 square foot office property in Honolulu, Hawaii, in which we own a two-thirds interest, as well as a 413,000 square foot office property in Brentwood, Los Angeles, which included 35,000 square foot of retail space on which we expect to develop a 34 story, 376 unit residential high-rise as described above.

Historical Results of Operations

Overview

Our results of operations for the three and six months ended June 30, 2015 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties for the full six months, as well as (after the date of acquisition) one additional consolidated office property that we acquired on March 5, 2015. Our results of operations for the three and six months ended June 30, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties.  Our share of the earnings from our Funds, which owned an additional eight office properties during the three and six months ended June 2015 and 2014, is included in income, including depreciation, from unconsolidated real estate funds. We did not acquire or sell any interests in our Funds during the three and six months ended June 2015 or 2014. Our Funds did not acquire or sell any properties during the three and six months ended June 2015 or 2014.

Non-GAAP Supplemental Financial Measure: Consolidated Funds From Operations (FFO)

Many investors use Funds From Operations as one performance yardstick to compare the operating performance with that of other REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after the same adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or a substitute measure for cash flow from operating activities computed in accordance with GAAP.

FFO for the three months ended June 30, 2015 increased by $0.2 million, or 0.3%, to $71.0 million compared to $70.8 million for the three months ended June 30, 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, and (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, partially offset by (iii) an increase in interest expense due to higher debt balances and acceleration of the amortization of deferred loan costs due to loan refinancings, and (iv) higher other income for the three months ended June 30, 2014 as a result of the inclusion of insurance recoveries related to fire damage. FFO for the six months ended June 30, 2015 increased by $6.7 million, or 4.8%, to $147.0 million compared to $140.3 million for the six months ended June 30, 2014. The increase primarily reflects the same factors as the three month increase, as well as an increase in other income resulting from accelerated accretion from a ground lease (see Notes 3 and 5).

The table below (in thousands) reconciles our FFO (which includes the FFO attributable to noncontrolling interests) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$13,448	$13,363	$32,147	$26,339
Depreciation and amortization of real estate assets	51,246	50,939	101,080	101,138
Net income attributable to noncontrolling interests	2,446	2,554	5,843	5,036
Adjustments attributable to consolidated joint venture and unconsolidated Funds(1)	3,854	3,898	7,935	7,764
FFO	$70,994	$70,754	$147,005	$140,277

_____________________________________________________

(1)
Adjusts for the impact to net income of (i) the portion of the net income or loss, and the portion of depreciation and amortization of real estate assets, which are attributable to the noncontrolling interest of our consolidated joint venture, and (ii) our share of the depreciation and amortization of real estate assets of our unconsolidated Funds.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during each period:

	Six Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	June 30, 2015	2014	2013	2012	2011

Average rental rate(2)	$40.89	$35.93	$34.72	$32.86	$32.76
Annualized lease transaction costs(3)	$5.03	$4.66	$4.16	$4.06	$3.64

___________________________________________________

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease. However, care should be taken in any comparison, as the averages are often significantly affected from period to period by factors such as the buildings, submarkets, types of space and terms involved in the leases executed during the respective reporting period.

(2)
Represents the weighted average straight-line annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot for leases entered into within our total office portfolio.  For our triple net leases, annualized rent is calculated by adding estimated expense reimbursements to base rent.

(3)
Represents the weighted average leasing commissions and tenant improvement allowances under each office lease within our total office portfolio that were executed during the respective reporting period, divided by the number of years of that lease.

Straight-line rental rates

During the second quarter of 2015, we experienced positive rent roll up, with our average straight-line rent of $38.84 under new and renewal leases that we signed during the quarter averaging 21.1% greater than the average straight-line rent of $32.07 on the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average starting rental rates, (ii) more leases containing annual rent escalations in excess of 3% per annum and (iii) lower rental rates on the expiring leases for the same space. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in this number and make predicting the changes in rent in any specific quarter difficult.

Cash rental rates

During the second quarter of 2015, our average starting cash rental rate on new and renewal leases that we signed during the quarter of $37.07 was 19.9% greater than the average starting cash rental rate on the expiring leases for the same space of $30.93, and 6.1% greater than the cash rental rate of $34.95 on the expiring leases for the same space. The leases we signed during the quarter included the renewal of the lease for our corporate headquarters in Santa Monica. Excluding that lease, the starting cash rents on office leases that we signed during the second quarter were 6.1% higher than the expiring leases for the same space, and the straight line rents were 21.1% higher than the same space under the prior lease. The improvement in this metric reflects both (i) office rent growth in our submarkets and (ii) our focus during the quarter on increasing rental rates. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific quarter difficult.

The table below presents our expected expiring cash rents in our total office portfolio over the next four quarters:

	Three Months Ending
Expiring cash rents:	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016

Expiring square feet (1)	164,660	315,252	368,255	519,300
Expiring rent per square foot (2)	$33.58	$33.42	$33.48	$37.15

____________________________________________________

(1)
Scheduled square footage expirations for our total office portfolio, which reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease on or before June 30, 2015, (ii) a new tenant has executed a lease on or before June 30, 2015 that will commence after June 30, 2015, (iii) early termination options that are exercised after June 30, 2015, (iv) defaults occurring after June 30, 2015, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (i) they are not included in our changes in rental rate data, (ii) have rental rates that may not be reflective of market conditions, and (iii) can distort the data trends, particularly in the first quarter of the fiscal year. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates

With respect to our residential properties, average rent on leases to new tenants during the second quarter of 2015 was 4.7% higher than the rent for the same unit at the time it became vacant.  The table below presents the average annual rental rate per leased unit. The rental rates in 2015 include Waena Apartments, which we acquired on December 30, 2014, which accounts for the decline in the overall average.

	Six Months Ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	June 30, 2015	2014	2013	2012	2011

Rental rate	$26,970	$28,870	$27,392	$26,308	$24,502

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2015	2014	2013	2012	2011

Office Portfolio	90.9%	90.5%	90.4%	89.6%	87.5%
Multifamily Portfolio	98.2%	98.2%	98.7%	98.7%	98.4%

	Six Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	June 30, 2015	2014	2013	2012	2011

Office Portfolio	90.8%	90.0%	89.7%	88.3%	87.0%
Multifamily Portfolio	98.3%	98.5%	98.6%	98.5%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of three months months ended June 30, 2015 to three months months ended June 30, 2014

Revenues

Office Rental Revenue:  Office rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Office rental revenue increased by $3.5 million, or 3.5%, to $103.8 million for the three months ended June 30, 2015, compared to $100.3 million for the three months ended June 30, 2014.  The increase was primarily due to rental revenues of $3.6 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, partially offset by a decrease in rental revenues of $0.1 million for the properties that we owned throughout both periods. The decrease in rental revenue from the properties that we owned throughout both periods was primarily due to a decrease in the accretion from below-market leases and a decrease in lease termination revenue. Accretion from our below-market leases has generally been declining since our initial public offering (IPO), and we expect that overall trend to continue.

Office Tenant Recoveries:  Office tenant recoveries decreased by $0.3 million, or 2.19%, to $11.5 million for the three months ended June 30, 2015, compared to $11.7 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in tenant recoveries of $0.6 million for the properties that we owned throughout both periods, partially offset by tenant recoveries of $0.3 million from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower income from current period recoveries as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $1.9 million, or 10.0%, to $21.5 million for the three months ended June 30, 2015, compared to $19.6 million for the three months ended June 30, 2014. The increase was primarily due to an increase of $1.3 million in parking and other income from properties that we owned throughout both periods, as well as parking and other income of $0.7 million from two properties that we acquired. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $3.8 million, or 19.1%, to $23.7 million for the three months ended June 30, 2015, compared to $19.9 million for the three months ended June 30, 2014.  The increase was primarily due to rental revenues of $2.7 million from a property that we acquired in the fourth quarter of 2014, as well as an increase in rental revenues of $0.9 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $1.9 million, or 4.2%, to $46.5 million for the three months ended June 30, 2015, compared to $44.7 million for the three months ended June 30, 2014. The increase was primarily due to rental expenses of $1.6 million from two properties that we acquired, as well as an increase of $0.3 million for the properties that we owned throughout both periods. The increase in rental expenses from the properties that we owned throughout both periods was primarily due to an increase in scheduled services and payroll expense.

Multifamily Rental Expenses:  Multifamily rental expense increased by $0.8 million, or 16.4%, to $5.9 million for the three months ended June 30, 2015, compared to $5.1 million for the three months ended June 30, 2014.  The increase was due to rental expenses of $0.9 million from a property that we acquired in the fourth quarter of 2014, partially offset by a decrease of $0.1 million from the properties that we owned throughout both periods. The decrease in rental expenses for the properties that we owned throughout both periods was primarily due to a decrease in utilities expense.

General and Administrative Expenses:  General and administrative expenses increased by $0.8 million, or 11.3%, to $7.5 million for the three months ended June 30, 2015, compared to $6.7 million for the three months ended June 30, 2014. The increase was primarily due to an increase in employee equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense increased by $0.3 million, or 0.6%, to $51.2 million for the three months ended June 30, 2015, compared to $50.9 million for the three months ended June 30, 2014.  The increase was primarily due to a depreciation and amortization of $2.6 million from properties that we acquired, partially offset by a decrease in depreciation and amortization of $2.3 million from properties that we owned throughout both periods. The decrease in depreciation and amortization from the properties that we owned throughout both periods reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $2.2 million, or 47.3%, to $2.4 million for the three months ended June 30, 2015, compared to $4.6 million for the three months ended June 30, 2014, and other expenses decreased by $0.1 million, or 3.5% to $1.6 million for the three months ended June 30, 2015, compared to $1.7 million for the three months ended June 30, 2014. The decrease in other income was primarily due to $2.3 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties that we recognized in other income in the three months ended June 30, 2014.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results, net of depreciation, of our Funds.  Our share of the income, including depreciation, from our Funds was $1.2 million for the three months ended June 30, 2015 compared to $0.9 million for the three months ended June 30, 2014. The increase was primarily due to an increase in the revenues of our Funds, which was primarily due to increased occupancy. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Interest Expense:  Interest expense increased by $3.2 million, or 10.1%, to $35.2 million for the three months ended June 30, 2015, compared to $32.0 million for the three months ended June 30, 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as an acceleration of deferred loan cost amortization as a result of refinancing certain debt. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses were $198 thousand for the three months ended June 30, 2015 as a result of greater activity related to finding, evaluating and closing acquisitions. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

Revenues

Office Rental Revenue:  Office rental revenue increased by $5.6 million, or 2.8%, to $204.5 million for the six months ended June 30, 2015, compared to $198.9 million for the six months ended June 30, 2014.  The increase was primarily due to rental revenues of $5.7 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, partially offset by a decrease in rental revenues of $0.1 million for the properties that we owned throughout both periods. The decrease in rental revenue from the properties that we owned throughout both periods was primarily due to a decrease in the accretion from below-market leases and a decrease in lease termination revenue.

Office Tenant Recoveries:  Office tenant recoveries decreased by $1.0 million, or 4.5%, to $21.6 million for the six months ended June 30, 2015, compared to $22.6 million for the six months ended June 30, 2014.  The decrease was primarily due to a decrease in tenant recoveries of $1.6 million for the properties that we owned throughout both periods, partially offset by tenant recoveries of $0.6 million from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower income from current period recoveries as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $3.0 million, or 7.8%, to $42.2 million for the six months ended June 30, 2015, compared to $39.1 million for the six months ended June 30, 2014. The increase was primarily due to an increase of $1.9 million in parking and other income from properties that we owned during both periods, as well as parking and other income of $1.1 million from two properties that we acquired. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue increased by $7.4 million, or 18.6%, to $47.0 million for the six months ended June 30, 2015, compared to $39.7 million for the six months ended June 30, 2014.  The increase was primarily due to rental revenues of $5.4 million from a property that we acquired in the fourth quarter of 2014, as well as an increase in rental revenues of $1.5 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $2.7 million, or 3.1%, to $90.7 million for the six months ended June 30, 2015, compared to $88.0 million for the six months ended June 30, 2014. The increase was primarily due to rental expenses of $2.6 million from two properties that we acquired, as well as an increase of $0.1 million for the properties that we owned throughout both periods. The increase in rental expenses from the properties that we owned throughout both periods was primarily due an increase in scheduled services and payroll expense.

Multifamily Rental Expenses:  Multifamily rental expense increased by $1.5 million, or 14.9%, to $11.8 million for the six months ended June 30, 2015, compared to $10.2 million for the six months ended June 30, 2014.  The increase was primarily due to rental expenses of $1.6 million from a property that we acquired in the fourth quarter of 2014, partially offset by a decrease in rental expenses of $0.1 million for the properties that we owned throughout both periods. The decrease in rental expenses from the properties that we owned throughout both periods was primarily due to a decrease in repairs and maintenance expense and utilities expense.

General and Administrative Expenses:  General and administrative expenses increased by $1.3 million, or 9.7%, to $14.8 million for the six months ended June 30, 2015, compared to $13.5 million for the six months ended June 30, 2014. The increase was primarily due to an increase in employee equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense decreased by $0.1 million, or 0.1%, to $101.1 million for the six months ended June 30, 2015, compared to $101.1 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in depreciation and amortization of $4.3 million from properties that we owned throughout both periods, partially offset by depreciation and amortization of $4.2 million from properties that we acquired. The decrease in depreciation and amortization for the properties that we owned throughout both periods reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $2.1 million, or 23.7%, to $11.0 million for the six months ended June 30, 2015, compared to $8.9 million for the six months ended June 30, 2014, and other expenses increased by $0.1 million, or 1.9%, to $3.2 million for the six months ended June 30, 2015, compared to $3.1 million for the six months ended June 30, 2014. The increase in other income was primarily due to $6.6 million of accelerated accretion that we recognized related to an above market ground lease for which we acquired the underlying fee interest in the land in the first quarter of 2015, see Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition of the fee interest. This compared to $4.6 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties that we recognized in other income in the six months ended June 30, 2014.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our Funds was $2.7 million for the six months ended June 30, 2015 compared to $2.1 million for the six months ended June 30, 2014. The increase was primarily due to an increase in the revenues of our Funds, which was primarily due to increased occupancy. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Interest Expense:  Interest expense increased by $5.0 million, or 7.9%, to $68.8 million for the six months ended June 30, 2015, compared to $63.8 million for the six months ended June 30, 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as an acceleration of deferred loan cost amortization as a result of refinancing certain debt. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses were $488 thousand for the three months ended June 30, 2015 as a result of greater activity related to finding, evaluating and closing acquisitions. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured mortgages.  At June 30, 2015, we had total indebtedness of $3.55 billion, with a weighted average remaining life of 4.0 years.  See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured mortgages carry fixed interest rates, and we generally enter into interest rate swap agreement with respect to our mortgages with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our derivative contracts.

As of June 30, 2015, $3.27 billion, or 92%, of our debt, had an annual interest rate that was effectively fixed under either the terms of the loan or a swap, with a weighted average annual rate of 3.89% (on an actual/360-day basis). The weighted average remaining life was 4.1 years, and the weighted average remaining period during which the interest rate was fixed was 2.4 years.

At June 30, 2015, our net consolidated debt (consisting of our $3.55 billion of borrowings under secured loans less our cash and cash equivalents of $74.5 million) represented 42% of our total enterprise value of $8.25 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the noncontrolling units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on June 30, 2015 (the last business day of the quarter) on the New York Stock Exchange of $26.94 per share.

Activity for six months ended June 30, 2015

For a description of our financing activities during the six months ended June 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above.

Short term liquidity

Excluding any other potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations and, if necessary, our revolving credit facility.  At June 30, 2015, our revolving credit facility had an unused balance of $300.0 million. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility and our debt that is scheduled to mature in 2015.

At June 30, 2015, we are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and if necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP Units, property dispositions and joint venture transactions. At June 30, 2015, we had an At-the-Market program which would allow us to sell up to an additional $300.0 million of common stock. In August 2015, we renewed our At-the-Market program for an additional three years and increased the value of the common stock covered by it to $400 million.

Commitments and other future expected transactions

At June 30, 2015, we did not have any commitments for acquisitions and we did not have any debt scheduled to mature in 2015 other than a $20.0 million term loan due in December 2015. For a description of our financing activities during the six months ended June 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. During the remainder of 2015, we plan to continue with our debt refinancing program to extend our maturities and take advantage of the current interest rate environment.

Contractual Obligations

For a description of our financing activities during the six months ended June 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. As of June 30, 2015, other than these transactions during the first six months of 2015, there were no material changes to the information regarding contractual obligations included in Item 7 in our 2014 Annual Report on Form 10-K.

Cash Flows

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $9.4 million to $136.2 million for the six months ended June 30, 2015 compared to $126.8 million for the six months ended June 30, 2014.  The increase was primarily due to an increase in operating income from our office portfolio due to acquisitions and an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, partially offset by an increase in cash interest expense due to higher debt balances.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $63.0 million to $123.9 million for the six months ended June 30, 2015 compared to $60.9 million for the six months ended June 30, 2014. The increase primarily reflects the expenditure of $89.9 million for the acquisition of First Financial Plaza in the first quarter of 2015, while the significant investment activity for the six months ended June 30, 2014 included a loan that we advanced in the first quarter of 2014 for $27.5 million. See Notes 3 and 5 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisition of First Financial Plaza and the loan that we advanced.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash provided by financing activities was $43.4 million for the six months ended June 30, 2015, compared to $97.3 million used in financing activities for the six months ended June 30, 2014. The change primarily reflects net borrowings of $119.1 million for the six months ended June 30, 2015 compared to net repayment of borrowings of $20.9 million for the six months ended June 30, 2014.

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

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds as of June 30, 2015, the amounts represent 100% (not our pro-rata share) of amounts related to the Funds:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate

Fixed rate term loan (1)	$51.4	4/1/2016	5.67%
Swap fixed rate term loan (2)	325.0	5/1/2018	2.35%
	$376.4

_____________________________________________________

(1)	The loan was assumed by one of our Funds upon acquisition of the property securing the loan, and requires monthly payments of principal and interest. Interest on the loan is fixed.

(2)
The loan is secured by six properties in a collateralized pool, requires monthly payments of interest only, and the outstanding principal is due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of June 30, 2015, the maximum future payments under the swap agreement were approximately $3.6 million.  As of June 30, 2015, all of the obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Critical Accounting Policies

In our 2014 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this Report.

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and lease intangibles, and above and below market tenant leases). These determinations, which are inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available. For a discussion of recently issued accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except for our financing activities during the six months ended June 30, 2015 described under "Financings, Acquisitions, Dispositions, Developments and Repositionings" above, as of June 30, 2015 there were no material changes to the information regarding Quantitative and Qualitative Disclosures about Market Risk included in Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of June 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

            If the operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences. We believe that the operating partnership is treated as a partnership for federal income tax purposes. As a partnership, the operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of the operating partnership's income. We cannot be assured, however, that the IRS will not challenge the status of the operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

            Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

            Legislative or other actions affecting REITs could have a negative effect on us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Except to the extent of any additional relevant additional factual information disclosed in our public reports during 2015, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 6.  Exhibits

Exhibit Number    Description

31.1    Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________________________
*    In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date:	August 7, 2015	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer

Date:	August 7, 2015	By:	/s/ MONA GISLER
Mona Gisler
Chief Accounting Officer