Form 10-Q
period 2015-09-30
Douglas Emmett Inc
filed 2015-11-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 30, 2015
Common Stock, $0.01 par value per share	146,779,348	shares

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Investment in real estate:
Land	$924,965	$900,813
Buildings and improvements	5,688,794	5,590,118
Tenant improvements and lease intangibles	708,461	666,672
Investment in real estate, gross	7,322,220	7,157,603
Less: accumulated depreciation and amortization	(1,673,716)	(1,531,157)
Investment in real estate, net	5,648,504	5,626,446

Cash and cash equivalents	9,930	18,823
Tenant receivables, net	2,036	2,143
Deferred rent receivables, net	79,464	74,997
Acquired lease intangible assets, net	4,729	3,527
Investment in unconsolidated real estate funds	165,156	171,390
Other assets	34,037	57,270
Total assets	$5,943,856	$5,954,596

Liabilities
Secured notes payable and revolving credit facility	$3,474,111	$3,435,290
Interest payable, accounts payable and deferred revenue	67,526	54,364
Security deposits	38,063	37,450
Acquired lease intangible liabilities, net	32,145	45,959
Interest rate contract liabilities	31,465	37,386
Dividends payable	30,735	30,423
Total liabilities	3,674,045	3,640,872

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 146,359,348 and 144,869,101 outstanding at September 30, 2015 and December 31, 2014, respectively	1,464	1,449
Additional paid-in capital	2,698,708	2,678,798
Accumulated other comprehensive loss	(26,850)	(30,089)
Accumulated deficit	(754,571)	(706,700)
Total Douglas Emmett, Inc. stockholders' equity	1,918,751	1,943,458
Noncontrolling interests	351,060	370,266
Total equity	2,269,811	2,313,724
Total liabilities and equity	$5,943,856	$5,954,596
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Office rental
Rental revenues	$103,436	$97,465	$307,895	$296,342
Tenant recoveries	11,074	11,093	32,687	33,720
Parking and other income	21,715	19,399	63,890	58,534
Total office revenues	136,225	127,957	404,472	388,596

Multifamily rental
Rental revenues	22,133	18,767	65,752	55,447
Parking and other income	1,719	1,417	5,119	4,392
Total multifamily revenues	23,852	20,184	70,871	59,839

Total revenues	160,077	148,141	475,343	448,435

Operating Expenses
Office expenses	49,195	47,631	139,936	135,644
Multifamily expenses	6,191	5,261	17,941	15,490
General and administrative	6,867	6,658	21,701	20,181
Depreciation and amortization	52,229	50,111	153,309	151,249
Total operating expenses	114,482	109,661	332,887	322,564

Operating income	45,595	38,480	142,456	125,871

Other income	2,129	3,769	13,103	12,642
Other expenses	(1,605)	(1,983)	(4,796)	(5,114)
Income, including depreciation, from unconsolidated real estate funds	898	665	3,548	2,725
Interest expense	(32,705)	(32,098)	(101,521)	(95,888)
Acquisition-related expenses	(153)	(152)	(641)	(180)
Net income	14,159	8,681	52,149	40,056
Less: Net income attributable to noncontrolling interests	(2,089)	(1,292)	(7,932)	(6,328)
Net income attributable to common stockholders	$12,070	$7,389	$44,217	$33,728

Net income attributable to common stockholders per share – basic	$0.082	$0.051	$0.302	$0.234
Net income attributable to common stockholders per share – diluted	$0.080	$0.050	$0.293	$0.227

Dividends declared per common share	$0.21	$0.20	$0.63	$0.60

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$14,159	$8,681	$52,149	$40,056
Other comprehensive income: cash flow hedges	(8,237)	12,110	4,148	20,270
Comprehensive income	5,922	20,791	56,297	60,326
Less: Comprehensive income attributable to noncontrolling interests	(843)	(3,388)	(8,841)	(10,301)
Comprehensive income attributable to common stockholders	$5,079	$17,403	$47,456	$50,025

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$52,149	$40,056
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(3,548)	(2,725)
Gain from insurance recoveries for damage to real estate	(82)	(6,146)
Depreciation and amortization	153,309	151,249
Net accretion of acquired lease intangibles	(15,806)	(10,506)
Straight-line rent	(4,467)	(3,377)
Increase in the allowance for doubtful accounts	155	18
Amortization of deferred loan costs	5,136	3,027
Non-cash market value adjustments on interest rate contracts	—	50
Non-cash amortization of equity compensation	5,973	4,049
Operating distributions from unconsolidated real estate funds	762	660
Change in working capital components:
Tenant receivables	(48)	18
Interest payable, accounts payable and deferred revenue	14,589	21,230
Security deposits	613	771
Other assets	(3,084)	(3,665)
Net cash provided by operating activities	205,651	194,709

Investing Activities
Capital expenditures for improvements to real estate	(52,833)	(63,278)
Capital expenditures for developments	(2,636)	(3,099)
Insurance recoveries for damage to real estate	82	4,236
Property acquisition	(89,906)	—
Deposits for property acquisitions	—	(3,000)
Note receivable	—	(27,500)
Proceeds from repayment of note receivable	1,000	—
Loan payments received from related party	906	882
Contributions to unconsolidated real estate funds	(24)	—
Capital distributions from unconsolidated real estate funds	5,711	8,664
Net cash used in investing activities	(137,700)	(83,095)

Financing Activities
Proceeds from borrowings	1,099,400	189,000
Repayment of borrowings	(1,060,579)	(219,930)
Loan costs	(8,164)	(377)
Payment of refundable loan deposit	—	(1,550)
Contributions by noncontrolling interests	—	250
Distributions to noncontrolling interests	(17,549)	(17,315)
Cash dividends to common stockholders	(91,775)	(86,080)
Exercise of stock options	1,823	—
Repurchase of stock options	—	(4,524)
Repurchase of operating partnership units	—	(2,827)
Net cash used in financing activities	(76,844)	(143,353)

Decrease in cash and cash equivalents	(8,893)	(31,739)
Cash and cash equivalents at beginning of period	18,823	44,206
Cash and cash equivalents at end of period	$9,930	$12,467

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION

OPERATING ACTIVITIES
Cash paid for interest, net of capitalized interest of $701 and $206 for the nine months ended September 30, 2015 and 2014, respectively	$96,617	$93,000

NONCASH INVESTING TRANSACTIONS
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$10,751	$—
Write-off of fully amortized acquired lease intangible assets	$36	$—
Write-off of fully accreted acquired lease intangible liabilities	$22,496	$—
Settlement of note receivable in exchange for land and building acquired	$26,500	$—
Issuance of operating partnership units in exchange for land and building acquired	$1,000	$—
Application of deposit to purchase price of property	$2,500	$—
Loss from market value adjustments - our derivatives	$(21,975)	$(7,059)
Loss from market value adjustments - our Fund's derivative	$(2,483)	$(1,048)

NONCASH FINANCING TRANSACTIONS
Accrual for dividends payable to common stockholders	$30,735	$28,959
Operating Partnership units redeemed with shares of the Company's common stock	$18,101	$29,555

See accompanying notes to the consolidated financial statements for additional non-cash items.

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

Through our interest in Douglas Emmett Properties, LP (our operating partnership) and its subsidiaries, as well as our investment in our institutional unconsolidated real estate funds (Funds), we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of September 30, 2015, we owned a consolidated portfolio of fifty-four office properties (including ancillary retail space) and ten multifamily properties, as well as the fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at September 30, 2015, owned eight additional office properties, for a combined sixty-two office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our operating partnership.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and to conform to additional line items added in the current period presentation, we have reported more detail for the prior period. During the current reporting period, we reported our proceeds from, and repayments of, borrowings related to our credit facility on a gross basis in the accompanying Consolidated Statements of Cash Flows, and we have reclassified the comparable period, which was previously reported on a net basis, to conform to the current period presentation. The change in presentation did not change the net cash provided by (used in) financing activities that we previously reported for the comparable period.

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

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), which provides guidance for reporting discontinued operations. The amendments in this ASU change the requirements for reporting discontinued operations in Subtopic 205-20, Presentation of Financial Statements. The ASU was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for us was the first quarter of 2015. We adopted the ASU in the first quarter of 2015 and it did not have a material impact on our financial position, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

Recently Issued Accounting Pronouncements

In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums would be presented. This ASU is the final version of Proposed ASU 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. We plan on early adopting the ASU in our 10-K filing for the year ending December 31, 2015. The ASU requires that the new presentation of debt issuance costs be applied on a retrospective basis. The change in presentation is required to be disclosed as a change in accounting principle. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance regarding the presentation of debt issuance costs associated with line-of-credit arrangements. The FASB issued this ASU due to the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements. The ASU permits the debt issuance costs associated with line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. We plan on early adopting the ASU in our 10-K filing for the year ending December 31, 2015. The ASU requires that the new presentation of debt issuance costs be applied on a retrospective basis. The change in presentation is required to be disclosed as a change in accounting principle. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year.  As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. We do not expect this ASU to have a material impact on our financial position, results of operations or disclosures, as lease contracts are not within the scope of this ASU.

The FASB has not issued any other ASUs during 2015 that we expect to be applicable and have a material impact on our future financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

2015 Acquisitions

During the nine months ended September 30, 2015, we made two acquisitions: (i) on March 5, 2015, we purchased a 227,000 square foot Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, or approximately $407 per square foot, and (ii) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million. See Notes 5 and 13. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in other income in the consolidated statement of operations. See Note 4. The results of operations for these acquisitions are included in our consolidated statements of operations after the respective date of their acquisitions.

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

2014 Acquisitions

We did not acquire any properties during the nine months ended September 30, 2014.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	September 30, 2015	December 31, 2014

Above-market tenant leases(1)	$4,846	$3,040
Accumulated amortization - above-market tenant leases	(2,629)	(2,082)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(686)	(629)
Acquired lease intangible assets, net	$4,729	$3,527

Below-market tenant leases(1)	$130,408	$138,088
Accumulated accretion - below-market tenant leases	(101,833)	(102,335)
Above-market ground leases(2)	4,017	16,200
Accumulated accretion - above-market ground leases(2)	(447)	(5,994)
Acquired lease intangible liabilities, net	$32,145	$45,959
________________________________________________

(1)	Includes leases from an office property that we purchased in the first quarter of 2015. See Note 3.

(2)
In the first quarter of 2015, we recognized $6.6 million of accretion for an above-market ground lease in other income related to the purchase of the Harbor Court Land (see Note 3) and removed the cost and accumulated accretion of $10.0 million for that ground lease from our balance sheet.

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net accretion of above/below-market tenant leases(1)	$2,858	$3,367	$9,183	$10,370
Amortization of an above-market ground lease(2)	(4)	(4)	(13)	(13)
Accretion of above-market ground leases(3)	13	13	36	36
Accretion of an above-market ground lease(4)	—	37	6,600	113
Total	$2,867	$3,413	$15,806	$10,506
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Ground lease from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground leases from which we incur ground rent expense. Recorded as a decrease to office expense.

(4)	Ground lease from which we incurred ground rent expense. Recorded as an increase to other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Deferred loan costs, net of accumulated amortization of $14,077 and $13,042 at September 30, 2015 and December 31, 2014, respectively	$18,653	$15,623
Note receivable(1)	—	27,500
Restricted cash	194	194
Prepaid expenses	10,267	6,108
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	2,500
Furniture, fixtures and equipment, net	1,310	1,425
Other	1,625	1,932
Total other assets	$34,037	$57,270

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

Impact on the Consolidated Statements of Operations

The table below (in thousands) sets forth the amortization recognized in each period related to our deferred loan costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Deferred loan costs amortization(1)	$1,162	$1,022	$5,136	$3,027
__________________________________________________________________________________

(1)	Included in interest expense in our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Secured Notes Payable and Revolving Credit Facility

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description(1)	Maturity Date		Principal Balance as of September 30, 2015	Principal Balance as of December 31, 2014	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

Term Loan	12/24/2015		$20,000	$20,000	LIBOR + 1.45%	N/A	--
Term Loan (3)	3/1/2016		16,140	16,140	LIBOR + 1.60%	N/A	--
Fannie Mae Loan	3/1/2016		82,000	82,000	LIBOR + 0.62%	N/A	--
Fannie Mae Loan	6/1/2017		18,000	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017		—	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018	(4)	510,000	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018		530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018		355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019		153,421	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019		285,000	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019		145,000	145,000	LIBOR + 1.25%	N/A	--
Term Loan (8)	3/1/2020	(9)	349,070	349,070	N/A	4.46%	--
Fannie Mae Loans	11/2/2020		388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Term Loan	4/15/2022		340,000	—	LIBOR + 1.40%	2.77%	4/1/2020
Term Loan	7/27/2022	(10)	180,000	—	LIBOR + 1.45%	3.06%	7/1/2020
Fannie Mae Loan	4/1/2025		102,400	—	LIBOR + 1.25%	2.84%	3/1/2020
Aggregate loan principal			$3,474,111	$3,253,290
Revolving credit line (11)	8/21/2020		—	182,000	LIBOR + 1.40%	N/A	--
Total (12)			$3,474,111	$3,435,290

Aggregate swap fixed rate loans			$2,050,480	$1,828,080		3.60%
Aggregate fixed rate loans			1,142,491	1,144,070		4.15%
Aggregate floating rate loans			281,140	463,140		N/A
Total (12)			$3,474,111	$3,435,290
______________________________________________________________________________________

(1)
As of September 30, 2015, the weighted average remaining life (including extension options) of our outstanding term debt (excluding our revolving credit facility) was 4.0 years. For the $3.19 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (i) the weighted average remaining life was 4.2 years, (ii) the weighted average remaining period during which interest was fixed was 2.4 years, (iii) the weighted average annual interest rate was 3.80% and (iv) including the non-cash amortization of deferred loan costs, the weighted average effective interest rate was 3.92%. Except as otherwise noted below, each loan (including our revolving credit facility) is secured by a one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)
Effective annual rate, which includes the effect of interest rate contracts as of September 30, 2015, and excludes the effect of prepaid loan fees. See Note 8 for the details of our interest rate contracts.

(3)	The borrower is a consolidated entity in which our operating partnership owns a two-thirds interest.

(4)
We paid down $254 million of this loan on October 13, 2015 using a portion of the proceeds of a new secured, non-recourse $400 million, interest only loan with interest effectively fixed at 2.64% per annum until November 2020.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(8)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a 30-year amortization schedule.

(9)	Effective term shown includes the effect of our exercise of two one-year extension options which we expect to be able to exercise.

(10)	Maturity date includes the effect of our exercise of a two-year extension option which we expect to be able to exercise.

(11)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(12)	See Note 11 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

As of September 30, 2015, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending September 30:
2016	$126,344
2017	35,953
2018	1,734,889
2019	421,445
2020	325,000
Thereafter	830,480
Total future principal payments	$3,474,111

7. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Interest payable	$9,424	$9,656
Accounts payable and accrued liabilities	37,724	22,195
Deferred revenue	20,378	22,513
Total interest payable, accounts payable and deferred revenue	$67,526	$54,364

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

Accounting for Hedges of Interest Rate Risk

When we enter into derivative agreements, we generally elect to have them designated as cash flow hedges for accounting purposes. For hedging instruments designated as cash flow hedges, changes in fair value of the hedging instrument are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. For hedging instruments which are not designated as cash flow hedges, changes in fair value of the hedging instrument are recorded as interest expense.

Summary of our derivatives

As of September 30, 2015, all of our interest rate swaps were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)(1)

Consolidated	10	$2,050,480
Unconsolidated Fund(2)	1	$325,000
___________________________________________________

(1)	See Note 11 for our derivative fair value disclosures.

(2)
The notional amount presented represents 100%, not our pro-rata share, of the amounts related to the Fund. At September 30, 2015, we held an equity interest of 68.61% of that Fund. See Note 16 for more information regarding our Funds.

As of September 30, 2015, we had three purchased interest rate caps with a notional value of $18.0 million that were not designated as cash flow hedges.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of September 30, 2015, there have been no events of default with respect to our interest rate swaps or our Fund's interest rate swap. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

	September 30, 2015	December 31, 2014
Fair value of derivatives in a liability position(1)
Consolidated	$34,864	$40,953
Unconsolidated Fund(2)	$422	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk.

(2)
The amount presented represents 100%, not our pro-rata share, of the amounts related to the Fund. At September 30, 2015, we held an equity interest of 68.61% of the Fund. See Note 16 for more information regarding our Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of our derivative instruments and our Fund's derivative instrument on our AOCI and statements of operations for the nine months ended September 30:

	2015	2014
Derivatives Designated as Cash Flow Hedges:
Loss recorded in AOCI (effective portion) - our derivatives(1)(8)	$(21,975)	$(7,059)
Loss recorded in AOCI (effective portion) - our Fund's derivatives(2)(8)	$(2,483)	$(1,048)
Loss reclassified from AOCI (effective portion) - our derivatives(3)(8)	$(27,897)	$(27,575)
Loss reclassified from AOCI (effective portion) - our Fund's derivatives(4)(8)	$(709)	$(752)
Loss reclassified from AOCI (ineffective portion) - our derivatives(5)(7)	$—	$(50)
Gain (loss) recorded as interest expense (ineffective portion)(6)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the change in fair value of our interest rate swaps designated as cash flow hedges, which does not impact the statement of operations. See Note 11 for our fair value disclosures.

(2)	Represents our share of the change in fair value of our Fund's interest rate swap designated as a cash flow hedge, which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to interest expense.

(4)	Reclassified from AOCI as a decrease to income, including depreciation, from unconsolidated real estate funds.

(5)	Excluded from effectiveness testing. Reclassified from AOCI as an increase to interest expense.

(6)	Excluded from effectiveness testing.

(7)	Represents the change in fair value of our derivatives not designated as cash flow hedges.

(8)	See the reconciliation of our AOCI in Note 9.

Future Reclassifications from AOCI

We estimate that $25.4 million of our AOCI related to our derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $461 thousand of our AOCI related to our Fund's derivative designated as a cash flow hedge will be reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9.  Equity

Equity Transactions

During the nine months ended September 30, 2015, we (i) acquired 1.4 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, and (ii) issued 136 thousand shares of our common stock on the exercise of options for net proceeds of $1.8 million at an average price of $13.44 per share. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings (see Notes 3 and 5).

During the nine months ended September 30, 2014, we (i) acquired 2.2 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, (ii) acquired 120 thousand OP Units for cash for a total purchase price of $2.8 million at an average price of $23.56 per unit, and (iii) cash settled options covering 691 thousand shares of our common stock for a total cost of $4.5 million at an average price of $6.55 per option.

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2015	$1,943,458	$370,266	$2,313,724
Net income	44,217	7,932	52,149
Cash flow hedge fair value adjustment	3,239	909	4,148
Dividends and distributions	(92,087)	(17,549)	(109,636)
Exchange of OP units	18,101	(18,101)	—
Issuance of OP units	—	1,000	1,000
Exercise of stock options	1,823	—	1,823
Equity compensation	—	6,603	6,603
Balance as of September 30, 2015	$1,918,751	$351,060	$2,269,811

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2014	$1,970,397	$396,811	$2,367,208
Net income	33,728	6,328	40,056
Cash flow hedge fair value adjustment	16,297	3,973	20,270
Contributions	—	250	250
Dividends and distributions	(86,518)	(17,315)	(103,833)
Repurchase of stock options	(4,524)	—	(4,524)
Exchange of OP units	29,555	(29,555)	—
Repurchase of OP units	(1,197)	(1,630)	(2,827)
Equity compensation	—	4,416	4,416
Balance as of September 30, 2014	$1,957,738	$363,278	$2,321,016

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of (i) interests in our operating partnership that are not owned by us and (ii) a minority partner's one-third interest in a consolidated joint venture which owns an office building in Honolulu, Hawaii. Noncontrolling interests in our operating partnership consist of OP Units and fully-vested Long Term Incentive Plan Units ("LTIP Units") and represented approximately 15% of our operating partnership's total interests as of September 30, 2015 when we and our operating partnership had 146.4 million shares of common stock and 26.3 million OP Units and LTIP Units outstanding, respectively. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our operating partnership.  Investors who own OP Units have the right to cause our operating partnership to redeem their OP Units for an amount of cash per unit equal to the then current market value of one share of our common stock, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over time and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from changes in our ownership interest in our operating partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$12,070	$7,389	$44,217	$33,728

Transfers (to) from noncontrolling interests:
Exchange of OP units with noncontrolling interests	900	9,054	18,088	29,534
Repurchase of OP units from noncontrolling interests	—	—	—	(1,197)
Net transfers from noncontrolling interests	$900	$9,054	$18,088	$28,337

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$12,970	$16,443	$62,305	$62,065

AOCI Reconciliation

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the nine months ended September 30:

	2015	2014

Beginning balance	$(30,089)	$(50,554)

Other comprehensive loss before reclassifications - our derivatives	(21,975)	(7,059)
Other comprehensive loss before reclassifications - our Fund's derivative	(2,483)	(1,048)
Reclassifications from AOCI - our derivatives(1)	27,897	27,625
Reclassifications from AOCI - our Fund's derivative(2)	709	752
Net current period OCI	4,148	20,270
Less OCI attributable to noncontrolling interests	(909)	(3,973)
OCI attributable to common stockholders	3,239	16,297

Ending balance	$(26,850)	$(34,257)
___________________________________________________

(1)	Reclassification as an increase to interest expense.

(2)	Reclassification as an decrease to income, including depreciation, from unconsolidated real estate funds.

(3)	See Note 8 for the details of our derivatives and Note 11 for our derivative fair value disclosures.

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

Total net equity compensation expense for equity grants was $2.0 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are net of capitalized equity compensation of $208 thousand and $97 thousand for the three months ended September 30, 2015 and 2014, respectively, and $610 thousand and $367 thousand for the nine months ended September 30, 2015 and 2014, respectively. There were no options exercised or repurchased for the three months ended September 30, 2015 and 2014, and the intrinsic value of options exercised and repurchased for the nine months ended September 30, 2015 and 2014 was $2.2 million and $4.5 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (in thousands):
Net income attributable to common stockholders	$12,070	$7,389	$44,217	$33,728
Allocation to participating securities: Unvested LTIP units	(59)	(24)	(224)	(125)
Numerator for basic and diluted net income attributable to common stockholders	$12,011	$7,365	$43,993	$33,603

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	146,331	144,361	145,856	143,741
Effect of dilutive securities: Stock options(1)	4,409	4,280	4,429	4,103
Weighted average shares of common stock and common stock equivalents outstanding - diluted	150,740	148,641	150,285	147,844

Basic EPS:
Net income attributable to common stockholders per share	$0.082	$0.051	$0.302	$0.234

Diluted EPS:
Net income attributable to common stockholders per share	$0.080	$0.050	$0.293	$0.227
____________________________________________________

(1)	The following securities were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

OP units and vested LTIP units	26,315	27,223	26,755	27,841
Unvested LTIP units	647	549	576	497

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of September 30, 2015, we did not have any fair value measurements of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Note receivable: See Note 16 for the details of our note receivable. Based on observable market interest rates which we consider to be Level 2 inputs, the fair value of the note receivable approximated its carrying value at September 30, 2015.

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

Secured Notes Payable:	September 30, 2015	December 31, 2014

Fair value	$3,512,545	$3,293,351
Carrying value	$3,474,111	$3,253,290

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

	September 30, 2015	December 31, 2014
Derivative Assets:
Fair value - our Fund's derivative(2)	$—	$2,282

Derivative Liabilities:
Fair value - our derivatives(1)	$31,465	$37,386
Fair value - our Fund's derivative(2)	$304	$—
____________________________________________________________________________________

(1)	The fair value of our derivatives are included in interest rate contracts in our consolidated balance sheet.

(2)
The fair value presented represents 100%, not our pro-rata share, of the fair value related to the Fund. At September 30, 2015, we held an equity interest of 68.61% of that Fund. Our pro-rata share of the fair value of the Fund's derivative is included in our investment in unconsolidated real estate funds in our consolidated balance sheet. See Note 16 for more information regarding our Funds.

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

The table below presents (in thousands) the future minimum base rentals on our non-cancelable office and ground operating leases at September 30, 2015:

Twelve months ending September 30:
2016	$392,368
2017	351,434
2018	293,781
2019	236,373
2020	184,494
Thereafter	463,838
Total future minimum base rentals(1)	$1,922,288
_____________________________________________________

(1)
Future minimum lease receipts exclude items such as (i) residential leases, which typically have a term of one year or less, (ii) tenant reimbursements, (iii) amortization of deferred rent receivables, (iv) amortization/accretion of acquired above/below-market lease intangibles and (v) percentage rents.  Some leases are subject to termination options, generally upon payment of a termination fee, the preceding table assumes that these termination options are not exercised.

13. Future Minimum Lease Payments

We incurred lease payments related to two ground leases of $183 thousand and $718 thousand for the three months ended September 30, 2015 and 2014, respectively, and $550 thousand and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. We acquired the fee interest related to one of those ground leases in February 2015 (see Notes 3 and 5). The table below presents (in thousands) the future minimum ground lease payments of our remaining ground lease as of September 30, 2015:

Twelve months ending September 30:
2016	$733
2017	733
2018	733
2019	733
2020	733
Thereafter	48,560
Total future minimum lease payments(1)	$52,225
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

Concentration of Risk

We have exposure to credit risk, including with respect to accounts receivable and deferred rents receivable related to our leases. Although we seek to minimize our credit risk from our leases by targeting smaller, more affluent tenants supported by a diverse mix of industries, by performing credit evaluations of prospective tenants and by obtaining security deposits from our tenants, our tenants' ability to honor the terms of their respective leases remains dependent upon the economic, regulatory and social factors.  For the nine months ended September 30, 2015 and 2014, no tenant accounted for more than 10% of our total revenues.

We are also subject us to credit risk from the counterparties on the interest rate swap and interest rate cap contracts we use to manage the risk associated with floating interest rates on our debt. See Note 8 for the details of our interest rate contracts.

We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings.  Interest bearing accounts at each U.S. banking institution are insured by the Federal Deposit Insurance Corporation up to $250 thousand.

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-three properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2015, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018 and carries interest that is effectively fixed through an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. That Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2015, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements and the maximum future payments under the swap agreement were approximately $3.1 million.

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
The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Office Segment
Total office revenues	$136,225	$127,957	$404,472	$388,596
Office expenses	(49,195)	(47,631)	(139,936)	(135,644)
Office Segment profit	87,030	80,326	264,536	252,952

Multifamily Segment
Total multifamily revenues	23,852	20,184	70,871	59,839
Multifamily expenses	(6,191)	(5,261)	(17,941)	(15,490)
Multifamily Segment profit	17,661	14,923	52,930	44,349

Total profit from all segments	$104,691	$95,249	$317,466	$297,301
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total profit from all segments	$104,691	$95,249	$317,466	$297,301
General and administrative expense	(6,867)	(6,658)	(21,701)	(20,181)
Depreciation and amortization	(52,229)	(50,111)	(153,309)	(151,249)
Other income	2,129	3,769	13,103	12,642
Other expenses	(1,605)	(1,983)	(4,796)	(5,114)
Income, including depreciation, from unconsolidated real estate funds	898	665	3,548	2,725
Interest expense	(32,705)	(32,098)	(101,521)	(95,888)
Acquisition-related expenses	(153)	(152)	(641)	(180)
Net income	14,159	8,681	52,149	40,056
Less: Net income attributable to noncontrolling interests	(2,089)	(1,292)	(7,932)	(6,328)
Net income attributable to common stockholders	$12,070	$7,389	$44,217	$33,728

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

16. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At September 30, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to the Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cash distributions received from our Funds	$1,885	$3,140	$6,473	$9,324

Note receivable

Our investment in the Funds includes an unsecured note receivable. In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5% per annum, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. The interest recognized on this note is included in other income in our consolidated statements of operations. As of September 30, 2015, and December 31, 2014, the balance outstanding on the loan was $0.6 million and $1.5 million, respectively. See Note 11 for our fair value disclosures.

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	Nine Months Ended September 30,
	2015	2014

Total revenues	$52,500	$49,276
Operating income	10,072	8,627
Net income	1,431	60

	September 30, 2015	December 31, 2014

Total assets	$692,662	$703,130
Total liabilities	389,934	389,413
Total equity	302,728	313,717

17. Subsequent events

On October 13, 2015, we closed a secured, non-recourse $400.0 million, interest only loan. The loan bears interest at LIBOR + 1.35%, which has been effectively fixed at 2.64% per annum until November 2020 through an interest rate swap. The new loan is secured by a pool of seven of our office properties and matures in November 2022. We used a portion of the proceeds from this loan to pay down $254.0 million of our $510.0 million loan due in April 2018.

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

Portfolio summary

Through our interest in our operating partnership and its subsidiaries, including our Funds, we own or partially own, manage, lease, acquire and develop real estate, consisting primarily of office and multifamily properties.  As of September 30, 2015, our portfolio consisted of the following:

	Consolidated	Total Portfolio(1)
Office
Class A Properties(2)	54	62
Rentable square feet (in thousands)	13,692	15,516
Leased rate	92.6%	92.8%
Occupied rate	90.7%	90.9%

Multifamily
Properties	10	10
Units	3,336	3,336
Leased rate	99.6%	99.6%
Occupied rate	98.1%	98.1%

__________________________________________________
(1) Our Total Portfolio consists of our consolidated properties and our Funds' properties. We own a weighted average of 60.0% of our Funds (based on square footage). See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.
(2) Office portfolio includes ancillary retail space.

Our consolidated portfolio also included two parcels of land which are ground leased to the owner of a Class A office building.

Annualized rent

Annualized rent from our consolidated portfolio was derived as follows as of September 30, 2015:

______

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

•
In the second quarter of 2015, we closed a secured, non-recourse, seven year $340 million interest only term loan that will mature in April 2022. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.77% per annum until April 2020 utilizing an interest rate swap. The loan is secured by a pool of six properties. We used the proceeds from this loan to prepay $140 million of our $400 million loan due in 2017 and to pay down the outstanding balance on our credit line.

•	On July 1, 2015, we used cash on hand and funds from our credit line to pay off the remaining $260 million of the $400 million loan due in 2017.

•
On July 27, 2015, we closed a non-recourse, seven year $180 million interest only term loan that will mature in July 2022. The loan bears interest at LIBOR + 1.45%, and has been effectively fixed at 3.06% per annum until July 2020 utilizing an interest rate swap. The loan is secured by an office building in Hawaii. We used the proceeds from this loan to pay down a portion of the outstanding balance on our credit line.

•	On August 21, 2015, we increased the availability under our credit line to $400 million from $300 million, and extended the maturity date to August 2020 from December 2017.

•
On October 13, 2015, we closed a secured, non-recourse $400.0 million, interest only loan. The loan bears interest at LIBOR + 1.35%, which has been effectively fixed at 2.64% per annum until November 2020 through an interest rate swap. The new loan is secured by a pool of seven of our office properties and matures in November 2022. We used a portion of the proceeds from this loan to pay down $254.0 million of our $510.0 million loan due in April 2018.

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

Development and Repositionings
We are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are planning the construction of an additional 500 apartments at our Moanalua Hillside Apartments in Honolulu. We expect construction will take approximately 18 months and cost approximately $120 million. Hawaii offers some incentive programs to encourage the type of workhouse housing that we are going to build, and we are in the process of applying for those program incentives before proceeding further with construction.

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

Historical Results of Operations

Portfolio Overview

Our results of operations for the three and nine months ended September 30, 2015 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties, as well as (after the date of acquisition) one additional consolidated office property that we acquired on March 5, 2015. Our results of operations for the three and nine months ended September 30, 2014 consisted of the rental operations of fifty-two consolidated office properties and nine consolidated multifamily properties.  Our share of the earnings from our Funds, which owned an additional eight office properties during the three and nine months ended September 2015 and 2014, is included in income, including depreciation, from unconsolidated real estate funds in our consolidated statements of operations. We did not acquire or sell any interests in our Funds during the three and nine months ended September 2015 or 2014. Our Funds did not acquire or sell any properties during the three and nine months ended September 2015 or 2014.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs for leases executed in our total office portfolio during each period:

	Nine Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2015	2014	2013	2012	2011

Average rental rate(2)	$41.60	$35.93	$34.72	$32.86	$32.76
Annualized lease transaction costs(3)	$4.95	$4.66	$4.16	$4.06	$3.64

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

Straight-line rental rates

During the third quarter of 2015, we experienced positive rent roll up, with our average straight-line rent of $43.14 under new and renewal leases that we signed during the quarter averaging 26.1% greater than the average straight-line rent of $34.20 on the expiring leases for the same space.  This improvement reflects both (i) continuing increases in average starting rental rates, (ii) more leases containing annual rent escalations in excess of 3% per annum and (iii) lower rental rates on the expiring leases for the same space. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in this number and make predicting the changes in rent in any specific quarter difficult.

Cash rental rates

During the third quarter of 2015, our average starting cash rental rate on new and renewal leases that we signed during the quarter of $41.00 was 22.6% greater than the average starting cash rental rate on the expiring leases for the same space of $33.45, and 10.2% greater than the cash rental rate of $37.20 on the expiring leases for the same space. The improvement in this metric reflects both (i) office rent growth in our submarkets and (ii) our focus during the quarter on increasing rental rates. Quarterly fluctuations in submarkets, buildings and term of the expiring leases cause large variations in these numbers and make predicting the changes in rent in any specific quarter difficult.

The table below presents our expected expiring cash rents in our total office portfolio over the next four quarters:

	Three Months Ending
Expiring cash rents:	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016

Expiring square feet (1)	228,273	334,133	468,607	403,570
Expiring rent per square foot (2)	$33.58	$33.31	$37.34	$34.08

____________________________________________________

(1)
Scheduled square footage expirations for our total office portfolio, which reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease on or before September 30, 2015, (ii) a new tenant has executed a lease on or before September 30, 2015 that will commence after September 30, 2015, (iii) early termination options that are exercised after September 30, 2015, (iv) defaults occurring after September 30, 2015, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (a) they are not included in our changes in rental rate data, (b) have rental rates that may not be reflective of market conditions, and (c) can distort the data trends, particularly in the first quarter of the fiscal year. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates

With respect to our residential properties, average rent on leases to new tenants during the third quarter of 2015 was 4.5% higher than the rent for the same unit at the time it became vacant.  The table below presents the average annual rental rate per leased unit. The rental rates in 2015 include Waena Apartments, which we acquired on December 30, 2014, which accounts for the decline in the overall average.

	Nine Months Ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	September 30, 2015	2014	2013	2012	2011

Rental rate	$27,539	$28,870	$27,392	$26,308	$24,502

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2015	2014	2013	2012	2011

Office Portfolio	90.9%	90.5%	90.4%	89.6%	87.5%
Multifamily Portfolio	98.1%	98.2%	98.7%	98.7%	98.4%

	Nine Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	September 30, 2015	2014	2013	2012	2011

Office Portfolio	90.8%	90.0%	89.7%	88.3%	87.0%
Multifamily Portfolio	98.3%	98.5%	98.6%	98.5%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Non-GAAP Supplemental Financial Measure: Consolidated Funds From Operations (FFO)

Usefulness to Investors

Many investors use FFO as one performance yardstick to compare the operating performance of REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after the same adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or a substitute measure for cash flow from operating activities computed in accordance with GAAP.

Comparison of Results

FFO for the three months ended September 30, 2015 increased by $7.7 million, or 12.3%, to $70.4 million compared to $62.7 million for the three months ended September 30, 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, and (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, partially offset by (iii) an increase in interest expense due to higher debt balances and loan costs, and (iv) higher other income for the three months ended September 30, 2014 as a result of the inclusion of insurance recoveries related to fire damage from a fire at one of our residential properties.

FFO for the nine months ended September 30, 2015 increased by $14.4 million, or 7.1%, to $217.4 million compared to $203.0 million for the nine months ended September 30, 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, and (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, partially offset by (iii) an increase in interest expense due to higher debt balances and loan costs.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (which includes the FFO attributable to noncontrolling interests) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income attributable to common stockholders	$12,070	$7,389	$44,217	$33,728
Depreciation and amortization of real estate assets	52,229	50,111	153,309	151,249
Net income attributable to noncontrolling interests	2,089	1,292	7,932	6,328
Adjustments attributable to consolidated joint venture and unconsolidated Funds(1)	3,990	3,898	11,925	11,662
FFO	$70,378	$62,690	$217,383	$202,967

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

Comparison of three months months ended September 30, 2015 to three months months ended September 30, 2014

Revenues

Office Rental Revenue:  Office rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Office rental revenue increased by $6.0 million, or 6.1%, to $103.4 million for the three months ended September 30, 2015, compared to $97.5 million for the three months ended September 30, 2014.  The increase was primarily due to rental revenues of $3.6 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, as well as an increase in rental revenues of $2.4 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods reflects an increase in both occupancy and rental rates, which was partially offset by a decrease in the accretion from below-market tenant leases and a decrease in lease termination revenue. Accretion from our below-market tenant leases has generally been declining since our initial public offering (IPO).

Office Tenant Recoveries:  Office tenant recoveries decreased by $19 thousand, or 0.17%, to $11.1 million for the three months ended September 30, 2015, compared to $11.1 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in tenant recoveries of $286 thousand for the properties that we owned throughout both periods, partially offset by tenant recoveries of $267 thousand from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower current period recoveries partially offset by higher prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $2.3 million, or 11.9%, to $21.7 million for the three months ended September 30, 2015, compared to $19.4 million for the three months ended September 30, 2014. The increase was primarily due to an increase of $1.6 million in parking and other income from properties that we owned throughout both periods, as well as parking and other income of $0.7 million from two properties that we acquired. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $3.7 million, or 18.2%, to $23.9 million for the three months ended September 30, 2015, compared to $20.2 million for the three months ended September 30, 2014.  The increase was primarily due to rental revenues of $2.7 million from a property that we acquired in the fourth quarter of 2014, as well as an increase in rental revenues of $0.7 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods reflects increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $1.6 million, or 3.3%, to $49.2 million for the three months ended September 30, 2015, compared to $47.6 million for the three months ended September 30, 2014. The increase was primarily due to rental expenses of $1.7 million from two properties that we acquired, partially offset by a decrease of $0.1 million for the properties that we owned throughout both periods. The decrease in rental expenses from the properties that we owned throughout both periods was primarily due to a decrease in utilities expense and repairs and maintenance.

Multifamily Rental Expenses:  Multifamily rental expense increased by $0.9 million, or 17.7%, to $6.2 million for the three months ended September 30, 2015, compared to $5.3 million for the three months ended September 30, 2014.  The increase was primarily due to rental expenses of $0.9 million from a property that we acquired in the fourth quarter of 2014.

General and Administrative Expenses:  General and administrative expenses increased by $0.2 million, or 3.1%, to $6.9 million for the three months ended September 30, 2015, compared to $6.7 million for the three months ended September 30, 2014. The increase was primarily due to an increase in employee equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense increased by $2.1 million, or 4.2%, to $52.2 million for the three months ended September 30, 2015, compared to $50.1 million for the three months ended September 30, 2014.  The increase was primarily due to depreciation and amortization of $2.8 million from properties that we acquired, partially offset by a decrease in depreciation and amortization of $0.7 million from properties that we owned throughout both periods. The decrease in depreciation and amortization for the properties that we owned throughout both periods reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $1.6 million, or 43.5%, to $2.1 million for the three months ended September 30, 2015, compared to $3.8 million for the three months ended September 30, 2014, and other expenses decreased by $0.4 million, or 19.1% to $1.6 million for the three months ended September 30, 2015, compared to $2.0 million for the three months ended September 30, 2014. The decrease in other income was primarily due to $1.3 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties that we recognized in other income in the three months ended September 30, 2014.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results, net of depreciation, of our Funds.  Our share of the income, including depreciation, from our Funds increased by $0.2 million, or 35.0%, to $0.9 million for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014. The increase was primarily due to an increase in the revenues of our Funds, which was primarily due to increased occupancy and rental rates. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Interest Expense:  Interest expense increased by $0.6 million, or 1.9%, to $32.7 million for the three months ended September 30, 2015, compared to $32.1 million for the three months ended September 30, 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as the expense of loan costs incurred in connection with the refinancing of certain debt. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses were $153 thousand for the three months ended September 30, 2015, were essentially the same as the $152 thousand for the three months ended September 30, 2014. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Revenues

Office Rental Revenue:  Office rental revenue increased by $11.6 million, or 3.9%, to $307.9 million for the nine months ended September 30, 2015, compared to $296.3 million for the nine months ended September 30, 2014.  The increase was primarily due to rental revenues of $9.3 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, as well as an increase in rental revenues of $2.2 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods reflects an increase in both occupancy and rental rates, which was partially offset by a decrease in the accretion from below-market tenant leases and a decrease in lease termination revenue.

Office Tenant Recoveries:  Office tenant recoveries decreased by $1.0 million, or 3.1%, to $32.7 million for the nine months ended September 30, 2015, compared to $33.7 million for the nine months ended September 30, 2014.  The decrease was primarily due to a decrease in tenant recoveries of $1.9 million for the properties that we owned throughout both periods, partially offset by tenant recoveries of $0.8 million from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower current period recoveries as well as lower prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $5.4 million, or 9.2%, to $63.9 million for the nine months ended September 30, 2015, compared to $58.5 million for the nine months ended September 30, 2014. The increase was primarily due to an increase of $3.5 million in parking and other income from properties that we owned during both periods, as well as parking and other income of $1.8 million from two properties that we acquired. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue increased by $11.0 million, or 18.4%, to $70.9 million for the nine months ended September 30, 2015, compared to $59.8 million for the nine months ended September 30, 2014.  The increase was primarily due to rental revenues of $8.1 million from a property that we acquired in the fourth quarter of 2014, as well as an increase in rental revenues of $2.2 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $4.3 million, or 3.2%, to $139.9 million for the nine months ended September 30, 2015, compared to $135.6 million for the nine months ended September 30, 2014. The increase was primarily due to rental expenses of $4.2 million from two properties that we acquired.

Multifamily Rental Expenses:  Multifamily rental expense increased by $2.5 million, or 15.8%, to $17.9 million for the nine months ended September 30, 2015, compared to $15.5 million for the nine months ended September 30, 2014.  The increase was primarily due to rental expenses of $2.4 million from a property that we acquired in the fourth quarter of 2014.

General and Administrative Expenses:  General and administrative expenses increased by $1.5 million, or 7.5%, to $21.7 million for the nine months ended September 30, 2015, compared to $20.2 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in employee equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense increased by $2.1 million, or 1.4%, to $153.3 million for the nine months ended September 30, 2015, compared to $151.2 million for the nine months ended September 30, 2014. The increase was primarily due to depreciation and amortization of $6.7 million from properties that we acquired, partially offset by a decrease in depreciation and amortization of $4.6 million from properties that we owned throughout both periods. The decrease in depreciation and amortization for the properties that we owned throughout both periods reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $0.5 million, or 3.6%, to $13.1 million for the nine months ended September 30, 2015, compared to $12.6 million for the nine months ended September 30, 2014, and other expenses decreased by $0.3 million, or 6.2%, to $4.8 million for the nine months ended September 30, 2015, compared to $5.1 million for the nine months ended September 30, 2014. The increase in other income was primarily due to $6.6 million of accelerated accretion that we recognized related to an above market ground lease for which we acquired the underlying fee interest in the land in the first quarter of 2015, see Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition of the fee interest. This compared to $5.8 million of insurance recoveries related to repairs of damage from a fire at one of our residential properties that we recognized in other income in the nine months ended September 30, 2014.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our Funds increased by $823 thousand, or 30.20%, to $3.5 million for the nine months ended September 30, 2015 compared to $2.7 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in the revenues of our Funds, which was primarily due to increased occupancy and rental rates. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Interest Expense:  Interest expense increased by $5.6 million, or 5.9%, to $101.5 million for the nine months ended September 30, 2015, compared to $95.9 million for the nine months ended September 30, 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as an acceleration of deferred loan cost amortization as a result of refinancing certain debt. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses were $641 thousand for the nine months ended September 30, 2015 as a result of greater activity related to finding, evaluating and closing acquisitions. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured loans. To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 6 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

At September 30, 2015, we had total indebtedness of $3.47 billion, with a weighted average remaining life of 4.0 years (including extension options). At September 30, 2015, $3.19 billion, or 92%, of our debt, had an interest rate that was effectively fixed under the terms of the loan or a swap, with (i) a weighted average remaining life of 4.2 years, (ii) a weighted average remaining period during which the interest rate was fixed of 2.4 years, (iii) a weighted average annual rate of 3.80% (on an actual/360-day basis) and (iv) including non-cash amortization of deferred loan costs, a weighted average annual rate of 3.92%.

At September 30, 2015, our net consolidated debt, which consists of our $3.47 billion of borrowings under secured loans less our cash and cash equivalents of $9.9 million, represented 40% of our total enterprise value of $8.57 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the noncontrolling units in our operating partnership and other convertible equity instruments, each based on our common stock closing price on September 30, 2015 (the last business day of the quarter) on the New York Stock Exchange of $28.72 per share.

Activity for nine months ended September 30, 2015

For a description of our financing activities during the nine months ended September 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above.

Short term liquidity

Excluding any other potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations and, if necessary, our revolving credit facility.  At September 30, 2015, there was no balance outstanding on our revolving credit facility, leaving us with $400.0 million of availability. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility and our debt that is scheduled to mature in 2015.

At September 30, 2015, we are developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and as necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP Units, property dispositions and joint venture transactions. We have an At-the-Market program which would allow us to sell up to an additional $400.0 million of common stock, none of which had been sold as of September 30, 2015.

Commitments and other future expected transactions

At September 30, 2015, we did not have any commitments for acquisitions and we did not have any debt scheduled to mature in 2015 other than a $20.0 million term loan due in December 2015. For a description of our financing activities during the nine months ended September 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above.

Contractual Obligations

For a description of our financing activities during the nine months ended September 30, 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. As of September 30, 2015, other than these transactions during the first nine months of 2015, there were no material changes to the information regarding contractual obligations included in Item 7 in our 2014 Annual Report on Form 10-K.

Cash Flows

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $10.9 million to $205.7 million for the nine months ended September 30, 2015 compared to $194.7 million for the nine months ended September 30, 2014.  The increase was primarily due to an increase in operating income from our office portfolio due to acquisitions and an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates, partially offset by an increase in cash interest expense due to higher debt balances.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $54.6 million to $137.7 million for the nine months ended September 30, 2015 compared to $83.1 million for the nine months ended September 30, 2014. The increase primarily reflects the expenditure of $89.9 million for the acquisition of First Financial Plaza in the first quarter of 2015, while the significant investment activity for the nine months ended September 30, 2014 included a loan that we advanced in the first quarter of 2014 for $27.5 million. See Notes 3 and 5 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisition of First Financial Plaza and the loan that we advanced.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, net of dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash used in financing activities decreased by $66.5 million to $76.8 million for the nine months ended September 30, 2015, compared to $143.4 million for the nine months ended September 30, 2014. The decrease primarily reflects net borrowings of $38.8 million for the nine months ended September 30, 2015 compared to net repayment of borrowings of $30.9 million for the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

Description of our Funds

We manage and own equity interests in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At September 30, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to the Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding our Funds.

Debt of our Funds

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds as of September 30, 2015, the amounts represent 100% (not our pro-rata share) of amounts related to the Funds:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate

Fixed rate term loan (1)	$51.1	4/1/2016	5.67%
Swap fixed rate term loan (2)	325.0	5/1/2018	2.35%
	$376.1

_____________________________________________________

(1)
Fixed rate loan to one of our Funds. The loan is secured by one property and requires monthly payments of principal and interest. At September 30, 2015, we held an equity interest of 24.25% in that Fund.

(2)
Floating rate loan to one of our Funds. The loan is secured by six properties in a collateralized pool, and requires monthly payments of interest only, with the outstanding principal due upon maturity. At September 30, 2015, we held an equity interest of 68.61% in the Fund. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve outs under this loan, and also guaranteed the related swap, although we have an indemnity from that Fund for any amounts that we would be required to pay under these agreements. As of September 30, 2015, the maximum future payments under the swap agreement were approximately $3.1 million.  As of September 30, 2015, all of the obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except for our financing activities during the nine months ended September 30, 2015 described under "Financings, Acquisitions, Dispositions, Developments and Repositionings" above, as of September 30, 2015 there were no material changes to the information regarding Quantitative and Qualitative Disclosures about Market Risk included in Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of September 30, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except to the extent of any additional relevant additional factual information disclosed in our public reports during 2015, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 2014.

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

DOUGLAS EMMETT, INC.

Date:	November 6, 2015	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and Chief Executive Officer

Date:	November 6, 2015	By:	/s/ THEODORE E. GUTH
Theodore E. Guth
Chief Financial Officer

Date:	November 6, 2015	By:	/s/ MONA GISLER
Mona Gisler
Chief Accounting Officer