Form 10-K
period 2015-12-31
Douglas Emmett Inc
filed 2016-02-19
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
Commission file number: 1-33106
Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Wilshire Boulevard, Suite 200, Santa Monica, California 90401
(310) 255-7700
(Address, including Zip Code and Telephone Number, including Area Code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ or No 1

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes 1or No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ or No 1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ or No 1

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑ Accelerated Filer 1 Non Accelerated Filer 1 Smaller Reporting Company 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes 1 or No ☑

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2015, was $3.70 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 147,339,187 shares of its common stock, $0.01 par value, outstanding as of February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2016 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

DOUGLAS EMMETT, INC.
FORM 10-K

GLOSSARY

Abbreviations used in this document:

ADA	Americans with Disabilities Act of 1990
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT subsidiary(ies)
US	United States

Defined terms used in this document:

Percentage leased	Signed leases not yet commenced as of the reporting date.
Annualized rent
Annualized cash base rent (excludes tenant reimbursements, parking income, lost rent recovered from insurance and other revenue) before abatements under leases commenced as of the reporting date. For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

Forward Looking Statements.

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “could,” “may,” “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in raising capital for our Funds;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties;

•	failure to maintain our status as a REIT under federal tax laws;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	conflicts of interest with our officers;

•	changes in real estate zoning laws and increases in real property tax rates;

•	the negative results of litigation or governmental proceedings;

•	the consequences of any possible terrorist attacks or wars; and

•	the consequences of any possible cyber attacks or intrusions.

For further discussion of these and other factors, see “Item 1A. Risk Factors” in PART I of this Report.

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

PART I

Item 1. Business Overview

Business description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties located in premier submarkets in California and Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. We intend to increase our market share in our existing submarkets of Los Angeles County and Honolulu, and may selectively enter into other submarkets with similar characteristics where we believe we can gain significant market share.

Through our interest in our Operating Partnership and its subsidiaries, including our investments in our Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties. At December 31, 2015, we owned a consolidated portfolio of fifty-four office properties (including ancillary retail space) totaling approximately 13.7 million rentable square feet of space and 10 multifamily properties containing 3,336 apartment units, as well as the fee interests in two parcels of land subject to ground leases. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2015, owned eight additional office properties totaling approximately 1.8 million square feet of space. We manage these eight properties alongside our consolidated portfolio, and we therefore present our office portfolio statistics on a total portfolio basis, with a combined sixty-two Class A office properties totaling approximately 15.5 million square feet. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii. For more information about our properties, see Item 2 “Properties” of this Report.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•
Concentration of High Quality Office and Multifamily Assets in Premier Submarkets. First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. In addition, our diverse base of office tenants operate in a variety of businesses, including among others legal, financial services, entertainment, real estate, health services, accounting and consulting, retail, insurance and technology, reducing our dependence on any one industry. In 2013, 2014 and 2015, no tenant accounted for more than 10% of our total revenues.

•
Disciplined Strategy of Acquiring Substantial Market Share. Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 24% share of the Class A office space in our submarkets. See the first table in Item 2 of this Report that sets forth the submarket data with respect to our total office portfolio.

•
Proactive Asset and Property Management. Our fully integrated focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services. We believe this provides a key competitive advantage in managing our office portfolio, which at December 31, 2015 included 2,674 office leases with a median size of approximately 2,500 square feet, and our multifamily portfolio, which at December 31, 2015 included 3,336 apartment units. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration. Our in-house leasing agents and legal specialists allow us to manage and lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases each business day. Finally, our in-house construction company allows us to compress the time required for building out many smaller spaces, so that we can reduce the resulting structural vacancy.

Corporate Structure

Douglas Emmett, Inc. was formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our Operating Partnership, which was formed as a Delaware limited partnership on July 25, 2005. As the sole stockholder of the general partner of our Operating Partnership, under its partnership agreement we generally have the exclusive power to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners. Our interest in our Operating Partnership entitles us to share in the profits and losses and cash distributions in proportion to our percentage ownership.

Funds

We manage and own equity interests in two Funds, Fund X, and Partnership X, through which we and institutional investors own 8 office properties totaling 1.8 million square feet in our core markets.  Our ownership interest entitles us to a pro rata share of any distributions based on our ownership (a weighted average of 60.0% at December 31, 2015 based on square footage), additional distributions based on the total invested capital and a carried interest if the investors’ distributions exceed a hurdle rate.  We also receive fees and reimbursement of expenses for managing our Funds’ properties.

While the financial data in this Report does not include our Funds on a consolidated basis, much of the property level data in this Report includes the properties owned by our Funds (which we refer to as our total portfolio), as we believe this presentation assists in understanding our business. For further information regarding our Funds, see Note 5 to our consolidated financial statements in Item 15 of this Report.

Taxation

We believe that we qualify, and we intend to continue to qualify, for taxation as a REIT under the Code, although we cannot assure that this has happened or will happen. For more information about the risks we face regarding taxation as a REIT, see Item 1A "Risk Factors" of this Report. The following summary is qualified in its entirety by the applicable Code provisions and related rules, and administrative and judicial interpretations.

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

The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) of which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements:

i.
at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income, and

ii.
at least 95% of our gross income (excluding gross income from “prohibited transactions” and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and from other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets:

i.
at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities,

ii.	not more than 25% of our total assets may be represented by securities other than those in the 75% asset class,

iii.
of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in TRS or QRS, each as defined below, and

iv.	not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by securities of one or more TRS.

We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test, and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the IRS of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

As of December 31, 2015, we owned an interest in a subsidiary which was intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, REIT subsidiary, QRS or TRS, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than TRS) in which we own an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the IRS will not successfully challenge the status of any such organization.

As of December 31, 2015, we owned interests in certain corporations which have elected to be treated as TRS. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gains income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss and the cost of the coverage and industry practice. For more information about the risks we face regarding insurance, see Item 1A “Risk Factors” of this Report.

Competition

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. For more information about the risks we face regarding competition, see Item 1A “Risk Factors” of this Report.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA and rent control laws. For more information about the risks we face regarding laws and regulations, see Item 1A “Risk Factors” of this Report.

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting retrofitting, energy management systems, variable frequency drives in our motors, electricity co-generation, energy efficiency, recycling and water conservation.  As a result of our efforts, approximately 90% of our eligible office space is ENERGY STAR certified by the United States Environmental Protection Agency as having energy efficiency in the top 25 percent of buildings nationwide.

Segments

We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 14 to our consolidated financial statements in Item 15 of this Report for more information regarding our segments.

Employees

As of December 31, 2015, we employed approximately 600 people.

Principal Executive Offices

Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Santa Monica, California 90401 (telephone 310-255-7700).

Available Information

All reports that we will file with the SEC will be available on the SEC website at www.sec.gov. We make available on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

For more information, please contact:

Stuart McElhinney, Vice President, Investor Relations
(310) 255-7751
smcelhinney@douglasemmett.com

Item 1A. Risk Factors

The following section includes what we believe to be the most significant risk factors that could adversely affect our business and operations. This is not an exhaustive list, and additional risk factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report.

Risks Related to Our Properties and Our Business

All of our properties (including the properties owned by our Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies. Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas.

Because all of our properties are located in Los Angeles County, California and Honolulu, Hawaii, we are exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within Los Angeles County, our properties are concentrated in certain submarkets, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the Los Angeles County and Honolulu economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, budget deficits, increases in real estate and other taxes, increased governmental regulations and subsequent increases in costs of compliance and other factors) as well as natural disasters that occur in these areas (such as earthquakes, floods, droughts, wildfires and other events). In addition, California is also regarded as being more litigious and more highly regulated and heavily taxed than many other states, which may reduce demand for office space in California. Any adverse developments in the economy or real estate market in Los Angeles County and the surrounding region, or in Honolulu, or any decrease in demand for office space in the California or Hawaii markets, could adversely impact the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders. We cannot assure any level of growth in the Los Angeles County or Honolulu economies or of our company.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions, such as the global economic downturn in 2008 and 2009;

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

•
fluctuations in interest rates and the availability of credit, and the pronounced tightening of credit markets that occurred in the liquidity crisis in 2008 and 2009, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•
increases in expenses and the possible inability to recover from our tenants the increased expenses, including, without limitation, insurance costs, labor costs (such as the unionization of our employees or any parties with whom we contract for services to our buildings could substantially increase our operating costs), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

In addition, periods of economic slowdown or recession, such as the global economic downturn in 2008 and 2009, rising interest rates or declining demand for real estate, continued legislative uncertainty related to federal and state spending and tax policy, or the public perception that any of these events may occur, could result in a general decline in rents and property values and an increased incidence of defaults under existing leases.

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

We have a substantial amount of indebtedness, which exposes us to interest rate fluctuation risk, which in turn could affect our ability to pay dividends, and could expose us to the risk of default under our debt obligations.

As of December 31, 2015, our total consolidated indebtedness was approximately $3.63 billion. We also have unconsolidated debt related to our Funds. We may incur significant additional debt for various purposes, including, without limitation, to fund future acquisition and development activities and operational needs. See Note 7 to our consolidated financial statements in Item 15 of this Report for more detail regarding our consolidated debt. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties or to pay the distributions currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially in periods like the global financial downturn in 2008 and 2009 when credit is harder to obtain, could have other significant adverse consequences, including the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which could entitle the lenders to accelerate our debt obligations;

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

If any one of these events were to occur, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders, could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

Financial downturns may adversely affect our business and performance.

Our operations and performance depend on general economic conditions. The US economy experienced a recession in 2008 and 2009, which had a negative impact on the global credit markets. If this reoccurs or other factors affect the availability of credit to us, we may not be able to obtain mortgage loans to purchase additional properties or successfully refinance our properties as loans become due. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants, including restricting our ability to pay dividends and our Funds’ ability to make distributions to its respective members, including us.

The economic downturn adversely affected, and any recurrence could adversely affect, the businesses of many of our tenants. As a result, we may see increases in bankruptcies and defaults of our tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.

Overall, these factors can result in uncertainty and declines in values in the real estate markets, which could make it more difficult for us to obtain adequate financing or realize gains on our investments in the future, which in turn could have an adverse effect on our business and results of operations.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience lease roll-down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, a general economic downturn such as the global economic downturn in 2008 and 2009, and the desirability of our properties compared to other properties in our submarkets, the rents that we realize on new leases could be less than our in-place rents. Significant rent reductions could result in a write-down of one or more of our consolidated properties, or our equity investments in our Funds, and/or adversely affect the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. These adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio or to the economies of the regions in which they are located, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance coverage may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the US and the pricing thereof. As a result, we may be required to incur significant costs in the event of adverse weather conditions and natural disasters.

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

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, asbestos, riots or war. In addition, our title insurance policies generally only insures the value of a property at the time of purchase, and we have not and do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

If we experience a loss that is uninsured or which exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are encumbered, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Any such losses could materially and adversely affect our business, financial condition and results of operations.

In addition, if any of our properties were destroyed or damaged, then we might not be permitted to rebuild many of those properties to their existing height or size at their existing location under current zoning and land use regulations. In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications and otherwise may have to upgrade such property to meet current code requirements.

Terrorism and war could harm our operating results.

The strength and profitability of our business depends on demand for and the value of our properties. The possibility of future terrorist attacks or war may have a negative impact on our operations, even if they are not directed at our properties and even if they never actually occur. In addition, the terrorist attacks can substantially affect the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and have a negative impact on our operations.

Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems could harm our business and operating results.

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

•	Rendering us unable to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	The requirement of significant management attention and resources to remedy any damages that result;

•	Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	Damage to our reputation among our tenants, investors or others.

We face intense competition, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates that we currently charge our tenants, or if they offer large improvement allowances or other concessions, we may lose existing or potential tenants and may not be able to replace them, and we may be pressured to reduce our rental rates below those we currently charge or offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. In that case, the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders, may be adversely affected.

We may be unable to renew leases or lease vacant space.

As of December 31, 2015, 7.1% of the square footage in our total office portfolio was available for lease and 10.2% of the square footage in our total office portfolio was scheduled to expire in 2016. In addition, as of December 31, 2015, 1.0% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed, automatically convert to month-to-month terms. For more information about our leasing, see Item 2 “Properties” of this Report.

Our leases may not be renewed, in which case we must find new tenants for that space. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof.

Furthermore, as part of our business strategy, we have focused and intend to continue to focus on securing smaller-sized tenants for our office portfolios. Smaller tenants may present greater credit risks and be more susceptible to economic downturns than larger tenants, and may be more likely to cancel or elect not to renew their leases. In addition, we intend to actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that any new tenancies will be established at or above market rates. If the rental rates for our properties decrease, tenant incentives increase, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space, the market price of our common stock, our financial condition, our results of operations and our cash flows, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders would be adversely affected.

Real estate investments are generally illiquid.

Our real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment will generally occur upon disposition or refinancing of the underlying property. We may not be able to realize our investment objectives by sale or be able to refinance at attractive prices within any given period of time. We may also not be able to complete any exit strategy.

In particular, these risks could arise from (i) weak market conditions, (ii) the lack of an established market for a property, (iii) changes in the financial condition or prospects of prospective buyers, (iv) changes in local, national or international economic conditions, such as the global economic downturn in 2008 and 2009, and (v) changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer or ground leases.

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

The properties in our portfolio are subject to various covenants, federal, state and local laws, ordinances, regulatory requirements, including permitting and licensing requirements, various environmental laws, the ADA and rent control laws. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations that increase such delays or result in additional costs will not be adopted. Under the ADA, our properties must meet federal requirements related to access and use by disabled persons to the extent that such properties are “public accommodations”. The costs of our on-going efforts to comply with these laws and regulations are substantial. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws and regulations, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could have a materially adverse effect on our business, financial condition and results of operations.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, including the cities of Los Angeles and Santa Monica where our properties are located, have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low and moderate-income housing regulations. All but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations. Although, under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, increases in rental rates for renewing tenants are limited by Los Angeles and Santa Monica rent control regulations. In addition, we have agreed to rent specified percentages of the units in our Honolulu multifamily portfolio to persons with income below specified levels in in exchange for certain tax benefits. These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii)require us to expend money for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines, other penalties and/or the loss of certain tax benefits and the forfeiture of rent payments.

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

We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:

•
We may not complete a development or redevelopment project on schedule or within budgeted amounts (including as a result of risks beyond our control, such as weather, labor conditions or material shortages);

•	We may expend funds on and devote time to development or redevelopment of properties that we may not complete;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations;

•	We may encounter delays, refusals, unforeseen cost increases and other impairments resulting from third-party litigation or objections; and

•	We may fail to obtain the financial results expected from properties we develop or redevelop.
While we have developed and redeveloped properties in the past, we have only done so in a limited manner in recent years, which could adversely affect our ability to develop or redevelop properties or to achieve expected performance.
These risks could have an adverse effect on the market price of our common stock, our financial condition, our results of operations and our cash flows, including our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

We have and may in the future develop or acquire properties with, or raise capital from, third parties through partnerships, joint ventures or other entities, or through acquiring or disposing of non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture or other entity. This may subject us to risks that may not be present with other methods of ownership, including for example the following:

•
We may not be able to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•
Partners or co-venturers may default on their obligations including those related to capital contributions, debt financing or interest rate swaps, which could delay acquisition, construction or development of a property or increase our financial commitment to the partnership or joint venture;

•
Conflicts of interests with our partners or co-venturers as result of matters such as different needs for liquidity, assessments of the market or tax objectives; ownership of competing interests in other properties; and other business interests, policies or objectives that are competitive or inconsistent with ours;

•
If any such jointly owned or managed entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may suffer significantly, including having to dispose of our interest in such entity (if that is possible) or even losing our status as a REIT;

•
Our assumptions regarding the tax impact of any structure or transaction could prove to be incorrect, and we could be exposed to significant taxable income, property tax reassessments or other liabilities, including any liability to third parties that we may assume as part of such transaction or otherwise;

•
Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses, affect our ability to develop or operate a property and/or prevent our officers and/or directors from focusing their time and effort on our business; and

•	We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

If we default on the ground lease to which one of our properties is subject, our business could be adversely affected.

One of our properties is subject to a ground lease. If we default under the terms of this lease, we may be liable for damages and could lose our leasehold interest in the property. If any of these events were to occur, our business and results of operations would be adversely affected.

We may not have sufficient cash available for distribution to stockholders at expected levels in the future.

Our annual distributions could exceed the cash generated from our operations. While we may fund the difference from our existing cash balances or by incurring additional debt, if necessary, our inability to make, or election to not make, the expected distributions could result in a decrease in the market price of our common stock. In addition, if our available cash were to decline significantly below our taxable income, we could lose our REIT status unless we can borrow money to make such distributions or can make those distributions in stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.

Even as a REIT for federal income tax purposes, we are required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. The impact of a potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. For a number of years, there have been various proposals in California, including a potential 2016 initiative, to raise taxes to market values. As a result, there are risks that the amount of property taxes we pay could increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flows would be impacted, and our ability to pay expected dividends to our stockholders could be adversely affected.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Risks Related to Our Organization and Structure

Tax consequences to holders of OP Units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of other stockholders.

Some of our properties were contributed to us in exchange for units of our Operating Partnership. As a result of the unrealized built-in gain attributable to such properties at the time of their contribution, some holders of OP Units, including our executive officers, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our Operating Partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our executive officers will have significant influence over our affairs.

At December 31, 2015, our executive officers owned 4% of our outstanding common stock, but they would own 21% if they converted all of their interests in our Operating Partnership into common stock and exercised all of their common stock options. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Our growth depends on external sources of capital which are outside of our control.

In order to qualify as a REIT, we are required under the Code to distribute annually at least 90% of our “REIT taxable income", determined without regard to the dividends paid deduction and by excluding any net capital gain. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage, and any additional equity that we issue will cause dilution to our common stock. Our access to third-party sources of capital depends on many factors, some of which include:

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

(i) Our charter contains a 5.0% ownership limit.

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

(ii) Our board of directors may create and issue a class or series of preferred stock without stockholder approval.

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

(iii) Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable.
These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on our OP Units;

•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for certain LTIP Units, which require us to preserve the rights of LTIP unit holders and may restrict us from amending the partnership agreement for our Operating Partnership in a manner that would have an adverse effect on the rights of LTIP unit holders.

(iv) Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

Our charter, bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Under their employment agreements, certain of our executive officers will receive severance if they are terminated without cause or resign for good reason.

We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer and Kevin A. Crummy, which provide each executive with severance if they are terminated without cause or resign for good reason (including following a change of control) based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP Units, options or outperformance grants. In addition, these executive officers would not be restricted from competing with us after their departure.

Our fiduciary duties as sole stockholder of the general partner of our Operating Partnership could create conflicts of interest.

We, as the sole stockholder of the general partner of our Operating Partnership, have fiduciary duties to the other limited partners in our Operating Partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our Operating Partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding OP Units will have the right to vote on certain amendments to the Operating Partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers, including Dan A. Emmett, Jordan L. Kaplan, Kenneth M. Panzer, Mona M. Gisler and Kevin A. Crummy. If we lose the services of any member of our executive officers, our business may be significantly impaired. In addition, our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, the market price of our common stock and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative impact on the trading price of our common stock.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the FASB and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. See "New Accounting Pronouncements" in Note 2 to our consolidated financial statements in Item 15 of this Report. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

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

Compensation awards to our management may not be tied to or correspond with improved financial results or the market price of our common stock.

The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the market price of our common stock. See Note 12 to our consolidated financial statements in Item 15 of this Report for more information regarding our stock-based compensation.

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

If we were to fail to qualify as a REIT in any taxable year, and certain relief provisions did not apply, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders. Unless entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, could substantially reduce distributions to stockholders, could result in us incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes, and would adversely affect the market price of our common stock. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

One of our Funds owns properties through an entity which is also intended to qualify as a REIT, and we may in the future use other structures that include REITs. The failure of any such entity to qualify as a REIT could have a similar impact on us.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent that we distribute less than 100% of our REIT taxable income (including capital gains). In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax. We have elected to treat several subsidiaries as TRS, and we may elect to treat other subsidiaries as TRS in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. In addition, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order to qualify as a REIT. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum federal tax rate (not including the Medicare Contribution Tax on unearned income) applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the market price of our common stock.

REIT stockholders can receive taxable income without cash distributions.

Under certain circumstances, REITs are permitted to pay any required dividends in shares of their stock rather than in cash. If we were to avail ourselves of that option, our stockholders could be required to pay taxes on such stock distributions without the benefit of cash distributions to pay the resulting taxes.

Legislative or other actions affecting REITs could have a negative effect on us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The property level data in this Item includes the properties owned by our Funds (which we refer to as our total portfolio), as we believe this presentation assists in understanding our business, except that we present our historical capital expenditures on a consolidated basis.

Our total portfolio of seventy-two properties consists of fifty-four office properties that we directly own and operate, eight office properties that we operate and indirectly own through our equity interest in our Funds, and ten wholly-owned multifamily properties. We also own the fee interests in two parcels of land subject to ground leases. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii.

Office Portfolio Summary

As of December 31, 2015, we owned 100% of all properties in our total office portfolio, except eight properties totaling 1.8 million square feet owned by our Funds and a 79,000 square foot property owned by a consolidated joint venture in which we own a 66.7% interest. The following table sets forth submarket data with respect to our total office portfolio properties as of December 31, 2015:

Submarket	Number of Properties	Rentable Square Feet (1)	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(1)	Our Market Share in Submarket

Beverly Hills	9	1,860,658	12.0%	7,742,257	21.2%
Brentwood	14	1,672,849	10.8	3,356,126	49.8
Burbank	1	420,949	2.7	6,733,458	6.3
Century City	3	916,952	5.9	10,064,599	9.1
Honolulu	4	1,716,714	11.1	5,088,599	33.7
Olympic Corridor	5	1,098,078	7.1	3,294,672	33.3
Santa Monica	8	973,169	6.3	8,709,282	11.2
Sherman Oaks/Encino	13	3,602,988	23.2	6,171,530	58.4
Warner Center/Woodland Hills	3	2,856,447	18.4	7,203,647	39.7
Westwood	2	396,808	2.5	4,443,398	8.9
Total	62	15,515,612	100.0%	62,807,568	24.4%
____________________________________________________

(1)	Source: CB Richard Ellis

Office Portfolio Percentage Leased and In-place Rents

The following table presents our total office portfolio leasing as of December 31, 2015:

Submarket	Percent Leased	Annualized Rent	Annualized Rent Per Leased Square Foot (1)

Beverly Hills	96.9%	$72,958,596	$42.01
Brentwood	97.6	61,316,440	38.51
Burbank	100.0	16,048,013	38.12
Century City	95.6	34,221,379	39.74
Honolulu(2)	86.8	48,756,698	33.43
Olympic Corridor	98.3	33,664,598	31.60
Santa Monica (3)	98.9	53,831,209	56.85
Sherman Oaks/Encino	93.7	106,665,105	32.63
Warner Center/Woodland Hills	84.4	63,828,878	27.93
Westwood	89.9	13,087,561	37.78
Total / Weighted Average	92.9	$504,378,477	36.07
______________________________________________________

(1)	Represents annualized rent divided by leased square feet (excluding signed leases not yet commenced at December 31, 2015).

(2)	Includes $2,830,631 of annualized rent attributable to a health club that we operate.

(3)	Includes $2,142,943 of annualized rent attributable to our corporate headquarters.

Office Tenant Diversification

The following table sets forth information regarding individual tenants paying 1.0% or more of aggregate annualized rent in our total office portfolio as of December 31, 2015(1):

Tenant	Number of Leases	Number of Properties	Lease Expiration(2)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner (3)	3	3	2016-2019	580,812	3.7%	$21,668,290	4.3%
William Morris Endeavor(4)	1	1	2027	184,995	1.2	9,538,934	1.9
Equinox Fitness(5)	4	4	2018-2033	137,648	0.9	5,051,120	1.0
Total	8	8		903,455	5.8%	$36,258,344	7.2%
_____________________________________________________

(1)	Based on minimum base rent in leases expiring after December 31, 2015.

(2)	Expiration dates are per leases. For tenants with multiple leases, the range presented reflects leases other than storage and similar leases.

(3)
Includes a 150,000 square foot lease expiring in April 2016 (an existing subtenant has leased 101,000 square feet of this space commencing on expiration of the current lease and continuing until July 2023), a 10,000 square foot lease expiring in December 2017 and a 421,000 square foot lease expiring in September 2019.

(4)	Tenant has an option to terminate this lease in December 2022.

(5)	Includes a 44,000 square foot lease expiring in April 2018, a 33,000 square foot lease expiring in August 2019, a 31,000 square foot lease expiring in September 2027 and a 30,000 square foot lease expiring in April 2033.

Office Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our total office portfolio based on annualized rent as of December 31, 2015:

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	534	18.4%
Financial Services	341	14.0
Entertainment	195	13.8
Real Estate	218	9.9
Health Services	363	8.8
Accounting & Consulting	314	8.5
Retail	189	6.6
Insurance	111	5.5
Technology	119	5.0
Public Administration	84	2.5
Advertising	70	2.4
Educational Services	32	2.0
Other	104	2.6
Total	2,674	100.0%

Office Lease Distribution

The following table sets forth information relating to the distribution of leases in our total office portfolio based on rentable square feet leased as of December 31, 2015:

Square Feet Under Lease	Number of Leases	Leases as a Percent of Total	Rentable Square Feet (1)	Square Feet as a Percent of Total	Annualized Rent	Annualized Rent as a Percent of Total

2,500 or less	1,371	51.3%	1,890,709	12.2%	$68,325,595	13.5%
2,501-10,000	979	36.6	4,693,731	30.3	164,380,712	32.6
10,001-20,000	214	8.0	2,922,250	18.8	104,794,566	20.8
20,001-40,000	82	3.1	2,140,420	13.8	79,063,838	15.7
40,001-100,000	23	0.8	1,325,548	8.5	50,317,064	10.0
Greater than 100,000	5	0.2	1,009,721	6.5	37,496,702	7.4
Subtotal	2,674	100.0%	13,982,379	90.1%	$504,378,477	100.0%
Signed leases not commenced			263,980	1.7
Available			1,108,883	7.2
Building Management Use			110,155	0.7
BOMA Adjustment (2)			50,215	0.3
Total	2,674	100.0%	15,515,612	100.0%	$504,378,477	100.0%
____________________________________________________

(1)	Average tenant size is approximately 5,300 square feet. Median tenant size is approximately 2,500 square feet.

(2)	Represents square footage adjustments for leases that do not reflect BOMA remeasurement.

Office Lease Expirations

The table below presents a schedule of lease expirations for leases in place as of December 31, 2015 in our total office portfolio assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases(3)	54	212,200	1.4%	$6,464,041	1.3%	$30.46	$30.87
2016	481	1,587,578	10.2	53,824,009	10.7	33.90	34.67
2017	593	2,434,767	15.7	83,170,087	16.5	34.16	35.72
2018	477	2,018,603	13.0	77,324,395	15.3	38.31	41.10
2019	319	1,851,426	11.9	65,908,119	13.1	35.60	39.07
2020	324	1,825,590	11.8	65,355,736	12.9	35.80	40.65
2021	176	1,285,793	8.3	46,786,556	9.3	36.39	42.27
2022	76	650,609	4.2	23,702,550	4.7	36.43	43.12
2023	64	836,682	5.4	28,307,855	5.6	33.83	42.60
2024	47	340,768	2.2	12,447,915	2.5	36.53	46.21
2025	31	349,908	2.2	14,803,378	2.9	42.31	54.98
Thereafter	32	588,455	3.8	26,283,836	5.2	44.67	63.98
Subtotal	2,674	13,982,379	90.1	504,378,477	100.0	36.07	40.68
Signed leases not commenced		263,980	1.7
Available		1,108,883	7.2
Building management use		110,155	0.7
BOMA adjustment (4)		50,215	0.3
Total/Weighted Average	2,674	15,515,612	100.0%	$504,378,477	100.0%	$36.07	$40.68
_____________________________________________________

(1)	Represents annualized base rent divided by leased square feet.

(2)	Represents annualized base rent at expiration divided by leased square feet.

(3)	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.

(4)	Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

The following table sets forth certain historical information regarding tenant improvement and leasing commission costs for tenants at the properties in our total office portfolio:

	Year Ended December 31,
	2015	2014	2013
Renewals
Number of leases	419	424	420
Square feet	1,756,373	2,144,407	1,647,095
Tenant improvement costs per square foot (1)(2)	$9.64	$11.83	$9.95
Leasing commission costs per square foot (1)	$7.20	$6.59	$6.29
Total tenant improvement and leasing commission costs (1)	$16.84	$18.42	$16.24

New leases
Number of leases	303	309	304
Square feet	912,453	996,381	1,080,124
Tenant improvement costs per square foot (1)(2)	$23.72	$25.18	$19.22
Leasing commission costs per square foot (1)	$9.44	$9.37	$8.27
Total tenant improvement and leasing commission costs (1)	$33.15	$34.55	$27.49

Total
Number of leases	722	733	724
Square feet	2,668,826	3,140,788	2,727,219
Tenant improvement costs per square foot (1)(2)	$14.46	$16.07	$13.62
Leasing commission costs per square foot (1)	$7.96	$7.47	$7.08
Total tenant improvement and leasing commission costs (1)	$22.42	$23.54	$20.70
______________________________________________________

(1)	Tenant improvement and leasing commissions are listed in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.

(2)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.

Multifamily Portfolio

The following tables present data with respect to our wholly-owned multifamily portfolio as of December 31, 2015:

Submarket	Number of Properties	Number of Units	Unit as a Percent of Total

Brentwood	5	950	28%
Honolulu	3	1,566	47
Santa Monica	2	820	25
Total	10	3,336	100%

Submarket	Percent Leased	Annualized Rent	Monthly Rent per Lease Unit

Brentwood	99.2%	$27,715,836	$2,452
Honolulu	99.1	33,089,676	1,777
Santa Monica(1)	98.5	25,965,084	2,678
Total / Weighted Average	99.0%	$86,770,596	$2,190
_______________________________________________________

(1)	Excludes 10,013 square feet of ancillary retail space, generating $254,880 of annualized rent as of December 31, 2015.

Historical Capital Expenditures

The table below presents historical recurring capital expenditures in our consolidated office portfolio:

	Year Ended December 31,
Office	2015	2014	2013

Recurring capital expenditures(1)	$2,638,717	$2,621,991	$3,089,080
Total Square Feet(2)	13,057,195	12,856,137	12,854,464
Recurring capital expenditures per square foot	$0.20	$0.20	$0.24
____________________________________________________

(1)
Includes building improvements required to maintain current revenues once a property has been stabilized, for newly developed space, for upgrades to improve revenues or operating expenses, as well as those resulting from casualty damage or bringing the property into compliance with governmental requirements.

(2)
Excludes the square footage attributable to the properties that we acquired in the respective period and which did not have any recurring capital expenditures. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions. For 2015, the excluded properties included First Financial Plaza, Carthay Campus and 16501 Ventura. For 2014, the excluded properties included Carthay Campus, 8484 Wilshire and 16501 Ventura. For 2013, the excluded properties included 8484 Wilshire and 16501 Ventura.

The table below presents historical recurring capital expenditures in our multifamily portfolio:

	Year Ended December 31,
Multifamily	2015	2014	2013

Recurring capital expenditures(1)	$1,574,691	$1,336,465	$1,015,692
Total units(2)	3,336	2,868	2,868
Recurring capital expenditures per unit	$472	$466	$354
____________________________________________________

(1)
Our multifamily portfolio contains a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. Historically, when a tenant has vacated one of these units, we have generally spent between approximately $30,000 and $50,000 per unit, depending on apartment size, to bring the unit up to our standards. We characterize these expenditures as non-recurring capital expenditures. Our make-ready costs associated with the turnover of our other units are included in recurring capital expenditures.

(2)
For 2014, we excluded a 468 unit multifamily property in Honolulu that we acquired on December 30, 2014 (Waena). See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2015, the reported closing price of our common stock was $31.18. The following table presents our dividends declared, and the high and low prices for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015

Dividend declared	$0.21	$0.21	$0.21	$0.22
Common Stock Price
High	$30.53	$30.92	$31.04	$32.32
Low	$27.41	$26.67	$26.86	$28.31

2014

Dividend declared	$0.20	$0.20	$0.20	$0.21
Common Stock Price
High	$27.80	$29.37	$29.56	$29.42
Low	$23.10	$26.15	$25.46	$25.47

Holders of Record

We had 21 holders of record of our common stock on February 12, 2016. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We typically pay quarterly dividends to common stockholders at the discretion of the Board of Directors. Dividend amounts depend upon our available cash flows, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors deems relevant.

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

Repurchases of Equity Securities

None.

Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K , or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return on our common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2010, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

DEI	100.00	112.83	148.19	152.70	191.77	216.80
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT Equity(1)	100.00	108.29	127.85	131.01	170.49	175.94
Peer group(2)	100.00	104.74	117.41	128.56	174.43	170.72

(1)	FTSE NAREIT Equity REITs index.

(2)	Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data on an historical basis, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included in Items 7 and 15 in this Report, respectively. Where necessary, prior period data has been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data (in thousands):
Total office revenues	$540,975	$519,405	$514,583	$505,259	$505,060
Total multifamily revenues	94,799	80,117	76,936	73,723	70,260
Total revenues	635,774	599,522	591,519	578,982	575,320
Operating income	189,527	167,854	178,691	175,810	152,474
Net income attributable to common stockholders	58,384	44,621	45,311	22,942	1,451
Per Share Data:
Net income attributable to common stockholders per share - basic	$0.398	$0.309	$0.317	$0.163	$0.011
Net income attributable to common stockholders per share - diluted	$0.386	$0.300	$0.309	$0.161	$0.011
Weighted average common shares outstanding (in thousands):
Basic	146,089	144,013	142,556	139,791	126,187
Diluted	150,604	148,121	145,844	142,278	127,599
Dividends declared per common share	$0.85	$0.81	$0.74	$0.63	$0.49

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (in thousands):
Total assets	$6,066,161	$5,938,973	$5,830,044	$6,084,445	$6,210,154
Secured notes payable and revolving credit facility, net	3,611,276	3,419,667	3,223,395	3,421,778	3,602,708
Property Data:
Number of consolidated properties(1)	64	63	61	59	59
_________________________________________________________

(1)
All properties are wholly-owned by our Operating Partnership, except for one property owned by a consolidated joint venture in which we held a two-thirds interest. These properties do not include the properties owned by our Funds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.

Portfolio summary

Through our interest in our Operating Partnership and its subsidiaries, including our Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties. As of December 31, 2015, our portfolio consisted of the following:

	Consolidated	Total Portfolio(1)
Office
Class A Properties(2)	54	62
Rentable square feet (in thousands)	13,692	15,516
Leased rate	92.6%	92.9%
Occupied rate	91.0%	91.2%

Multifamily
Properties	10	10
Units	3,336	3,336
Leased rate	99.0%	99.0%
Occupied rate	98.0%	98.0%

__________________________________________________
(1) Our Total Portfolio consists of our consolidated properties and our Funds' properties. We own a weighted average of 60.0% of our Funds (based on square footage). See Note 5 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.
(2) Office portfolio includes ancillary retail space.

Our consolidated portfolio also included two parcels of land which are ground leased to the owner of a Class A office building.

Annualized rent

Annualized rent from our consolidated portfolio was derived as follows as of December 31, 2015:

______

Financings, Acquisitions, Dispositions, Developments and Repositionings

Financings

During 2015, on a consolidated basis, and excluding the activity on our revolving credit facility, we borrowed a total of $1.14 billion and repaid loans totaling $0.76 billion. See Note 7 to our consolidated financial statements in Item 15 of this Report for more detail regarding our debt.

On January 21, 2016 a consolidated joint venture in which we own a two thirds interest extended the maturity of a $15.7 million loan to March 1, 2017.

Acquisitions and Dispositions

During 2015, we purchased a 227,000 square foot Class A multi-tenant office property located in Encino, California for $92.4 million and the fee interest in the land under one of our office buildings for the equivalent of $27.5 million. See Note 3 to our consolidated financial statements in Item 15 of this Report for more detail regarding our acquisitions.

On December 21, 2015, we entered into a contract under which a joint venture which we will manage is expected to pay $1.34 billion, or approximately $779 per square foot, for a portfolio of four Class A office properties totaling 1.7 million square feet in our Westwood submarket. Subject to typical closing conditions, we expect the acquisition to close in the first quarter of 2016.
Developments
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

•
In Los Angeles, we are seeking to build a high-rise apartment project with 376 residential units. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, we do not expect to break ground in Los Angeles before late 2017, even if the entitlement process is successful. We expect the cost of this development to be approximately $120 million to $140 million.

Repositionings

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

In addition to our development projects described above under "Developments", during 2015, we were repositioning two properties (i) a 79,000 square foot office property in Honolulu, Hawaii, in which we own a two-thirds interest and (ii) a 413,000 square foot office property in Brentwood, Los Angeles, which included 35,000 square foot of retail space on which we expect to develop a high-rise apartment project as described above.

Results of Operations and Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014 and 2013 are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. The comparability of our results of operations during this period was affected by a number of acquisitions in 2015, 2014 and 2013 , as well as additional interests that we acquired in our Funds in 2013. See Notes 3 and 5 to our consolidated financial statements in Item 15 of this Report.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Year Ended December 31,
Historical straight-line rents:(1)	2015	2014	2013	2012	2011

Average rental rate(2)	$42.65	$35.93	$34.72	$32.86	$32.76
Annualized lease transaction costs(3)	$4.77	$4.66	$4.16	$4.06	$3.64

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

Office Rent Roll Up

During 2015, we experienced positive straight-line rent roll up, with our average annual straight-line rent of $42.65 per square foot under new and renewal leases that we signed during the year averaging 24.5% greater than the average annual straight-line rent of $34.27 per square foot on the expiring leases for the same space.  The rent roll up reflects continuing increases in average starting rental rates and more leases containing annual rent escalations in excess of 3% per annum. Fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific reporting period difficult.

During 2015, we experienced positive cash rent roll up, with our average annual starting cash rental rate of $40.52 per square foot under new and renewal leases that we signed during the year averaging 22.4% greater than the average annual starting cash rental rate of $33.11 per leased square foot on the expiring leases for the same space, and 8.5% greater than the average annual ending cash rental rate of $37.33 per square foot on those expiring leases.

Office Lease Expirations

As of December 31, 2015, assuming non-exercise of renewal options and early termination rights, we expect to see expiring cash rents in our total office portfolio as presented in the graph below (see the office lease expirations table in Item 2 of this Report for more detail):

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants. The decline in the rental rates during 2015 resulted from the inclusion of Waena Apartments, which we acquired on December 30, 2014, and which has a slightly lower rental rate than our average rental rates.

	Year Ended December 31,
Average annual rental rate - new tenants:	2015	2014	2013	2012	2011

Rental rate	$27,936	$28,870	$27,392	$26,308	$24,502

Multifamily Rent Roll Up

During 2015, average rent on leases to new tenants at our residential properties were 4.1% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2015	2014	2013	2012	2011

Office Portfolio	91.2%	90.5%	90.4%	89.6%	87.5%
Multifamily Portfolio	98.0%	98.2%	98.7%	98.7%	98.4%

	Year Ended December 31,
Average Occupancy Rates(1)(2):	2015	2014	2013	2012	2011

Office Portfolio	90.9%	90.0%	89.7%	88.3%	87.0%
Multifamily Portfolio	98.2%	98.5%	98.6%	98.5%	98.2%

______________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Non-GAAP Supplemental Financial Measure: Consolidated FFO

Usefulness to Investors

Many investors use FFO as one performance yardstick to compare the operating performance of REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, impairments of depreciable operating property and investments, real estate depreciation and amortization (other than amortization of deferred financing costs), and after the same adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO in accordance with the standards established by NAREIT. Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations.  Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement to or a substitute measure for cash flow from operating activities computed in accordance with GAAP.

Comparison of Results

Our FFO increased by $18.9 million, or 7.0%, to $289.9 million for 2015 compared to $271.0 million for 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions and higher occupancy and rental rates for properties that we owned throughout both periods, (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates for properties that we owned throughout both periods and (iii) an increase in our share of the FFO of our unconsolidated funds, partially offset by (iv) an increase in general and administrative expenses due to increased employee compensation and (v) an increase in interest expense due to higher debt balances and loan costs.

Our FFO increased by $11.0 million, or 4.2%, to $271.0 million for 2014 compared to $260.1 million for 2013. The increase was primarily due to (i) increased operating income from our multifamily portfolio due to higher rental rates, (ii) additional operating income from our office properties that we acquired in 2013 and 2014, (iii) an increase in our share of the FFO of our unconsolidated funds, (iv) insurance recoveries related to property damage, and (v) a decrease in interest expense as a result of lower debt balances.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (which include the FFO attributable to noncontrolling interests) to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
	2015	2014	2013

Net income attributable to common stockholders	$58,384	$44,621	$45,311
Depreciation and amortization of real estate assets	205,333	202,512	191,351
Net income attributable to noncontrolling interests	10,371	8,233	7,526
Adjustments attributable to consolidated joint venture and unconsolidated Funds (1)	15,822	15,670	15,894
FFO	289,910	271,036	260,082

___________________________________________________
(1) Adjusts for the impact to net income of (i) the portion of the net income or loss, and the portion of depreciation and amortization of real estate assets, which are attributable to the noncontrolling interest of our consolidated joint venture, and (ii) our share of the depreciation and amortization of real estate assets of our Funds.

Comparison of 2015 to 2014

Revenues

Office Rental Revenue: Office rental revenue increased by $15.9 million, or 4.0%, to $412.4 million for 2015 compared to $396.5 million for 2014. The increase was primarily due to rental revenues of $11.7 million from two properties that we acquired, one in the fourth quarter of 2014 and the other in the first quarter of 2015, as well as an increase in rental revenues of $4.2 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to an increase in occupancy and rental rates, which was partially offset by a decrease in the accretion from below-market tenant leases of $1.8 million and a decrease in lease termination revenue of $1.3 million. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Office Tenant Recoveries: Office tenant recoveries decreased by $1.3 million, or 3.0%, to $43.1 million for 2015 compared to $44.5 million for 2014. The decrease was primarily due to a decrease in tenant recoveries of $2.4 million for the properties that we owned throughout both periods, partially offset by tenant recoveries of $1.1 million from two properties that we acquired. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower income from current period recoveries as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $7.0 million, or 8.9%, to $85.4 million for 2015 compared to $78.4 million for 2014. The increase was primarily due to an increase of $4.7 million in parking and other income from properties that we owned during both periods, as well as parking and other income of $2.2 million from two properties that we acquired. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue: Multifamily revenue increased by $14.7 million, or 18.3%, to $94.8 million for 2015 compared to $80.1 million for 2014.  The increase was primarily due to revenues of $11.5 million from a property that we acquired in the fourth quarter of 2014 as well as an increase in revenues of $3.2 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to increases in rental rates.

Operating Expenses

Office Expenses: Office rental expense increased by $5.4 million, or 3.0%, to $186.6 million for 2015 compared to $181.2 million for 2014.  The increase was largely due to rental expenses of $5.2 million from two properties that we acquired.

Multifamily Expenses: Multifamily rental expenses increased by $3.2 million, or 15.5%, to $23.9 million for 2015 compared to $20.7 million for 2014. The increase was due to rental expenses of $3.3 million from a property that we acquired in the fourth quarter of 2014.

General and Administrative Expenses:  General and administrative expenses increased by $3.2 million, or 11.6%, to $30.5 million for 2015, compared to $27.3 million for 2014. The increase was largely due to an increase in employee compensation.

Depreciation and Amortization: Depreciation and amortization expense increased by $2.8 million, or 1.4%, to $205.3 million for 2015 compared to $202.5 million for 2014. The increase was primarily due to depreciation and amortization of $8.8 million from properties that we acquired partly offset by a decrease in depreciation and amortization of $5.9 million from properties that we owned throughout both periods. The decrease in depreciation and amortization for the properties that we owned throughout both periods primarily reflects depreciation in the prior period of a building in Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $2.4 million, or 13.8%, to $15.2 million for 2015 compared to $17.7 million for 2014, and other expenses decreased by $0.6 million, or 8.8%, to $6.5 million for 2015 compared to $7.1 million for 2014. In 2014, other income included $6.2 million of property insurance recoveries and $2.2 million of accelerated accretion related to an above market ground lease, and in 2015, other income included $6.6 million of accelerated accretion related to the ground lease and only $0.1 million related to property insurance recoveries. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition in 2015 of the land fee related to the ground lease.

Income, including Depreciation, from Unconsolidated Real Estate Funds: Our share of the income, including depreciation, from our Funds increased by $4.0 million, or 107.2%, to $7.7 million for 2015 compared to $3.7 million for 2014. The increase was primarily due to an increase in the revenues of our Funds due to increased occupancy and rental rates, as well as property tax refunds. See Note 5 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Interest Expense: Interest expense increased by $6.9 million, or 5.4%, to $135.5 million for 2015 compared to $128.5 million for 2014.  The increase was primarily due to higher cash interest expense as result of higher debt balances, as well as an acceleration of deferred loan cost amortization as a result of refinancing certain debt. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts.

Acquisition Expenses: Acquisition expenses, which include the costs of both the acquisitions that we close and those we do not close, were $1.8 million in 2015 compared to $0.8 million in 2014. See Note 3 to our consolidated financial statements in Item 15 of this Report for information regarding our completed acquisitions and Note 19 for information regarding an acquisition that we expect to close in March 2016.

Comparison of 2014 to 2013

Revenues

Office Rental Revenue: Office rental revenue increased by $1.8 million, or 0.5%, to $396.5 million for 2014 compared to $394.7 million for 2013. The increase was primarily due to an increase in rental revenue of $8.3 million from properties that we acquired in the second and third quarters of 2013 and the fourth quarter of 2014, partly offset by a decrease in rental revenue of $6.5 million from the properties that we owned throughout both years. The decrease in rental revenue from properties that we owned throughout both years was primarily due to a decrease in our revenues of $5.5 million (on a straight line basis), as well as a decrease from the net accretion of above- and below-market leases of $2.6 million, largely as the result of the ongoing expiration of leases in place at the time of our IPO. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Office Tenant Recoveries: Office tenant recoveries decreased by $0.7 million, or 1.5%, to $44.5 million for 2014 compared to $45.1 million for 2013. The decrease was primarily due to an decrease in recoveries of $0.9 million from the properties that we owned throughout both years, partly offset by an increase in recoveries of $0.2 million primarily from properties that we acquired. The decrease from the properties that we owned throughout both years primarily reflects lower income from current period recoveries as well as lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $3.7 million, or 5.0%, to $78.4 million for 2014 compared to $74.7 million for 2013. The increase was primarily due to an increase of $2.2 million in parking and other income from properties that we owned throughout both years, as well as an increase in parking and other income of $1.5 million primarily from properties that we acquired. The increase in parking and other income for the properties that we owned throughout both years reflects increases in rates as well as higher utilization.

Multifamily Revenue: Multifamily revenue increased by $3.2 million, or 4.1%, to $80.1 million for 2014 compared to $76.9 million for 2013.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Expenses: Office rental expense increased by $6.2 million, or 3.6%, to $181.2 million for 2014 compared to $174.9 million for 2013.  The increase was primarily due to an increase in office rental expenses of $3.7 million for properties that we acquired, as well as an increase in office rental expenses of $2.6 million from properties that we owned throughout both years. The increase in office rental expenses for the properties that we owned throughout both years primarily reflects higher utilities expense.

Multifamily Expenses: Multifamily rental expense increased by $0.7 million, or 3.7%, to $20.7 million for 2014 compared to $19.9 million for 2013. The increase was primarily due to higher utilities expense.

General and Administrative Expenses:  General and administrative expenses increased by $0.7 million, or 2.7%, to $27.3 million for 2014, compared to $26.6 million for 2013. The increase was primarily because of the reversal of liability accruals that reduced expenses in 2013.

Depreciation and Amortization: Depreciation and amortization expense increased by $11.2 million, or 5.8%, to $202.5 million for 2014 compared to $191.4 million for 2013.  The increase was primarily due to depreciation and amortization of $7.7 million from properties that we owned throughout both periods, as well as depreciation and amortization of $3.5 million primarily from properties that we acquired. The increase in depreciation and amortization for the properties that we owned throughout both years reflects accelerated depreciation with respect to a former supermarket that we expect to demolish in connection with our residential development project in Los Angeles.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $11.3 million, or 176.1%, to $17.7 million for 2014 compared to $6.4 million for 2013, and other expenses increased by $2.9 million, or 69.0%, to $7.1 million for 2014 compared to $4.2 million for 2013. The increase in other income was primarily due to $6.2 million of insurance recoveries related to property repairs for damage from a fire at one of our residential properties, $2.2 million of accelerated accretion related to an above market ground lease for which we acquired the underlying fee in 2015, and an increase in revenues from a health club at one of our office properties in Honolulu that we commenced operating in the second quarter of 2013. The increase in other expenses similarly reflects the increase in expenses for the health club.

Income, including Depreciation, from Unconsolidated Real Estate Funds: Our share of the income, including depreciation, from our Funds increased by $0.6 million or 19.9%, to $3.7 million for 2014 compared to $3.1 million for 2013. The increase was primarily due to an increase in revenue for our Funds. See Note 5 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Interest Expense: Interest expense decreased by $2.0 million, or 1.6%, to $128.5 million for 2014 compared to $130.5 million for 2013.  The decrease was primarily due to lower debt balances. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate contracts.

Acquisition Expenses: Acquisition expenses, which include the costs of both the acquisitions that we close and those we do not close, were $786,000 in 2014 and $607,000 in 2013. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions in each year.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured loans. To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts.

At December 31, 2015, we had total indebtedness of $3.63 billion, with a weighted average remaining life of 4.5 years (including extension options). At December 31, 2015, $3.63 billion, or 100.00% of our debt, had an interest rate that was effectively fixed under the terms of the loan or a swap, with (i) a weighted average remaining life of 4.5 years, (ii) a weighted average remaining period during which the interest rate was fixed of 2.6 years (iii) a weighted average annual rate of 3.60% (on an actual/360-day basis) and (iv) including non-cash amortization of deferred loan costs, a weighted average annual rate of 3.72%.

At December 31, 2015, our net consolidated debt, which consists of our $3.53 billion of borrowings under secured loans less our cash and cash equivalents of $101.8 million represented 39.0% of our total enterprise value of $9.11 billion.  Our total enterprise value includes our consolidated debt and the value of our common stock, the noncontrolling units in our Operating Partnership and other convertible equity instruments, each based on our common stock closing price on December 31, 2015 (the last business day of the quarter) on the NYSE of $31.18 per share.

Financing Activity in 2015

For a description of our financing activities during 2015, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above.

Short term liquidity

Excluding any other potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations and, if necessary, our revolving credit facility.  At December 31, 2015, there was no balance outstanding on our revolving credit facility, leaving us with $400.0 million of availability. See Note 7 to our consolidated financial statements in Item 15 of this Report for more information regarding our revolving credit facility and our debt that is scheduled to mature in 2016.

We are currently developing two multifamily projects, one in Brentwood, Los Angeles, and one in Honolulu, Hawaii, please see "Financings, Acquisitions, Dispositions, Developments and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and as necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT federal tax rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP Units, property dispositions and joint venture transactions. We have an At-the-Market program which would allow us to sell up to an additional $400.0 million of common stock, none of which had been sold as of the date of this Report.

Commitments and other future expected transactions

As of the date of this Report, we did not have any commitments for acquisitions, except for the agreement that we entered into to purchase four Class A office properties in Westwood in 2016, disclosed above in "Financings, Acquisitions, Dispositions, Developments and Repositionings", and we did not have any debt scheduled to mature in 2016, other than a $20.0 million term loan scheduled to mature in December 2016. One of our Funds has a loan of $50.7 million scheduled to mature in April 2016. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

Contractual obligations

The table below presents (in thousands) our principal obligations and commitments, excluding periodic interest payments, as of December 31, 2015:

	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	Thereafter

Debt obligations(1)	$3,634,163	$46,939	$1,497,424	$1,247,400	$842,400
Ground lease payments(2)	52,042	733	1,466	1,466	48,377
Purchase commitments related to in progress capital expenditures and tenant improvements	5,365	5,365	—	—	—
Total	$3,691,570	$53,037	$1,498,890	$1,248,866	$890,777

____________________________________________________

(1)
Represents the future principal payments due on our secured notes payable and revolving credit facility excluding any maturity extension options. For detail of the interest rates that determine our periodic interest payments related to our debt obligations, see Note 7 to our consolidated financial statements in Item 15 of this Report.

(2)	Represents the future minimum ground lease payments. See Note 16 to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2015 to 2014

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs. Net cash provided by operating activities increased by $24.7 million to $271.4 million for 2015 compared to $246.7 million for 2014. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions and higher occupancy and rental rates for properties that we owned throughout both periods, (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates for properties that we owned throughout both periods, partially offset by (iii) a decrease of $6.5 million of insurance recoveries for property repairs and (iv) an increase in cash interest expense due to higher debt balances.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased by $88.4 million to $231.6 million for 2015 compared to $320.0 million for 2014. The decrease primarily reflects the expenditure of $89.9 million for the acquisition of First Financial Plaza during 2015 compared to expenditures of $74.5 million and $146.0 million for the acquisitions of Carthay Campus and Waena, respectively, during 2014. In addition, a $75 million deposit was made during 2015 for an acquisition that we expect to close in the first quarter of 2016, while the significant investment activity for 2014 included a loan that we advanced for $27.5 million. See Note 3 to our consolidated financial statements in Item 15 of this Report for information regarding our acquisitions, Note 6 for more information regarding the loan that we advanced and Note 19 for more information regarding the acquisition that we expect to close in the first quarter of 2016.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively. Net cash provided by financing activities decreased by $4.7 million to $43.1 million for 2015 compared to $47.9 million for 2014, respectively. The decrease was primarily due to an increase in cash expended for fees and costs in connection with refinancings during 2015, as well as an increase in dividends paid to our common stockholders.

Off-Balance Sheet Arrangements

Description of our Funds

We manage and own equity interests in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At December 31, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to the Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 5 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

Debt of our Funds

We do not have any debt outstanding in connection with our interest in our Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds as of December 31, 2015 - the amounts represent 100% (not our pro-rata share) of amounts related to the Funds:

Type of Debt	Principal Balance (in millions)	Maturity Date	Interest Rate

Fixed rate term loan (1)	$50.7	4/1/2016	5.67%
Swap fixed rate term loan (2)	325.0	5/1/2018	2.35%
	$375.7

_____________________________________________________

(1)	Fixed rate loan to Partnership X. The loan is secured by one property and requires monthly payments of principal and interest.

(2)
Floating rate loan to Fund X. The loan is secured by six properties in a collateralized pool, and requires monthly payments of interest only, with the outstanding principal due upon maturity. The interest on this loan is effectively fixed by an interest rate swap which matures on May 1, 2017. We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs under this loan, and also guaranteed the related swap, although we have an indemnity from the Fund for any amounts that we would be required to pay under these agreements. As of December 31, 2015, the maximum future payments under the swap agreement were approximately $2.6 million.  As of December 31, 2015, all of the obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements.

Critical Accounting Policies

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and lease intangibles, and above and below market leases). These determinations, which are inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available. The following is a list of our critical accounting policies and why we believe they are critical (see Note 2 to our consolidated financial statements included in Item 15 of this report for the summary of our significant accounting policies):

Investment in Real Estate

We make estimates when determining the purchase price allocation of acquired properties. We use our estimates of future cash flows and other valuation techniques to allocate the purchase price of each acquired property among; (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as amounts related to in-place at-market leases, and (iv) acquired above- and below-market ground and tenant leases.

We determine the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant lease values are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease.

Each of these estimates requires significant judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct and material impact on our results of operations because, for example, there would be less depreciation if we allocate more value to land. Similarly, if we allocate more value to the buildings as opposed to allocating the value to tenant leases, this amount would be recognized as an expense over a much longer period of time, because the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are amortized over the remaining terms of the leases. In accordance with GAAP, we may change our initial purchase price allocation up to 12 months from the acquisition date. See Note 3 to our consolidated financial statements in Item 15 of this report for details regarding our acquisitions. We did not change any of our initial purchase price allocations for acquisitions during 2015, 2014 or 2013.

Impairment of Long-Lived Assets

We periodically assess whether there has been impairment in the value of our long-lived assets, which includes our investment in real estate and our investment in our Funds, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We record assets that we have determined to dispose of at the lower of carrying value or our estimated fair value, less costs to sell.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or in one of our Funds, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property or investment. These losses have a direct impact on our net income, because recording an impairment loss would reduce our net income, and these losses could be material. For assets that we have determined to dispose of, if our strategy or market conditions change or dictate an earlier sale date, we may recognize an impairment loss, which could be material.

The evaluation of anticipated cash flows and other values is highly subjective, requires significant judgment, and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Our evaluation of market conditions, with regards to assets we intend to dispose of, requires significant judgment, and our expectations could differ materially from actual results. We did not record any impairment charges with respect to our investment in real estate or our Funds during 2015, 2014 or 2013. We did not dispose of any properties during 2015, 2014 or 2013.

Revenue Recognition

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments. These estimates require significant judgment, and the estimates involve complex calculations. If our estimates prove to be incorrect, then we could have adjustments to our tenant recoveries in future reporting periods when we perform our reconciliations to actual results, and these adjustments could be material to our revenues and operating results. Calculating tenant reimbursement revenue requires an in-depth analysis of the complex terms of each underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

•	estimating the final expenses that are recoverable;

•	estimating the fixed and variable components of operating expenses for each building;

•	conforming recoverable expense pools to those used in establishing the base year for the applicable underlying lease; and

•	concluding whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

The impact of revising our revenue estimate by 5% would result in a change to our revenues of $128 thousand, $63 thousand and $137 thousand during 2015, 2014 and 2013, respectively. See Note 2 to our consolidated financial statements in Item 15 of this report for our disclosures regarding revenue.

Allowances for Tenant Receivables and Deferred Rent Receivables

We make estimates when determining our allowances for uncollectible tenant receivables and deferred rent receivables. Our determination of the adequacy of these allowances requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants and general economic trends and conditions. For most of our tenants, our only security are their security deposits or letters of credit, and in some cases we do not require any security deposit or letter of credit. If our allowances are not sufficient to cover the unsecured losses from our tenants who ultimately fail to make contractual payments, our results in future periods would be adversely affected, and that impact could be material to our revenues and operating results.

As of December 31, 2015, 2014 and 2013, the total of our allowances for tenant receivables and deferred rent receivables was $8.3 million, $7.8 million and $10.7 million, respectively. The impact of revising the allowances by 5% would result in a change to our revenues of $0.4 million, $0.4 million and $0.5 million during 2015, 2014 and 2013, respectively. See Note 2 to our consolidated financial statements in Item 15 of this report for our disclosures regarding these allowances.

Stock-Based Compensation

We have awarded stock-based compensation to certain employees and members of our board of directors in the form of LTIP Units. We recognize the estimated fair value of the awards over the requisite vesting period. For LTIP Units, the fair value is based upon the market value of our common stock on the date of grant and a discount for post-vesting restrictions. Our estimate of the discount for post-vesting restrictions requires significant judgment. If our estimate of the discount rate is too high or too low it would result in the estimated fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock based compensation, respectively, and this under- or over-expensing of stock based compensation could be material to our operating results.

Total net stock-based compensation expense for equity grants was $15.2 million, $13.7 million and $10.0 million during 2015, 2014 and 2013, respectively. The impact of revising the discount rate by 5% would result in a change to our total net stock-based compensation expense of approximately $762 thousand, $686 thousand and $500 thousand during 2015, 2014 and 2013, respectively. See Note 12 to our consolidated financial statements in Item 15 of this report for our stock-based compensation disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash flows and fair values relevant to financial instruments depend in part on prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments does expose us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. At December 31, 2015, $1.14 billion or 31.4% of our debt was fixed rate debt, and $2.49 billion or 68.6% was floating rate debt that was effectively fixed using interest rate swaps. We did not have any unhedged floating rate debt as of December 31, 2015. See Notes 7 and 9 to our consolidated financial statements included in Item 15 of this Report for details regarding our debt and derivatives.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board Meetings and Committees” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2015.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2015 (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Stock-based compensation plans approved by stockholders	11,535	$18.04	14,844

For a description of our 2006 Omnibus Stock Incentive Plan, as amended, please see Note 12 to our consolidated financial statements contained in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2015.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons”, “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees” and “Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2015.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 19, 2016		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each of the below signatures is affixed as of February 19, 2016.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, CEO and Director (Principal Executive Officer)

/s/ MONA M. GISLER
Mona M. Gisler	CFO (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	COO and Director

/s/ CHRISTOPHER H. ANDERSON
Christopher H. Anderson	Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ MONA M. GISLER
Mona M. Gisler
CFO

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Douglas Emmett, Inc.

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs, including debt issuance costs associated with line-of-credit arrangements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-03 “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs”  and Accounting Standards Update 2015-15 “Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements” effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Douglas Emmett, Inc.

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 19, 2016

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Investment in real estate:
Land	$906,601	$882,449
Buildings and improvements	5,687,145	5,585,360
Tenant improvements and lease intangibles	703,683	666,672
Property under development	26,900	23,122
Investment in real estate, gross	7,324,329	7,157,603
Less: accumulated depreciation and amortization	(1,703,375)	(1,531,157)
Investment in real estate, net	5,620,954	5,626,446

Cash and cash equivalents	101,798	18,823
Tenant receivables, net	1,907	2,143
Deferred rent receivables, net	79,837	74,997
Acquired lease intangible assets, net	4,484	3,527
Interest rate contract assets	4,830	—
Investment in unconsolidated real estate funds	164,631	171,390
Other assets	87,720	41,647
Total assets	$6,066,161	$5,938,973

Liabilities
Secured notes payable and revolving credit facility, net	$3,611,276	$3,419,667
Interest payable, accounts payable and deferred revenue	57,417	54,364
Security deposits	38,683	37,450
Acquired lease intangible liabilities, net	28,605	45,959
Interest rate contract liabilities	16,310	37,386
Dividends payable	32,322	30,423
Total liabilities	3,784,613	3,625,249

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 146,919,187 and 144,869,101 outstanding at December 31, 2015 and December 31, 2014, respectively	1,469	1,449
Additional paid-in capital	2,706,753	2,678,798
Accumulated other comprehensive loss	(9,285)	(30,089)
Accumulated deficit	(772,726)	(706,700)
Total Douglas Emmett, Inc. stockholders' equity	1,926,211	1,943,458
Noncontrolling interests	355,337	370,266
Total equity	2,281,548	2,313,724
Total liabilities and equity	$6,066,161	$5,938,973

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Office rental
Rental revenues	$412,448	$396,524	$394,739
Tenant recoveries	43,139	44,461	45,144
Parking and other income	85,388	78,420	74,700
Total office revenues	540,975	519,405	514,583

Multifamily rental
Rental revenues	87,907	74,289	71,209
Parking and other income	6,892	5,828	5,727
Total multifamily revenues	94,799	80,117	76,936

Total revenues	635,774	599,522	591,519

Operating Expenses
Office expenses	186,556	181,160	174,935
Multifamily expenses	23,862	20,664	19,928
General and administrative	30,496	27,332	26,614
Depreciation and amortization	205,333	202,512	191,351
Total operating expenses	446,247	431,668	412,828

Operating income	189,527	167,854	178,691

Other income	15,228	17,675	6,402
Other expenses	(6,470)	(7,095)	(4,199)
Income, including depreciation, from unconsolidated real estate funds	7,694	3,713	3,098
Interest expense	(135,453)	(128,507)	(130,548)
Acquisition-related expenses	(1,771)	(786)	(607)
Net income	68,755	52,854	52,837
Less: Net income attributable to noncontrolling interests	(10,371)	(8,233)	(7,526)
Net income attributable to common stockholders	$58,384	$44,621	$45,311

Net income attributable to common stockholders per share – basic	$0.398	$0.309	$0.317
Net income attributable to common stockholders per share – diluted	$0.386	$0.300	$0.309

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$68,755	$52,854	$52,837
Other comprehensive income: cash flow hedges	24,850	25,045	39,562
Comprehensive income	93,605	77,899	92,399
Less: comprehensive income attributable to noncontrolling interests	(14,417)	(12,813)	(14,651)
Comprehensive income attributable to common stockholders	$79,188	$65,086	$77,748

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Shares of Common Stock
Balance at beginning of period	144,869	142,605	141,246
Conversion of OP Units	1,776	2,224	1,359
Exercise of stock options	274	40	—
Balance at end of period	146,919	144,869	142,605

Common Stock
Balance at beginning of period	$1,449	$1,426	$1,412
Conversion of OP Units	17	22	14
Exercise of stock options	3	1	—
Balance at end of period	$1,469	$1,449	$1,426

Additional Paid-in Capital
Balance at beginning of period	$2,678,798	$2,653,905	$2,635,408
Conversion of OP Units	23,686	30,013	18,670
Repurchase of OP Units	—	(1,197)	(173)
Repurchase of stock options	—	(4,524)	—
Exercise of stock options	4,269	601	—
Balance at end of period	$2,706,753	$2,678,798	$2,653,905

Accumulated Other Comprehensive Loss
Balance at beginning of period	$(30,089)	$(50,554)	$(82,991)
Cash flow hedge adjustment	20,804	20,465	32,437
Balance at end of period	$(9,285)	$(30,089)	$(50,554)

Accumulated Deficit
Balance at beginning of period	$(706,700)	$(634,380)	$(574,173)
Net income attributable to common stockholders	58,384	44,621	45,311
Dividends	(124,410)	(116,941)	(105,518)
Balance at end of period	$(772,726)	$(706,700)	$(634,380)

Noncontrolling Interests
Balance at beginning of period	$370,266	$396,811	$410,803
Net income attributable to noncontrolling interests	10,371	8,233	7,526
Cash flow hedge adjustment	4,046	4,580	7,125
Contributions	—	290	653
Distributions	(23,265)	(22,813)	(21,237)
Issuance of OP Units for cash	1,000	—	—
Conversion of OP Units	(23,703)	(30,035)	(18,684)
Repurchase of OP Units	—	(1,629)	(180)
Stock-based compensation	16,622	14,829	10,805
Balance at end of period	$355,337	$370,266	$396,811

Total Equity
Balance at beginning of period	$2,313,724	$2,367,208	$2,390,459
Net income	68,755	52,854	52,837
Cash flow hedge adjustment	24,850	25,045	39,562
Issuance of OP Units for cash	1,000	—	—
Repurchase of OP Units	—	(2,826)	(352)
Repurchase of stock options	—	(4,524)	—
Exercise of stock options	4,272	602
Dividends	(124,410)	(116,941)	(105,519)
Contributions	—	290	653
Distributions	(23,265)	(22,813)	(21,237)
Stock-based compensation	16,622	14,829	10,805
Balance at end of period	$2,281,548	$2,313,724	$2,367,208

Dividends declared per common share	$0.85	$0.81	$0.74
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$68,755	$52,854	$52,837
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(7,694)	(3,713)	(3,098)
Gain from insurance recoveries for damage to real estate	(82)	(6,621)	(431)
Depreciation and amortization	205,333	202,512	191,351
Net accretion of acquired lease intangibles	(19,100)	(16,084)	(15,693)
Straight-line rent	(4,840)	(5,335)	(6,470)
Increase (decrease) in the allowance for doubtful accounts	223	(461)	(98)
Amortization of deferred loan costs	6,969	4,097	4,214
Non-cash market value adjustments on interest rate contracts	(66)	50	88
Amortization of stock-based compensation	15,234	13,722	10,005
Operating distributions from unconsolidated real estate funds	1,068	909	783
Change in working capital components:
Tenant receivables	13	78	(331)
Interest payable, accounts payable and deferred revenue	4,557	2,668	8,816
Security deposits	1,233	1,980	1,186
Other assets	(176)	59	383
Net cash provided by operating activities	271,427	246,715	243,542

Investing Activities
Capital expenditures for improvements to real estate	(75,541)	(84,444)	(66,907)
Capital expenditures for developments	(3,720)	(4,259)	(549)
Insurance recoveries for damage to real estate	82	6,506	431
Property acquisitions	(89,906)	(220,469)	(150,000)
Deposits for property acquisitions	(75,000)	(2,500)	—
Note receivable	—	(27,500)	—
Proceeds from repayment of note receivable	1,000	—	—
Loans to related parties	(2,000)	—	(2,882)
Loan payments received from related parties	2,719	1,187	213
Contributions to unconsolidated real estate funds	(11)	—	(26,405)
Acquisitions of additional interests in unconsolidated real estate funds	—	—	(8,004)
Capital distributions from unconsolidated real estate funds	10,788	11,514	7,518
Net cash used in investing activities	(231,589)	(319,965)	(246,585)

Financing Activities
Proceeds from borrowings	1,614,400	551,000	40,000
Repayment of borrowings	(1,415,528)	(356,850)	(240,000)
Loan costs	(14,232)	(1,974)	(2,596)
Contributions by noncontrolling interests	—	290	653
Distributions to noncontrolling interests	(23,265)	(22,813)	(21,237)
Cash dividends to common stockholders	(122,510)	(115,039)	(102,422)
Exercise of stock options	4,272	603	—
Repurchase of stock options	—	(4,524)	—
Repurchase of OP Units	—	(2,826)	(352)
Net cash provided by (used in) financing activities	43,137	47,867	(325,954)

Increase (decrease) in cash and cash equivalents	82,975	(25,383)	(328,997)
Cash and cash equivalents at beginning of year	18,823	44,206	373,203
Cash and cash equivalents at end of year	$101,798	$18,823	$44,206

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOWS INFORMATION

OPERATING ACTIVITIES
Cash paid for interest, net of capitalized interest of $940, $294 and $75 for 2015, 2014 and 2013, respectively.	$128,178	$123,967	$127,185

NONCASH INVESTING TRANSACTIONS
Decrease in accrual for capital expenditures for improvements to real estate and developments	$1,504	$952	$1,224
Capitalized stock-based compensation for improvements to real estate and developments	$1,358	$1,086	$800
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$33,115	$167,174	$—
Write-off of fully amortized acquired lease intangible assets	$220	$32,230	$—
Write-off of fully accreted acquired lease intangible liabilities	$49,576	$137,313	$—
Settlement of note receivable in exchange for land and building acquired	$26,500	$—	$—
Issuance of OP Units in exchange for land and building acquired	$1,000	$—	$—
Application of deposit to purchase price of property	$2,500	$—	$—
(Loss) gain from market value adjustments - our derivatives	$(11,549)	$(11,116)	$903
(Loss) gain from market value adjustments - our Fund's derivative	$(1,922)	$(1,767)	$1,779

NONCASH FINANCING TRANSACTIONS
Dividends declared	$124,410	$116,941	$105,519
Common stock issued in exchange for OP Units	$23,703	$30,035	$18,684

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

1. Overview

Organization and Description of Business

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.

Through our interest in our Operating Partnership and its subsidiaries, as well as our investment in our Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. As of December 31, 2015, we owned a consolidated portfolio of fifty-four office properties (including ancillary retail space) and ten multifamily properties, as well as the fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our Funds which, at December 31, 2015, owned eight additional office properties, for a combined sixty-two office properties in our total portfolio.

The terms "us," "we" and "our" used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements, and to conform to additional line items added in the current period presentation, we have reported more detail for the prior periods.

During the current reporting period, we reported our proceeds from, and repayments of, borrowings related to our credit facility on a gross basis in the accompanying Consolidated Statements of Cash Flows, and we reclassified the prior periods, which were previously reported on a net basis, to conform to the current period presentation. The change in presentation did not change the net cash provided by (used in) financing activities that we previously reported for the prior periods. During the current reporting period, we reclassified deferred loan fees from Other assets to Secured notes payable and revolving credit facility in the accompanying Consolidated Balance Sheets, and we reclassified the prior period to conform to the current period presentation. See "New Accounting Pronouncements" in Note 2 for more detail regarding the reclassification of deferred loan fees.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC, including modifications issued under ASUs. The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any reference to the number of properties, square footage, per square footage amounts, apartment units and geography, are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the PCAOB.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Investment in Real Estate

We account for acquisitions of properties as business combinations, utilizing the purchase method, and include the results of operations of the acquired properties in our results of operations from their respective dates of acquisition. We expense transaction costs related to acquisitions when they are incurred.

When we acquire a property, we determine the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. We use estimates of future cash flows, comparable sales, other relevant information obtained in connection with the acquisition of the property, and other valuation techniques to allocate the purchase price of each acquired property between land, buildings and improvements, tenant improvements and leasing costs, and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above- and below-market tenant leases (including for lease renewal options), and acquired above- and below-market ground leases (including for lease renewal options).

The estimated fair value of acquired in-place at-market tenant leases represents the estimated costs that we would have incurred to lease the property to the occupancy level of the property at the date of acquisition, including the fair value of leasing commissions and legal costs. Additionally, we evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. We record above-market and below-market in-place lease intangibles as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place tenant or ground leases, respectively, and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our initial valuations and allocations are subject to change until the allocation is finalized within 12 months after the acquisition date. See Note 3 for our property acquisition disclosures.

Buildings and site improvements are depreciated on a straight-line basis using an estimated life of forty years for buildings and fifteen years for site improvements. We carry buildings and site improvements, offset by the related accumulated depreciation and any impairment charges, on our balance sheet until they are sold.

Tenant improvements are depreciated on a straight-line basis over the life of the related lease, with any remaining balance depreciated in the period of any early termination of that lease. During 2015 and 2014, we removed the cost and accumulated depreciation of $16.0 million and $84.6 million, respectively, of fully depreciated tenant improvements determined to be no longer in use from our balance sheet.

Acquired in-place leases are amortized on a straight line basis over the weighted average remaining term of the acquired in-place leases. We carry acquired in-place leases, offset by the related accumulated amortization, on our balance sheet until the related building is either sold or impaired.

Leasing intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early termination of that lease. During 2015 and 2014, we removed the cost and accumulated amortization of $17.1 million and $82.6 million, respectively, of fully amortized leasing intangibles from our balance sheet.

Acquired above- and below-market tenant leases are amortized/accreted on a straight line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. During 2015 and 2014, we removed the cost and accumulated amortization/accretion of $0.2 million and $32.2 million, respectively, of fully amortized above-market tenant leases and $37.4 million and $137.3 million, respectively, of fully accreted below-market tenant leases from our balance sheet.

Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight line basis over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue.

Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense. During 2015, we removed the cost and accumulated accretion of $12.2 million for a fully accreted above-market ground lease from our balance sheet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period. We did not dispose of any properties during 2015, 2014 or 2013. Repairs and maintenance are recorded as expense when incurred.

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Property under development in our Consolidated Balance Sheets. Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the capitalized costs are transferred to (i) Land, (ii) Building and improvements and (iii) Tenant improvements and lease intangibles on our Consolidated Balance Sheets as the historical cost of the property. During 2015 and 2014, we capitalized $3.8 million and $4.3 million of costs related to our multifamily developments, respectively, which included $940 thousand and $294 thousand of capitalized interest, respectively.

Investment in Unconsolidated Real Estate Funds

At December 31, 2015, we managed and held equity interests in two Funds: Fund X and Partnership X. We held a 68.61% interest in Fund X, and an aggregate 24.25% interest in the properties held by Partnership X and its subsidiaries. We account for our investments in the Funds using the equity method because we have significant influence but not control over the entities and our Funds do not qualify as variable interest entities. Our investment balance represents our share of the net assets of the combined Funds, additional basis (primarily due to the inclusion of the cost of raising capital that is accounted for as part of our investment basis) of $2.9 million as of December 31, 2015 and 2014, and notes receivable with a total outstanding balance of $0.8 million and $1.5 million as of December 31, 2015 and 2014, respectively. See Note 5 for our Fund disclosures.

Impairment of Long-Lived Assets

We periodically assess whether there has been an impairment in the value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. Recoverability of assets to be held and used is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the asset. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2015, 2014 or 2013.

We periodically assess whether there has been an impairment in the value of our investments in our Funds whenever events or changes in circumstances indicate that the carrying value of our investments in our Funds may not be recoverable. An impairment charge is recorded when events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. The ultimate realization of the investments in our Funds is dependent upon a number of factors, including the performance of the investment and market conditions. Based upon such periodic assessments, no impairments occurred during 2015, 2014 or 2013.

Assets to be disposed of are reported at the lower of their carrying value or fair value, less costs to sell. An asset is classified as an asset held for sale when it meets certain requirements, including the approval of the sale of the asset, the marketing of the asset for sale, and our expectation that the sale will likely occur within the next 12 months. Upon classification of an asset as held for disposition, the carrying value of the asset, excluding long-term debt, is presented on the balance sheet as properties held for disposition, we cease to depreciate the asset, and the operating results of the asset may be presented as discontinued operations for all periods presented. As of December 31, 2015, we did not have any assets classified as held for sale.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Revenue and Gain Recognition

We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services are rendered, (iii) the fee is fixed and determinable and (iv) collectibility is reasonably assured. All of our tenant leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments are recognized on a monthly basis when earned.

Lease termination fees, which are included in rental revenues in the accompanying Consolidated Statements of Operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to the former tenant. We recorded lease termination revenue of $2.2 million, $2.6 million, $0.7 million during 2015, 2014 and 2013, respectively.

We record tenant improvements and deferred revenue for leasehold improvements constructed by us as our assets that are reimbursed by tenants, and then amortize that deferred revenue as additional rental revenue over the related lease term. We recorded revenue for leasehold improvements of $1.9 million, $1.7 million, $1.8 million during 2015, 2014 and 2013, respectively. Amortization of deferred revenue is included in rental revenues in the accompanying Consolidated Statements of Operations.

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.

The recognition of gains on sales of real estate requires that we measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. We did not sell any properties during 2015, 2014 and 2013.

Allowances for Tenant Receivables and Deferred Rent Receivables

We carry tenant receivables and deferred rent receivables net of allowances. Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. We take into consideration many factors to evaluate the level of reserves necessary, including evaluations of individual tenant receivables, historical loss activity, current economic conditions and other relevant factors.

As of December 31, 2015 and 2014, we had an allowance for tenant receivables of $2.2 million and $2.0 million, respectively, and an allowance for deferred rent receivables of $6.0 million and $5.8 million, respectively. We generally do not require collateral or other security from our tenants other than letters of credit or cash security deposits. As of December 31, 2015 and 2014, we had a total of $14.7 million of letters of credit held for security, as well as $38.7 million and $37.5 million of cash security deposits, respectively.

The net impact on our results of operations from changes in our tenant receivable allowance, net of charges and recoveries, was a decrease of $223 thousand, and an increase of $461 thousand and $98 thousand during 2015, 2014 and 2013, respectively. The net impact on our results of operations from changes in our deferred rent receivable allowance, net of charges and recoveries was a decrease of $242 thousand, and an increase of $2.4 million and $3.9 million during 2015, 2014 and 2013, respectively.

Insurance Recoveries

Insurance recoveries related to property damage are recorded as other income when payment is either received or receipt is determined to be probable.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Interest Income

Interest income on our notes receivable is recognized over the life of the respective notes using the effective interest method and recognized on the accrual basis. Interest income is included in other income in the Consolidated Statements of Operations. See Notes 5 and 6 for details regarding our notes receivable.

Loan Costs

Loan costs incurred directly with the issuance of secured notes payable and revolving credit facilities are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our balance sheet.

To the extent that a refinancing is considered an exchange of debt with the same lender, we account for loan costs based upon whether the old debt is determined to be modified or extinguished for accounting purposes. If the old debt is determined to be modified then we (i) continue to defer and amortize any unamortized deferred loan fees associated with the old debt at the time of the modification over the new term of the modified debt, (ii) defer and amortize the lender fees incurred in connection with the exchange over the new term of the modified debt, and (iii) expense all other costs associated with the exchange. If the old debt is determined to be extinguished then we (i) write off any unamortized amounts associated with the extinguished debt at the time of the extinguishment and remove the related cost and accumulated amortization from our balance sheet, (ii) expense all lender fees associated with the extinguishment, and (iii) defer and amortize all other costs incurred directly in connection with the extinguishment over the term of the new debt.

In circumstances where we modify or exchange our revolving credit facility with the same lender, we account for the loan costs based upon whether the borrowing capacity (defined as the product of the remaining term and the maximum available credit) of the new arrangement is (a) greater than or equal to the borrowing capacity of the old arrangement, or (b) less than the borrowing capacity of the old arrangement. If the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, then we (i) continue to defer and amortize the deferred loan fees from the old arrangement over the term of the new arrangement and (ii) defer all lender and other fees directly incurred in connection with the new arrangement over the term of the new arrangement. If the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then we (i) amortize any unamortized deferred loan costs at the time of the change related to the old arrangement in proportion to the decrease in the borrowing capacity of the old arrangement and (ii) defer all lender and other fees incurred directly in connection with the new arrangement over the term of the new arrangement.

Deferred loan costs are presented in the balance sheet as a direct deduction from the carrying amount of our secured notes payable and revolving credit facility. All loan costs expensed and deferred loan costs amortized are included in interest expense in our Consolidated Statements of Operations. See "Recently Adopted Accounting Pronouncements" at the end of this footnote regarding our early adoption of ASU No. 2015-3 and ASU No. 2015-15. See Note 7 for our deferred loan cost disclosures.

Derivative Contracts

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

When we enter into derivative agreements, we generally elect to have them designated as cash flow hedges for accounting purposes. For hedging instruments designated as cash flow hedges, changes in fair value of the hedging instrument are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. For hedging instruments which are not designated as cash flow hedges, changes in fair value of the hedging instrument are recorded as interest expense. We record all derivatives on the balance sheet at fair value on a gross basis. See Note 9 for our derivative disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of the stock options and the long-term incentive units is amortized over their respective vesting periods. See Note 12 for our stock-based compensation disclosures.

EPS

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP Units that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of basic and diluted EPS using the two-class method. See Note 11 for our EPS disclosures.

Segment Information

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 14 for our segment disclosures.

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ending December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax.

In addition, we are subject to taxation by various state and local jurisdictions, including those in which we transact business or reside. Our non-TRS, including our Operating Partnership, are either partnerships or disregarded entities for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities (including certain limited partnerships and S-Corporations) is reportable in the income tax returns of the respective partners and stockholders. Accordingly, no income tax provision is included in the accompanying consolidated financial statements.

We have elected to treat two of our subsidiaries as TRS which generally may engage in any business, including the provision of customary or non-customary services for our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRS did not have significant tax provisions or deferred income tax items for 2015, 2014 or 2013.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs.

Recently Issued and Adopted Accounting Pronouncements

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

In March 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), which provides guidance on the presentation of debt issuance costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt, consistent with the manner in which debt discounts or premiums are presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. We early adopted the ASU on a retrospective basis for the year ending December 31, 2015. We reclassified deferred loan costs with a carrying amount of $22.9 million and $15.6 million as of December 31, 2015 and December 31, 2014, respectively, from Other assets to Secured notes payable and revolving credit facility, net in our Consolidated Balance Sheets. The adoption of the ASU did not impact the Consolidated Statement of Operations. See Note 7 for our deferred loan cost disclosures.

In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance regarding the presentation of debt issuance costs associated with line-of-credit arrangements. The ASU permits the debt issuance costs associated with line-of-credit arrangements to be presented as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. We early adopted the ASU for the year ending December 31, 2015. In accordance with ASU No. 2015-03 we reclassified deferred loan costs, which included deferred loan costs associated with our revolving credit facility, from Other assets to Secured notes payable and revolving credit facility, net in our Consolidated Balance Sheets. The adoption of the ASU did not impact the Consolidated Statement of Operations. See Note 7 for our deferred loan cost disclosures.

Recently Issued Accounting Pronouncements

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Business Combinations (Topic 805). The ASU requires that an acquirer (i) recognize adjustments to provisional amounts from Business Combinations that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) disclose of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us would be the first quarter of 2016, and early adoption is permitted. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

The FASB has not issued any other ASUs during 2015 or 2016 that we expect to be applicable and have a material impact on our future financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The tables below (in thousands) summarize our purchase price allocations for the acquisitions (these allocations are subject to adjustments within twelve months of the acquisition date). See Note 19 regarding the potential purchase of four Class A office properties in Westwood that we expect to close in the first quarter of 2016.

2015 Acquisitions

During 2015, we made two acquisitions: (i) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in other income in the Consolidated Statement of Operations, see Note 4, and (ii) on March 5, 2015, we purchased a 227,000 square foot Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, or approximately $407 per square foot.

	Harbor Court Land	First Financial Plaza

Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406
2014 Acquisitions

During 2014, we made two acquisitions: (i) on October 16, 2014, we purchased a 216 thousand square foot Class A multi-tenant office property located adjacent to Beverly Hills (Carthay Campus) for $74.5 million, or approximately $345 per square foot, and (ii) on December 30, 2014, we purchased a 468 unit multifamily property in Honolulu, Hawaii (Waena) for $146.0 million, or approximately $312 thousand per unit.

	Carthay Campus	Waena

Land	$6,595	$26,864
Buildings and improvements	64,511	117,541
Tenant improvements and lease intangibles	5,943	1,732
Acquired above and below-market leases, net	(2,580)	(137)
Net assets and liabilities acquired	$74,469	$146,000

2013 Acquisitions

During 2013, we made two acquisitions: (i) on May 15, 2013, we purchased a 225 thousand square foot Class A multi-tenant office property located in Beverly Hills (8484 Wilshire) for $89.0 million, or approximately $395 per square foot, and (ii)on August 15, 2013, we purchased a 191 thousand square foot Class A multi-tenant office property located in Encino (16501 Ventura) for $61.0 million, or approximately $319 per square foot.

	8484 Wilshire	16501 Ventura

Land	$8,847	$6,759
Buildings and improvements	77,158	55,179
Tenant improvements and lease intangibles	6,485	4,736
Acquired above and below-market leases, net	(3,490)	(5,674)
Net assets and liabilities acquired	$89,000	$61,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases as of December 31:

	December 31, 2015	December 31, 2014

Above-market tenant leases(1)	$4,661	$3,040
Accumulated amortization - above-market tenant leases(1)	(2,670)	(2,082)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(705)	(629)
Acquired lease intangible assets, net	$4,484	$3,527

Below-market tenant leases(1)	$103,327	$138,088
Accumulated accretion - below-market tenant leases(1)	(78,280)	(102,335)
Above-market ground leases(1)	4,017	16,200
Accumulated accretion - above-market ground leases(1)	(459)	(5,994)
Acquired lease intangible liabilities, net	$28,605	$45,959
_____________________________________________________________________________________

(1)	During 2015, we removed the cost and accumulated amortization/accretion of fully amortized/accreted leases from our balance sheet. See Note 2 "Investment in Real Estate".

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Year Ended December 31,
	2015	2014	2013

Net accretion of above/below-market tenant leases(1)	$12,467	$13,752	$15,511
Amortization of above-market ground leases(2)	(17)	(17)	(17)
Accretion of above-market ground lease(3)	50	50	50
Accretion of an above-market ground lease(4)	6,600	2,299	149
Total	$19,100	$16,084	$15,693
_______________________________________________________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Ground leases from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground lease from which we incur ground rent expense. Recorded as a decrease to office expense.

(4)	Ground lease from which we incurred ground rent expense. Recorded as an increase to other income. During 2015, we acquired the fee interest in the land (Harbor Court Land). See Note 3.

The table below presents (in thousands) the estimated net accretion of above- and below-market tenant and ground leases at December 31, 2015 for the next five years:

Year	Net increase to revenues	Decrease to expenses	Net impact

2016	$7,869	$50	$7,919
2017	3,574	50	3,624
2018	3,094	50	3,144
2019	2,920	50	2,970
2020	1,411	50	1,461
Thereafter	1,695	3,307	5,002
Total	$20,563	$3,557	$24,120

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interest in two Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet in our core markets.  At December 31, 2015, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. We did not acquire any additional interests in our Funds in 2015 or 2014.  During 2013, we acquired an additional 3.3% interest in Fund X and an additional 0.9% interest in Partnership X from an existing investor for an aggregate of approximately $8.0 million in cash.

Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to the Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Year Ended December 31,
	2015	2014	2013

Cash distributions received from our Funds	$11,856	$12,423	$8,301

Notes receivable

Our investment in the Funds includes two unsecured notes receivable. In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carries interest at one month LIBOR plus 2.5% per annum, and is due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect to the related party's interest in Fund X. As of December 31, 2015, and 2014, the balance outstanding on the loan was $0.3 million and $1.5 million, respectively. In November 2015, we loaned $0.5 million to Partnership X to fund working capital. The loan carries interest at one month LIBOR plus 2.5% per annum, and is due and payable no later than March 31, 2016. As of December 31, 2015, the balance outstanding on the loan was $0.5 million. The interest income recognized on our notes receivable is included in Other income in our Consolidated Statements of Operations. See Note 13 for our fair value disclosures.

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis. The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	December 31, 2015	December 31, 2014
Total assets	$691,543	$703,130
Total liabilities	389,372	389,413
Total equity	302,171	313,717

	Year Ended December 31,
	2015	2014	2013
Total revenues	$69,702	$66,234	$63,976
Operating income	17,866	11,737	10,151
Net income	6,323	254	(829)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Other Assets

Other assets consisted of the following (in thousands) at December 31:

	December 31, 2015	December 31, 2014

Note receivable(1)	$—	$27,500
Restricted cash	194	194
Prepaid expenses	6,720	6,108
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow(2)	75,000	2,500
Furniture, fixtures and equipment, net	1,448	1,425
Other	2,370	1,932
Total other assets	$87,720	$41,647
___________________________________________________

(1)
On February 12, 2015, the owner of a fee interest in the land related to one of our office buildings, to whom we previously loaned $27.5 million, repaid $1.0 million of the loan with cash, and then contributed the respective fee interest valued at $27.5 million to our Operating Partnership, subject to the remaining balance of that loan of $26.5 million, in exchange for 34,412 OP Units valued at $1.0 million. See Notes 3 and 10.

(2)
At December 31, 2015, deposits in escrow included a $75.0 million deposit in connection with the potential purchase of four Class A office properties in Westwood, expected to close in the first quarter of 2016. See Note 19.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following summarizes (in thousands) our secured notes payable and revolving credit facility at December 31, 2015 and 2014:

Description (1)	Maturity Date (2)	Principal Balance as of December 31, 2015	Principal Balance as of December 31, 2014	Variable Interest Rate	Fixed Interest Rate (3)	Swap Maturity Date

Fannie Mae Loan	3/1/2016	$—	$82,000	LIBOR + 0.62%	N/A	--
Term Loan (4)	3/1/2016	15,740	16,140	LIBOR + 1.60%	3.72%	4/1/2016
Term Loan	12/24/2016	20,000	20,000	LIBOR + 1.45%	3.57%	4/1/2016
Fannie Mae Loans	6/1/2017	—	18,000	LIBOR + 0.62%	N/A	--
Term Loan	10/2/2017	—	400,000	LIBOR + 2.00%	4.45%	7/1/2015
Term Loan	4/2/2018	256,140	510,000	LIBOR + 2.00%	4.12%	4/1/2016
Term Loan	8/1/2018	530,000	530,000	LIBOR + 1.70%	3.74%	8/1/2016
Term Loan (5)	8/5/2018	355,000	355,000	N/A	4.14%	--
Term Loan (6)	2/1/2019	152,733	155,000	N/A	4.00%	--
Term Loan (7)	6/5/2019	285,000	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	3.37%	4/1/2016
Term Loan (8)	3/1/2020	349,070	349,070	N/A	4.46%	--
Fannie Mae Loans	11/2/2020	388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Term Loan	4/15/2022	340,000	—	LIBOR + 1.40%	2.77%	4/1/2020
Term Loan	7/27/2022	180,000	—	LIBOR + 1.45%	3.06%	7/1/2020
Term Loan	11/2/2022	400,000	—	LIBOR + 1.35%	2.64%	11/1/2020
Fannie Mae Loan	4/1/2025	102,400	—	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae Loan	12/10/2025	115,000	—	LIBOR + 1.25%	2.76%	12/1/2020
Aggregate loan principal		$3,634,163	$3,253,290
Revolving credit facility (9)	8/21/2020	—	182,000	LIBOR + 1.40%	N/A	--
Total (10)		$3,634,163	$3,435,290
Deferred loan costs, net (11)		(22,887)	(15,623)
Total, net		$3,611,276	$3,419,667

Aggregate effectively fixed rate loans		$2,492,360	$1,828,080		3.35%
Aggregate fixed rate loans		1,141,803	1,144,070		4.15%
Aggregate variable rate loans		—	463,140		N/A
Total (10)		$3,634,163	$3,435,290
__________________________________________________

(1)
At December 31, 2015, the weighted average remaining life, including extension options, of our term debt (excluding our revolving credit facility) was 4.5 years. For the $3.63 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (i) the weighted average remaining life was 4.5 years, (ii) the weighted average remaining period during which interest was fixed was 2.6 years, (iii) the weighted average annual interest rate was 3.60% and (iv) including the non-cash amortization of deferred loan costs, the weighted average effective interest rate was 3.72%. Except as otherwise noted below, each loan (including our revolving credit facility) is secured by one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity.

(2)	Maturity dates include the effect of extension options.

(3)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(4)	Borrower is a consolidated entity in which our Operating Partnership owns a two-thirds interest. The loan maturity was extended to March 1, 2017 after year end. See Note 19.

(5)	Interest-only until February 2016, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(7)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(8)	Interest is fixed until March 2018. Interest-only until May 2016, with principal amortization thereafter based upon a 30-year amortization schedule.

(9)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(10)	See Note 13 for our fair value disclosures.

(11)
Net of accumulated amortization of $15.2 million and $13.0 million at December 31, 2015 and 2014, respectively. Deferred loan cost amortization was $7.0 million, $4.1 million and $4.2 million during 2015, 2014 and 2013, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending December 31:

2016	$46,939
2017	19,410
2018	1,478,014
2019	564,320
2020	683,080
Thereafter	842,400
Total future principal payments	$3,634,163

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands) as of December 31:

	December 31, 2015	December 31, 2014

Interest payable	$10,028	$9,656
Accounts payable and accrued liabilities	23,716	22,195
Deferred revenue	23,673	22,513
Total interest payable, accounts payable and deferred revenue	$57,417	$54,364

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Derivative Contracts

Hedges of Interest Rate Risk

We make use of interest rate swap and interest rate cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See note 7 for the details of our floating-rate debt that we have hedged.

Summary of our derivatives

As of December 31, 2015, all of our interest rate swaps were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)(1)

Consolidated	15	$2,565,480
Unconsolidated Fund(2)	1	$325,000
___________________________________________________

(1)	See Note 13 for our derivative fair value disclosures.

(2)
The notional amount presented represents 100%, not our pro-rata share, of the amounts related to the Fund. At December 31, 2015, we held an equity interest of 68.61% of that Fund. See Note 5 for more information regarding our Funds.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of December 31, 2015, there have been no events of default with respect to our interest rate swaps or our Fund's interest rate swap. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

	December 31, 2015	December 31, 2014
Fair value of derivatives in a liability position(1)
Consolidated	$19,047	$40,953

__________________________________________________________________________________

(1)
At December 31, 2015, we had consolidated derivative assets of $4.2 million and our Fund's derivative was in an asset position of $737 thousand (100%, not our pro-rata share). Amounts include accrued interest and exclude any adjustment for nonperformance risk. See Note 17 with regards to our counterparty credit risk.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of our derivative instruments and our Fund's derivative instrument on our AOCI and statements of operations:

	Year Ended December 31,
	2015	2014	2013
Derivatives Designated as Cash Flow Hedges:
(Loss) gain recorded in AOCI (effective portion) - our derivatives(1)(8)	$(11,549)	$(11,116)	$903
(Loss) gain recorded in AOCI (effective portion) - our Fund's derivative(2)(8)	$(1,922)	$(1,767)	$1,779
Loss reclassified from AOCI (effective portion) - our derivatives(3)(8)	$(37,390)	$(36,873)	$(36,246)
Loss reclassified from AOCI (effective portion) - our Fund's derivative(4)(8)	$(931)	$(1,005)	$(549)
Loss reclassified from AOCI (ineffective portion) - our derivatives(5)(7)	$—	$(50)	$(85)
Gain recorded as interest expense (ineffective portion)(6)	$66	$—	—

Derivatives Not Designated as Cash Flow Hedges:
Loss recorded as interest expense(7)	$—	$—	$(4)
__________________________________________________

(1)	Represents the change in fair value of our interest rate swaps designated as cash flow hedges, which does not impact the statement of operations. See Note 13 for our fair value disclosures.

(2)	Represents our share of the change in fair value of our Fund's interest rate swap designated as a cash flow hedge, which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to interest expense.

(4)	Reclassified from AOCI as a decrease to income, including depreciation, from unconsolidated real estate funds.

(5)	Excluded from effectiveness testing. Reclassified from AOCI as an increase to interest expense.

(6)	Excluded from effectiveness testing.

(7)	Represents the change in fair value of our derivatives not designated as cash flow hedges.

(8)	See the reconciliation of our AOCI in Note 10.

Future Reclassifications from AOCI

We estimate that $20.2 million of our AOCI related to our consolidated derivatives designated as cash flow hedges will be reclassified as an increase to interest expense during the next twelve months, and $193 thousand of our AOCI related to our unconsolidated Fund's derivative designated as a cash flow hedge will be reclassified as an increase to income, including depreciation, from unconsolidated real estate funds during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Equity

Equity Transactions

During 2015, we (i) acquired 1.8 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock and (ii) issued 274 thousand shares of our common stock for the exercise of options for net proceeds of $4.3 million at an average price of $15.58 per share. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings (see Notes 3 and 6).

During 2014, we (i) acquired 2.2 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, (ii) acquired 120 thousand OP Units for cash for a total purchase price of $2.8 million at an average price of $23.56 per unit and (iii) cash-settled options covering 691 thousand shares of our common stock for a total cost of $4.5 million at an average price of $6.55 per option. We issued 40 thousand shares of our common stock for the exercise of options for net proceeds of $603 thousand, for an average price of $15.05 per share.

During 2013, we (i) acquired 1.4 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock and (ii) acquired 13 thousand OP Units for cash for a total purchase price of $352 thousand at an average price of $26.68 per unit. We did not sell any shares of our common stock during 2013.

Noncontrolling Interests

Our noncontrolling interests consist of (i) interests in our Operating Partnership that are not owned by us and (ii) a minority partner's one-third interest in a consolidated joint venture which owns an office building in Honolulu, Hawaii. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units and represented approximately 15% of our Operating Partnership's total interests as of December 31, 2015 when we and our Operating Partnership had 146.9 million shares of common stock and 26.7 million OP Units and LTIP Units outstanding, respectively. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units. See Note 12 for details of our stock-based compensation.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from changes in our ownership interest in our Operating Partnership for the year ended December 31:

	2015	2014	2013

Net income attributable to common stockholders	$58,384	$44,621	$45,311

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	23,703	30,035	18,684
Repurchase of OP Units from noncontrolling interests	—	(1,197)	(173)
Net transfers from noncontrolling interests	$23,703	$28,838	$18,511

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$82,087	$73,459	$63,822

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

AOCI Reconciliation

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the year ended December 31:

	2015	2014	2013

Beginning balance	$(30,089)	$(50,554)	$(82,991)

Other comprehensive (loss) income before reclassifications - our derivatives	(11,549)	(11,116)	903
Other comprehensive (loss) income before reclassifications - our Fund's derivative	(1,922)	(1,767)	1,779
Reclassifications from AOCI - our derivatives(1)	37,390	36,923	36,331
Reclassifications from AOCI - our Fund's derivative(2)	931	1,005	549
Net current period OCI	24,850	25,045	39,562
Less OCI attributable to noncontrolling interests	(4,046)	(4,580)	(7,125)
OCI attributable to common stockholders	20,804	20,465	32,437

Ending balance	$(9,285)	$(30,089)	$(50,554)
__________________________________________________

(1)	Reclassification as an increase to interest expense.

(2)	Reclassification as a decrease to income, including depreciation, from unconsolidated real estate funds.

(3)	See Note 9 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

Dividends (unaudited)

Our common stock dividends paid during 2015 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income	Capital Gain	Return of Capital

12/30/2014	1/15/2015	$0.21	$0.0735	$—	$0.1365
3/31/2015	4/15/2015	0.21	0.0735	—	0.1365
6/30/2015	7/15/2015	0.21	0.0735	—	0.1365
9/30/2015	10/15/2015	0.21	0.0735	—	0.1365
	Total:	$0.84	$0.2940	$—	$0.5460

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2015	2014	2013
Numerator (in thousands):
Net income attributable to common stockholders	$58,384	$44,621	$45,311
Allocation to participating securities: Unvested LTIP Units	(312)	(175)	(178)
Numerator for basic and diluted net income attributable to common stockholders	$58,072	$44,446	$45,133

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	146,089	144,013	142,556
Effect of dilutive securities: Stock options(1)	4,515	4,108	3,288
Weighted average shares of common stock and common stock equivalents outstanding - diluted	150,604	148,121	145,844

Basic EPS:
Net income attributable to common stockholders per share	$0.398	$0.309	$0.317

Diluted EPS:
Net income attributable to common stockholders per share	$0.386	$0.300	$0.309
____________________________________________________

(1)
The following securities (in thousands) were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Year Ended December 31,
	2015	2014	2013

OP Units	26,371	27,444	28,026
Vested LTIP Units	181	130	355
Unvested LTIP Units	622	526	577

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation

2006 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 14.8 million shares available for grant as of December 31, 2015. “Full value” awards (such as LTIP unit awards, deferred stock awards, restricted stock awards) are counted against our stock incentive plan overall limits as two shares, while options and Stock Appreciation Rights are counted as one share (0.9 shares for options or Stock Appreciation Rights with terms of five years or less). The number of shares reserved under our stock incentive plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares that are forfeited or canceled from awards under our stock incentive plan also will generally be available for future awards.

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

Other stock-based awards under our stock incentive plan include awards that are valued in whole or in part by reference to shares of our common stock, including convertible preferred stock, convertible debentures and other convertible or exchangeable securities, partnership interests in a subsidiary or our Operating Partnership, awards valued by reference to book value, fair value or performance of a subsidiary and any class of profits interest or limited liability company membership interest. We have made certain awards in the form of a separate series of units of limited partnership interests in our Operating Partnership called LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan. Our LTIP Units are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. Once vested, LTIP Units can generally be converted to OP Units on a one for one basis. See Note 10.

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to our key employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. We accrue compensation expense during each year for the portion of the annual bonuses which we expect to pay out in the form of immediately vested equity grants (we award the grants before the end of the year for which they were awarded). Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. In addition to our annual incentive compensation, we also make long-term grants in the form of LTIP Units to our executives and certain key employees. The grants generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. Certain amounts of stock-based compensation expense are capitalized for employees who provide leasing and construction services. We granted 0.9 million, 1.1 million and 0.6 million LTIP Units to employees during 2015, 2014 and 2013, respectively.

Non-Employee Director Awards

We granted 33 thousand, 15 thousand and 19 thousand LTIP Units to our non-employee directors during 2015, 2014 and 2013, respectively, which vest ratably over the year of grant in lieu of cash retainers. Historically, we made long-term grants of LTIP Units to our non-employee directors which vested over the following three years, and during 2015 we made a proportional grant to a new director who joined our board of 1 thousand LTIP units, which vested during the remainder of 2015.

Compensation Expense

Total net stock-based compensation expense for equity grants was $15.2 million, $13.7 million and $10.0 million during 2015, 2014 and 2013, respectively. These amounts are net of capitalized stock-based compensation of $1.4 million, $1.1 million, and $0.8 million during 2015, 2014 and 2013, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We calculate the fair value of the LTIP Units granted using the market value of our common stock on the date of grant with a discount for post-vesting restrictions. The total grant date fair value of all LTIP Units granted to employees and non-employee directors in 2015, 2014 and 2013 was $18.7 million, $21.4 million and $10.1 million, respectively. The total grant date fair value of LTIP Units granted to employees and non-employee directors which vested in 2015, 2014 and 2013 was $15.2 million, $14.8 million and $11.1 million, respectively. The total intrinsic value of options exercised and repurchased was $4.0 million and $5.0 million during 2015 and 2014, respectively (our policy is to issue new shares of common stock for stock options exercised on a one-for-one basis). The total unrecognized stock-based compensation expense related to nonvested LTIP Unit awards granted to employees and non-employee directors was $17.3 million at December 31, 2015. This expense will be recognized over a weighted-average term of twenty-four months.

Stock-Based Award Activity

The table below presents the activity of our outstanding stock options:

Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)
Outstanding at December 31, 2012	12,540	$18.10	59	$65,177
Granted	—
Outstanding at December 31, 2013	12,540	18.10	47	$65,051
Granted	—
Exercised	(731)	20.03
Outstanding at December 31, 2014	11,809	17.98	36	$123,017
Granted	—
Exercised	(274)	15.58
Outstanding at December 31, 2015	11,535	18.04	23	$151,569
Exercisable at December 31, 2015	11,535	18.04	23	$151,569

The table below presents the activity of our unvested LTIP Units:

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	891	$15.12
Granted	663	15.26
Vested	(785)	14.15
Forfeited	(15)	21.52
Outstanding at December 31, 2013	754	15.63
Granted	1,106	19.31
Vested	(854)	17.44
Forfeited	(8)	22.48
Outstanding at December 31, 2014	998	18.48
Granted	922	20.26
Vested	(816)	18.59
Forfeited	(8)	24.86
Outstanding at December 31, 2015	1,096	19.85

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2015, we did not have any fair value measurements of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Notes receivable: See Note 5 for the details of our notes receivable. Based on observable market interest rates which we consider to be Level 2 inputs, the fair value of our notes receivable approximated their carrying value at December 31, 2015.

Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	December 31, 2015	December 31, 2014

Fair value	$3,691,075	$3,293,351
Carrying value	$3,634,163	$3,253,290

Financial instruments measured at fair value
Derivative instruments: See Note 9 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  The table below presents (in thousands) the estimated fair value of our derivatives:

	December 31, 2015	December 31, 2014
Derivative Assets:
Fair value - our derivatives(1)	$4,830	$—
Fair value - our Fund's derivative(2)	$837	$2,282

Derivative Liabilities:
Fair value - our derivatives(1)	$16,310	$37,386
___________________________________________________________________________________

(1)	The fair value of our derivatives are included in interest rate contracts in our consolidated balance sheet.

(2)
The fair value presented represents 100.00%, not our pro-rata share, of the fair value related to our Fund's derivative. At December 31, 2015, we held an equity interest of 68.61% of that Fund. Our pro-rata share of the fair value of the Fund's derivative is included in our investment in unconsolidated real estate funds in our consolidated balance sheet. See Note 5 for more information regarding our Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

14. Segment Reporting

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

Segment profit is not a measure of operating income or cash flows from operating activities as measured by GAAP, it is not indicative of cash available to fund cash needs, and it should not be considered as an alternative to cash flows as a measure of liquidity.  Not all companies may calculate segment profit in the same manner.  We consider segment profit to be an appropriate supplemental measure to net income because it can assist both investors and management in understanding the core operations of our properties.

The table below presents (in thousands) the operating activity of our reportable segments:

	Year Ended December 31,
	2015	2014	2013
Office Segment
Total office revenues	$540,975	$519,405	$514,583
Office expenses	(186,556)	(181,160)	(174,935)
Office Segment profit	354,419	338,245	339,648

Multifamily Segment
Total multifamily revenues	94,799	80,117	76,936
Multifamily expenses	(23,862)	(20,664)	(19,928)
Multifamily Segment profit	70,937	59,453	57,008

Total profit from all segments	$425,356	$397,698	$396,656

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2015	2014	2013

Total profit from all segments	$425,356	$397,698	$396,656
General and administrative expenses	(30,496)	(27,332)	(26,614)
Depreciation and amortization	(205,333)	(202,512)	(191,351)
Other income	15,228	17,675	6,402
Other expenses	(6,470)	(7,095)	(4,199)
Income, including depreciation, from unconsolidated real estate funds	7,694	3,713	3,098
Interest expense	(135,453)	(128,507)	(130,548)
Acquisition-related expenses	(1,771)	(786)	(607)
Net income	68,755	52,854	52,837
Less: Net income attributable to noncontrolling interests	(10,371)	(8,233)	(7,526)
Net income attributable to common stockholders	$58,384	$44,621	$45,311

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Future Minimum Lease Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground operating leases at December 31, 2015:

Minimum base rentals(1) during:

2016	$396,812
2017	358,267
2018	295,593
2019	242,862
2020	190,154
Thereafter	540,485
Total future minimum base rentals	$2,024,173
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) tenant reimbursements, (iii) straight line rent, (iv) amortization/accretion of acquired above/below-market lease intangibles and (v) percentage rents.  The amounts assume that those tenants with early termination options do not exercise them.

16. Future Minimum Lease Payments

We incurred lease payments related to two ground leases of $0.7 million, $2.6 million and $2.2 million during 2015, 2014 and 2013, respectively. We acquired the fee interest related to one of those ground leases in February 2015 (see Notes 3 and 6). The table below presents (in thousands) the future minimum ground lease payments as of December 31, 2015 under our remaining ground lease:

Minimum ground lease payments during:

2016	$733
2017	733
2018	733
2019	733
2020	733
Thereafter	48,377
Total future minimum lease payments(1)	$52,042
___________________________________________________

(1)
Lease term ends on December 31, 2086. Ground rent is fixed at $733 thousand per year until February 28, 2019, and will then be reset to the greater of the existing ground rent or market. The table above assumes that the rental payments will continue to be $733 thousand per year after February 28, 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

17. Commitments, Contingencies and Guarantees

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon the economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits from our tenants. In 2015, 2014 and 2013, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our allowances for tenant receivables and deferred rent receivables.

All of our properties (including the properties owned by our Funds) are located in Los Angeles County, California and Honolulu, Hawaii, and we are dependent on the Southern California and Honolulu economies. Therefore, we are susceptible to adverse local conditions and regulations, as well as natural disasters in those areas.

We are also subject to credit risk from the counterparties on our interest rate swap and interest rate cap contracts that we use to manage the risk associated with our floating rate debt. See Note 9 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings.

We maintain our cash and cash equivalents at high quality financial institutions with investment grade ratings.  Interest bearing accounts at each U.S. banking institution are insured by the FDIC up to $250 thousand.

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional upon a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-three properties in our consolidated portfolio, and four properties owned by our Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished. As of December 31, 2015, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for a $325.0 million loan of one of our Funds. The loan matures on May 1, 2018, and carries interest that is effectively fixed through an interest rate swap which matures on May 1, 2017. We have also guaranteed the related swap. The Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2015, all obligations under the loan and swap agreements have been performed by the Fund in accordance with the terms of those agreements and the maximum future payments remaining under the swap agreement were $2.6 million.

Acquisitions

We did not have any commitments for acquisitions, except for the agreement that we entered into to purchase four Class A office properties in Westwood in 2016. See Note 19.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

The tables below present (in thousands, except per share amounts) selected quarterly information for 2015 and 2014:

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Total revenue	$154,809	$160,457	$160,077	$160,431
Net income before noncontrolling interests	22,096	15,894	14,159	16,606
Net income attributable to common stockholders	18,699	13,448	12,070	14,167
Net income per common share - basic	$0.128	$0.092	$0.082	$0.096
Net income per common share - diluted	$0.124	$0.089	$0.080	$0.093
Weighted average shares of common stock outstanding - basic	145,327	145,898	146,331	146,780
Weighted average shares of common stock and common stock equivalents outstanding - diluted	149,802	150,304	150,740	151,531

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Total revenue	$148,872	$151,422	$148,141	$151,087
Net income before noncontrolling interests	15,458	15,917	8,681	12,798
Net income attributable to common stockholders	12,976	13,363	7,389	10,893
Net income per common share - basic	$0.090	$0.093	$0.051	$0.075
Net income per common share - diluted	$0.088	$0.090	$0.050	$0.073
Weighted average shares of common stock outstanding - basic	143,140	143,717	144,361	144,823
Weighted average shares of common stock and common stock equivalents outstanding - diluted	146,861	147,945	148,641	148,943

19. Subsequent events

On December 21, 2015, we entered into a contract under which a joint venture which we will manage is expected to pay $1.34 billion, or approximately $779 per square foot, for a portfolio of four Class A office properties totaling 1.7 million square feet in our Westwood submarket. Subject to typical closing conditions, we expect the acquisition to close in the first quarter of 2016.

On January 21, 2016 a consolidated joint venture in which we own a two thirds interest extended the maturity of a $15.7 million loan to March 1, 2017. The loan is interest only and secured by a single office property.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2015
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$139,199	$12,769	$78,447	$139,015	$27,108	$203,123	$230,231	$(55,453)	1968/2002	1999
11777 San Vicente	25,931	5,032	15,768	29,652	6,714	43,738	50,452	(11,672)	1974/1998	1999
12400 Wilshire	61,436	5,013	34,283	76,037	8,828	106,505	115,333	(29,203)	1985	1996
16501 Ventura	39,803	6,759	53,112	8,357	6,759	61,469	68,228	(5,826)	1986/2012	2013
1901 Avenue of the Stars	152,733	18,514	131,752	111,569	26,163	235,672	261,835	(65,741)	1968/2001	2001
401 Wilshire	79,787	9,989	29,187	115,820	21,787	133,209	154,996	(37,307)	1981/2000	1996
8484 Wilshire (1)	—	8,846	77,780	14,982	8,846	92,763	101,609	(7,683)	1972/2013	2013
9601 Wilshire	145,845	16,597	54,774	110,173	17,658	163,886	181,544	(46,309)	1962/2004	2001
Beverly Hills Medical Center	31,469	4,955	27,766	28,176	6,435	54,462	60,897	(15,469)	1964/2004	2004
Bishop Place	73,813	8,317	105,651	60,435	8,833	165,570	174,403	(48,947)	1992	2004
Bishop Square	180,000	16,273	213,793	25,303	16,273	239,096	255,369	(47,217)	1972/1983	2010
Brentwood Court	6,318	2,564	8,872	722	2,563	9,595	12,158	(2,714)	1984	2006
Brentwood Executive Plaza	25,461	3,255	9,654	33,518	5,921	40,506	46,427	(11,863)	1983/1996	1995
Brentwood Medical Plaza	25,805	5,934	27,836	2,296	5,933	30,133	36,066	(8,958)	1975	2006
Brentwood San Vicente Medical	13,297	5,557	16,457	1,142	5,557	17,599	23,156	(4,918)	1957/1985	2006
Brentwood/Saltair	13,065	4,468	11,615	12,195	4,775	23,503	28,278	(6,916)	1986	2000
Bundy/Olympic	24,056	4,201	11,860	30,036	6,030	40,067	46,097	(11,127)	1991/1998	1994
Camden Medical Arts	38,021	3,102	12,221	27,931	5,298	37,956	43,254	(10,446)	1972/1992	1995
Carthay Campus	48,007	6,595	70,454	2,252	6,594	72,707	79,301	(3,455)	1965/2008	2014
Century Park Plaza	77,984	10,275	70,761	107,147	16,153	172,030	188,183	(47,291)	1972/1987	1999
Century Park West(1)	—	3,717	29,099	528	3,667	29,677	33,344	(8,436)	1971	2007
Columbus Center	10,559	2,096	10,396	9,648	2,333	19,807	22,140	(5,702)	1987	2001
Coral Plaza	25,831	4,028	15,019	19,069	5,366	32,750	38,116	(9,516)	1981	1998
Cornerstone Plaza(1)	—	8,245	80,633	5,380	8,263	85,995	94,258	(21,316)	1986	2007
Encino Gateway	51,463	8,475	48,525	53,166	15,653	94,513	110,166	(28,212)	1974/1998	2000
Encino Plaza	30,011	5,293	23,125	47,307	6,165	69,560	75,725	(20,173)	1971/1992	2000
Encino Terrace	91,133	12,535	59,554	94,210	15,533	150,766	166,299	(44,433)	1986	1999
Executive Tower(1)	—	6,660	32,045	60,942	9,471	90,176	99,647	(26,110)	1989	1995
First Financial Plaza	54,085	12,092	81,104	877	12,092	81,981	94,073	(2,304)	1986	2015
Gateway Los Angeles	28,429	2,376	15,302	48,669	5,119	61,228	66,347	(17,204)	1987	1994
Harbor Court	30,992	51	41,001	49,029	12,060	78,021	90,081	(19,859)	1994	2004
Honolulu Club	15,740	1,863	16,766	6,631	1,863	23,397	25,260	(6,406)	1980	2008
Landmark II	118,684	6,086	109,259	82,081	13,070	184,356	197,426	(62,616)	1989	1997
Lincoln/Wilshire	38,021	3,833	12,484	23,382	7,475	32,224	39,699	(8,623)	1996	2000
MB Plaza	25,769	4,533	22,024	30,973	7,503	50,027	57,530	(15,846)	1971/1996	1998
Olympic Center	25,656	5,473	22,850	32,645	8,247	52,721	60,968	(15,584)	1985/1996	1997
One Westwood(1)	—	10,350	29,784	59,698	9,194	90,638	99,832	(24,762)	1987/2004	1999
Palisades Promenade	35,904	5,253	15,547	53,637	9,664	64,773	74,437	(17,498)	1990	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2015
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
Saltair/San Vicente	21,269	5,075	6,946	16,995	7,557	21,459	29,016	(6,289)	1964/1992	1997
San Vicente Plaza	9,430	7,055	12,035	481	7,055	12,516	19,571	(4,050)	1985	2006
Santa Monica Square(1)	—	5,366	18,025	20,271	6,863	36,799	43,662	(10,856)	1983/2004	2001
Second Street Plaza	35,802	4,377	15,277	35,589	7,421	47,822	55,243	(13,800)	1991	1997
Sherman Oaks Galleria	264,297	33,213	17,820	409,918	48,328	412,623	460,951	(123,734)	1981/2002	1997
Studio Plaza	115,591	9,347	73,358	131,054	15,015	198,744	213,759	(61,295)	1988/2004	1995
The Trillium(1)	—	20,688	143,263	83,941	21,989	225,903	247,892	(65,067)	1988	2005
Tower at Sherman Oaks	20,000	4,712	15,747	37,861	8,685	49,635	58,320	(15,377)	1967/1991	1997
Valley Executive Tower	78,943	8,446	67,672	100,195	11,737	164,576	176,313	(47,454)	1984	1998
Valley Office Plaza	41,271	5,731	24,329	47,504	8,957	68,607	77,564	(21,048)	1966/2002	1998
Verona	14,262	2,574	7,111	14,672	5,111	19,246	24,357	(5,482)	1991	1997
Village on Canon	58,337	5,933	11,389	49,122	13,303	53,141	66,444	(14,486)	1989/1995	1994
Warner Center Towers	285,000	43,110	292,147	400,021	59,418	675,860	735,278	(192,550)	1982-1993/2004	2002
Westside Towers	107,386	8,506	79,532	81,586	14,568	155,056	169,624	(42,921)	1985	1998
Westwood Place	47,788	8,542	44,419	51,742	11,448	93,255	104,703	(25,998)	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	40,513	14,903	59,710	74,613	(16,178)	1989	1999
Barrington Plaza	153,630	28,568	81,485	152,861	58,208	204,706	262,914	(54,394)	1963/1998	1998
Barrington/Kiowa	11,345	5,720	10,052	513	5,720	10,565	16,285	(2,885)	1974	2006
Barry	9,000	6,426	8,179	493	6,426	8,672	15,098	(2,492)	1973	2006
Kiowa	4,535	2,605	3,263	260	2,605	3,523	6,128	(1,009)	1972	2006
Moanalua Hillside Apartments	145,000	19,426	85,895	38,827	30,071	114,077	144,148	(30,710)	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	74,058	27,816	72,492	100,308	(19,035)	1963/1998	1999
The Shores	144,610	20,809	74,191	198,035	60,555	232,480	293,035	(60,515)	1965-67/2002	1999
Villas at Royal Kunia	90,120	42,887	71,376	14,473	35,164	93,572	128,736	(28,714)	1990/1995	2006
Waena	102,400	26,864	119,273	317	26,864	119,590	146,454	(3,921)	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner(1)	—	23,848	—	—	23,848	—	23,848	—	N/A	2006

Total Operating Properties	$3,634,163	$628,354	$3,053,142	$3,615,933	$906,601	$6,390,828	$7,297,429	$(1,703,375)

Property Under Development
Landmark II Development	—	13,070	—	2,154	13,070	2,154	15,224	—	2013/2015	N/A
Moanalua Hillside Apartments Development	—	5,294	—	6,382	5,294	6,382	11,676	—	2013/2015	N/A

Total Property Under Development	$—	$18,364	$—	$8,536	$18,364	$8,536	$26,900	$—

Grand Total	$3,634,163	$646,718	$3,053,142	$3,624,469	$924,965	$6,399,364	$7,324,329	$(1,703,375)
__________________________________________________

(1)	Encumbered by our revolving credit facility, which had a zero balance at December 31, 2015.
The aggregate cost of consolidated real estate in the table above for federal income tax purposes was $4.41 billion at December 31, 2015.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2015
(in thousands)

The table below presents (in thousands) a reconciliation of our investment in real estate:

		Year Ended December 31,
		2015	2014	2013
Real Estate Assets
Balance, beginning of period		$7,157,603	$7,012,733	$6,786,537
Additions:	Property acquisitions	120,696	223,186	159,164
	Improvements	75,367	84,578	66,483
	Developments	3,778	4,280	549
Deductions:	Write-offs	(33,115)	(167,174)	—
Balance, end of period		$7,324,329	$7,157,603	$7,012,733

Accumulated Depreciation and Amortization
Balance, beginning of period		$(1,531,157)	$(1,495,819)	$(1,304,468)
Additions:	Depreciation and amortization	(205,333)	(202,512)	(191,351)
Deductions:	Write-offs	33,115	167,174	—
Balance, end of period		$(1,703,375)	$(1,531,157)	$(1,495,819)

Douglas Emmett, Inc.
Exhibits

Exhibit Index

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (10)
3.2	Bylaws of Douglas Emmett, Inc. (4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(3)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (3)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(1) +
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (2) +
10.4	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. (6) +
10.5	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement.(2) +
10.6	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement.(9) +
10.7	Form of Douglas Emmett Properties, LP Partnership Unit Designation – LTIP Units. (3) +
10.8	Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan Amendment No. 1. (7) +
10.9	Form of Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan LTIP Unit Award Agreement (alternate). (9) +
10.10	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (9) +
10.11	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (9) +
10.12	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Theodore Guth. (9) +
10.13	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. (9) +
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8) *
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8) *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________________________________________
*	Filed with this 10-K
+	Denotes management contract or compensatory plan, contract or arrangement
(1)	Filed with Registration Statement on Form S-11 (Registration No. 333-135082) filed June 16, 2006 and incorporated herein by this reference.
(2)	Filed with Registrant’s Amendment No. 2 to Form S-11 filed September 20, 2006 and incorporated herein by this reference.
(3)	Filed with Registrant’s Amendment No. 3 to Form S-11 filed October 3, 2006 and incorporated herein by this reference.
(4)	Filed with Registrant’s Current Report on Form 8-K filed on September 6, 2013 and incorporated herein by this reference. SEC file number: 001-33106.
(5)	Filed with Registrant's Current Report on Form 8-K filed October 30, 2006 and incorporated herein by this reference. SEC file number: 001-33106
(6)	Filed with Registrant’s Registration Statement on Form S-8 (File No. 333-148268) filed December 21, 2007 and incorporated herein by this reference.

Douglas Emmett, Inc.
Exhibits (continued)

(7)	Filed August 6, 2009 with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by this reference. SEC file number: 001-33106
(8)
In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

(9)	Filed February 27, 2015 with Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by this reference. SEC file number: 001-33106
(10)	Filed with Registrant’s Amendment No. 6 to Form S-11 filed October 19, 2006 and incorporated herein by this reference.