Form 10-Q
period 2016-03-31
Douglas Emmett Inc
filed 2016-05-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 29, 2016
Common Stock, $0.01 par value per share	147,803,520	shares

Glossary

Abbreviations used in this document:

ASU	Accounting Standards Updates
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
Company	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated real estate funds
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission (United States)
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity

Defined terms used in this document:

Annualized rent
Annualized cash base rent (excludes tenant reimbursements, parking income, lost rent recovered from insurance and other revenue) before abatements under leases commenced as of the reporting date. For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  You can find many (but not all) of these statements by looking for words such as "approximates," "believes," "expects," "anticipates," "estimates," "intends," "plans," "would," "could", "may", "future" or other similar expressions in this Report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this Report, or those that we may make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us.  The actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect.  As a result, our actual future results can be expected to differ from our expectations, and those differences may be material.  Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in raising capital for our unconsolidated Funds;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	failure to successfully operate acquired properties;

•	failure to maintain our status as a REIT under federal tax laws;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or changes to the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	conflicts of interest with our officers;

•	changes in real estate zoning laws and increases in real property tax rates;

•	the negative results of litigation or governmental proceedings;

•	the consequences of any possible future terrorist attacks or wars; and

•	the consequences of any possible future cyber attacks or intrusions.

For further discussion of the above risk factors, see "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$993,043	$897,916
Buildings and improvements	6,884,342	5,644,546
Tenant improvements and lease intangibles	756,695	696,647
Property under development	28,316	26,900
Investment in real estate, gross	8,662,396	7,266,009
Less: accumulated depreciation and amortization	(1,738,848)	(1,687,998)
Investment in real estate, net	6,923,548	5,578,011
Real estate held for sale, net	42,551	42,943
Cash and cash equivalents	72,191	101,798
Tenant receivables, net	3,668	1,907
Deferred rent receivables, net	82,756	79,837
Acquired lease intangible assets, net	4,661	4,484
Interest rate contract assets	1,493	4,830
Investment in unconsolidated real estate funds	148,602	164,631
Other assets	11,954	87,720
Total assets	$7,291,424	$6,066,161

Liabilities
Secured notes payable and revolving credit facility, net	$4,469,957	$3,611,276
Interest payable, accounts payable and deferred revenue	75,587	57,417
Security deposits	43,014	38,683
Acquired lease intangible liabilities, net	76,752	28,605
Interest rate contract liabilities	33,075	16,310
Dividends payable	32,424	32,322
Total liabilities	4,730,809	3,784,613

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value 750,000,000 authorized, 147,383,520 and 146,919,187 outstanding at March 31, 2016 and December 31, 2015, respectively	1,474	1,469
Additional paid-in capital	2,712,150	2,706,753
Accumulated other comprehensive loss	(27,313)	(9,285)
Accumulated deficit	(789,784)	(772,726)
Total Douglas Emmett, Inc. stockholders' equity	1,896,527	1,926,211
Noncontrolling interests	664,088	355,337
Total equity	2,560,615	2,281,548
Total liabilities and equity	$7,291,424	$6,066,161
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenues
Office rental
Rental revenues	$111,006	$100,651
Tenant recoveries	10,211	10,150
Parking and other income	23,162	20,655
Total office revenues	144,379	131,456

Multifamily rental
Rental revenues	22,427	21,644
Parking and other income	1,766	1,709
Total multifamily revenues	24,193	23,353

Total revenues	168,572	154,809

Operating Expenses
Office expenses	47,883	44,199
Multifamily expenses	6,031	5,820
General and administrative	8,071	7,361
Depreciation and amortization	55,552	49,834
Total operating expenses	117,537	107,214

Operating income	51,035	47,595

Other income	2,089	8,559
Other expenses	(1,551)	(1,572)
Income, including depreciation, from unconsolidated real estate funds	1,586	1,443
Interest expense	(35,660)	(33,639)
Acquisition-related expenses	(1,453)	(290)
Net income	16,046	22,096
Less: Net income attributable to noncontrolling interests	(680)	(3,397)
Net income attributable to common stockholders	$15,366	$18,699

Net income attributable to common stockholders per share – basic	$0.104	$0.128
Net income attributable to common stockholders per share – diluted	$0.101	$0.124

Dividends declared per common share	$0.22	$0.21

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$16,046	$22,096
Other comprehensive income (loss): cash flow hedges	(20,608)	1,018
Comprehensive income (loss)	(4,562)	23,114
Less: Comprehensive (income) loss attributable to noncontrolling interests	1,900	(3,730)
Comprehensive income (loss) attributable to common stockholders	$(2,662)	$19,384

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$16,046	$22,096
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(1,586)	(1,443)
Depreciation and amortization	55,552	49,834
Net accretion of acquired lease intangibles	(3,304)	(9,800)
Straight-line rent	(2,919)	(2,225)
Increase in the allowance for doubtful accounts	679	(135)
Amortization of deferred loan costs	1,319	1,773
Amortization of stock-based compensation	2,379	1,947
Operating distributions from unconsolidated real estate funds	375	286
Change in working capital components:
Tenant receivables	(2,440)	458
Interest payable, accounts payable and deferred revenue	18,444	9,719
Security deposits	4,331	(1,009)
Other assets	965	1,425
Net cash provided by operating activities	89,841	72,926

Investing Activities
Capital expenditures for improvements to real estate	(15,556)	(20,526)
Capital expenditures for developments	(1,412)	(667)
Property acquisitions	(1,257,513)	(89,906)
Proceeds from repayment of note receivable	—	1,000
Loan payments received from related parties	763	307
Capital distributions from unconsolidated real estate funds	15,773	2,060
Net cash used in investing activities	(1,257,945)	(107,732)

Financing Activities
Proceeds from borrowings	900,000	214,400
Repayment of borrowings	(31,194)	(146,224)
Loan costs	(11,444)	(960)
Contributions from noncontrolling interests in consolidated joint venture	320,000	—
Distributions to noncontrolling interests in our Operating Partnership	(6,098)	(5,995)
Cash dividends to common stockholders	(32,322)	(30,422)
Exercise of stock options	—	1,823
Withholding taxes for exercise of stock options	(445)	—
Net cash provided by financing activities	1,138,497	32,622

Decrease in cash and cash equivalents	(29,607)	(2,184)
Cash and cash equivalents at beginning of period	101,798	18,823
Cash and cash equivalents at end of period	$72,191	$16,639

See supplemental cash flows information on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION

OPERATING ACTIVITIES
Cash paid for interest, net of capitalized interest of $238 and $166 for the three months ended March 31, 2016 and 2015, respectively	$32,893	$31,644

NONCASH INVESTING TRANSACTIONS
Decrease in accrual for capital expenditures for improvements to real estate and developments	$—	$943
Capitalized stock-based compensation for improvements to real estate and developments	$217	$193
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$4,230	$—
Write-off of fully amortized acquired lease intangible assets	$150	$—
Write-off of fully accreted acquired lease intangible liabilities	$6,424	$10,040
Settlement of note receivable in exchange for land and building acquired	$—	$26,500
Issuance of OP Units in exchange for land and building acquired	$—	$1,000
Application of deposit to purchase price of property	$75,000	$2,500
Loss from market value adjustments - our derivatives	$(28,812)	$(7,022)
Loss from market value adjustments - our unconsolidated Funds' derivatives	$(611)	$(1,333)

NONCASH FINANCING TRANSACTIONS
Dividends declared	$32,424	$30,631
Common stock issued in exchange for OP Units	$5,847	$11,408

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated joint ventures and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii.

As of March 31, 2016, we owned a consolidated portfolio of (i) fifty-eight office properties (including ancillary retail space), which included five office properties owned by our consolidated joint ventures, (ii) ten multifamily properties and (iii) fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our unconsolidated Funds, which at March 31, 2016, owned eight additional office properties, for a combined sixty-six office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries.

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated joint ventures.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

As of March 31, 2016, the consolidated financial statements included one VIE, in which we were deemed to be the primary beneficiary. The VIE was established in the first quarter of 2016 in connection with Westwood portfolio acquisition, see Note 3. As of March 31, 2016, the impact of consolidating the VIE increased the Company’s total assets, liabilities and equity by approximately $1.43 billion million (of which $1.38 billion related to real estate held for investment), $631.7 million and $798.3 million (of which $318.6 million related to the noncontrolling interests equity), respectively.

As of March 31, 2016, the carrying value of a property that we are currently marketing was reclassified from investment in real estate to real estate held for sale in our accompanying Consolidated Balance Sheets, and we reclassified the comparable period to conform to the current period presentation.

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2015 Annual Report on Form 10-K and the notes thereto. Any references in this report to the number of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements, in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

During the period covered by this Report, we have not made any material changes to our significant accounting policies included in our 2015 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Income Taxes

We have elected to be taxed as a REIT under the Code. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our TRS.

New Accounting Pronouncements

Changes to GAAP are established by the FASB in the form ASUs.  We consider the applicability and impact of all ASUs.

Recently Issued and Adopted Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)", which eliminates the concept of extraordinary items from GAAP. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis (Consolidation - Topic 810)", which provides guidance regarding the consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which amends "Business Combinations" (Topic 805). The ASU requires that an acquirer (i) recognize adjustments to provisional amounts from business combinations that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) disclose of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships", which amends "Derivatives and Hedging" (Topic 815). The ASU provides guidance on the effect of derivative contract novations on existing hedge accounting relationships. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not in and of itself require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, which for us would be the first quarter of 2017, and early adoption is permitted. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which amends "Financial Instruments - Overall" (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018. The amendments in this Update should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, and early adoption is permitted under certain circumstances. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The ASU increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB has created Topic 842. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for us would be the first quarter of 2019, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" which amends "Investments-Equity Method and Joint Ventures" (Topic 323). The ASU simplifies the transition to the equity method of accounting by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017, and early adoption is permitted. The amendments in this Update should be applied prospectively. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU clarifies the implementation guidance for principal versus agent considerations. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018, and early adoption is permitted commencing the first quarter of 2017. The amendments in this Update should be applied retrospectively. We are currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" which amends "Compensation-Stock Compensation" (Topic 718). This ASU simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017, and early adoption is permitted. The ASU amendments are applied on a prospective or retrospective basis depending on the specific amendment. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

The FASB has not issued any other ASUs during 2016 that we expect to be applicable and have a material impact on our future financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

2016 First Quarter Acquisitions

Acquisition of the Westwood Portfolio

On February 29, 2016, a consolidated joint venture which we manage and own an equity interest in, acquired four class A multi-tenant office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion or approximately $777 per square foot. As of the acquisition date, we contributed sixty percent of the equity to the joint venture, but are scheduled to reduce that investment to 30% during the second quarter of 2016. See Note 17.

The table below (in thousands) summarizes our preliminary purchase accounting and funding sources for the acquisition (the purchase accounting is subject to adjustment within twelve months of the acquisition date):

Sources and Uses of Funds	At February 29, 2016(1)	Adjustments(2)	Pro Forma

Building square footage (in thousands)	1,725	—	1,725

Uses of funds - Investment in real estate:
Land	$95,127	$—	$95,127
Buildings and improvements	1,238,162	—	1,238,162
Tenant improvements and lease intangibles	50,497	—	50,497
Acquired above and below-market leases, net	(51,273)	—	(51,273)
Net assets and liabilities acquired(3)	$1,332,513	$—	$1,332,513

Source of funds:
Cash on hand(4)	$153,745	$—	$153,745
Credit facility(5)	290,000	(240,000)	50,000
Non-recourse term loan, net(6)	568,768	—	568,768
Noncontrolling interests	320,000	240,000	560,000
Total source of funds	$1,332,513	$—	$1,332,513
________________________________________________

(1)	Reflects the purchase of the Westwood portfolio on February 29, 2016 when we contributed 60% of the equity (including $240 million of bridge equity) to the consolidated joint venture.

(2)
Adjusted for the repayment of $240 million of bridge equity we provided at closing, which would reduce our ownership interest to 30%. The repayment (with interest at 2% per annum) is scheduled for the second quarter.

(3)	Difference between the contract price and the purchase price relates to a credit received for prorations.

(4)
Cash paid included $75.0 million paid through a deposit made before December 31, 2015, which was included in other assets in the Company's consolidated balance sheet as reported in the Form 10-K, $67.5 million paid at closing, and $11.2 million spent on loan costs in connection with securing the $580 million term loan.

(5)	Reflects borrowings using the Company's credit facility, which bears interest at LIBOR plus 1.40%. See Note 7.

(6)
Reflects 100%, not only the Company's pro rata share, of a $580.0 million interest-only non-recourse loan, net of loan fees of $11.2 million incurred to secure the loan. The loan has a seven-year term and is secured by the Westwood Portfolio. Interest on the loan is floating at LIBOR plus 1.40%, which has been effectively fixed at 2.37% per annum for five years through interest rate swaps. The loan costs will be deferred and amortized over the seven-year loan term. Deferred loan costs are presented in the balance sheet as a direct deduction from the carrying amount of our secured notes payable and revolving credit facility.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

The table below (in thousands) presents the revenues and net income attributable to common stockholders from the Westwood Portfolio which are included in the Company’s consolidated statement of operations from the date of acquisition:

Total office revenues	$8,223
Net loss attributable to common stockholders	$(2,611)

Pro Forma Operating Results

The pro forma operating results presented in the table below (in thousands) combine the historical results of Douglas Emmett Inc., along with the historical results of the Westwood Portfolio, as if the acquisition was completed on January 1, 2015, based on our expected thirty-percent ownership interest, and includes adjustments that give effect to events that are (i) directly attributable to the acquisition, (ii)  expected to have a continuing impact on the Company, and (iii) are factually supportable. The pro forma reflects the hypothetical impact of the acquisition on the Company and does not (a) purport to represent what the Company’s results of operations would actually have been had the acquisition occurred on January 1, 2015, or (b) project the results of operations for any future period. The information does not reflect cost savings or operating synergies that may result from the acquisition or the costs to achieve any such potential cost savings or operating synergies.

	Three Months Ended March 31,
	2016	2015

Pro forma revenues	$181,900	$178,132
Pro forma net income attributable to common stockholders(1)	$16,404	$19,153
Pro forma net income attributable to common stockholders per share – basic	$0.111	$0.131
Pro forma net income attributable to common stockholders per share – diluted	$0.108	$0.127
_____________________________________________________
(1)    In the first quarter of 2015, we recognized an additional $6.6 million of accretion for an above-market ground lease in other income related to the purchase of the Harbor Court Land (see "2015 First Quarter Acquisitions" below and Note 4).

2015 First Quarter Acquisitions

During the three months ended March 31, 2015, we closed two acquisitions: (i) on March 5, 2015, we purchased a Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, or approximately $407 per square foot, and (ii) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in other income in the consolidated statement of operations. See Note 4. The results of operations for these acquisitions are included in our consolidated statements of operations after the respective date of their acquisitions. The table below (in thousands) summarizes our purchase price allocations for the acquisitions:

	Harbor Court Land	First Financial Plaza

Building square footage (if applicable) (in thousands)		227

Investment in real estate:
Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406

Properties Held for Sale

We are currently marketing a 168,000 square foot Class A office property located in Sherman Oaks that we wholly own through a consolidated subsidiary. As of March 31, 2016, the carrying value of the property was reclassified from investment in real estate to real estate held for sale in our consolidated balance sheets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	March 31, 2016		December 31, 2015

Above-market tenant leases	$5,081	(1)	$4,661
Accumulated amortization - above-market tenant leases	(2,893)	(1)	(2,670)
Below-market ground leases	3,198		3,198
Accumulated amortization - below-market ground leases	(725)		(705)
Acquired lease intangible assets, net	$4,661		$4,484

Below-market tenant leases	$148,563	(1)	$103,327
Accumulated accretion - below-market tenant leases	(75,356)	(1)	(78,280)
Above-market ground leases	4,017		4,017
Accumulated accretion - above-market ground leases	(472)		(459)
Acquired lease intangible liabilities, net	$76,752		$28,605
________________________________________________

(1)
Includes leases from the Westwood Portfolio that we purchased in the first quarter of 2016. See Note 3. The weighted average remaining life of the acquired above-and below-market leases is approximately 4.4 years.

Impact on the Consolidated Statements of Operations

Acquired above- and below-market leases are amortized/accreted over the life of the lease. The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended March 31,
	2016	2015

Net accretion of above/below-market tenant leases(1)	$3,295	$3,191
Amortization of an below-market ground lease(2)	(4)	(4)
Accretion of above-market ground leases(3)	13	13
Accretion of an above-market ground lease(4)	—	6,600
Total	$3,304	$9,800
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues. Includes the impact of leases from the Westwood Portfolio for the period after its purchase on February 29, 2016.

(2)	Ground lease from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground lease from which we incur ground rent expense. Recorded as a decrease to office expense.

(4)
Ground lease from which we incurred ground rent expense. Recorded as an increase to other income. During the first quarter of 2015, we acquired the fee interest in the land (Harbor Court Land). See Note 3.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At March 31, 2016, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X.

Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to the Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Three Months Ended March 31,
	2016	2015

Cash distributions received from our Funds	$16,148	$2,346

Notes receivable

In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X. The loan carried interest at one month LIBOR plus 2.5% per annum, and was due and payable no later than April 1, 2017, with mandatory prepayments equal to any distributions with respect the related party's interest in Fund X. In November 2015, we loaned $0.5 million to Partnership X to fund working capital. The loan carried interest at one month LIBOR plus 2.5% per annum, and was due and payable no later than March 31, 2016. Both of the outstanding loans were repaid in full during the first quarter of 2016. The outstanding balance of the Fund X and Partnership X loans at December 31, 2015 were $0.3 million and $0.5 million, respectively, and were included in our investment in our unconsolidated funds on our balance sheet. The interest income recognized on these notes receivable is included in Other income in our Consolidated Statements of Operations.

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	March 31, 2016	December 31, 2015

Total assets	$695,136	$691,543
Total liabilities	448,569	389,372
Total equity	246,567	302,171

	Three Months Ended March 31,
	2016	2015

Total revenues	$17,475	$17,480
Operating income	4,242	3,814
Net income	1,404	960

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Restricted cash	$194	$194
Prepaid expenses	6,657	6,720
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow (1)	—	75,000
Furniture, fixtures and equipment, net	1,345	1,448
Other	1,770	2,370
Total other assets	$11,954	$87,720
__________________________________________________________________________________

(1)	At December 31, 2015, deposits in escrow included a $75.0 million deposit in connection with the purchase of the Westwood Portfolio. See Note 3.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date	Principal Balance as of March 31, 2016	Principal Balance as of December 31, 2015	Variable Interest Rate		Fixed Interest Rate(1)	Swap Maturity Date

Wholly Owned Subsidiaries
Term Loan	12/24/2016	$20,000	$20,000	LIBOR + 1.45%		3.57%	4/1/2016
Term Loan	4/2/2018	256,140	256,140	LIBOR + 2.00%		4.12%	4/1/2016
Term Loan	8/1/2018	530,000	530,000	LIBOR + 1.70%		3.74%	8/1/2016
Term Loan(2)	8/5/2018	354,501	355,000	N/A		4.14%	--
Term Loan(2)	2/1/2019	152,038	152,733	N/A		4.00%	--
Term Loan(3)	6/5/2019	285,000	285,000	N/A		3.85%	--
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	(6)	3.37%	4/1/2016
Term Loan(4)	3/1/2020	349,070	349,070	N/A		4.46%	--
Fannie Mae Loans	11/2/2020	388,080	388,080	LIBOR + 1.65%		3.65%	11/1/2017
Term Loan	4/15/2022	340,000	340,000	LIBOR + 1.40%	(6)	2.77%	4/1/2020
Term Loan	7/27/2022	180,000	180,000	LIBOR + 1.45%	(6)	3.06%	7/1/2020
Term Loan	11/2/2022	400,000	400,000	LIBOR + 1.35%	(6)	2.64%	11/1/2020
Fannie Mae Loan	4/1/2025	102,400	102,400	LIBOR + 1.25%	(6)	2.84%	3/1/2020
Fannie Mae Loan	12/1/2025	115,000	115,000	LIBOR + 1.25%	(6)	2.76%	12/1/2020
Revolving credit line(5)	8/21/2020	290,000	—	LIBOR + 1.40%		N/A	--
Total Wholly Owned Debt		$3,907,229	$3,618,423

Consolidated Joint Ventures
Term Loan	3/1/2017	$15,740	$15,740	LIBOR + 1.60%		3.72%	4/1/2016
Term Loan	2/28/2023	580,000	—	LIBOR + 1.40%	(6)	2.37%	3/1/2021
Total Debt(7)		$4,502,969	$3,634,163
Deferred loan costs, net(8)		(33,012)	(22,887)
Total Debt, net		$4,469,957	$3,611,276
___________________________________________________
As of March 31, 2016, the weighted average remaining life, including extension options, of our term debt (excluding our revolving credit facility) was 4.6 years. For the $4.21 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, (i) the weighted average remaining life was 4.6 years, (ii) the weighted average remaining period during which interest was fixed was 2.7 years, (iii) the weighted average annual interest rate was 3.42% and (iv) including the non-cash amortization of deferred loan costs, the weighted average effective interest rate was 3.57%. Except as otherwise noted below, each loan (including our revolving credit facility) is secured by a one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity. Maturity dates include the effect of extension options.  The following table summarizes (in thousands) our fixed and floating rate debt:

Description	Principal Balance as of March 31, 2016	Principal Balance as of December 31, 2015

Aggregate swap fixed rate loans	$3,072,360	$2,492,360
Aggregate fixed rate loans	1,140,609	1,141,803
Aggregate floating rate loans	290,000	—
Total Debt	$4,502,969	$3,634,163

(1)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for the details of our interest rate contracts.

(2)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(3)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(4)	Interest is fixed until March 1, 2018, and is floating thereafter, with interest-only payments until May 1, 2016, and principal amortization thereafter based upon a 30-year amortization schedule.

(5)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(6)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(7)	See Note 12 for our fair value disclosures.

(8)
Net of accumulated amortization of $16.6 million and $15.2 million at March 31, 2016 and December 31, 2015, respectively. Deferred loan cost amortization was $1.3 million and $1.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending March 31:

2017	$49,890
2018	358,828
2019	1,279,730
2020	419,041
2021	973,080
Thereafter	1,422,400
Total future principal payments	$4,502,969

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Interest payable	$11,476	$10,028
Accounts payable and accrued liabilities	41,285	23,716
Deferred revenue	22,826	23,673
Total interest payable, accounts payable and deferred revenue	$75,587	$57,417

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

Accounting for Hedges of Interest Rate Risk

When we enter into derivative agreements, we generally elect to have them designated as cash flow hedges for accounting purposes. For hedging instruments designated as cash flow hedges, changes in fair value of the hedging instrument are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our unconsolidated Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. For hedging instruments which are not designated as cash flow hedges, changes in fair value of the hedging instrument are recorded as interest expense. We present our derivatives, including the derivative of our consolidated joint venture, on our consolidated balance sheet at fair value on a gross basis. Our share of the AOCI related to our unconsolidated Funds' derivatives is included in our investment in unconsolidated real estate funds on our consolidated balance sheet.

Summary of our derivatives

As of March 31, 2016, all of our interest rate swaps, including our unconsolidated Funds' interest rate swaps, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)(1)

Derivatives(2)	18	$3,145,480
Unconsolidated Funds' derivatives(3)	2	$435,000
___________________________________________________

(1)	See Note 12 for our derivative fair value disclosures.

(2)	Includes a consolidated joint venture's derivatives.

(3)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of March 31, 2016, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

	March 31, 2016	December 31, 2015
Fair value of derivatives in a liability position(1)
Derivatives	$36,692	$19,047
Unconsolidated Funds' derivatives(2)	$118	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk.

(2)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Counterparty Credit Risk

We are also subject to credit risk from the counterparties on our interest rate swap and interest rate cap contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. The fair value of our interest rate swaps in an asset position were as follows (in thousands):

	March 31, 2016	December 31, 2015
Fair value of derivatives in an asset position(1)
Derivatives(2)	$1,514	$4,220
Unconsolidated Funds' derivatives(3)	$621	$737
___________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk.

(2)	Includes a consolidated joint venture's derivatives.

(3)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of our derivative instruments, including our unconsolidated Funds' derivative instruments on our AOCI and statements of operations for the three months ended March 31:

	2016	2015
Derivatives Designated as Cash Flow Hedges:
Loss recorded in AOCI (effective portion) - derivatives(1)(5)	$(28,812)	$(7,022)
Loss recorded in AOCI (effective portion) - unconsolidated Funds' derivatives(2)(5)	$(611)	$(1,333)
Loss reclassified from AOCI (effective portion) - derivatives(3)(5)	$(8,710)	$(9,133)
Loss reclassified from AOCI (effective portion) - unconsolidated Funds' derivatives(4)(5)	$(105)	$(240)
Gain (loss) recorded as interest expense (ineffective portion)(6)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)
Represents the change in fair value of our interest rate swaps, including a consolidated joint venture's interest rate swaps, designated as cash flow hedges, which does not impact the statement of operations.

(2)	Represents our share of the change in fair value of our unconsolidated Funds' interest rate swaps designated as a cash flow hedges, which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to interest expense.

(4)	Reclassified from AOCI as a decrease to income, including depreciation, from unconsolidated real estate funds.

(5)	See the reconciliation of our AOCI in Note 10.

(6)	We did not record any ineffectiveness related to our derivatives designated as cash flow hedges.

(7)	We do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

The table below presents (in thousands) our estimate of the AOCI related to our derivatives, including our unconsolidated Funds' derivatives, designated as cash flow hedges, that will be reclassified to earnings during the next twelve months:

Derivatives(1)	$20,457
Unconsolidated Funds' derivatives(2)	$158
________________________________________

(1)	Reclassified as an increase to interest expense (includes the impact of the derivatives of our consolidated joint venture).

(2)	Reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Equity Transactions

During the three months ended March 31, 2016, we (i) acquired 0.4 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, and (ii) issued 24 thousand shares of our common stock for the exercise of 65 thousand stock options. In connection with the acquisition of the Westwood Portfolio, an investor contributed $320.0 million to the joint venture for a forty-percent ownership interest, and we expect an additional investor to acquire a 30% interest in this joint venture during the second quarter of 2016, reducing our ownership interest to thirty percent. See Note 3 and 17.

During the three months ended March 31, 2015, we (i) acquired 0.9 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock and (ii) issued 136 thousand shares of our common stock for the exercise of options for net proceeds of $1.8 million at an average price of $13.44 per option. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings.

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2016	$1,926,211	$355,337	$2,281,548
Net income	15,366	680	16,046
Cash flow hedge fair value adjustment	(18,028)	(2,580)	(20,608)
Contributions	—	320,000	320,000
Dividends and distributions	(32,424)	(6,098)	(38,522)
Exchange of OP units	5,847	(5,847)	—
Exercise of stock options	(445)		(445)
Stock-based compensation	—	2,596	2,596
Balance as of March 31, 2016	$1,896,527	$664,088	$2,560,615

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2015	$1,943,458	$370,266	$2,313,724
Net income	18,699	3,397	22,096
Cash flow hedge fair value adjustment	685	333	1,018
Dividends and distributions	(30,630)	(5,995)	(36,625)
Exchange of OP units	11,408	(11,408)	—
Issuance of OP unit for cash	—	1,000	1,000
Exercise of stock options	1,823	—	1,823
Stock-based compensation	—	2,155	2,155
Balance as of March 31, 2015	$1,945,443	$359,748	$2,305,191

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of (i) interests in our Operating Partnership which are not owned by us, (ii) a joint venture investor who owns a forty-percent interest in a consolidated joint venture that acquired the Westwood Portfolio (see Note 3) and (iii) a minority partner's one-third interest in a consolidated joint venture which owns an office building in Honolulu, Hawaii. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units and represented approximately 15% of our Operating Partnership's total interests as of March 31, 2016 when we and our Operating Partnership had 147.4 million shares of common stock and 26.2 million OP Units and LTIP Units outstanding, respectively. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
	2016	2015

Net income attributable to common stockholders	$15,366	$18,699

Transfers (to) from noncontrolling interests:
Exchange of OP units with noncontrolling interests	5,847	11,408
Repurchase of OP units from noncontrolling interests	—	—
Net transfers from noncontrolling interests	$5,847	$11,408

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$21,213	$30,107

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the three months ended March 31:

	2016	2015

Beginning balance	$(9,285)	$(30,089)

Other comprehensive loss before reclassifications - derivatives(2)	(28,812)	(7,022)
Other comprehensive loss before reclassifications - unconsolidated Funds' derivatives	(611)	(1,333)
Reclassifications from AOCI - derivatives(2)(3)	8,710	9,133
Reclassifications from AOCI - unconsolidated Funds' derivatives(4)	105	240
Net current period OCI	(20,608)	1,018
Less OCI attributable to noncontrolling interests	2,580	(333)
OCI attributable to common stockholders	(18,028)	685

Ending balance	$(27,313)	$(29,404)
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	Includes the derivative of a consolidated joint venture.

(3)	Reclassification as an increase to interest expense.

(4)	Reclassification as an decrease to income, including depreciation, from unconsolidated real estate funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Equity Compensation

The Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan, as amended, our stock incentive plan, is administered by the compensation committee of our board of directors.  All officers, employees, directors and consultants are eligible to participate in our stock incentive plan.  For more information on our stock incentive plan, please refer to Note 12 to the consolidated financial statements in our 2015 Annual Report on Form 10-K.

Total net stock-based compensation expense for equity grants was $2.4 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are net of capitalized stock-based compensation of $217 thousand and $193 thousand for the three months ended March 31, 2016 and 2015, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was $1.1 million and $2.2 million, respectively.

11. EPS

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

	Three Months Ended March 31,
	2016	2015
Numerator (in thousands):
Net income attributable to common stockholders	$15,366	$18,699
Allocation to participating securities: Unvested LTIP units	(84)	(98)
Numerator for basic and diluted net income attributable to common stockholders	$15,282	$18,601

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	147,236	145,327
Effect of dilutive securities: Stock options(1)	4,215	4,475
Weighted average shares of common stock and common stock equivalents outstanding - diluted	151,451	149,802

Basic EPS:
Net income attributable to common stockholders per share	$0.104	$0.128

Diluted EPS:
Net income attributable to common stockholders per share	$0.101	$0.124
____________________________________________________

(1)	The following securities were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended March 31,
	2016	2015

OP Units	25,549	26,513
Vested LTIP Units	815	702
Unvested LTIP units	532	503

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of March 31, 2016, we did not have any fair value measurements of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit lines, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our secured notes payable, which includes the secured notes payable of our consolidated joint ventures, by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	March 31, 2016	December 31, 2015

Fair value	$4,271,849	$3,691,075
Carrying value	$4,212,969	$3,634,163

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

	March 31, 2016	December 31, 2015
Derivative Assets:
Fair value - derivatives(1)	$1,493	$4,830
Fair value - unconsolidated Funds' derivatives(2)	$499	$837

Derivative Liabilities:
Fair value - derivatives(1)	$33,075	$16,310
Fair value - unconsolidated Funds' derivatives(2)	$70	$—
____________________________________________________

(1)
Our derivatives, which include the derivatives of a consolidated joint venture, are included in interest rate contracts in our consolidated balance sheet. The fair value excludes accrued interest (which is included in interest payable in the consolidated balance sheet).

(2)
Represents 100%, not our pro-rata share, of the amounts related to the unconsolidated Funds. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our investment in unconsolidated real estate funds in our consolidated balance sheet. See Note 5 for more information regarding our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

13. Segment Reporting

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
The table below presents (in thousands) the operating activity of our reportable segments:

	Three Months Ended March 31,
	2016	2015
Office Segment
Total office revenues	$144,379	$131,456
Office expenses	(47,883)	(44,199)
Office Segment profit	96,496	87,257

Multifamily Segment
Total multifamily revenues	24,193	23,353
Multifamily expenses	(6,031)	(5,820)
Multifamily Segment profit	18,162	17,533

Total profit from all segments	$114,658	$104,790
The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended March 31,
	2016	2015

Total profit from all segments	$114,658	$104,790
General and administrative expense	(8,071)	(7,361)
Depreciation and amortization	(55,552)	(49,834)
Other income	2,089	8,559
Other expenses	(1,551)	(1,572)
Income, including depreciation, from unconsolidated real estate funds	1,586	1,443
Interest expense	(35,660)	(33,639)
Acquisition-related expenses	(1,453)	(290)
Net income	16,046	22,096
Less: Net income attributable to noncontrolling interests	(680)	(3,397)
Net income attributable to common stockholders	$15,366	$18,699

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground operating leases at March 31, 2016:

Twelve months ending March 31:

2017	$462,305
2018	418,016
2019	344,628
2020	291,447
2021	230,194
Thereafter	630,528
Total future minimum base rentals(1)	$2,377,118
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) tenant reimbursements, (iii) straight line rent, (iv) amortization/accretion of acquired above/below-market lease intangibles and (v) percentage rents.  The amounts assume that those tenants with early termination options do not exercise them.

15. Future Minimum Lease Rental Payments

We incurred lease payments related to ground leases of $183 thousand (one ground lease) and $192 thousand (two ground leases) for the three months ended March 31, 2016 and 2015, respectively. We acquired the fee interest related to one ground lease in February 2015, see Note 3. The table below presents (in thousands) the future minimum ground lease payments of our remaining ground lease as of March 31, 2016:

Twelve months ending March 31:

2017	$733
2018	733
2019	733
2020	733
2021	733
Thereafter	48,194
Total future minimum lease payments(1)	$51,859
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

16. Commitments, Contingencies and Guarantees

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon the economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits from our tenants.  For the three months ended March 31, 2016 and 2015, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-five properties in our consolidated portfolio, which included two properties owned by our consolidated joint venture which acquired the Westwood Portfolio, and four properties owned by our unconsolidated Funds, which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of March 31, 2016, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contract

We are building an additional 475 apartments (net of existing units removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. We expect construction will take approximately 18 months and cost approximately $120.0 million. The $120.0 million estimated cost of the new units does not include the cost of the land which we owned before beginning the project. As of March 31, 2016, we had a commitment of $118.6 million for a contract directly related to this development project.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. The entities have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2016, all obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes the debt of our Funds as of March 31, 2016, the amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Principal Balance(1) (in millions)	Loan Maturity Date	Swap Maturity Date	Swap Fixed Interest Rate

Fund X(2)	$325.0	5/1/2018	5/1/2017	2.35%
Partnership X(3)	110.0	3/1/2023	3/1/2021	2.30%
	$435.0

___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2016, the maximum future payments under the swap agreement were approximately $2.1 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2016, the maximum future payments under the swap agreement were approximately $5.0 million.

17. Subsequent events

We have agreed to sell 30% of the joint venture that acquired the Westwood Portfolio for $240.0 million (the amount of our capital contribution with respect to the interest being sold) plus an additional amount equal to 2% per annum for the period from February 29, 2016 to the date of the closing of the sale (expected to occur during the second quarter of 2016). The sale will reduce our interest in the joint venture to 30%. See Note 3 for more detail regarding the joint venture involved.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business Description and Portfolio Summary

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

As of March 31, 2016, our portfolio consisted of the following:

	Consolidated(1)	Total Portfolio(2)
Office
Class A Properties(3)	58	66
Rentable square feet (in thousands)	15,419	17,243
Leased rate	92.1%	92.1%
Occupied rate	90.4%	90.4%

Multifamily
Properties	10	10
Units	3,336	3,336
Leased rate	99.3%	99.3%
Occupied rate	97.9%	97.9%

__________________________________________________

(1)
Our consolidated portfolio includes all of the properties included in our consolidated results. We own 100% of these properties except for five office properties totaling approximately 1.8 million square feet, which we own through two consolidated joint ventures. Our consolidated portfolio also included two parcels of land which are ground leased to the owners of a Class A office building and a hotel.

(2)
Our total portfolio includes our consolidated portfolio plus eight properties totaling approximately 1.8 million square feet owned by our unconsolidated Funds, in which we own a weighted average of approximately 60% based on square footage. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

(3) Office portfolio includes ancillary retail space.

Annualized rent

Annualized rent from our consolidated portfolio was derived as follows as of March 31, 2016:

______

Acquisitions and Dispositions, Financings, Developments and Repositionings

Acquisitions and Dispositions

•
On February 29, 2016, a consolidated joint venture which we manage acquired four class A multi-tenant office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion or approximately $777 per square foot. As of the acquisition date, we contributed sixty percent of the equity to the joint venture, but we expect to reduce that investment to thirty-percent during the second quarter of 2016.

•
We are currently marketing a 168,000 square foot Class A office property located in Sherman Oaks that we wholly own through a consolidated subsidiary. As of March 31, 2016, the carrying value of the property was reclassified from investment in real estate to real estate held for sale in our consolidated balance sheets.

See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisition and property held for sale.

Financings

•
During the first quarter of 2016, one of our consolidated joint ventures closed a seven year, non-recourse $580.0 million interest-only term loan as part of the acquisition of the Westwood Portfolio. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.37% per annum until March 2021 through an interest rate swap. The loan is secured by the Westwood Portfolio.

•
During the first quarter of 2016, one of our unconsolidated Funds closed a seven year, non-recourse $110.0 million interest-only term loan. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.30% per annum until March 2021 though an interest rate swap. The loan is secured by two office properties.

See Note 7 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt.

Developments
We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are building an additional 475 apartments at our Moanalua Hillside Apartments in Honolulu. We expect construction will take approximately 18 months and cost approximately $120 million. The $120.0 million estimated cost of the new units does not include the cost of the land which we owned before beginning the project. As of March 31, 2016, we had a commitment of $118.6 million for a contract directly related to this development project.

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

In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of March 31, 2016, we were repositioning two properties, (i) a 661,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) a 79,000 square foot office property in Honolulu, Hawaii, owned by a consolidated joint venture in which we own a two-thirds interest.

Historical Results of Operations

Portfolio Overview

Our results of operations for the three months ended March 31, 2016 consisted of the rental operations of fifty-four consolidated office properties and ten consolidated multifamily properties, as well as (after the respective date of acquisition) four additional office properties that one of our consolidated joint ventures acquired on February 29, 2016. Our results of operations for the three months ended March 31, 2015 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties, as well as (after the respective date of acquisition) one additional office property that we acquired on March 5, 2015. Our share of the earnings from our unconsolidated Funds, which owned an additional eight office properties during the three months ended March 2016 and 2015, is included in income, including depreciation, from unconsolidated real estate funds in our consolidated statements of operations. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions, and see Note 5 for more detail regarding our unconsolidated Funds.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Three Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	March 31, 2016	2015	2014	2013	2012

Average rental rate(2)	$39.89	$42.65	$35.93	$34.72	$32.86
Annualized lease transaction costs(3)	$5.71	$4.77	$4.66	$4.16	$4.06

___________________________________________________

(1)
Because straight-line rent takes into account the full economic value of each lease, including accommodations and rent escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease. However, care should be taken in any comparison, as the averages are often significantly affected from period to period by factors such as the buildings, submarkets, and types of space and terms involved in the leases executed during the respective reporting period.

(2)
Represents the weighted average straight-line annualized base rent (i.e., excludes tenant reimbursements, parking and other revenue) per leased square foot for leases executed within our total office portfolio.  For our triple net leases, annualized rent is calculated by adding estimated expense reimbursements to base rent.

(3)
Represents the weighted average leasing commissions and tenant improvement allowances for leases executed within our total office portfolio, divided by the weighted average number of years for those respective leases.

Office Rent Roll Up

During the first quarter of 2016,

•
Straight-line rent roll up. The average straight-line rent of $39.89 per square foot under new and renewal leases that we signed during the quarter was 22.7% greater than the average straight-line rent of $32.50 per square foot on the expiring leases for the same space.  The rent roll up reflects continuing increases in average starting rental rates and more leases containing annual rent escalations in excess of 3% per annum.

•
Cash rent roll up. The average starting cash rental rate of $38.51 per square foot under new and renewal leases that we signed during the quarter averaging 22.3% greater than the average starting cash rental rate of $31.48 per square foot on the expiring leases for the same space, and 7.0% greater than the average ending cash rental rate of $35.99 per square foot on those expiring leases.

Fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific reporting period difficult.

Office Lease Expirations

The table below presents our expected expiring cash rents in our total office portfolio over the next four quarters:

	Three Months Ending,
Expiring cash rents:	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017

Expiring square feet (1)	235,233	293,522	573,549	722,316
Percentage of the portfolio	1.4%	1.7%	3.3%	4.2%
Expiring rent per square foot (2)	$34.10	$33.63	$35.67	$36.78

____________________________________________________

(1)
Scheduled square footage expirations for our total office portfolio, which reflects all existing leases that are scheduled to expire in the respective quarter shown above, excluding the square footage under leases where (i) the existing tenant has renewed the lease on or before March 31, 2016, (ii) a new tenant has executed a lease on or before March 31, 2016 that will commence after March 31, 2016, (iii) early termination options that are exercised after March 31, 2016, (iv) defaults occurring after March 31, 2016, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (a) they are not included in our changes in rental rate data, (b) have rental rates that may not be reflective of market conditions, and (c) can distort the data trends, particularly in the first quarter of the fiscal year. The variations in this number from quarter to quarter primarily reflects the mix of buildings/submarkets involved, although it is also impacted by the varying terms and square footage of the individual leases involved.

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Three Months Ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	March 31, 2016	2015	2014	2013	2012

Rental rate	$29,613	$27,936	$28,870	$27,392	$26,308

Multifamily Rent Roll Up

During the first quarter of 2016, average rent on leases to new tenants at our residential properties were 3.5% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2016	2015	2014	2013	2012

Office Portfolio	90.4%	91.2%	90.5%	90.4%	89.6%
Multifamily Portfolio	97.9%	98.0%	98.2%	98.7%	98.7%

	Three Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	March 31, 2016	2015	2014	2013	2012

Office Portfolio	90.4%	90.9%	90.0%	89.7%	88.3%
Multifamily Portfolio	97.9%	98.2%	98.5%	98.6%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition are well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Non-GAAP Supplemental Financial Measure: Consolidated FFO

Usefulness to Investors

Many investors use FFO as one performance yardstick to compare the operating performance of REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding (i) gains (or losses) from sales of depreciable operating property, (ii) impairments of depreciable operating property, (iii) real estate depreciation and amortization (other than amortization of deferred financing costs), and (iv) the same adjustments for unconsolidated funds and consolidated joint ventures.

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

Comparison of Results

Our FFO increased by $0.1 million, or 0.1%, to $76.1 million for the three months ended March 31, 2016, compared to $76.0 million for the three months ended March 31, 2015. Excluding $6.6 million of accelerated non cash accretion of an above-market ground lease from the acquisition of the fee under one of our Honolulu buildings in the first quarter of 2015, our FFO increased by 9.7%. The increase of 9.7% was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, and (ii) an increase in operating income from our multifamily portfolio due to higher rental rates, partially offset by (iii) an increase in interest expense due to higher debt balances, which included interest expense related to a $580.0 million loan of one of our consolidated joint ventures which closed during the first quarter of 2016, and (iv) acquisition related expenses.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (which includes the FFO attributable to the noncontrolling interests in our Operating Partnership but excludes the FFO attributable to the noncontrolling interests in our consolidated joint ventures) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015

Net income attributable to common stockholders	$15,366	$18,699
Depreciation and amortization of real estate assets	55,552	49,834
Net income attributable to noncontrolling interests	680	3,397
Adjustments attributable to consolidated joint ventures and unconsolidated Funds(1)	4,518	4,081
FFO	$76,116	$76,011

_____________________________________________________

(1)
Adjusts for (i) the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated joint ventures and (ii) our share of our unconsolidated Funds depreciation and amortization of real estate assets.

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Revenues

Office Rental Revenue:  Office rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Office rental revenue increased by $10.4 million, or 10.3%, to $111.0 million for the three months ended March 31, 2016, compared to $100.7 million for the three months ended March 31, 2015.  The increase was due to rental revenues of $8.4 million from one property that we acquired in the first quarter of 2015 and four properties that we acquired in the first quarter of 2016, as well as an increase in rental revenues of $2.0 million for the properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in occupancy and rental rates, which was partially offset by a decrease in the accretion from below-market tenant leases of $0.9 million.

Office Tenant Recoveries:  Office tenant recoveries increased by $61 thousand, or 0.60%, to $10.2 million for the three months ended March 31, 2016, compared to $10.2 million for the three months ended March 31, 2015. The increase was due to an increase in tenant recoveries of $0.5 million from five properties that we acquired, partially offset by a decline in tenant recoveries for the properties that we owned throughout both periods of $0.4 million. The decrease from the properties that we owned throughout both periods was primarily due to lower income from both current period recoveries and prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $2.5 million, or 12.1%, to $23.2 million for the three months ended March 31, 2016, compared to $20.7 million for the three months ended March 31, 2015. The increase was due to an increase of $1.3 million in parking and other income from five properties that we acquired, as well as an increase in parking and other income of $1.2 million from properties that we owned during both periods. The increase from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $0.8 million, or 3.6%, to $24.2 million for the three months ended March 31, 2016, compared to $23.4 million for the three months ended March 31, 2015.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $3.7 million, or 8.3%, to $47.9 million for the three months ended March 31, 2016, compared to $44.2 million for the three months ended March 31, 2015. The increase was due to rental expenses of $3.3 million from five properties that we acquired, as well as an increase of $0.4 million from properties that we owned during both periods. The increase from the properties that we owned throughout both periods was primarily due to increases in scheduled services of $0.5 million, repairs and maintenance of $0.3 million and payroll expense of $0.2 million, partially offset by a decrease in utilities expense of $0.6 million.

Multifamily Rental Expenses:  Multifamily rental expense increased by $0.2 million, or 3.6%, to $6.0 million for the three months ended March 31, 2016, compared to $5.8 million for the three months ended March 31, 2015.  The increase was primarily due to increases in scheduled services of $0.1 million, repairs and maintenance of $0.1 million and payroll expense of $0.1 million, partially offset by a decrease in utilities expense of $0.1 million.

General and Administrative Expenses:  General and administrative expenses increased by $0.7 million, or 9.6%, to $8.1 million for the three months ended March 31, 2016, compared to $7.4 million for the three months ended March 31, 2015. The increase was primarily due to an increase in employee and director equity compensation.

Depreciation and Amortization:  Depreciation and amortization expense increased by $5.7 million, or 11.5%, to $55.6 million for the three months ended March 31, 2016, compared to $49.8 million for the three months ended March 31, 2015.  The increase was primarily due to depreciation and amortization of $4.3 million from five properties that we acquired, as well as an increase of $1.4 million from properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods reflected an increase in depreciation and amortization of tenant improvements and leasing commissions as a result of increased leasing in 2015.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $6.5 million, or 75.6%, to $2.1 million for the three months ended March 31, 2016, compared to $8.6 million for the three months ended March 31, 2015, and other expenses remained constant at $1.6 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, other income included $6.6 million of accelerated non cash accretion of an above-market ground lease from the acquisition of the fee under one of our Honolulu buildings. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results, net of depreciation, of our unconsolidated Funds.  Our share of the income, including depreciation, from our unconsolidated Funds increased by $0.1 million, or 9.9%, to $1.6 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015. The increase was primarily due to a decrease in rental expenses and depreciation and amortization. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest Expense:  Interest expense increased by $2.0 million, or 6.0%, to $35.7 million for the three months ended March 31, 2016, compared to $33.6 million for the three months ended March 31, 2015.  The increase was due to interest expense of $0.9 million on the $580.0 million consolidated joint venture loan that we closed during the quarter as well as an increase of $1.1 million for our remaining consolidated debt due to higher debt balances. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses increased by $1.2 million to $1.5 million for the three months ended March 31, 2016 compared to $290 thousand for the three months ended March 31, 2015. The increase was due to the acquisition of four office properties during the quarter. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured loans. To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

At March 31, 2016, we had total consolidated indebtedness of $4.50 billion, which included the debt of our consolidated joint ventures and a balance of $290.0 million on our revolving credit facility. At March 31, 2016, all of our consolidated debt, excluding our revolving credit facility, had an interest rate that was effectively fixed under the terms of the loan or a swap, with (i) a weighted average remaining life of 4.6 years, (ii) a weighted average remaining period during which the interest rate was fixed of 2.7 years, (iii) a weighted average annual rate of 3.42% (on an actual/360-day basis) and (iv) including non-cash amortization of deferred loan costs, a weighted average annual rate of 3.57%.

Financing Activity for three months ended March 31, 2016

For a description of our financing activities during the three months ended March 31, 2016, please see "Acquisitions and Dispositions, Financings, Developments and Repositionings" above.

Short term liquidity

Excluding any other potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations and, if necessary, our revolving credit facility.  At March 31, 2016, there was an outstanding balance of $290.0 million on our revolving credit facility. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility and our debt that is scheduled to mature in 2016.

We are currently developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii, please see "Acquisitions and Dispositions, Financings, Developments and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and as necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT federal tax rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We will seek to satisfy our additional long-term liquidity needs through long-term secured and unsecured indebtedness, the issuance of debt and equity securities, including OP Units, property dispositions and joint venture transactions. We have an At-the-Market program which would allow us, subject to market conditions and demand, to sell up to an additional $400.0 million of common stock, none of which had been sold as of the date of this Report.

Commitments

At the date of this Report, we did not have any commitments for acquisitions and we did not have any debt scheduled to mature in 2016 other than a $20.0 million term loan due in December 2016.

Contractual Obligations

For a description of our financing and development activities during the three months ended March 31, 2016, please see "Acquisitions and Dispositions, Financings, Developments and Repositionings" above. As of March 31, 2016, other than these transactions during the first three months of 2016, there were no material changes to the information regarding contractual obligations included in Item 7 in our 2015 Annual Report on Form 10-K.

Cash Flows

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $16.9 million to $89.8 million for the three months ended March 31, 2016 compared to $72.9 million for the three months ended March 31, 2015.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions, (ii) an increase in operating income from our multifamily portfolio due to higher rental rates, and (iii) an increase in working capital due to the acquisition of the Westwood Portfolio, partially offset by (iv) an increase in cash interest expense due to higher debt balances as well as (v) acquisition related expenses.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $1.15 billion to $1.26 billion for the three months ended March 31, 2016 compared to $107.7 million for the three months ended March 31, 2015. The increase primarily reflects the expenditure of $1.26 billion for the four office properties that we acquired during the first quarter of 2016. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisition.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash provided by financing activities increased by $1.11 billion to $1.14 billion for the three months ended March 31, 2016, compared to $32.6 million for the three months ended March 31, 2015. The increase primarily reflects the financing of the acquisition of the four office properties that we acquired during the first quarter of 2016, which included a $580.0 million term loan, $290 million borrowed on our revolving credit facility and $320 million contributed by a joint venture partner.

Off-Balance Sheet Arrangements

Description of our Unconsolidated Funds

We manage and own equity interests in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At March 31, 2016, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to our Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Debt of our Unconsolidated Funds

We do not have any debt outstanding in connection with our interest in our unconsolidated Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds as of March 31, 2016, the amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund	Principal Balance(1) (in millions)	Loan Maturity Date	Swap Maturity Date	Swap Fixed Interest Rate

Fund X(2)	$325.0	5/1/2018	5/1/2017	2.35%
Partnership X(3)	110.0	3/1/2023	3/1/2021	2.30%
	$435.0

_____________________________________________________

(1)
We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs under these loans, and also guaranteed the related swaps, although we have an indemnity from our unconsolidated Funds for any amounts that we would be required to pay under these agreements. As of March 31, 2016, all of the obligations under the loans and swap agreements have been performed by our unconsolidated Funds in accordance with the terms of those agreements.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2016, the maximum future payments under the swap agreement were approximately $2.1 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2016, the maximum future payments under the swap agreement were approximately $5.0 million.

Critical Accounting Policies

In our 2015 Annual Report on Form 10-K, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies during the period covered by this Report.

Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates of certain items and judgments as to certain future events (for example with respect to the allocation of the purchase price of acquired property among land, buildings and improvements, tenant improvements and lease intangibles, and above and below market tenant leases). These determinations, which are inherently subjective and subject to change, affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our assumptions, estimates and judgments, will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our estimates, and those differences—positive or negative—could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available. For a discussion of recently issued and adopted accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except for our financing activities during the three months ended March 31, 2016 described under "Acquisitions and Dispositions, Financings, Developments and Repositionings" above, as of March 31, 2016 there were no material changes to the information regarding Quantitative and Qualitative Disclosures about Market Risk included in Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of March 31, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except to the extent of any additional relevant additional factual information disclosed in our public reports during 2016, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number    Description

31.1    Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    XBRL Instance Document.
101.SCH    XBRL Taxonomy Extension Schema Document.
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.
________________________________________________
*    In accordance with SEC Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date:	May 6, 2016	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 6, 2016	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO