Form 10-Q
period 2016-09-30
Douglas Emmett Inc
filed 2016-11-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 28, 2016
Common Stock, $0.01 par value per share	151,526,990	shares

Glossary

Abbreviations used in this document:

ASU	Accounting Standards Update
ATM	At-the-Market
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
Company	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated real estate funds
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission (United States)
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$1,025,704	$897,916
Buildings and improvements	7,215,310	5,644,546
Tenant improvements and lease intangibles	795,600	696,647
Property under development	45,535	26,900
Investment in real estate, gross	9,082,149	7,266,009
Less: accumulated depreciation and amortization	(1,855,427)	(1,687,998)
Investment in real estate, net	7,226,722	5,578,011
Real estate held for sale, net	—	42,943
Cash and cash equivalents	158,415	101,798
Tenant receivables, net	2,168	1,907
Deferred rent receivables, net	90,480	79,837
Acquired lease intangible assets, net	4,990	4,484
Interest rate contract assets	—	4,830
Investment in unconsolidated real estate funds	144,930	164,631
Other assets	17,568	87,720
Total assets	$7,645,273	$6,066,161

Liabilities
Secured notes payable and revolving credit facility, net	$4,401,851	$3,611,276
Interest payable, accounts payable and deferred revenue	94,792	57,417
Security deposits	46,144	38,683
Acquired lease intangible liabilities, net	74,151	28,605
Interest rate contract liabilities	28,046	16,310
Dividends payable	33,248	32,322
Total liabilities	4,678,232	3,784,613

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 151,126,112 and 146,919,187 outstanding at September 30, 2016 and December 31, 2015, respectively	1,511	1,469
Additional paid-in capital	2,719,856	2,706,753
Accumulated other comprehensive loss	(23,661)	(9,285)
Accumulated deficit	(805,529)	(772,726)
Total Douglas Emmett, Inc. stockholders' equity	1,892,177	1,926,211
Noncontrolling interests	1,074,864	355,337
Total equity	2,967,041	2,281,548
Total liabilities and equity	$7,645,273	$6,066,161

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Office rental
Rental revenues	$128,744	$103,436	$366,400	$307,895
Tenant recoveries	12,914	11,074	34,111	32,687
Parking and other income	25,950	21,715	74,572	63,890
Total office revenues	167,608	136,225	475,083	404,472

Multifamily rental
Rental revenues	22,801	22,133	67,634	65,752
Parking and other income	1,712	1,719	5,191	5,119
Total multifamily revenues	24,513	23,852	72,825	70,871

Total revenues	192,121	160,077	547,908	475,343

Operating Expenses
Office expenses	56,926	49,195	158,190	139,936
Multifamily expenses	5,950	6,191	17,322	17,941
General and administrative	8,099	6,867	25,573	21,701
Depreciation and amortization	63,827	52,229	181,947	153,309
Total operating expenses	134,802	114,482	383,032	332,887

Operating income	57,319	45,595	164,876	142,456

Other income	2,295	2,129	6,527	13,103
Other expenses	(1,728)	(1,605)	(4,963)	(4,796)
Income, including depreciation, from unconsolidated real estate funds	2,334	898	5,564	3,548
Interest expense	(36,479)	(32,705)	(109,842)	(101,521)
Acquisition-related expenses	(1,188)	(153)	(2,865)	(641)
Income before gains	22,553	14,159	59,297	52,149
Gains on sales of investments in real estate	13,245	—	14,327	—
Net income	35,798	14,159	73,624	52,149
Less: Net income attributable to noncontrolling interests	(3,950)	(2,089)	(7,928)	(7,932)
Net income attributable to common stockholders	$31,848	$12,070	$65,696	$44,217

Net income attributable to common stockholders per share – basic	$0.210	$0.082	$0.440	$0.302
Net income attributable to common stockholders per share – diluted	$0.206	$0.080	$0.428	$0.293

Dividends declared per common share	$0.22	$0.21	$0.66	$0.63

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$35,798	$14,159	$73,624	$52,149
Other comprehensive income (loss): cash flow hedges	18,429	(8,237)	(17,069)	4,148
Comprehensive income	54,227	5,922	56,555	56,297
Less: Comprehensive (income) loss attributable to noncontrolling interests	(9,048)	(843)	(5,235)	(8,841)
Comprehensive income attributable to common stockholders	$45,179	$5,079	$51,320	$47,456

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$73,624	$52,149
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(5,564)	(3,548)
Gain from insurance recoveries for damage to real estate	—	(82)
Gains on sales of investments in real estate	(14,327)	—
Depreciation and amortization	181,947	153,309
Net accretion of acquired lease intangibles	(13,415)	(15,806)
Straight-line rent	(10,915)	(4,463)
Increase in the allowance for doubtful accounts	1,190	151
Amortization of deferred loan costs	5,470	5,136
Amortization of stock-based compensation	7,077	5,973
Operating distributions from unconsolidated real estate funds	1,356	762
Change in working capital components:
Tenant receivables	(1,451)	(48)
Interest payable, accounts payable and deferred revenue	37,389	14,589
Security deposits	7,461	613
Other assets	(4,179)	(3,084)
Net cash provided by operating activities	265,663	205,651

Investing Activities
Capital expenditures for improvements to real estate	(57,771)	(52,833)
Capital expenditures for developments	(18,635)	(2,636)
Insurance recoveries for damage to real estate	—	82
Property acquisitions	(1,619,760)	(89,906)
Proceeds from sales of investments in real estate, net	348,203	—
Proceeds from repayment of note receivable	—	1,000
Loan payments received from related parties	763	906
Contributions to unconsolidated real estate funds	—	(24)
Capital distributions from unconsolidated real estate funds	21,973	5,711
Net cash used in investing activities	(1,325,227)	(137,700)

Financing Activities
Proceeds from borrowings	1,589,500	1,099,400
Repayment of borrowings	(786,156)	(1,060,579)
Loan cost payments	(18,239)	(8,164)
Contributions from noncontrolling interests in consolidated joint ventures	459,750	—
Distributions paid to noncontrolling interests in our Operating Partnership	(26,185)	(17,549)
Cash dividends paid to common stockholders	(97,575)	(91,775)
Proceeds from exercise of stock options	—	1,823
Taxes paid on exercise of stock options	(53,467)	—
Repurchase of OP Units	(826)	—
Proceeds from issuance of common stock, net	49,379	—
Net cash provided by financing activities	1,116,181	(76,844)

Increase (decrease) in cash and cash equivalents	56,617	(8,893)
Cash and cash equivalents at beginning of period	101,798	18,823
Cash and cash equivalents at end of period	$158,415	$9,930

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL CASH FLOWS INFORMATION

OPERATING ACTIVITIES
Cash paid for interest, net of capitalized interest of $793 and $701 for the nine months ended September 30, 2016 and 2015, respectively	$104,205	$96,617

NONCASH INVESTING TRANSACTIONS
Accrual (increase)/decrease for capital expenditures for improvements to real estate and developments	$(68)	$1,427
Capitalized stock-based compensation for improvements to real estate and developments	$683	$610
Write-off of fully depreciated and amortized tenant improvements and lease intangibles	$13,746	$10,751
Write-off of fully amortized acquired lease intangible assets	$1,241	$36
Write-off of fully accreted acquired lease intangible liabilities	$11,142	$22,496
Settlement of note receivable in exchange for land and building acquired	$—	$26,500
Issuance of OP Units in exchange for land and building acquired	$—	$1,000
Application of deposit to purchase price of property	$75,000	$2,500

NONCASH FINANCING TRANSACTIONS
Loss from market value adjustments - our derivatives	$(37,927)	$(21,975)
Loss from market value adjustments - our unconsolidated Funds' derivatives	$(814)	$(2,483)
Dividends declared	$98,501	$92,087
Common stock issued in exchange for OP Units	$17,733	$18,101

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated joint ventures and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles, California and Honolulu, Hawaii.

As of September 30, 2016, we owned a consolidated portfolio of (i) fifty-nine office properties (including ancillary retail space), which included seven office properties owned by our consolidated joint ventures, (ii) ten multifamily properties and (iii) fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our consolidated portfolio, we also manage and own equity interests in our unconsolidated Funds, which at September 30, 2016, owned eight additional office properties, for a combined sixty-seven office properties in our total portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated joint ventures.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

As of September 30, 2016, our consolidated financial statements included two consolidated joint ventures which were determined to be VIEs and we are deemed to be the primary beneficiary. The VIEs were established in 2016 in connection with the acquisition of properties by the respective joint ventures. See Note 3 for information regarding the properties that were acquired by these joint ventures in 2016. As of September 30, 2016, the impact of consolidating the VIEs increased our total assets, liabilities and equity by $1.81 billion (of which $1.73 billion related to investment in real estate), $790.7 million and $1.02 billion (of which $738.8 million related to noncontrolling interests), respectively.

During the third quarter of 2016, we sold a property which was classified as real estate held for sale in our consolidated balance sheets. The carrying value in the comparable period has been reclassified to conform to the current period presentation. See Note 3 for information regarding the property that we sold.

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

Recently Issued and Adopted Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)", which eliminates the concept of extraordinary items from GAAP. The FASB is issuing this ASU as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis (Consolidation - Topic 810)", which provides guidance regarding the consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU clarifies the guidance for principal versus agent considerations. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018, and early adoption is permitted commencing the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of this ASU.

In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU provides guidance for identifying performance obligations and licensing. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018, and early adoption is permitted commencing the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of this ASU.

In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU provides guidance for a variety of revenue recognition related topics. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018, and early adoption is permitted commencing the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us would be the first quarter of 2020, and early adoption is permitted commencing the first quarter of 2019. The amendments in this ASU should be applied retrospectively. We are currently evaluating the impact of this ASU.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" which amends "Statement of Cash Flows" (Topic 230). The ASU provides guidance regarding the presentation of certain types of transactions in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018, and early adoption is permitted. The amendments in this ASU should be applied retrospectively. We do not expect the ASU to have a material impact on our statement of cash flows.

The FASB has not issued any other ASUs during 2016 that we expect to be applicable and have a material impact on our future financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

2016 Acquisitions

Westwood Portfolio Acquisition

On February 29, 2016 (Acquisition Date), a consolidated joint venture which we manage and in which we own an equity interest acquired four Class A multi-tenant office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion. As of the Acquisition Date, we had contributed sixty-percent of the equity to the joint venture, which was subsequently reduced to thirty-percent on May 31, 2016 (Sell Down Date) when we sold half of our ownership interest to a third party investor. The results of operations for the acquisition are included in our consolidated statements of operations after the Acquisition Date. The table below (in thousands) summarizes our preliminary purchase accounting and funding sources for the acquisition (the purchase accounting is subject to adjustment within twelve months of the acquisition date):

Sources and Uses of Funds	Actual at Closing(1)	Pro Forma Sell Down Adjustments (2)	Pro Forma

Building square footage	1,725		1,725

Uses of funds - Investment in real estate:
Land	$95,130		$95,127
Buildings and improvements	1,238,215		1,238,162
Tenant improvements and lease intangibles	50,499		50,497
Acquired above and below-market leases, net(3)	(51,331)		(51,273)
Net assets and liabilities acquired(4)	$1,332,513		$1,332,513

Source of funds:
Cash on hand(5)	$153,745	$—	$153,745
Credit facility(6)	290,000	(240,000)	50,000
Non-recourse term loan, net(7)	568,768	—	568,768
Noncontrolling interests	320,000	240,000	560,000
Total source of funds	$1,332,513	$—	$1,332,513
________________________________________________

(1)	Reflects the purchase of the Westwood Portfolio on the Acquisition Date when we contributed sixty-percent of the equity to the consolidated joint venture.

(2)
Reflects our sale of thirty-percent of the equity in the joint venture on the Sell Down Date, presented as of the Acquisition Date, treated as in-substance real estate, which reduced our ownership interest in the joint venture to thirty-percent. We sold the interest for the $240.0 million we contributed plus an additional $1.1 million to compensate us for our costs of holding the investment. We recognized a gain on the sale of $1.1 million, which is included in Gains on sales of investments in real estate in our consolidated statement of operations. We used the proceeds from the sale to pay down the balance owed on our revolving credit facility.

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

(7)
Reflects 100% (not the Company's pro rata share) of a $580.0 million interest-only non-recourse loan, net of deferred loan costs of $11.2 million incurred to secure the loan. The loan has a seven-year term and is secured by the Westwood Portfolio. Interest on the loan is floating at LIBOR plus 1.40%, which has been effectively fixed at 2.37% per annum for five years through interest rate swaps. The deferred loan costs will be amortized over the seven-year loan term. Deferred loan costs are presented in the balance sheet as a direct deduction from the carrying amount of our secured notes payable and revolving credit facility. See Note 7 for information regarding our consolidated debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

The table below (in thousands) presents the revenues and net income attributable to common stockholders from the Westwood Portfolio which are included in the Company’s consolidated statement of operations from the date of acquisition:

Total office revenues	$56,045
Net income attributable to common stockholders(1)	$1,444
______________________________________________________

(1)	Excluding the impact of transaction costs, net income attributable to common stockholders would have been $3.5 million.

The table below (in thousands, except per share information) presents the historical results of Douglas Emmett, Inc. and the Westwood Portfolio on a combined basis as if the acquisition was completed on January 1, 2015, based on our thirty-percent ownership interest and includes adjustments that give effect to events that are (i) directly attributable to the acquisition, (ii)  expected to have a continuing impact on the Company, and (iii) are factually supportable. The pro forma reflects the hypothetical impact of the acquisition on the Company and does not purport to represent what the Company’s results of operations would have been had the acquisition occurred on January 1, 2015, or project the results of operations for any future period. The information does not reflect cost savings or operating synergies that may result from the acquisition or the costs to achieve any such potential cost savings or operating synergies.

	Nine Months Ended September 30,
	2016	2015

Pro forma revenues	$561,235	$544,518
Pro forma net income attributable to common stockholders(1)	$64,623	$46,203
Pro forma net income attributable to common stockholders per share – basic	$0.433	$0.315
Pro forma net income attributable to common stockholders per share – diluted	$0.421	$0.306
_____________________________________________________

(1)	Transaction costs related to the acquisition have been excluded.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Other 2016 Acquisitions
During the nine months ended September 30, 2016, a consolidated joint venture which we manage and in which we own an equity interest acquired two properties: (i) on July 21, 2016, the joint venture acquired a Class A multi-tenant office property located in Brentwood, California (12100 Wilshire) for a contract price of $225.0 million, and (ii) on September 27, 2016 the joint venture acquired a Class A multi-tenant office property located in Santa Monica, California (233 Wilshire) for a contract price of $139.5 million. As of July 21, 2016, we had contributed fifty-five percent of the equity to the joint venture, which was reduced to twenty-percent when we sold thirty-five percent to a third party investor for $51.6 million, which included $194 thousand to compensate us for our costs of holding the investment. We recognized a gain of $587 thousand on the sale, which is included in Gains on sales of investments in real estate in our consolidated statements of operations. In addition to purchasing a thirty-five percent interest from us, investors contributed $139.8 million to the joint venture. As of September 30, 2016, including the effect of the sale of our interest, investors hold an aggregate of eighty-percent of the capital interests in the joint venture. As part of the acquisitions, the joint venture borrowed a total of $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan is secured by the acquired properties. See Note 7. The results of operations for the acquisitions are included in our consolidated statements of operations after the respective acquisition dates. The table below (in thousands) summarizes our preliminary purchase accounting for the acquisitions (the purchase accounting is subject to adjustment within twelve months of the acquisition dates). The differences between the contracts and respective purchase prices relate to credits received for prorations and similar matters:

	233 Wilshire	12100 Wilshire

Building square footage	129	365

Investment in real estate:
Land	$12,503	$20,154
Buildings and improvements	124,258	199,601
Tenant improvements and lease intangibles	3,802	9,053
Acquired above and below-market leases, net	(2,712)	(4,412)
Net assets and liabilities acquired	$137,851	$224,396

2016 Disposition

During the third quarter of 2016, we sold a 168,000 square foot Class A office property located in Sherman Oaks, California with a carrying value of $42.8 million for a contract price of $56.7 million, and we incurred transaction costs of $1.2 million resulting in a net gain of $12.7 million. The gain is included in Gains on sales of investments in real estate in our consolidated statements of operations. The property was classified as real estate held for sale in our consolidated balance sheets before it was sold.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2015 Acquisitions

During the nine months ended September 30, 2015, we closed two acquisitions: (i) on March 5, 2015, we purchased a Class A multi-tenant office property (First Financial Plaza), located in Encino, California, for $92.4 million, and (ii) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in Other income in the consolidated statement of operations. See Note 4. The results of operations for these acquisitions are included in our consolidated statements of operations after the respective date of their acquisitions. The table below (in thousands) summarizes our purchase price allocations for the acquisitions:

	Harbor Court Land	First Financial Plaza

Building square footage (if applicable)	N/A	227

Investment in real estate:
Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	September 30, 2016	December 31, 2015

Above-market tenant leases	$4,705	$4,661
Accumulated amortization - above-market tenant leases	(2,150)	(2,670)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(763)	(705)
Acquired lease intangible assets, net	$4,990	$4,484

Below-market tenant leases	$151,925	$103,327
Accumulated accretion - below-market tenant leases	(81,294)	(78,280)
Above-market ground leases	4,017	4,017
Accumulated accretion - above-market ground leases	(497)	(459)
Acquired lease intangible liabilities, net	$74,151	$28,605

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net accretion of above/below-market tenant leases(1)	$5,093	$2,858	$13,390	$9,181
Amortization of a below-market ground lease(2)	(4)	(4)	(13)	(13)
Accretion of above-market ground lease(3)	13	13	38	38
Accretion of an above-market ground lease(4)	—	—	—	6,600
Total	$5,102	$2,867	$13,415	$15,806
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Ground lease from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground lease from which we incur ground rent expense. Recorded as a decrease to Office expenses.

(4)
Ground lease from which we incurred ground rent expense. Recorded as an increase to Other income. During the first quarter of 2015, we acquired the fee interest in the land (Harbor Court Land). See Note 3.

The table below (in thousands) presents the future net accretion of above- and below-market tenant and ground leases at September 30, 2016:

Twelve months ending September 30:	Net increase to revenues	Decrease to expenses	Total

2017	$16,269	$50	$16,319
2018	13,752	50	13,802
2019	12,360	50	12,410
2020	9,669	50	9,719
2021	6,046	50	6,096
Thereafter	7,545	3,270	10,815
Total	$65,641	$3,520	$69,161

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At September 30, 2016, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Nine Months Ended September 30,
	2016	2015

Operating distributions received from our Funds	$1,356	$762
Capital distributions received from our Funds	21,973	5,711
Total distributions received	$23,329	$6,473

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

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	September 30, 2016	December 31, 2015

Total assets	$691,473	$691,543
Total liabilities	$449,842	$389,372
Total equity	$241,631	$302,171

	Nine Months Ended September 30,
	2016	2015

Total revenues	$54,104	$52,500
Operating income	$14,284	$10,072
Net income	$5,847	$1,431

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Restricted cash	$187	$194
Prepaid expenses	11,343	6,720
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	—	75,000
Furniture, fixtures and equipment, net	1,199	1,448
Other	2,851	2,370
Total other assets	$17,568	$87,720

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of September 30, 2016	Principal Balance as of December 31, 2015	Variable Interest Rate		Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term Loan(3)	12/24/2016	$—	$20,000	LIBOR + 1.45%		N/A	--
Term Loan	2/28/2018	1,000	—	N/A		3.00%	--
Term Loan(3)	4/2/2018	—	256,140	LIBOR + 2.00%		N/A	--
Term Loan	8/1/2018	530,000	530,000	LIBOR + 1.70%		N/A	--
Term Loan(4)	8/5/2018	351,472	355,000	N/A		4.14%	--
Term Loan(4)	2/1/2019	150,627	152,733	N/A		4.00%	--
Term Loan(5)	6/5/2019	285,000	285,000	N/A		3.85%	--
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%		N/A	--
Term Loan(6)	3/1/2020	347,188	349,070	N/A		4.46%	--
Fannie Mae Loans	11/2/2020	388,080	388,080	LIBOR + 1.65%		3.65%	11/1/2017
Term Loan	4/15/2022	340,000	340,000	LIBOR + 1.40%	(8)	2.77%	4/1/2020
Term Loan	7/27/2022	180,000	180,000	LIBOR + 1.45%	(8)	3.06%	7/1/2020
Term Loan	11/2/2022	400,000	400,000	LIBOR + 1.35%	(8)	2.64%	11/1/2020
Term Loan	6/23/2023	360,000	—	LIBOR + 1.55%	(8)	2.57%	7/1/2021
Fannie Mae Loan	4/1/2025	102,400	102,400	LIBOR + 1.25%	(8)	2.84%	3/1/2020
Fannie Mae Loan	12/1/2025	115,000	115,000	LIBOR + 1.25%	(8)	2.76%	12/1/2020
Revolving credit line(7)	8/21/2020	—	—	LIBOR + 1.40%		N/A	--
Total Wholly Owned Debt		$3,695,767	$3,618,423

Consolidated Joint Ventures
Term Loan	3/1/2017	$15,740	$15,740	LIBOR + 1.60%		N/A	--
Term Loan	7/21/2019	146,000	—	LIBOR + 1.55%		N/A	--
Term Loan	2/28/2023	580,000	—	LIBOR + 1.40%	(8)	2.37%	3/1/2021
Total Debt(9) (10)		$4,437,507	$3,634,163
Deferred loan costs, net(11)		(35,656)	(22,887)
Total Debt, net		$4,401,851	$3,611,276
___________________________________________________
At September 30, 2016, the weighted average remaining life, including extension options, of our total consolidated term debt (excluding our revolving credit facility) was 4.5 years. For the $3.60 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average (i) remaining life was 5.0 years, (ii) remaining period during which the interest rate was fixed was 3.1 years, (iii) annual interest rate was 3.24% and (iv) effective interest rate was 3.39% (including the non-cash amortization of deferred loan costs). Except as otherwise noted below, each loan (including our revolving credit facility) is secured by a one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity. Maturity dates include the effect of extension options.  The following table summarizes (in thousands) our fixed and floating rate debt:

Description	Principal Balance as of September 30, 2016	Principal Balance as of December 31, 2015

Aggregate swap fixed rate loans	$2,465,480	$2,492,360
Aggregate fixed rate loans	1,135,287	1,141,803
Aggregate floating rate loans	836,740	—
Total Debt	$4,437,507	$3,634,163

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan costs. See Note 9 for the details of our interest rate contracts.

(3)	At September 30, 2016, these loans have been paid off.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Interest rate is fixed until March 1, 2018. Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(7)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(8)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(9)	See Note 12 for our fair value disclosures.

(10)	At September 30, 2016, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending September 30:

2017	$34,693
2018	1,224,890
2019	567,444
2020	325,000
2021	503,080
Thereafter	1,782,400
Total future principal payments	$4,437,507

(11)
Deferred loan costs are net of accumulated amortization of $17.6 million and $15.2 million at September 30, 2016 and December 31, 2015, respectively. The table below (in thousands) sets forth loan costs that were expensed and deferred loan costs which are amortized, both of which are included in Interest Expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Loan costs expensed	$—	$396	$818	$396
Deferred loan cost amortization	2,227	1,162	5,470	5,136
Total	$2,227	$1,558	$6,288	$5,532

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Interest payable	$10,195	$10,028
Accounts payable and accrued liabilities	59,480	23,716
Deferred revenue	25,117	23,673
Total interest payable, accounts payable and deferred revenue	$94,792	$57,417

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

Summary of our Derivatives

As of September 30, 2016, all of our interest rate swaps, including our unconsolidated Funds' interest rate swaps, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)(1)

Derivatives	18	$2,465,480
Unconsolidated Funds' derivatives(2)	2	$435,000
___________________________________________________

(1)	See Note 12 for our derivative fair value disclosures.

(2)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of September 30, 2016, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

Fair value of derivatives in a liability position(1)	September 30, 2016	December 31, 2015

Derivatives	$30,567	$19,047
Unconsolidated Funds' derivatives(2)	$—	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk.

(2)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Counterparty Credit Risk

We are also subject to credit risk from the counterparties on our interest rate swap and interest rate cap contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. The fair value of our interest rate swaps in an asset position were as follows (in thousands):

Fair value of derivatives in an asset position(1)	September 30, 2016	December 31, 2015

Derivatives	$—	$4,220
Unconsolidated Funds' derivatives(2)	$200	$737
___________________________________________________

(1)	Includes accrued interest and excludes any adjustment for nonperformance risk.

(2)	The notional amount presented represents 100%, not our pro-rata share, of the amounts related to our unconsolidated Funds. See Note 5 for more information regarding our unconsolidated Funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of our derivative instruments, including our unconsolidated Funds' derivative instruments on our AOCI and statements of operations for the nine months ended September 30:

	2016	2015
Derivatives Designated as Cash Flow Hedges:
Loss recorded in AOCI (effective portion) - derivatives(1)(5)	$(37,927)	$(21,975)
Loss recorded in AOCI (effective portion) - unconsolidated Funds' derivatives(2)(5)	$(814)	$(2,483)
Loss reclassified from AOCI (effective portion) - derivatives(3)(5)	$(21,361)	$(27,897)
Loss reclassified from AOCI (effective portion) - unconsolidated Funds' derivatives(4)(5)	$(311)	$(709)
Gain (loss) recorded as interest expense (ineffective portion)(6)	$—	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the change in fair value of our interest rate swaps, designated as cash flow hedges, which does not impact the statement of operations.

(2)	Represents our share of the change in fair value of our unconsolidated Funds' interest rate swaps designated as a cash flow hedges, which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as a decrease to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)	We did not record any ineffectiveness related to our derivatives designated as cash flow hedges.

(7)	We do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

At September 30, 2016, our estimate of the AOCI related to our derivatives and our unconsolidated Funds' derivatives, designated as cash flow hedges, that will be reclassified to earnings during the next twelve months, is presented in the table below (in thousands):

Derivatives(1)	$16,448
Unconsolidated Funds' derivatives(2)	$29
________________________________________

(1)	Reclassified as an increase to interest expense.

(2)	Reclassified as a decrease to income, including depreciation, from unconsolidated real estate funds (our share).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Equity Transactions

During the nine months ended September 30, 2016, we (i) acquired 1.3 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 25 thousand OP Units for $826 thousand in cash, at an average price of $33.05 per OP Unit, (iii) issued 1.5 million shares of our common stock for the exercise of 7.6 million stock options on a net settlement basis (net of the exercise price and related taxes), (iv) sold 1.4 million shares of our common stock in open market transactions under our ATM program for net proceeds of $49.4 million, after commissions and other expenses.

In addition, during the nine months ended September 30, 2016, we created two joint ventures to acquire various properties: (i) in the first joint venture, which acquired the Westwood Portfolio, investors acquired an aggregate of seventy-percent of the capital interests, as a result of contributing $320.0 million directly to the joint venture for a forty-percent interest and acquiring a thirty-percent interest from us for $241.1 million, (resulting in a gain of $1.1 million), and (ii) in the second joint venture, which acquired properties during the third quarter, investors acquired an aggregate of eighty-percent of the capital interests, as a result of contributing $139.8 million directly to the joint venture and acquiring a thirty-five-percent interest from us for $51.6 million (resulting in a gain of $587 thousand). See Note 3.

During the nine months ended September 30, 2015, we (i) acquired 1.4 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) issued 136 thousand shares of our common stock for the exercise of options for net proceeds of $1.8 million at an average price of $13.44 per share. In addition, we issued 34 thousand OP Units valued at $1.0 million in connection with the acquisition of land under one of our office buildings. See Note 3.

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2016	$1,926,211	$355,337	$2,281,548
Net income	65,696	7,928	73,624
Cash flow hedge fair value adjustments	(14,376)	(2,693)	(17,069)
Contributions to consolidated joint venture	—	459,750	459,750
Sales of equity interests in consolidated joint ventures	—	291,029	291,029
Dividends and distributions	(98,501)	(26,185)	(124,686)
Exchange of OP units for common stock	17,733	(17,733)	—
Repurchase of OP units	(498)	(328)	(826)
Exercise of stock options(1)	(53,467)	—	(53,467)
Stock-based compensation	—	7,759	7,759
Sale of common stock, net of offering costs	49,379	—	49,379
Balance as of September 30, 2016	$1,892,177	$1,074,864	$2,967,041
__________________________________________________
(1) We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

	Douglas Emmett, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2015	$1,943,458	$370,266	$2,313,724
Net income	44,217	7,932	52,149
Cash flow hedge fair value adjustments	3,239	909	4,148
Dividends and distributions	(92,087)	(17,549)	(109,636)
Exchange of OP units for common stock	18,101	(18,101)	—
Issuance of OP units	—	1,000	1,000
Exercise of stock options	1,823	—	1,823
Stock-based compensation	—	6,603	6,603
Balance as of September 30, 2015	$1,918,751	$351,060	$2,269,811

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated joint ventures which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of September 30, 2016 when we and our Operating Partnership had 151.1 million shares of common stock and 25.3 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
	2016	2015

Net income attributable to common stockholders	$65,696	$44,217

Transfers (to) from noncontrolling interests:
Exchange of OP units with noncontrolling interests	17,733	18,101
Repurchase of OP units from noncontrolling interests	(498)	—
Net transfers from noncontrolling interests	$17,235	$18,101

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$82,931	$62,318

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the nine months ended September 30:

	2016	2015

Beginning balance	$(9,285)	$(30,089)

Other comprehensive loss before reclassifications - derivatives	(37,927)	(21,975)
Other comprehensive loss before reclassifications - unconsolidated Funds' derivatives	(814)	(2,483)
Reclassifications from AOCI - derivatives(2)	21,361	27,897
Reclassifications from AOCI - unconsolidated Funds' derivatives(3)	311	709
Net current period OCI	(17,069)	4,148
Less OCI attributable to noncontrolling interests	2,693	(909)
OCI attributable to common stockholders	(14,376)	3,239

Ending balance	$(23,661)	$(26,850)
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	Reclassification as an increase to interest expense.

(3)	Reclassification as a decrease to income, including depreciation, from unconsolidated real estate funds.

Equity Compensation

On June 2, 2016, the Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett, Inc. 2006 Omnibus Stock Incentive Plan. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Our officers, employees, directors and consultants are eligible to participate in both plans, with grants awarded during June 2016 and onwards awarded under the 2016 Plan, and grants awarded prior to that date awarded under the 2006 Plan and remain outstanding according to their terms. Both plans are administered by the compensation committee of our board of directors.  Total net stock-based compensation expense was $2.3 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts are net of capitalized stock-based compensation of $235 thousand and $208 thousand for the three months ended September 30, 2016 and 2015, respectively, and $683 thousand and $610 thousand for the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of options exercised was $2.1 million for the three months ended September 30, 2016, and $104.0 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (in thousands):
Net income attributable to common stockholders	$31,848	$12,070	$65,696	$44,217
Allocation to participating securities: Unvested LTIP units	(180)	(59)	(365)	(224)
Numerator for the calculation of basic and diluted EPS	$31,668	$12,011	$65,331	$43,993

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	150,753	146,331	148,578	145,856
Effect of dilutive securities: Stock options(1)	2,666	4,409	4,241	4,429
Weighted average shares of common stock and common stock equivalents outstanding - diluted	153,419	150,740	152,819	150,285

Basic EPS:
Net income attributable to common stockholders per share	$0.210	$0.082	$0.440	$0.302

Diluted EPS:
Net income attributable to common stockholders per share	$0.206	$0.080	$0.428	$0.293
____________________________________________________

(1)	The following securities were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

OP Units	24,788	26,307	25,148	26,520
Vested LTIP Units	675	8	766	235
Unvested LTIP units	783	647	679	576

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of September 30, 2016, we did not have any fair value measurements of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

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

Secured Notes Payable:	September 30, 2016	December 31, 2015

Fair value	$4,482,073	$3,691,075
Carrying value	$4,437,507	$3,634,163

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

	September 30, 2016	December 31, 2015
Derivative Assets:
Fair value - derivatives(1)	$—	$4,830
Fair value - unconsolidated Funds' derivatives(2)	$221	$837

Derivative Liabilities:
Fair value - derivatives(1)	$28,046	$16,310
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Office Segment
Total office revenues	$167,608	$136,225	$475,083	$404,472
Office expenses	(56,926)	(49,195)	(158,190)	(139,936)
Office Segment profit	110,682	87,030	316,893	264,536

Multifamily Segment
Total multifamily revenues	24,513	23,852	72,825	70,871
Multifamily expenses	(5,950)	(6,191)	(17,322)	(17,941)
Multifamily Segment profit	18,563	17,661	55,503	52,930

Total profit from all segments	$129,245	$104,691	$372,396	$317,466

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total profit from all segments	$129,245	$104,691	$372,396	$317,466
General and administrative	(8,099)	(6,867)	(25,573)	(21,701)
Depreciation and amortization	(63,827)	(52,229)	(181,947)	(153,309)
Other income	2,295	2,129	6,527	13,103
Other expenses	(1,728)	(1,605)	(4,963)	(4,796)
Income, including depreciation, from unconsolidated real estate funds	2,334	898	5,564	3,548
Interest expense	(36,479)	(32,705)	(109,842)	(101,521)
Acquisition-related expenses	(1,188)	(153)	(2,865)	(641)
Income before gains	22,553	14,159	59,297	52,149
Gains on sales of investments in real estate	13,245	—	14,327	—
Net income	35,798	14,159	73,624	52,149
Less: Net income attributable to noncontrolling interests	(3,950)	(2,089)	(7,928)	(7,932)
Net income attributable to common stockholders	$31,848	$12,070	$65,696	$44,217

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement for certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground operating leases at September 30, 2016:

Twelve months ending September 30:

2017	$484,558
2018	426,338
2019	360,404
2020	301,221
2021	230,358
Thereafter	616,925
Total future minimum base rentals(1)	$2,419,804
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

15. Future Minimum Lease Rental Payments

We incurred ground lease payments of $183 thousand for the three months ended September 30, 2016 and 2015, and $550 thousand for the nine months ended September 30, 2016 and 2015. The table below presents (in thousands) the future minimum ground lease payments as of September 30, 2016:

Twelve months ending September 30:

2017	$733
2018	733
2019	733
2020	733
2021	733
Thereafter	47,827
Total future minimum lease payments(1)	$51,492
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon the economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits from our tenants.  For the nine months ended September 30, 2016 and 2015, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-five buildings in our consolidated portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties undergo major renovations or are demolished.  As of September 30, 2016, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contracts

During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments to be removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. The $120 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of September 30, 2016, we had a remaining commitment for contracts related to the development of $109.5 million.

Other Contracts

As of September 30, 2016, we had a remaining commitment for capital expenditure projects and repositionings of approximately $3.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. The entities have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2016, all obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes the debt of our Funds as of September 30, 2016, the amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Principal Balance(1) (in millions)	Loan Maturity Date	Variable Interest Rate	Swap Maturity Date	Swap Fixed Interest Rate

Fund X(2)	$325.0	5/1/2018	LIBOR + 1.75%	5/1/2017	2.35%
Partnership X(3)	110.0	3/1/2023	LIBOR + 1.40%	3/1/2021	2.30%
	$435.0

___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.2 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $4.4 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Business Description and Portfolio Summary

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2016, our portfolio consisted of the following:

	Consolidated(1)	Total Portfolio(2)
Office
Class A Properties(3)	59	67
Rentable square feet (in thousands)	15,807	17,631
Leased rate	91.9%	91.9%
Occupied rate	90.0%	90.2%

Multifamily
Properties	10	10
Units	3,336	3,336
Leased rate	99.6%	99.6%
Occupied rate	97.4%	97.4%

__________________________________________________

(1)
Our consolidated portfolio includes all of the properties included in our consolidated results. We own 100% of these properties except for seven office properties totaling approximately 2.3 million square feet, which we own through three consolidated joint ventures. Our consolidated portfolio also included two parcels of land which are ground leased to the owners of a Class A office building and a hotel and from which we earn ground rent income.

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

Annualized rent

Annualized rent from our consolidated portfolio was derived as follows as of September 30, 2016:

______

Acquisitions and Dispositions, Financings, Developments and Repositionings

Acquisitions and Dispositions

•
During the first quarter of 2016, a consolidated joint venture which we manage and in which we own a thirty-percent equity interest acquired four Class A multi-tenant office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion.

•
During the third quarter of 2016, a consolidated joint venture which we manage and in which we own a twenty-percent equity interest acquired two Class A multi-tenant office properties located in Brentwood, California (12100 Wilshire) and Santa Monica, California (233 Wilshire) for a contract price of $225.0 million and $139.5 million, respectively.

•
During the third quarter of 2016, we sold a 168,000 square foot Class A office property located in Sherman Oaks, California with a carrying value of $42.8 million for a contract price of $56.7 million, and we incurred transaction costs of $1.2 million resulting in a net gain of $12.7 million.

See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions and dispositions.

Financings

•
As part of the acquisition of the Westwood Portfolio during the first quarter of 2016, one of our consolidated joint ventures closed a seven year, non-recourse $580.0 million interest-only term loan. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.37% per annum until March 2021 through an interest rate swap. The loan is secured by the Westwood Portfolio.

•
During the first quarter of 2016, one of our unconsolidated Funds closed a seven year, non-recourse $110.0 million interest-only term loan. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.30% per annum until March 2021 though an interest rate swap. The loan is secured by two office properties owned by that Fund.

•
During the second quarter of 2016, we closed a seven year, non-recourse, $360.0 million interest-only loan, which bears interest at LIBOR + 1.55%, and has been effectively fixed at 2.57% for five years. We used the proceeds to pay off a $256.1 million loan that was scheduled to mature in April 2018. The loan is secured by five office properties.

•
During the second quarter of 2016, we sold a thirty-percent ownership interest in the consolidated joint venture that acquired the Westwood Portfolio to a third party investor for $241.1 million, which reduced our ownership interest in the joint venture from sixty-percent to thirty-percent.

•
As part of the acquisition of office properties in Brentwood and Santa Monica, California during the third quarter of 2016, one of our consolidated joint ventures borrowed a total of $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan is secured by those properties

•
During the third quarter of 2016, we sold a thirty-five percent ownership interest in the consolidated joint venture that acquired the office properties in Brentwood and Santa Monica, California during the third quarter to a third party investor for $51.6 million, which reduced our ownership interest in the joint venture from fifty-five percent to twenty percent.

•	During the third quarter of 2016, we paid off a $20.0 million loan scheduled to mature in December 2016.

•
During the third quarter of 2016, we sold 1.4 million shares of our common stock in open market transactions under our ATM program for net proceeds of approximately $49.4 million after commissions and other expenses.

See Notes 7 and 10 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt and equity, respectively.

Developments
We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments to be removed) at our Moanalua Hillside Apartments in Honolulu. The $120 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool.

•
In Los Angeles, we are seeking to build a high-rise apartment building with 376 apartments. Because development in our markets, particularly West Los Angeles, remains a long and uncertain process, we do not expect to break ground in Los Angeles before late 2017, even if the entitlement process is successful. We expect the cost of the development to be approximately $120 million to $140 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

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

In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of September 30, 2016, we are repositioning two properties: (i) a 661,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) a 79,000 square foot office property in Honolulu, Hawaii, owned by a consolidated joint venture in which we own a two-thirds interest.

Historical Results of Operations

Portfolio Overview

Our results of operations for the nine months ended September 30, 2016 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties, as well as (after the respective date of acquisition): four additional office properties that one of our consolidated joint ventures acquired on February 29, 2016, two additional office properties that another of our consolidated joint ventures acquired on July 21, 2016 and September 27, 2016, and the rental operations of one property (before the date of sale) that we sold on September 16, 2016.

Our results of operations for the nine months ended September 30, 2015 consisted of the rental operations of fifty-three consolidated office properties and ten consolidated multifamily properties, as well as (after the respective date of acquisition) one additional office property that we acquired on March 5, 2015.

Our share of the earnings from our unconsolidated Funds, which owned an additional eight office properties during the nine months ended September 2016 and 2015, is included in income, including depreciation, from unconsolidated real estate funds in our consolidated statements of operations.

See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions and dispositions, and see Note 5 for more detail regarding our unconsolidated Funds.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average effective annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Nine months ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2016	2015	2014	2013	2012

Average rental rate(2)	$42.93	$42.65	$35.93	$34.72	$32.86
Annualized lease transaction costs(3)	$5.76	$4.77	$4.66	$4.16	$4.06

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

(3)	Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases.

Office Rent Roll Up

During the nine months ended September 30, 2016,

•
Straight-line rent roll up. The average straight-line rent of $42.93 per square foot under new and renewal leases that we signed during the nine months ended September 30, 2016 was 28.0% greater than the average straight-line rent of $33.53 per square foot on the expiring leases for the same space.  The rent roll up reflects continuing increases in average starting rental rates and more leases containing annual rent escalations in excess of 3% per annum.

•
Cash rent roll up. The average starting cash rental rate of $40.93 per square foot under new and renewal leases that we signed during the nine months ended September 30, 2016 was 26.1% greater than the average starting cash rental rate of $32.46 per square foot on the expiring leases for the same space, and 11.8% greater than the average ending cash rental rate of $36.61 per square foot on those expiring leases.

Fluctuations in submarkets, buildings and term of the expiring leases make predicting the changes in rent in any specific reporting period difficult.

Office Lease Expirations

The table below presents our expected expiring cash rents in our total office portfolio over the next four quarters:

	Three Months Ending,
Expiring cash rents:	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017

Expiring square feet (1)(3)	400,844	499,846	510,191	626,157
Percentage of the portfolio	2.3%	2.8%	2.9%	3.6%
Expiring rent per square foot (2)(3)	$36.10	$36.48	$38.45	$35.08

____________________________________________________

(1)
Reflects existing leases that are scheduled to expire, excluding leases where (i) the existing tenant has renewed the lease on or before September 30, 2016, (ii) a new tenant has executed a lease on or before September 30, 2016 that will commence after September 30, 2016, (iii) early termination options that are exercised after September 30, 2016, (iv) defaults occurring after September 30, 2016, and (v) short term leases, such as month to month leases and other short term leases. Short term leases are excluded because (a) they are not included in our changes in rental rate data, (b) have rental rates that may not be reflective of market conditions, and (c) can distort the data trends, particularly in the first quarter of the fiscal year.

(2)
Reflects annualized base rent before abatements (excludes tenant reimbursements, parking and other revenue) at expiration.  Annualized base rent for triple net leases is calculated by adding expense reimbursements to base rent.

(3)	Variations in these numbers from quarter to quarter primarily reflects the mix of buildings/submarkets involved as well as the varying terms and square footage of the individual leases involved.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Nine months ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	September 30, 2016	2015	2014	2013	2012

Rental rate(1)	$28,174	$27,936	$28,870	$27,392	$26,308

_____________________________________________________

(1)	2015 and 2016 include the impact of the acquisition of a property in Honolulu at the end of the 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll Up

During the nine months ended September 30, 2016, average rent on leases to new tenants at our residential properties were 2.5% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2016	2015	2014	2013	2012

Office Portfolio	90.2%	91.2%	90.5%	90.4%	89.6%
Multifamily Portfolio	97.4%	98.0%	98.2%	98.7%	98.7%

	Nine months ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	September 30, 2016	2015	2014	2013	2012

Office Portfolio	90.6%	90.9%	90.0%	89.7%	88.3%
Multifamily Portfolio	97.6%	98.2%	98.5%	98.6%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were well below that of our existing portfolio.

(2)
Average occupancy rates are calculated by averaging the occupancy rates on the first and last day of a quarter, and for periods longer than a quarter, by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Revenues

Office Rental Revenue:  Office rental revenue includes rental revenues from our office properties, percentage rent on the retail space contained within office properties and lease termination income.  Office rental revenue increased by $25.3 million, or 24.5%, to $128.7 million for the three months ended September 30, 2016, compared to $103.4 million for the three months ended September 30, 2015. The increase was primarily due to rental revenues from properties that we acquired in 2016 of $22.8 million and an increase in rental revenues of $2.6 million from the properties that we owned throughout both periods, partially offset by a decrease in rental revenues from a property that we sold during the third quarter of $0.1 million. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to an increase in rental rates, which was partially offset by a decrease in the accretion from below-market leases of $0.8 million.

Office Tenant Recoveries:  Office tenant recoveries increased by $1.8 million, or 16.62%, to $12.9 million for the three months ended September 30, 2016, compared to $11.1 million for the three months ended September 30, 2015. The increase was primarily due to tenant recoveries of $1.2 million from properties that we acquired and an increase in tenant recoveries of $0.7 million for the properties that we owned throughout both periods, partially offset by a decrease in tenant recoveries from a property that we sold of $0.1 million. The increase in tenant recoveries from the properties that we owned throughout both periods was primarily due to timing in the recoveries from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $4.2 million, or 19.5%, to $26.0 million for the three months ended September 30, 2016, compared to $21.7 million for the three months ended September 30, 2015. The increase was primarily due to parking and other income of $3.1 million from properties that we acquired and an increase of $1.2 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease in parking and other income from a property that we sold of $0.1 million. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue consists of rent, parking income and other income.  Total multifamily revenue increased by $0.7 million, or 2.8%, to $24.5 million for the three months ended September 30, 2016, compared to $23.9 million for the three months ended September 30, 2015.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $7.7 million, or 15.7%, to $56.9 million for the three months ended September 30, 2016, compared to $49.2 million for the three months ended September 30, 2015. The increase was due to rental expenses of $8.9 million from properties that we acquired, partially offset by a decrease in rental expenses of $1.1 million from properties that we owned throughout both periods and a decrease in rental expenses of $0.1 million from a property that we sold. The decrease from properties that we owned throughout both periods was primarily due to a decrease in utilities expense.

Multifamily Rental Expenses:  Multifamily rental expense decreased by $0.2 million, or 3.9%, to $6.0 million for the three months ended September 30, 2016, compared to $6.2 million for the three months ended September 30, 2015.  The decrease was primarily due to a decrease in utilities expense and excise taxes.

General and Administrative Expenses:  General and administrative expenses increased by $1.2 million, or 17.9%, to $8.1 million for the three months ended September 30, 2016, compared to $6.9 million for the three months ended September 30, 2015. The increase was primarily due to an increase in equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $11.6 million, or 22.2%, to $63.8 million for the three months ended September 30, 2016, compared to $52.2 million for the three months ended September 30, 2015.  The increase was primarily due to depreciation and amortization of $11.7 million from properties that we acquired and an increase in depreciation and amortization of $0.4 million from properties that we owned throughout both periods, partially offset by a decrease in depreciation and amortization from a property that we sold of $0.5 million.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $0.2 million, or 7.8%, to $2.3 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015, and other expenses increased by $0.1 million or 7.7% to $1.7 million for the three months ended September 30, 2016, compared to $1.6 million for the three months ended September 30, 2015. The increase for other income and other expense was primarily due to an increase in revenues and the related expenses from managing our unconsolidated Funds as well as an increase in revenues and the related expenses from a gym that we own and operate in Honolulu, Hawaii.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  The income, including depreciation, from unconsolidated real estate funds represents our equity interest in the operating results, net of depreciation, of our unconsolidated Funds.  Our share of the income, including depreciation, from our unconsolidated Funds increased by $1.4 million, or 159.9%, to $2.3 million for the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015. The increase was primarily due to an increase in rental revenues and real estate tax refunds. The increase in rental revenues reflects an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more detail regarding our unconsolidated Funds.

Interest Expense:  Interest expense increased by $3.8 million, or 11.5%, to $36.5 million for the three months ended September 30, 2016, compared to $32.7 million for the three months ended September 30, 2015.  The increase was due to interest expense of $4.4 million from new debt related to acquisitions, partially offset by a decrease in interest expense of $0.6 million on our remaining debt as a result of refinancing at lower interest rates during 2015 and 2016. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses increased by $1.0 million to $1.2 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015. The increase reflects the two office properties that we acquired during the third quarter. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our completed acquisitions.

Gains on sales of investments in real estate: During the three months ended September 30, 2016, we sold a thirty-five percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $0.6 million, and we sold an office property and recognized a gain of $12.7 million. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our sales of ownership interests in our consolidated joint ventures to third party investors and property dispositions.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Revenues

Office Rental Revenue:  Office rental revenue increased by $58.5 million, or 19.0%, to $366.4 million for the nine months ended September 30, 2016, compared to $307.9 million for the nine months ended September 30, 2015.  The increase was primarily due to rental revenues from properties that we acquired in 2015 and 2016 of $51.5 million, an increase in rental revenues of $6.8 million from the properties that we owned throughout both periods, and an increase in rental revenues from a property that we sold during the third quarter of $0.2 million. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to an increase in rental rates, which was partially offset by a decrease in the accretion from below-market leases of $2.6 million.

Office Tenant Recoveries:  Office tenant recoveries increased by $1.4 million, or 4.4%, to $34.1 million for the nine months ended September 30, 2016, compared to $32.7 million for the nine months ended September 30, 2015.  The increase was primarily due to tenant recoveries of $2.9 million from properties that we acquired, partially offset by a decrease in tenant recoveries of $1.5 million for the properties that we owned throughout both periods. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower current period recoveries as a result of lower recoverable operating costs.

Office Parking and Other Income: Office parking and other income increased by $10.7 million, or 16.7%, to $74.6 million for the nine months ended September 30, 2016, compared to $63.9 million for the nine months ended September 30, 2015. The increase was primarily due to parking and other income of $7.0 million from properties that we acquired and an increase of $3.7 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue increased by $2.0 million, or 2.8%, to $72.8 million for the nine months ended September 30, 2016, compared to $70.9 million for the nine months ended September 30, 2015.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $18.3 million, or 13.0%, to $158.2 million for the nine months ended September 30, 2016, compared to $139.9 million for the nine months ended September 30, 2015. The increase was due to rental expenses of $20.1 million from properties that we acquired, partially offset by a decrease of $1.8 million from properties that we owned throughout both periods. The decrease from properties that we owned throughout both periods was primarily due to a decrease in utilities expense.

Multifamily Rental Expenses:  Multifamily rental expense decreased by $0.6 million, or 3.5%, to $17.3 million for the nine months ended September 30, 2016, compared to $17.9 million for the nine months ended September 30, 2015.  The decrease was primarily due to an excise tax refund of $0.5 million.

General and Administrative Expenses:  General and administrative expenses increased by $3.9 million, or 17.8%, to $25.6 million for the nine months ended September 30, 2016, compared to $21.7 million for the nine months ended September 30, 2015. The increase was primarily due to payroll taxes of $1.4 million related to the exercise of options as well as a $1.9 million increase in equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $28.6 million, or 18.7%, to $181.9 million for the nine months ended September 30, 2016, compared to $153.3 million for the nine months ended September 30, 2015. The increase was primarily due to depreciation and amortization of $26.6 million from properties that we acquired and an increase in depreciation and amortization of $3.0 million from properties that we owned throughout both periods, partially offset by a decrease in depreciation and amortization from a property that we sold of $1.0 million.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $6.6 million, or 50.2%, to $6.5 million for the nine months ended September 30, 2016, compared to $13.1 million for the nine months ended September 30, 2015, and other expenses increased by $167 thousand, or 3.5% to $5.0 million for the nine months ended September 30, 2016 compared to $4.8 million for the nine months ended September 30, 2015. The decrease in other income was primarily due to $6.6 million of accelerated accretion that we recognized related to an above market ground lease for which we acquired the underlying fee interest in the land in the first quarter of 2015. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition of the fee interest.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our unconsolidated Funds increased by $2.0 million, or 56.8%, to $5.6 million for the nine months ended September 30, 2016 compared to $3.5 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in rental revenues and real estate tax refunds. The increase in rental revenues reflects an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest Expense:  Interest expense increased by $8.3 million, or 8.2%, to $109.8 million for the nine months ended September 30, 2016, compared to $101.5 million for the nine months ended September 30, 2015.  The increase was due to interest expense of $9.2 million from new debt related to acquisitions, partially offset by a decrease in interest expense of $0.9 million on our remaining debt as a result of refinancing at lower interest rates during 2015 and 2016. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses increased by $2.2 million to $2.9 million for the nine months ended September 30, 2016 compared to $0.6 million for the nine months ended September 30, 2015. The increase reflects six office properties that our consolidated joint ventures acquired during 2016 compared to only one office property that we acquired in 2015. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our completed acquisitions.

Gains on sales of investments in real estate: During the nine months ended September 30, 2016, we sold a thirty-percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $1.1 million, we sold a thirty-five percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $0.6 million, and we sold an office property and recognized a gain of $12.7 million. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our sales of ownership interests in our consolidated joint ventures to third party investors and property dispositions.

Non-GAAP Supplemental Financial Measure: FFO

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

Comparison of Results

For the three months ended September 30, 2016, FFO increased by $13.5 million, or 19.2%, to $83.9 million, compared to $70.4 million for the three months ended September 30, 2015. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions and (ii) an increase in operating income from our multifamily portfolio due to higher rental rates, partially offset by increases in (a) interest expense due to new debt related to acquisitions, (b) general and administrative expenses due to an increase in equity compensation and (c) acquisition-related expenses.

For the nine months ended September 30, 2016, FFO increased by $24.5 million, or 11.3%, to $241.9 million, compared to $217.4 million for the nine months ended September 30, 2015. Excluding $6.6 million of accelerated non cash accretion of an above-market ground lease from the acquisition of the fee under one of our Honolulu buildings in the first quarter of 2015, our FFO increased by $31.1 million or 14.7% for the same reasons described in the previous paragraph.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (which includes the FFO attributable to the noncontrolling interests in our Operating Partnership but excludes the FFO attributable to the noncontrolling interests in our consolidated joint ventures) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to common stockholders	$31,848	$12,070	$65,696	$44,217
Depreciation and amortization of real estate assets	63,827	52,229	181,947	153,309
Net income attributable to noncontrolling interests	3,950	2,089	7,928	7,932
Adjustments attributable to unconsolidated funds(1)	4,037	4,008	11,935	12,001
Adjustments attributable to consolidated joint ventures(1)	(6,510)	(18)	(11,326)	(76)
Gains on sales of investments in real estate	(13,245)	—	(14,327)	—
FFO	$83,907	$70,378	$241,853	$217,383

_____________________________________________________

(1)
Adjusts for (i) the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated joint ventures and (ii) our share of our unconsolidated Funds depreciation and amortization of real estate assets.

Liquidity and Capital Resources

General

We have typically financed our capital needs through lines of credit and long-term secured loans. To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt and derivatives.

At September 30, 2016, we had consolidated debt of $4.44 billion, which included the debt of our consolidated joint ventures. At September 30, 2016, $3.60 billion of our consolidated debt had an interest rate that was effectively fixed under the terms of the loan or a swap, with (i) a weighted average remaining life of 5.0 years, (ii) a weighted average remaining period during which the interest rate was fixed of 3.1 years, (iii) a weighted average annual interest rate of 3.24% and (iv) including non-cash amortization of deferred loan costs, a weighted average annual interest rate of 3.39%.

Financing Activity for nine months ended September 30, 2016

For a description of our financing activities during the nine months ended September 30, 2016, please see "Acquisitions and Dispositions, Financings, Developments and Repositionings" above.

Short term liquidity

Excluding potential acquisitions and debt refinancings, we expect to meet our short term operating liquidity requirements through cash on hand, cash generated by operations, and as necessary, our $400 million revolving credit facility. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility.

We are currently developing two multifamily projects, one in our Brentwood submarket in Los Angeles, and one in Honolulu, Hawaii, please see "Acquisitions and Dispositions, Financings, Developments and Repositionings" above. We intend to finance the costs of these development projects through cash on hand, cash generated by operations, and as necessary, our revolving credit facility.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, developments and repositioning of properties, non-recurring capital expenditures and refinancing of indebtedness. We do not expect that we will have sufficient funds on hand to cover all of these long-term cash requirements. The nature of our business, and the requirements imposed by REIT federal tax rules that we distribute a substantial majority of our income on an annual basis, may cause us to have substantial liquidity needs over the long term. We plan to meet our additional long-term liquidity needs through long-term secured indebtedness, the issuance of equity securities, including OP Units, property dispositions and joint venture transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to an additional $350 million as of the date of this Report.

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

Cash Flows

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants and the level of our operating expenses and other general and administrative costs.  Net cash provided by operating activities increased by $60.0 million to $265.7 million for the nine months ended September 30, 2016 compared to $205.7 million for the nine months ended September 30, 2015.  The increase was primarily due to (i) an increase in cash operating income from our office portfolio due to acquisitions, (ii) an increase in cash operating income from our multifamily portfolio due to higher rental rates, partially offset by (iii) an increase in general and administrative expenses due to payroll taxes from the exercise of options, (iv) an increase in cash interest expense due to higher debt balances, and (v) an increase in acquisition-related expenses.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $1.19 billion to $1.33 billion for the nine months ended September 30, 2016 compared to $137.7 million for the nine months ended September 30, 2015. The increase primarily reflects the expenditure of $1.62 billion for acquisitions, partially offset by proceeds of $348.2 million from the sales of investments in real estate. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our acquisitions and dispositions.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash provided by financing activities increased by $1.19 billion to $1.12 billion for the nine months ended September 30, 2016, compared to $76.8 million cash used for the nine months ended September 30, 2015. The increase primarily reflects an increase in net borrowings of $764.5 million and equity contributed by noncontrolling interests to our consolidated joint ventures of $459.8 million, partially offset by taxes paid on the exercise of options of $53.5 million.

Off-Balance Sheet Arrangements

Description of our Unconsolidated Funds

We manage and own equity interests in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At September 30, 2016, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide to our Funds. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Debt of our Unconsolidated Funds

We do not have any debt outstanding in connection with our interest in our unconsolidated Funds, however each of our Funds has their own debt secured by the properties that they own.  The table below summarizes the debt of our Funds as of September 30, 2016, the amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund	Principal Balance(1) (in millions)	Loan Maturity Date	Variable Interest Rate	Swap Maturity Date	Swap Fixed Interest Rate

Fund X(2)	$325.0	5/1/2018	LIBOR + 1.75%	5/1/2017	2.35%
Partnership X(3)	110.0	3/1/2023	LIBOR + 1.40%	3/1/2021	2.30%
	$435.0

_____________________________________________________

(1)
We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs under these loans, and also guaranteed the related swaps, although we have an indemnity from our unconsolidated Funds for any amounts that we would be required to pay under these agreements. As of September 30, 2016, all of the obligations under the loans and swap agreements have been performed by our unconsolidated Funds in accordance with the terms of those agreements.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.2 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $4.4 million.

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

At September 30, 2016, 18.9% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of approximately $4.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of September 30, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	November 4, 2016	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 4, 2016	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO