Form 10-K
period 2016-12-31
Douglas Emmett Inc
filed 2017-02-17
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Yes ☑ or No 1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	1

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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2016, was $5.02 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 153,094,197 shares of its common stock, $0.01 par value, outstanding as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2017 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

DOUGLAS EMMETT, INC.
FORM 10-K

GLOSSARY

Abbreviations used in this document:

ADA	Americans with Disabilities Act of 1990
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X and Partnership X)
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT subsidiary(ies)
US	United States

GLOSSARY

Defined terms used in this document:

Annualized Rent
Annualized cash base rent (excludes tenant reimbursements, parking income, lost rent recovered from insurance and other revenue) before abatements under leases commenced as of the reporting date. For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

Consolidated Portfolio	Includes the properties in our consolidated results, which includes our consolidated JVs.
Percentage Leased	Signed leases not yet commenced as of the reporting date.
Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced), available square feet, building management use square feet and square feet of BOMA adjustment on leased space.

Total Portfolio	Includes our Consolidated Portfolio and the properties owned by our unconsolidated real estate Funds.

Forward Looking Statements.

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	competition from other real estate investors in our markets

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding debt;

•	failure to generate sufficient cash flows to make payments on a ground lease for one of our properties;

•	difficulties in raising capital;

•	difficulties in identifying properties to acquire and failure to complete acquisitions successfully;

•	failure to successfully operate acquired properties;

•	real estate investments are generally illiquid and difficult to sell quickly

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or increases in the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	risks associated with JVs;

•	conflicts of interest with our officers and reliance on key personnel;

•	changes in real estate zoning laws and increases in real property tax rates;

•	adverse results of litigation or governmental proceedings;

•	complying with laws, regulations and covenants that are applicable to our properties;

•	difficulty in liquidating our short term investments;

•	the consequences of any possible terrorist attacks or wars;

•	the consequences of any possible cyber attacks or intrusions;

•	adoption of new accounting pronouncements could adversely affect our operating results;

•	weaknesses in our internal controls over financial reporting could result in restatements of our operating results;

•	failure to maintain our REIT status under federal tax laws; and

•	changes to tax laws that could adversely affect us.

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I

Item 1. Business Overview

Business description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties located in premier coastal submarkets in Los Angeles and Honolulu. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. We intend to increase our market share in our existing submarkets of Los Angeles County and Honolulu, and may selectively enter into other submarkets with similar characteristics where we believe we can gain significant market share.

Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs, and our investments in our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties. At December 31, 2016, we owned a Consolidated Portfolio of (i) fifty-nine office properties (including ancillary retail space) totaling approximately 15.9 million rentable square feet, which included seven office properties owned by our consolidated JVs, (ii) ten multifamily properties containing 3,320 apartment units, and (iii) the fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our Consolidated Portfolio, we also manage and own equity interests in our unconsolidated Funds which, at December 31, 2016, owned eight additional office properties totaling approximately 1.8 million square feet of space. We manage these eight properties alongside our Consolidated Portfolio, and we therefore present our office portfolio statistics on a Total Portfolio basis, with a combined sixty-seven Class A office properties totaling approximately 17.7 million square feet. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii. For more information, see Item 2 “Properties” of this Report.

We employ a focused business strategy that we have developed and implemented over the last four decades:

•	Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rent is very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2016, our office portfolio median size lease was approximately 2,600 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2014, 2015 and 2016, no tenant accounted for more than 10% of our total revenues.

•	Disciplined Strategy of Acquiring Substantial Market Share.
Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 27% share of the Class A office space in our submarkets.

•	Proactive Asset and Property Management.
Our fully integrated and focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services, which we believe provides us with a competitive advantage in managing our property portfolio. Our in-house leasing agents and legal specialists allow us to lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately three office leases each business day, and our in-house construction company allows us to compress the time required for building out many smaller spaces, resulting in reduced vacancy periods. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration.

Corporate Structure

Douglas Emmett, Inc. was formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our Operating Partnership, which was formed as a Delaware limited partnership on July 25, 2005. As the sole stockholder of the general partner of our Operating Partnership, we generally have the exclusive power under its partnership agreement to manage and conduct its business, subject to certain limited approval and voting rights of the other limited partners. Our interest in our Operating Partnership entitles us to share in the profits and losses and cash distributions in proportion to our percentage ownership.

JVs and Funds

In addition to fifty-two office properties and ten residential properties wholly owned by our Operating Partnership, we manage and own equity interests in three consolidated JVs through which we and institutional investors own seven office properties in our core markets totaling 2.3 million square feet and in which we own a weighted average of 29% at December 31, 2016 based on square footage. We are entitled to (i) distributions based on invested capital as well as (in the case of two of the JVs) additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.

We also manage and own equity interests in two unconsolidated Funds through which we and institutional investors own eight office properties totaling 1.8 million square feet in our core markets.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital (a weighted average of 60.0% at December 31, 2016 based on square footage), (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

The financial data in this Report presents our JVs on a consolidated basis and our Funds on an unconsolidated basis in accordance with GAAP. Most of the property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs and our Funds, as we believe this presentation assists in understanding our business. For more information regarding our JVs and our Funds, see Notes 3 and 5, respectively, to our consolidated financial statements in Item 15 of this Report.

Taxation

We believe that we qualify, and we intend to continue to qualify, for taxation as a REIT under the Code, although we cannot assure that this has happened or will happen. See Item 1A "Risk Factors" of this Report for the risks we face regarding taxation as a REIT. The following summary is qualified in its entirety by the applicable Code provisions and related rules, and administrative and judicial interpretations. If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares or certificates of beneficial interest; (iii) which would be taxable but for Sections 856 through 860 of the Code as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) of which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code requires that conditions (i) to (iv) be met during the entire taxable year and that condition (v) be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements:

i.
at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below and qualifying hedges) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income, and

ii.
at least 95% of our gross income (excluding gross income from “prohibited transactions” and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test or from other dividends, interest or gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business.

At the close of each quarter of our taxable year, we must satisfy five tests related to the nature of our assets:

i.
at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, debt instruments of publicly offered REITs (for taxable years beginning after December 31, 2015), certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities,

ii.	not more than 25% of our total assets may be represented by securities other than those in the 75% asset class,

iii.
of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of any one issuer, in each case other than securities includible under the 75% asset test above and interests in TRS or QRS, each as defined below, and in the case of the 10% value test, subject to certain other exceptions,

iv.	not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by securities of one or more TRS, and

v.	for taxable years beginning after December 31, 2015, not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gains dividends) to our stockholders an amount equal to at least (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year the sum of at least (i) 85% of our ordinary income for such year, (ii) 95% of our capital gains income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

As of December 31, 2016, we owned an interest in a subsidiary which was intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. As of December 31, 2016, we also owned interests in certain corporations which have elected to be treated as TRS. A REIT may own more than 10% of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

We and our stockholders may be required to pay state or local tax in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment of us and our stockholders may not conform to the federal income tax consequences discussed above. We may also be subject to certain taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, and on income from prohibited transactions.

In addition, if we acquire any asset from a corporation that is or has been a C corporation in a transaction in which our tax basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, and we subsequently recognize gain on the disposition of the asset during a specified period beginning on the date on which we acquired the asset, then we generally will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset over (ii) our adjusted tax basis in the asset, in each case determined as of the date on which we acquired the asset. Pursuant to recently promulgated Treasury Regulations, the specified period is generally five years. The results described in this paragraph with respect to the recognition of gain assume that the C corporation will refrain from making an election to receive different treatment under applicable Treasury Regulations on its tax return for the year in which we acquire the asset from the C corporation. Under applicable Treasury Regulations, any gain from the sale of property we acquired in an exchange under Section 1031 (a like-kind exchange) or Section 1033 (an involuntary conversion) of the Code generally are excluded from the application of this built-in gains tax

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss and the cost of the coverage and industry practice. See Item 1A “Risk Factors” of this Report for the risks we face regarding insurance.

Competition

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. See Item 1A “Risk Factors” of this Report for the risks we face regarding competition.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA and rent control laws. See Item 1A “Risk Factors” of this Report for the risks we face regarding laws and regulations.

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting, retrofitting, energy management systems, variable frequency drives in our motors, electricity co-generation, energy efficiency, recycling and water conservation.  As a result of our efforts, over 90% of our eligible office space is ENERGY STAR certified by the EPA as having energy efficiency in the top 20% of buildings nationwide.

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

Employees

As of December 31, 2016, we employed approximately 600 people.

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

For more information, please contact:

Stuart McElhinney, Vice President, Investor Relations
(310) 255-7751
smcelhinney@douglasemmett.com

Item 1A. Risk Factors

The following risk factors are what we believe to be the most significant risk factors that could adversely affect our business and operations. This is not an exhaustive list, and additional risk factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment and new risk factors emerge from time to time. It is therefore not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements see “Forward Looking Statements” at the beginning of this Report.

Risks Related to Our Properties and Our Business

All of our properties, which we refer to as our Total Portfolio, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore exposed to greater risk than if we owned a more geographically diverse portfolio. Our properties in Los Angeles County are concentrated in certain submarkets, exposing us to risks associated with those specific areas.

Because of the geographic concentration of our properties, we are susceptible to adverse economic and regulatory developments, as well as natural disasters, in the markets and submarkets where we operate, including, for example, economic slowdowns, industry slowdowns, business downsizing, business relocations, increases in real estate and other taxes, changes in regulation, earthquakes, floods, droughts and wildfires. California is also regarded as being more litigious, regulated and taxed than many other states. Adverse developments in the markets and submarkets where we operate could adversely impact our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events could adversely affect our business. These events include, but are not limited to:

•	adverse changes in international, national or local economic conditions;

•	inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	adverse changes in financial conditions of actual or potential investors, buyers, sellers or tenants;

•	inability to collect rent from tenants;

•	competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and institutional investment funds;

•
reduced tenant demand for office space and residential units from (i) changes in space utilization, (ii) changes in the relative popularity of our properties, (iii) the type of space we provide or (iv) purchasing versus leasing;

•	increases in the supply of office space and residential units;

•	fluctuations in interest rates and the availability of credit, which could adversely affect our ability, or the ability of buyers and tenants, to obtain financing on favorable terms or at all;

•
increases in expenses (or our reduced ability to recover expenses from our tenants), including insurance costs, labor costs (such as the unionization of our employees or the employees of any parties with whom we contract for services to our buildings which could substantially increase our operating costs), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates;

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA; and

•	utility disruptions.

Periods of economic slowdown or recession, such as the global economic downturn in 2008 and 2009, rising interest rates or declining demand for real estate, continued legislative uncertainty related to federal and state spending and tax policy, or the public perception that any of these events may occur, could result in a general decline in occupancy and rental rates and property values and increased tenant defaults under existing leases.

If we cannot operate our properties effectively, or if we do not acquire desirable properties, and when appropriate dispose of properties, on favorable terms at appropriate times, it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We have a substantial amount of debt, which exposes us to interest rate fluctuation risk, which in turn could affect our ability to pay dividends, and could expose us to the risk of default under our debt obligations.

We have a substantial amount of debt and we may incur significant additional debt for various purposes, including, without limitation, to fund future property acquisitions and development activities, reposition properties and to fund our operations. See Note 7 to our consolidated financial statements in Item 15 of this Report for more detail regarding our consolidated debt. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

Our substantial indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially during economic downturns when credit is harder to obtain, could adversely affect us, including the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;

•	servicing our borrowings may leave us with insufficient cash to operate our properties or to pay the distributions necessary to maintain our REIT qualification;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate any restrictive covenants in our loan documents, which could entitle the lenders to accelerate our debt obligations;

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, the hedge agreements may not effectively hedge the interest rate fluctuation risk, and, upon the expiration of any hedge agreements we do have, we will be exposed to the then-existing market rates of interest and future interest rate volatility with respect to debt that is currently hedged; we could also be declared in default on our hedge agreements if we default on the underlying debt that we are hedging;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

•	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock. Any foreclosure on our properties could also create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience rent roll-down from time to time.

As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, general economic downturns, and the desirability of our properties compared to other properties in our submarkets, the rents that we realize on new leases could be less than our in-place rents. Rent roll-down could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

In order to successfully compete against other properties, we must spend money to maintain, repair, and renovate our properties, which reduces our cash flows.

If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to incur significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or rental rates, or deter existing tenants from relocating to properties owned by our competitors.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. The likelihood of such disasters may be increased as a result of climate changes. Adverse weather conditions and natural disasters could cause significant damage to the properties in our portfolio or to the economies of the regions in which they are located, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance coverage may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the US and the pricing thereof. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters.

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

New regulations in the submarkets that we operate that could require us to make safety improvements to our buildings, for example requiring us to retrofit our buildings to better withstand earthquakes, and the cost of complying with those regulations could materially and adversely affect our business, financial condition and results of operations.

Terrorism and war could harm our business and operating results.

The possibility of future terrorist attacks or war could have a negative impact on our operations, even if they are not directed at our properties and even if they never actually occur. Terrorist attacks can also substantially affect the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and have a negative impact on our operations.

Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems could harm our business and operating results.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could have an adverse effect on our results of operations, financial condition and cash flows by, for example:

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

We face intense competition, which could adversely impact the occupancy and rental rates of our properties.

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates that we currently charge our tenants, or if they offer tenants significant rent or other concessions, we may lose existing or potential tenants and may not be able to replace them, and we may be pressured to reduce our rental rates below those we currently charge or offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire, and this could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We may be unable to renew leases or lease vacant space.

As of December 31, 2016, 7.8% of the square footage in our total office portfolio was available for lease and 12.9% was scheduled to expire in 2017. As of December 31, 2016, 0.9% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio are renewable on an annual basis at the tenant’s option and, if not renewed, automatically convert to month-to-month terms. For more information about our leasing, see Item 2 “Properties” of this Report.

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rates or to terminate their leases prior to the expiration date thereof.

As part of our business strategy for our office portfolio, we focus on leasing to smaller-sized tenants, which may present greater credit risks because they are more susceptible to economic downturns than larger tenants, and may be more likely to cancel or not renew their leases. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates.

Any failure to renew leases or lease vacant space, and any decrease in the rental rates for our properties or increase in tenant incentives could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

Real estate investments are generally illiquid.

Our real estate investments are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment will generally occur upon disposition or refinancing of the underlying property. We may not be able to realize our investment objectives by sale or be able to refinance at attractive prices within any given period of time. We may also not be able to complete any exit strategy. Any number of factors could increase these risks, such as (i) weak market conditions, (ii) the lack of an established market for a property, (iii) changes in the financial condition or prospects of prospective buyers, (iv) changes in local, national or international economic conditions, and (v) changes in laws, regulations or fiscal policies. Furthermore, certain properties may be adversely affected by contractual rights, such as rights of first offer or ground leases.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. Persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using such property as collateral. Persons exposed to hazardous or toxic substances may sue for personal injury damages, for example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties have been (or may have been) impacted by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments. We cannot assure that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs and may find it difficult to sell any affected properties. See Note 17 to our consolidated financial statements in Item 15 of this Report for more detail regarding our buildings that contain asbestos.

We may incur significant costs complying with laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants, federal, state and local laws, ordinances, regulatory requirements, including permitting and licensing requirements, various environmental laws, the ADA and rent control laws. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations that increase such delays or result in additional costs will not be adopted. Under the ADA, our properties must meet federal requirements related to access and use by disabled persons to the extent that such properties are “public accommodations”. The costs of our on-going efforts to comply with these laws and regulations are substantial. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws and regulations, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral. Our failure to obtain required permits, licenses and zoning relief or to comply with applicable laws could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, including the cities of Los Angeles and Santa Monica where our properties are located, have enacted rent control legislation, and portions of the Honolulu multifamily market are subject to low- and moderate-income housing regulations. All but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations. Under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, however increases in rental rates for renewing tenants are limited by Los Angeles and Santa Monica rent control regulations. We have agreed to rent specified percentages of the units in our Honolulu multifamily portfolio to persons with income below specified levels in exchange for certain tax benefits. These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii) require us to incur costs for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines, other penalties and/or the loss of certain tax benefits and the forfeiture of rents.

We may be unable to complete acquisitions that would grow our business, or successfully integrate and operate acquired properties.

Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on favorable terms and to successfully integrate and operate them is subject to significant risks, including the following:

•	we may be unable to acquire desired properties because of competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and investment funds;

•	competition from other potential acquirers may significantly increase the purchase price of a desired property;

•	we may acquire properties that are not accretive to our results upon acquisition or we may not successfully manage and lease them up to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtained, the financing may not be on favorable terms;

•	cash flows from the acquired properties may be insufficient to service the related debt financing;

•	we may need to spend more than we budgeted to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential acquisitions that we do not close;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our senior management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	occupancy and rental rates of the acquired properties after an acquisition may prove to be less than expected; and

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We may be unable to successfully expand our operations into new markets and submarkets.

If the opportunity arises, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire, integrate and operate properties in our current markets is also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We are exposed to risks associated with property development.

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:

•
We may not complete a development or redevelopment project on schedule or within budgeted amounts (including as a result of risks beyond our control, such as weather, labor conditions or material shortages);

•	We may be unable to lease the developed or redeveloped properties at projected economic lease terms or within budgeted time frames;

•	We may expend funds on and devote time to development or redevelopment of properties that we may not complete;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations;

•	We may encounter delays, refusals and unforeseen cost increases resulting from third-party litigation or objections; and

•	We may fail to obtain the financial results expected from properties we develop or redevelop.
While we have developed and redeveloped properties in the past, we have only done so in a limited manner in recent years, which could adversely affect our ability to develop or redevelop properties or to achieve expected returns.
These risks could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We are exposed to certain risks when we participate in JVs or issue securities of our subsidiaries, including our Operating Partnership.

We have and may in the future develop or acquire properties with, or raise capital from, third parties through partnerships, JVs or other entities, or through acquiring or disposing of non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, JV or other entity. This may subject us to risks that may not be present with other methods of ownership, including for example the following:

•
We may not be able to exercise sole decision-making authority regarding the properties, partnership, JV or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•
Partners or co-venturers may default on their obligations including those related to capital contributions, debt financing or interest rate swaps, which could delay acquisition, construction or development of a property or increase our financial commitment to the partnership or JV;

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

•	We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

•	We may not be able to raise capital as needed from institutional investors or sovereign wealth funds, or on terms that are favorable.
These risks could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

If we default on the ground lease to which one of our properties is subject, our business could be adversely affected.

One of our properties is subject to a ground lease. If we default under the terms of the lease, we may be liable for damages and could lose our ownership interest in the property. If any of these events were to occur it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

We may not have sufficient cash available for distribution to stockholders at expected levels in the future.

Our annual distributions could exceed our cash generated from operations. If necessary, we may fund the difference from our existing cash balances or by incurring additional debt. Our inability to make, or election to not make, the expected distributions could result in a decrease in the market price of our common stock. If our available cash were to decline significantly below our taxable income, we could lose our REIT status unless we could borrow money to make such distributions or make any required distributions in common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.

We are required to pay real property taxes for our properties, which could increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. A potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. For a number of years, there have been various proposals in California to raise taxes to market values. As a result, the property taxes we pay could increase substantially from what we have paid in the past. If the property taxes we pay increase, it could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

We face risks associated with contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control.

The OFAC of the US Department of the Treasury maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). The OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons. Some of our agreements require us and the other party to comply with the OFAC Requirements. If a party with whom we contract is placed on the OFAC list we may be required by the OFAC regulations to terminate the agreement, which could result in a losses or a damage claim by the other party that the termination was wrongful.

Risks Related to Our Organization and Structure

Tax consequences to holders of OP Units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of our stockholders.

Some of our properties were contributed to us in exchange for units of our Operating Partnership. As a result of the unrealized built-in gain attributable to such properties at the time of their contribution, some holders of OP Units, including our executive officers, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our Operating Partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As a result, those holders may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all.

Our executive officers have significant influence over our affairs.

At December 31, 2016, our executive officers owned 5% of our outstanding common stock, but they would own 17% if they converted all of their OP Units into common stock and exercised all of their common stock options. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Our growth depends on external sources of capital which are outside of our control.

In order to qualify as a REIT, we are required under the Code to distribute annually at least 90% of our “REIT taxable income", determined without regard to the dividends paid deduction and by excluding any net capital gain. To the extent that we do not distribute all of our net long-term capital gain or at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition or development financing, from operating cash flows. Consequently, we expect to rely on third-party sources to fund some of our capital needs and we may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage, and any additional equity that we issue will cause dilution to our common stock. Our access to third-party sources of capital depends on many factors, some of which include:

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

We face risks associated with short-term liquid investments.

From time to time, we have significant cash balances that we invest in a variety of short-term money market fund investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments are not insured against loss of principal and there is no guarantee that our investments in these funds will be redeemable at par value. If we cannot liquidate our investments or redeem them at par we could incur losses and experience liquidity issues which could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

Our charter, the partnership agreement of our Operating Partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.

(i) Our charter contains a five percent ownership limit.

Our charter, subject to certain exceptions, contains restrictions on ownership that limit, and authorizes our directors to take such actions as are necessary and desirable to limit, any person to actual or constructive ownership of no more than five percent in value of the outstanding shares of our stock and no more than five percent of the value or number, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. The ownership limit contained in our charter and the restrictions on ownership of our common stock may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We have employment agreements with Jordan L. Kaplan, Kenneth M. Panzer and Kevin A. Crummy, which provide each executive with severance if they are terminated without cause or resign for good reason (including following a change of control), based on two or three times (depending on the officer) his annual total of salary, bonus and incentive compensation such as LTIP Units, options or outperformance grants. In addition, these executive officers would not be restricted from competing with us after their departure.

Our fiduciary duties as sole stockholder of the general partner of our Operating Partnership could create conflicts of interest.

As the sole stockholder of the general partner of our Operating Partnership, we have fiduciary duties to the other limited partners in our Operating Partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our Operating Partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our Operating Partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. The limited partners have the right to vote on certain amendments to the Operating Partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the Operating Partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

The loss of any member of our executive officers or certain other key senior personnel could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive officers. If we lose the services of any member of our executive officers, our business may be adversely impacted. Our executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including material weaknesses, in our internal control over financial reporting that may occur in the future could result in material misstatements in our financial reporting, which could result in restatements of our financial statements. Failure to maintain effective internal controls could cause us to not meet our reporting obligations, which could affect our ability to remain listed with the NYSE or result in SEC enforcement actions, and could cause investors to lose confidence in our reported financial information, which could have a negative impact on the market price of our common stock and our ability to raise capital.

Litigation could have an adverse effect on our business.

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. An unfavorable resolution of litigation could adversely affect our financial condition, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, and negatively impact the market price of our common stock. Even when there is a favorable outcome, litigation may result in substantial expenses and significantly divert the attention of our management with a similar adverse effect on our business.

New accounting pronouncements could adversely affect our operating results or the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the FASB and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. See "New Accounting Pronouncements" in Note 2 to our consolidated financial statements in Item 15 of this Report. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate or credit ratings.

Tax Risks Related to Ownership of REIT Shares

Our failure to qualify as a REIT would result in higher taxes and reduce cash available for dividends.

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we must satisfy on a continuing basis certain technical and complex income, asset, organizational, distribution, stockholder ownership and other requirements. See Item 1 "Business Overview" of this Report for more information regarding these tests. Our ability to satisfy these tests depends upon our analysis of and compliance with numerous factors, many of which are not subject to a precise determination and have only limited judicial and administrative interpretations, and which are not entirely within our control. Holding most of our assets through our Operating Partnership further complicates the application of the REIT requirements and a technical or inadvertent mistake could jeopardize our REIT status.  Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we will continue to qualify for taxation as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes.

If we were to fail to qualify as a REIT in any taxable year, and certain relief provisions did not apply, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders. Unless entitled to relief under certain Code provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

As a result of the above factors, our failure to qualify as a REIT could impair our ability to raise capital and expand our business, substantially reduce distributions to stockholders, result in us incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes, and adversely affect the market price of our common stock. One of our Funds, and two of our consolidated JVs, also own properties through one or more entities which are intended to qualify as REITs, and we may in the future use other structures that include REITs. The failure of any such entities to qualify as a REIT could have a similar impact on us.

If the Operating Partnership, or any of its subsidiaries, were treated as a regular corporation for federal income tax purposes, we could cease to qualify as a REIT.

Although we believe that the Operating Partnership and other subsidiary partnerships, limited liability companies, REIT subsidiaries, QRS and other subsidiaries (other than the TRS) in which we own a direct or indirect interest will be treated for tax purposes as a partnership, disregarded entity (e.g., in the case of a 100% owned limited liability company), REIT or QRS, as applicable, no assurance can be given that the IRS will not successfully challenge the tax classification of any such entity, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or other subsidiaries as entities taxable as a corporation for federal income tax purposes, we would likely fail to qualify as a REIT and it would significantly reduce the amount of cash available for distribution by such subsidiaries to us.

Even if we qualify as a REIT, we will be required to pay some taxes which reduces cash available for dividends.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent that we distribute less than 100% of our REIT taxable income (including capital gains). In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax. We have elected to treat several subsidiaries as TRS, and we may elect to treat other subsidiaries as TRS in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. In addition, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held primarily for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties. To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gains, in order to qualify as a REIT. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation. However, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, distribute amounts that could otherwise be used to fund our operations, capital expenditures, acquisitions or repayment of debt, or cause us to forego otherwise attractive opportunities in order to comply with the REIT requirements.

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

Legislative or other actions affecting REITs could have a negative effect on our investors or us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.

Federal income tax laws are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury. Changes to the laws, with or without retroactive application, could adversely affect us and our investors, and we cannot predict how changes in the laws could affect us and our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

This Item presents property level data for our Total Portfolio, except that we present our historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary

The table below presents submarket data for our total office portfolio as of December 31, 2016:

Submarket	Number of Properties	Rentable Square Feet	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(1)	Our Market Share in Submarket(1)

Beverly Hills(2)	9	1,863,488	10.5%	7,275,566	22.6%
Brentwood	15	2,052,964	11.6	3,446,845	59.6
Burbank	1	420,949	2.4	6,847,218	6.1
Century City	3	948,138	5.4	10,064,599	9.4
Honolulu	4	1,716,716	9.7	5,088,599	33.7
Olympic Corridor	5	1,139,057	6.4	3,408,039	33.4
Santa Monica	9	1,128,082	6.4	9,619,872	11.7
Sherman Oaks/Encino	12	3,471,575	19.6	6,179,129	56.2
Warner Center/Woodland Hills	3	2,822,807	16.0	7,227,247	39.1
Westwood	6	2,126,676	12.0	4,721,523	45.0
Total	67	17,690,452	100.0%	63,878,637	27.4%
____________________________________________________

(1)
Our market share in the submarket is calculated by dividing Rentable Square Feet by the submarket Rentable Square Feet. The submarket Rentable Square Feet is sourced from the 2016 fourth quarter CBRE Marketview report.

(2)
In our Beverly Hills submarket data we include one property consisting of approximately 216,000 square feet located just outside the Beverly Hills city limits. In calculating our percentage of the submarket, we have eliminated this property from both the numerator and the denominator for consistency with third party data.

Office Portfolio Percentage Leased and In-place Rents

The following table presents submarket leasing data for our total office portfolio as of December 31, 2016:

Submarket	Percent Leased(1)	Annualized Rent	Annualized Rent Per Leased Square Foot (2)

Beverly Hills	97.0%	$77,837,712	$44.03
Brentwood	93.6	74,272,049	39.98
Burbank	100.0	16,022,903	38.06
Century City	94.5	36,044,643	42.58
Honolulu(3)	89.3	47,971,368	33.04
Olympic Corridor	95.7	33,948,416	33.68
Santa Monica (4)	96.8	63,754,156	60.95
Sherman Oaks/Encino	90.8	104,171,085	34.30
Warner Center/Woodland Hills	88.2	67,244,700	28.38
Westwood	89.6	82,495,539	44.84
Total / Weighted Average	92.2%	$603,762,571	$38.59
______________________________________________________

(1)	Includes 321,358 square feet for signed leases not yet commenced at December 31, 2016, 124,952 square feet for building management use and a 216,575 square feet BOMA adjustment.

(2)	Represents annualized rent divided by leased square feet (excluding signed leases not commenced at December 31, 2016).

(3)	Includes $2,855,236 of annualized rent attributable to a health club that we operate.

(4)	Includes $2,228,661 of annualized rent attributable to our corporate headquarters.

Office Lease Diversification

The table below presents the diversification of leases in our total office portfolio as of December 31, 2016(1):

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,408	49.4%	$1,940,049	12.4%	$74,514,984	12.3%
2,501-10,000	1,075	37.7	5,278,845	33.7	200,534,799	33.2
10,001-20,000	235	8.3	3,229,652	20.7	123,509,919	20.5
20,001-40,000	98	3.4	2,634,536	16.8	103,415,976	17.1
40,001-100,000	29	1.0	1,601,307	10.2	65,673,192	10.9
Greater than 100,000	5	0.2	961,114	6.2	36,113,701	6.0
Total	2,850	100.0%	$15,645,503	100.0%	$603,762,571	100.0%
____________________________________________________

(1)	Our median tenant size is approximately 2,600 square feet and our average tenant size is approximately 5,500 square feet.

Largest Office Tenants

The table below presents the tenants in our total office portfolio paying 1% or more of our aggregate Annualized Rent as of December 31, 2016:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner(2)	2	2	2017-2019	430,810	2.4%	$16,333,703	2.7%
William Morris Endeavor(3)	1	1	2027	184,995	1.1	9,827,227	1.6
UCLA(4)	21	10	2017-2026	202,266	1.1	8,811,347	1.4
Equinox Fitness(5)	5	5	2018-2033	180,087	1.0	6,968,612	1.2
Total	29	18		998,158	5.6%	$41,940,889	6.9%
______________________________________________________

(1)	Expiration dates are per lease. Ranges reflect leases other than storage and similar leases.

(2)	The square footage under these leases expire as follows: 10,000 square feet in 2017 and 421,000 square feet in 2019.

(3)	Tenant has options to terminate 2,000 square feet in 2020 and 183,000 square feet in 2022.

(4)
The square footage under these leases expire as follows: 12,000 square feet in 2017, 45,000 square feet in 2018, 13,000 square feet in 2019, 39,000 square feet in 2020, 41,000 square feet in 2021 (tenant has an option to terminate 7,000 square feet in 2020), 36,000 square feet in 2022 (tenant has an option to terminate 24,000 square feet in 2020), and 15,000 square feet in 2026 (tenant has an option to terminate 15,000 square feet in 2023).

(5)	The square footage under these leases expire as follows: 44,000 square feet in 2018, 33,000 square feet in 2019, 42,000 square feet in 2020, 31,000 square feet in 2027 and 30,000 square feet in 2033.

Office Industry Diversification

The table below presents our tenant diversification by industry for our total office portfolio based on Annualized Rent as of December 31, 2016:

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	551	18.0%
Financial Services	377	14.2
Entertainment	201	12.9
Real Estate	259	10.3
Accounting & Consulting	360	9.8
Health Services	370	8.9
Retail	205	6.2
Technology	129	5.7
Insurance	106	4.7
Educational Services	46	2.9
Public Administration	94	2.5
Advertising	70	2.0
Other	82	1.9
Total	2,850	100.0%

Office Lease Expirations

The table below presents lease expirations for leases in place as of December 31, 2016 for our total office portfolio assuming non-exercise of renewal options and early termination rights:

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2016	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases(3)	80	300,259	1.7%	$9,803,372	1.6%	$32.65	$32.66
2017	576	2,284,574	12.9	82,221,433	13.6	35.99	36.50
2018	576	2,365,060	13.4	93,494,397	15.5	39.53	41.34
2019	455	2,214,506	12.5	83,818,030	13.9	37.85	40.61
2020	413	2,281,143	12.9	87,268,594	14.5	38.26	42.34
2021	329	1,964,727	11.1	76,769,053	12.7	39.07	44.21
2022	156	1,118,894	6.3	42,095,036	7.0	37.62	46.00
2023	95	1,039,800	5.9	38,349,743	6.4	36.88	44.31
2024	62	523,985	2.9	20,115,263	3.3	38.39	48.16
2025	38	494,710	2.8	23,004,431	3.8	46.50	60.25
2026	33	454,912	2.6	19,959,682	3.3	43.88	59.36
Thereafter	37	602,933	3.4	26,863,537	4.4	44.55	60.10
Subtotal	2,850	15,645,503	88.4%	603,762,571	100.0%	38.59	43.47
Signed leases not commenced		321,358	1.8
Available		1,382,064	7.8
Building management use		124,952	0.7
BOMA adjustment (4)		216,575	1.3
Total/Weighted Average	2,850	17,690,452	100.0%	$603,762,571	100.0%	$38.59	$43.47
_____________________________________________________

(1)	Represents annualized base rent divided by leased square feet.

(2)	Represents annualized base rent at expiration divided by leased square feet.

(3)	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.

(4)	Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

The table below presents information regarding leases that we signed for our total office portfolio:

	Year Ended December 31,
	2016	2015	2014
Renewals
Number of leases	419	419	424
Square feet	1,687,430	1,756,373	2,144,407
Tenant improvement costs per square foot (1)(2)	$13.49	$9.64	$11.83
Leasing commission costs per square foot (1)	$7.75	$7.20	$6.59
Total tenant improvement and leasing commission costs (1)	$21.24	$16.84	$18.42

New leases
Number of leases	307	303	309
Square feet	1,100,800	912,453	996,381
Tenant improvement costs per square foot (1)(2)	$26.52	$23.72	$25.18
Leasing commission costs per square foot (1)	$10.34	$9.44	$9.37
Total tenant improvement and leasing commission costs (1)	$36.86	$33.15	$34.55

Total
Number of leases	726	722	733
Square feet	2,788,230	2,668,826	3,140,788
Tenant improvement costs per square foot (1)(2)	$18.63	$14.46	$16.07
Leasing commission costs per square foot (1)	$8.77	$7.96	$7.47
Total tenant improvement and leasing commission costs (1)	$27.41	$22.42	$23.54
______________________________________________________

(1)	Tenant improvement and leasing commissions are listed in the calendar year in which the lease is signed, which may be different than the year in which they were actually paid.

(2)
Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.

Multifamily Portfolio

The tables below present data with respect to our multifamily portfolio as of December 31, 2016:

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Brentwood	5	950	28%
Honolulu(1)	3	1,550	47
Santa Monica	2	820	25
Total	10	3,320	100%

Submarket	Percent Leased	Annualized Rent	Monthly Rent per Lease Unit

Brentwood	99.7%	$29,198,220	$2,569
Honolulu	98.3	33,051,648	1,807
Santa Monica(2)	99.8	27,593,928	2,811
Total / Weighted Average	99.1%	$89,843,796	$2,276
_______________________________________________________

(1)	Sixteen units were removed during 2016 as a result of development activity.

(2)	Excludes 10,013 square feet of ancillary retail space, generating $370,885 of annualized rent.

Historical Capital Expenditures

The table below presents recurring capital expenditures for our consolidated office portfolio:

	Year Ended December 31,
Office	2016	2015	2014

Recurring capital expenditures(1)(2)	$3,061,304	$2,638,717	$2,621,991
Total square feet(2)	13,011,771	13,057,195	12,856,137
Recurring capital expenditures per square foot(2)	$0.24	$0.20	$0.20
____________________________________________________

(1)
Recurring capital expenditures are building improvements required to maintain current revenues once a property has been stabilized, generally excluding those for acquired buildings being stabilized, newly developed space and upgrades to improve revenues or operating expenses, as well as those resulting from casualty damage or bringing the property into compliance with governmental requirements.

(2)
Does not include recent acquisitions which have not yet been stabilized and for which the related capital expenditures are classified as non-recurring. For 2016, we excluded nine properties with a total of 2.9 million square feet; for 2015, we excluded three properties with a total of 634 thousand square feet; and for 2014, we excluded three properties with a total of 632 thousand square feet. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

The table below presents recurring capital expenditures for our multifamily portfolio:

	Year Ended December 31,
Multifamily	2016	2015	2014

Recurring capital expenditures(1)(2)	$1,563,445	$1,574,691	$1,336,465
Total units(2)	3,320	3,336	2,868
Recurring capital expenditures per unit(2)	$469	$472	$466
____________________________________________________

(1)
Recurring capital expenditures are make-ready costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. Historically, when a tenant has vacated one of these units, we have generally spent between approximately $36,000 to $44,000 per unit, depending on the unit size, to bring the unit up to our standards. We characterize these expenditures as non-recurring capital expenditures.

(2)
Does not include recent acquisitions which have not yet been stabilized and for which the related capital expenditures are classified as non-recurring. For 2014, we excluded a 468 unit multifamily property in Honolulu which was acquired at the very end of the year.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2016, the reported closing price of our common stock was $36.56. The following table presents our dividends declared, and the high and low prices for our common stock for the past two years as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016

Dividend declared	$0.22	$0.22	$0.22	$0.23
Common Stock Price
High	$31.00	$35.53	$38.71	$39.25
Low	$24.73	$29.82	$35.01	$33.78

2015

Dividend declared	$0.21	$0.21	$0.21	$0.22
Common Stock Price
High	$30.53	$30.92	$31.04	$32.32
Low	$27.41	$26.67	$26.86	$28.31

Holders of Record

We had 16 holders of record of our common stock on February 10, 2017. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2011 to December 31, 2016 with the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2011, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16

DEI	100.00	131.33	135.34	169.96	192.14	231.23
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
NAREIT Equity(1)	100.00	118.06	120.97	157.43	162.46	176.30
Peer group(2)	100.00	112.10	122.75	166.55	163.00	172.24

(1)	FTSE NAREIT Equity REITs index.

(2)	Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data on a historical basis, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included in Items 7 and 15 in this Report, respectively.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data (in thousands):
Total office revenues	$645,633	$540,975	$519,405	$514,583	$505,259
Total multifamily revenues	$96,918	$94,799	$80,117	$76,936	$73,723
Total revenues	$742,551	$635,774	$599,522	$591,519	$578,982
Operating income	$220,817	$189,527	$167,854	$178,691	$175,810
Net income attributable to common stockholders	$85,397	$58,384	$44,621	$45,311	$22,942
Per Share Data:
Net income attributable to common stockholders per share - basic	$0.569	$0.398	$0.309	$0.317	$0.163
Net income attributable to common stockholders per share - diluted	$0.554	$0.386	$0.300	$0.309	$0.161
Weighted average common shares outstanding (in thousands):
Basic	149,299	146,089	144,013	142,556	139,791
Diluted	153,190	150,604	148,121	145,844	142,278
Dividends declared per common share	$0.89	$0.85	$0.81	$0.74	$0.63

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (in thousands):
Total assets	$7,613,705	$6,066,161	$5,938,973	$5,830,044	$6,084,445
Secured notes payable and revolving credit facility, net	$4,369,537	$3,611,276	$3,419,667	$3,223,395	$3,421,778
Property Data:
Number of consolidated properties(1)	69	64	63	61	59
_________________________________________________________

(1)
All properties are wholly-owned by our Operating Partnership, except for seven office properties owned by our consolidated JVs. These properties do not include the eight properties owned by our unconsolidated Funds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this Report.  Our results of operations for the years ended December 31, 2016, 2015 and 2014 were affected by a number of property acquisitions and dispositions - see Note 3 to our consolidated financial statements in Item 15 of this Report for more information.

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
As of December 31, 2016, our portfolio consisted of the following:

	Consolidated(1)	Total Portfolio(2)
Office
Class A Properties(3)	59	67
Rentable square feet (in thousands)	15,867	17,690
Leased rate	92.1%	92.2%
Occupied rate	90.1%	90.4%

Multifamily
Properties	10	10
Units	3,320	3,320
Leased rate	99.1%	99.1%
Occupied rate	97.9%	97.9%

__________________________________________________

(1)
Our Consolidated Portfolio includes all of the properties included in our consolidated results. We own 100% of these properties except for seven office properties totaling approximately 2.3 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we earn ground rent income which are ground leased to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio plus eight properties totaling approximately 1.8 million square feet owned by our unconsolidated Funds, in which we own a weighted average of approximately 60% based on square footage. See Note 5 to our consolidated financial statements in Item 15 of this Report for our unconsolidated Funds' disclosures.

(3) Office portfolio includes ancillary retail space.

Annualized rent

Annualized rent from our Consolidated Portfolio was derived as follows as of December 31, 2016:

______

Acquisitions and Dispositions, Financings, Developments and Repositionings

Acquisitions and Dispositions

•
During the first quarter of 2016, a consolidated JV which we manage and and partly own acquired four Class A multi-tenant office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion.

•
During the second quarter of 2016, we sold a thirty-percent ownership interest in the consolidated JV that acquired the Westwood Portfolio to a third party investor for $241.1 million, which reduced our ownership interest in the JV from sixty-percent to thirty-percent.

•
During the third quarter of 2016, a consolidated JV which we manage and partly own acquired two Class A multi-tenant office properties located in Brentwood, California and Santa Monica, California for contract prices of $225.0 million and $139.5 million, respectively.

•
During the third quarter of 2016, we sold a thirty-five percent ownership interest in the consolidated JV that acquired the office properties in Brentwood and Santa Monica, California to a third party investor for $51.6 million, which reduced our ownership interest in the JV from fifty-five percent to twenty percent.

•
During the third quarter of 2016, we sold a 168,000 square foot Class A office property located in Sherman Oaks, California with a carrying value of $42.8 million for a contract price of $56.7 million, resulting in a net gain of $12.7 million after transaction costs of $1.2 million.

See Note 3 to our consolidated financial statements in Item 15 of this Report for more detail regarding our acquisitions and dispositions.

Financings

•
As part of the acquisition of the Westwood Portfolio during the first quarter of 2016, one of our consolidated JVs closed a seven-year, non-recourse $580.0 million interest-only term loan. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.37% per annum until March 2021 through an interest rate swap. The loan is secured by the Westwood Portfolio.

•
During the first quarter of 2016, one of our unconsolidated Funds closed a seven-year, non-recourse $110.0 million interest-only term loan. The loan bears interest at LIBOR + 1.40%, and has been effectively fixed at 2.30% per annum until March 2021 through an interest rate swap. The loan is secured by two office properties owned by that Fund.

•
During the second quarter of 2016, we closed a seven year, non-recourse, $360.0 million interest-only loan, which bears interest at LIBOR + 1.55%, and has been effectively fixed at 2.57% per annum until July 2021 through an interest rate swap. We used the proceeds to pay off a $256.1 million loan that was scheduled to mature in April 2018. The loan is secured by five office properties.

•
As part of the acquisition of office properties in Brentwood and Santa Monica, California during the third quarter of 2016, one of our consolidated JVs borrowed a total of $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan is secured by those properties.

•	During the third quarter of 2016, we paid off a $20.0 million loan scheduled to mature in December 2016.

•
During the third quarter of 2016, we sold 1.4 million shares of our common stock in open market transactions under our ATM program for net proceeds of approximately $49.4 million after commissions and other expenses.

•
During the fourth quarter of 2016, we closed a seven-year, non-recourse, $220 million interest-only loan which bears interest at LIBOR + 1.70%, and has been effectively fixed at 3.62% per annum until December 2021 through an interest rate swap.  The loan is secured by a pool of six office properties. We also closed a seven-year, non-recourse, $300 million interest-only loan which bears interest at LIBOR + 1.55%, and has been effectively fixed at 3.46% per annum until January 2022 through an interest rate swap.  The loan is secured by a single office property and associated retail space. We used the proceeds of these loans and cash on hand to pay off a $530.0 million loan that was scheduled to mature in August 2018.

•	During the fourth quarter of 2016, we paid off a $15.7 million loan scheduled to mature in 2017.

See Notes 7 and 10 to our consolidated financial statements in Item 15 of this Report for more detail regarding our debt and equity, respectively.

Developments
We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, which we expect will cost approximately $120 million excluding the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool.

•
In West Los Angeles, we are seeking to build a high-rise apartment building with 376 apartments. Development in our markets, particularly West Los Angeles, remains a long and uncertain process. If the entitlement process is successful we do not expect to break ground in Los Angeles before late 2017. We expect the cost of the development to be approximately $120 million to $140 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

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

In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of December 31, 2016, we were repositioning two properties: (i) a 661,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) a 79,000 square foot office property in Honolulu, Hawaii, owned by a consolidated JV in which we own a two-thirds interest.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Year Ended December 31,
Historical straight-line rents:(1)	2016	2015	2014	2013	2012

Average rental rate(2)	$43.21	$42.65	$35.93	$34.72	$32.86
Annualized lease transaction costs(3)	$5.74	$4.77	$4.66	$4.16	$4.06

___________________________________________________

(1)
Because straight-line rent takes into account the full economic value of each lease, including rent concessions and escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease. However, care should be taken in any comparison, as the averages are often significantly affected from period to period by factors such as the buildings, submarkets, and types of space and terms involved in the leases executed during the respective reporting period.

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

Office Rent Roll Up

•
Annual straight-line rent roll up. The average straight-line rent of $43.21 per square foot under new and renewed leases that we signed during 2016 was 27.4% greater than the average straight-line rent of $33.91 per square foot on the expiring leases for the same space.  The rent roll up reflects continuing increases in average starting rental rates and more leases containing annual rent escalations in excess of 3% per annum.

•
Annual cash rent roll up. The average starting cash rental rate of $41.30 per square foot under new and renewed leases that we signed during 2016 was 25.3% greater than the average starting cash rental rate of $32.97 per square foot on the expiring leases for the same space, and 10.9% greater than the average ending cash rental rate of $37.25 per square foot on those expiring leases.

Our office rent roll up can fluctuate from period to period as a result of changes in the submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Office Lease Expirations

As of December 31, 2016, assuming non-exercise of renewal options and early termination rights, we expect to see expiring cash rents in our total office portfolio as presented in the graph below:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2013, 2014, and 2015 with the same remaining duration as the leases for the labeled year had at December 31, 2016. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
Average annual rental rate - new tenants:	2016	2015	2014	2013	2012

Rental rate(1)	$28,435	$27,936	$28,870	$27,392	$26,308

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of the 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll Up

During 2016, average rent on leases to new tenants at our residential properties were 2.5% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2016	2015	2014	2013	2012

Office portfolio	90.4%	91.2%	90.5%	90.4%	89.6%
Multifamily portfolio	97.9%	98.0%	98.2%	98.7%	98.7%

	Year Ended December 31,
Average Occupancy Rates(1)(2):	2016	2015	2014	2013	2012

Office portfolio	90.6%	90.9%	90.0%	89.7%	88.3%
Multifamily portfolio	97.6%	98.2%	98.5%	98.6%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of 2016 to 2015

Revenues

Office Rental Revenue:  Office rental revenue increased by $85.8 million, or 20.8%, to $498.2 million for 2016, compared to $412.4 million for 2015.  The increase was primarily due to rental revenues of $77.2 million from properties that we acquired in 2015 and 2016 and an increase in rental revenues of $9.4 million from the properties that we owned throughout both periods, partially offset by a decrease of $0.8 million in rental revenues from a property that we sold during 2016. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to an increase in rental rates, which was partially offset by a decrease of $4.0 million in the accretion from below-market leases. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Office Tenant Recoveries:  Office tenant recoveries increased by $3.7 million, or 8.6%, to $46.8 million for 2016, compared to $43.1 million for 2015.  The increase was primarily due to tenant recoveries of $4.4 million from properties that we acquired in 2015 and 2016, partially offset by a decrease of $0.7 million in tenant recoveries for the properties that we owned throughout both periods. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower current period recoveries as a result of lower recoverable operating costs.

Office Parking and Other Income: Office parking and other income increased by $15.2 million, or 17.8%, to $100.6 million for 2016, compared to $85.4 million for 2015. The increase was primarily due to parking and other income of $10.4 million from properties that we acquired in 2015 and 2016, and an increase of $4.9 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease in parking and other income of $0.2 million from a property that we sold during 2016. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue increased by $2.1 million, or 2.2%, to $96.9 million for 2016, compared to $94.8 million for 2015.  The increase was primarily due to increases in rental rates.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $28.0 million, or 15.0%, to $214.5 million for 2016, compared to $186.6 million for 2015. The increase was due to rental expenses of $30.2 million from properties that we acquired in 2015 and 2016, partially offset by a decrease of $1.7 million from properties that we owned throughout both periods and a decrease of $0.5 million from a property that we sold during 2016. The decrease from properties that we owned throughout both periods was primarily due to a decrease in utilities expense.

Multifamily Rental Expenses:  Multifamily rental expenses decreased by $0.5 million, or 2.3%, to $23.3 million for 2016, compared to $23.9 million for 2015.  The decrease was primarily due to excise tax refunds.

General and Administrative Expenses:  General and administrative expenses increased by $4.5 million, or 14.6%, to $35.0 million for 2016, compared to $30.5 million for 2015. The increase was primarily due to payroll taxes of $1.5 million related to the exercise of options as well as a $2.2 million increase in equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $43.6 million, or 21.2%, to $248.9 million for 2016, compared to $205.3 million for 2015. The increase was primarily due to depreciation and amortization of $40.4 million from properties that we acquired in 2015 and 2016.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $6.5 million, or 42.5%, to $8.8 million for 2016, compared to $15.2 million for 2015, and other expenses increased by $139 thousand, or 2.1% to $6.6 million for 2016 compared to $6.5 million for 2015. The decrease in other income was primarily due to $6.6 million of accelerated accretion that we recognized related to an above- market ground lease for which we acquired the underlying fee interest in the land in the first quarter of 2015. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition of the fee interest.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our unconsolidated Funds increased by $0.1 million, or 1.5%, to $7.8 million for 2016 compared to $7.7 million for 2015. The increase was primarily due to an increase in rental revenues, which primarily reflects an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest Expense:  Interest expense increased by $10.7 million, or 7.9%, to $146.1 million for 2016, compared to $135.5 million for 2015.  The increase was due to interest expense of $14.2 million on our new debt related to our JV acquisitions in 2016, partially offset by a decrease in interest expense of $3.5 million on our remaining debt as a result of refinancing at lower interest rates in 2015 and 2016. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Acquisition-related Expenses: Acquisition expenses include the costs of acquisitions that we close, as well as those that we do not close. Acquisition expenses increased by $1.1 million to $2.9 million for 2016 compared to $1.8 million for 2015. The increase reflects six office properties that our consolidated JVs acquired in 2016 compared to only one office property that we acquired in 2015. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our completed acquisitions.

Gains on sales of investments in real estate: During 2016, we sold a thirty-percent ownership interest in one of our consolidated JVs to a third party investor and recognized a gain of $1.1 million, we sold a thirty-five percent ownership interest in one of our consolidated JVs to a third party investor and recognized a gain of $0.6 million, and we sold an office property and recognized a gain of $12.7 million. See Note 3 to our consolidated financial statements in Item 1 of this Report for more detail regarding our sales of ownership interests in our consolidated JVs to third party investors and property dispositions.

Comparison of 2015 to 2014

Revenues

Office Rental Revenue: Office rental revenue increased by $15.9 million, or 4.0%, to $412.4 million for 2015 compared to $396.5 million for 2014. The increase was primarily due to an increase in rental revenue of $11.7 million from properties that we acquired in 2014 and 2015, as well as an increase in rental revenues of $4.2 million for the properties that we owned throughout both periods. The increase in rental revenue from the properties that we owned throughout both periods was primarily due to an increase in occupancy and rental rates, which was partially offset by a decrease of $1.8 million in the accretion from below-market tenant leases and a decrease of $1.3 million in lease termination revenue.

Office Tenant Recoveries: Office tenant recoveries decreased by $1.3 million, or 3.0%, to $43.1 million for 2015 compared to $44.5 million for 2014. The decrease was primarily due to a decrease of $2.4 million in tenant recoveries for the properties that we owned throughout both periods, partially offset by tenant recoveries of $1.1 million from properties that we acquired in 2014 and 2015. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower income from current period recoveries as a result of lower recoverable operating costs, and lower income from prior period reconciliations.

Office Parking and Other Income: Office parking and other income increased by $7.0 million, or 8.9%, to $85.4 million for 2015 compared to $78.4 million for 2014. The increase was primarily due to an increase of $4.7 million in parking and other income from properties that we owned during both periods, as well as parking and other income of $2.2 million from properties that we acquired in 2014 and 2015. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

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

Operating Expenses

Office Expenses: Office rental expenses increased by $5.4 million, or 3.0%, to $186.6 million for 2015 compared to $181.2 million for 2014.  The increase was primarily due to rental expenses of $5.2 million from properties that we acquired in 2014 and 2015.

Multifamily Expenses: Multifamily rental expenses increased by $3.2 million, or 15.5%, to $23.9 million for 2015 compared to $20.7 million for 2014. The increase was due to rental expenses of $3.3 million from a property that we acquired in the fourth quarter of 2014.

General and Administrative Expenses:  General and administrative expenses increased by $3.2 million, or 11.6%, to $30.5 million for 2015, compared to $27.3 million for 2014. The increase was primarily due to an increase in employee compensation.

Depreciation and Amortization: Depreciation and amortization expense increased by $2.8 million, or 1.4%, to $205.3 million for 2015 compared to $202.5 million for 2014.  The increase was primarily due to depreciation and amortization of $8.8 million from properties that we acquired in 2014 and 2015, partly offset by a decrease in depreciation and amortization of $5.9 million from properties that we owned throughout both periods. The decrease in depreciation and amortization for the properties that we owned throughout both periods primarily reflects depreciation in 2014 of a building in West Los Angeles on the site where we plan to build a new apartment building, which was fully depreciated at the end of 2014 when it was taken out of service.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income decreased by $2.4 million, or 13.8%, to $15.2 million for 2015 compared to $17.7 million for 2014, and other expenses decreased by $0.6 million, or 8.8%, to $6.5 million for 2015 compared to $7.1 million for 2014. In 2014, other income included $6.2 million of property insurance recoveries and $2.2 million of accelerated accretion related to an above-market ground lease, and in 2015, other income included $6.6 million of accelerated accretion related to the ground lease and only $0.1 million related to property insurance recoveries. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding the acquisition in 2015 of the land fee related to the ground lease.

Income, including Depreciation, from Unconsolidated Real Estate Funds: Our share of the income, including depreciation, from our Funds increased by $4.0 million or 107.2%, to $7.7 million for 2015 compared to $3.7 million for 2014. The increase was primarily due to an increase in the revenues of our Funds due to increased occupancy and rental rates, as well as property tax refunds. See Note 5 to our consolidated financial statements in Item 15 of this Report for more information regarding our Funds.

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

Acquisition-Related Expenses: Acquisition expenses, which include the costs of both the acquisitions that we close and those we do not close. Acquisition expense increased by $1.0 million, or 125%, to $1.8 million for 2015 compared to $0.8 million in 2014. The increase was primarily due to acquisitions costs related to the acquisition of the Westwood Portfolio. See Note 3 to our consolidated financial statements in Item 15 of this Report for information regarding our completed acquisitions.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

Many investors use FFO as one performance measure to compare the operating performance of REITs.  FFO represents net income (loss), computed in accordance with GAAP, excluding (i) gains (or losses) from sales of depreciable operating property, (ii) impairments of depreciable operating property, (iii) real estate depreciation and amortization (other than amortization of deferred financing costs), and (iv) the same adjustments for unconsolidated funds and consolidated JVs.  We calculate FFO in accordance with the standards established by NAREIT. Like any metric, FFO has limitations as a measure of our performance, because it excludes depreciation and amortization, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our operating results.  Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance.  FFO should not be used as a measure of our liquidity, nor is it indicative of cash available to fund our cash needs, including our ability to pay dividends.  FFO should not be used as a supplement or substitute measure for cash flow from operating activities computed in accordance with GAAP.

Comparison of Results

Our FFO increased by $35.8 million, or 12.4%, to $325.7 million for 2016 compared to $289.9 million for 2015. Excluding $6.6 million of accelerated non-cash accretion of an above-market ground lease from the acquisition of the Harbor Court Land in 2015, our FFO increased by $42.4 million or 15.0%, which was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions and (ii) an increase in operating income from our multifamily portfolio due to higher rental rates, partially offset by increases in (a) general and administrative expenses due to an increase in equity compensation and payroll taxes related to stock option exercises, (b) interest expense due to new JV debt related to acquisitions and (c) acquisition-related expenses related to JV acquisitions.

Our FFO increased by $18.9 million, or 7.0%, to $289.9 million for 2015 compared to $271.0 million for 2014. Excluding $6.6 million of accelerated non-cash accretion of an above-market ground lease from the acquisition of the Harbor Court Land in 2015, our FFO increased by $12.3 million or 4.5%, which was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions and higher occupancy and rental rates for properties that we owned throughout both periods, (ii) an increase in operating income from our multifamily portfolio due to an acquisition and higher rental rates for properties that we owned throughout both periods and (iii) an increase in our share of the FFO of our unconsolidated funds, partially offset by (iv) an increase in general and administrative expenses due to increased employee compensation and (v) an increase in interest expense due to higher debt balances and loan costs.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (which reflects the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership, which includes our share of our consolidated JVs and our unconsolidated Funds) to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
	2016	2015	2014

Net income attributable to common stockholders	$85,397	$58,384	$44,621
Depreciation and amortization of real estate assets	248,914	205,333	202,512
Net income attributable to noncontrolling interests	10,693	10,371	8,233
Adjustments attributable to unconsolidated funds (1)	16,016	15,919	15,697
Adjustments attributable to consolidated JVs (1)	(20,961)	(97)	(27)
Gain on sale of investment in real estate	(14,327)	—	—
FFO	$325,732	$289,910	$271,036

___________________________________________________
(1) Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets, and for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Financing Activity in 2016

See "Acquisitions and Dispositions, Financings, Developments and Repositionings" above for a discussion of our financing activities during 2016.

Short term liquidity

Excluding potential acquisitions and debt refinancings, we expect to meet our short term liquidity requirements, which includes our development projects, repositioning of properties and non-recurring capital expenditures, through cash on hand, cash generated by operations, and as necessary, our revolving credit facility.  See Note 7 to our consolidated financial statements in Item 15 of this Report for more information regarding our revolving credit facility. See "Acquisitions and Dispositions, Financings, Developments and Repositionings" for more information regarding our developments.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and debt refinancings. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements due to the nature of our business and the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured indebtedness, the issuance of equity securities, including OP Units, property dispositions and JV transactions. We also have an ATM program which would allow us, subject to market conditions, to sell up to $350 million in common stock as of the date of this Report.

Contractual obligations

The table below presents (in thousands) our contractual obligations as of December 31, 2016:

	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	Thereafter

Term loan principal payments(1)	$4,408,083	$20,410	$1,402,192	$683,080	$2,302,401
Ground lease payments(2)	51,309	733	1,466	1,466	47,644
Purchase commitments related to in progress capital expenditures and tenant improvements	3,565	3,565	—	—	—
Total	$4,462,957	$24,708	$1,403,658	$684,546	$2,350,045

____________________________________________________

(1)
Reflects the future principal payments due on our secured notes payable and revolving credit facility excluding any maturity extension options. For the interest rates that determine our periodic interest payments see Note 7 to our consolidated financial statements in Item 15 of this Report.

(2)	Reflects the future minimum ground lease payments. See Note 16 to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2016 to 2015

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs. Net cash provided by operating activities increased by $68.0 million to $339.4 million for 2016 compared to $271.4 million for 2015. The increase was primarily due to (i) an increase in cash operating income from our office portfolio due to acquisitions, (ii) an increase in cash operating income from our multifamily portfolio due to higher rental rates, partially offset by (a) an increase in general and administrative expenses due to payroll taxes from the exercise of options, (b) an increase in cash interest expense due to new JV debt related to acquisitions, and (c) an increase in acquisition-related expenses due to new JV acquisitions. See Note 3 to our consolidated financial statements in Item 15 of this Report for information regarding our acquisitions.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities increased by $1.13 billion to $1.37 billion for 2016 compared to $231.6 million for 2015. The increase primarily reflects the expenditure of $1.62 billion for acquisitions by our consolidated joint ventures, partially offset by proceeds of $348.2 million from the sales of investments in real estate.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively. Net cash provided by financing activities increased by $994.7 million to $1.04 billion for 2016 compared to $43.1 million for 2015, respectively. The increase primarily reflects an increase in net borrowings of $575.0 million, which was primarily due to new non-recourse borrowings for our consolidated JVs that acquired six properties in 2016, and equity contributed by noncontrolling interests to those consolidated JVs of $459.8 million.

Off-Balance Sheet Arrangements

Debt of our Unconsolidated Funds

Our unconsolidated Funds have their own non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2016, all of the obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Funds and Funds' debt, see Notes 5 and 17, respectively, to our consolidated financial statements in Item 15 of this Report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Below is a list of our critical accounting policies, which are the policies that we believe require the most significant estimates. See Note 2 to our consolidated financial statements included in Item 15 of this Report for the summary of our significant accounting policies.

Investment in Real Estate

We estimate the purchase price allocation of acquired properties, which is based upon our estimates of future cash flows and other valuation techniques, to allocate the purchase price among; (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, and (iv) acquired above- and below-market ground and tenant leases.

We estimate the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease.

These estimates require significant judgment, involve complex calculations, and the allocations have a direct and material impact on our results of operations because, for example, (i) there would be less depreciation if we allocate more value to land (which is not depreciated), or (ii) if we allocate more value to buildings than to tenant improvements, the depreciation would be recognized over a much longer time period, because buildings are depreciated over a longer time period than tenant improvements. In accordance with GAAP, we may change our initial purchase price allocation up to 12 months from the acquisition date. See Note 3 to our consolidated financial statements in Item 15 of this report for details regarding our acquisitions. We did not materially change any of our initial purchase price allocations for acquisitions during 2016, 2015 or 2014.

Impairment of Long-Lived Assets

We periodically assess whether there has been impairment in the value of our long-lived assets, which includes our investment in real estate and our investment in our Funds, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We record assets that we have determined to dispose of at the lower of carrying value or estimated fair value, less costs to sell.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of an investment in real estate or in one of our Funds, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the property or investment. These losses have a direct impact on our net income, because recording an impairment loss would reduce our net income, and these losses could be material. We may similarly recognize a material impairment loss for real estate held for sale, which is required to be recorded at the lower of carrying value or estimated fair value, less costs to sell.

The determination of future cash flows and the applicable discount rates is highly subjective, and is based in part on assumptions regarding future occupancy, rental rates and operating costs, which could differ materially from actual results in future periods. Our evaluation of market conditions, with regards to assets we intend to dispose of, requires significant judgment, and our expectations could differ materially from actual results. We did not record any impairment charges with respect to our investment in real estate or our Funds during 2016, 2015 or 2014.

Revenue Recognition

Estimated tenant recoveries for recoverable operating expenses are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any adjustments. These estimates require significant judgment, and involve complex calculations. If our estimates prove to be incorrect, then we could have adjustments to our tenant recoveries in future reporting periods when we perform our reconciliations, and these adjustments could be material to our revenues and net income. Calculating tenant reimbursement revenue requires an in-depth analysis of the complex terms of each underlying lease. Examples of judgments and estimates used when determining the amounts recoverable include:

•	estimating the final expenses that are recoverable;

•	estimating the fixed and variable components of operating expenses for each building;

•	conforming recoverable expense pools to those used in establishing the base year for the applicable underlying lease; and

•	concluding whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

The impact of revising our tenant recoveries revenue estimate by 5% would result in a change to our tenant recoveries revenue of $158 thousand, $128 thousand and $63 thousand during 2016, 2015 and 2014, respectively. See Note 2 to our consolidated financial statements in Item 15 of this report for more information regarding our revenues.

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

As of December 31, 2016, 2015 and 2014, the total of our allowances for tenant receivables and deferred rent receivables was $7.8 million, $8.3 million and $7.8 million, respectively. The impact of revising the allowances by 5% would result in a change to our revenues of $390 thousand, $414 thousand and $391 thousand during 2016, 2015 and 2014, respectively. See Note 2 to our consolidated financial statements in Item 15 of this Report for our disclosures regarding these allowances.

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

Total net stock-based compensation expense for equity grants was $17.4 million, $15.2 million and $13.7 million during 2016, 2015 and 2014, respectively. The impact of revising the discount rate by 5% would result in a change to our total net stock-based compensation expense of approximately $872 thousand, $762 thousand and $686 thousand during 2016, 2015 and 2014, respectively. See Note 12 to our consolidated financial statements in Item 15 of this report for our stock-based compensation disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments does expose us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives.

At December 31, 2016, 6.6% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of approximately $1.5 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2016.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2016 (in thousands, except exercise price):

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Stock-based compensation plans approved by stockholders	3,969	$12.43	6,934

For a description of our 2016 Omnibus Stock Incentive Plan, see Note 12 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2016.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Transactions With Related Persons”, “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees” and “Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2016.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 17, 2017		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 17, 2017.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, CEO and Director (Principal Executive Officer)

/s/ MONA M. GISLER
Mona M. Gisler	CFO (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	COO and Director

/s/ CHRISTOPHER H. ANDERSON
Christopher H. Anderson	Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ MONA M. GISLER
Mona M. Gisler
CFO

February 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Douglas Emmett, Inc.
We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Douglas Emmett, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Douglas Emmett, Inc.
We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Douglas Emmett, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Douglas Emmett, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 17, 2017

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Investment in real estate:
Land	$1,022,340	$897,916
Buildings and improvements	7,221,124	5,644,546
Tenant improvements and lease intangibles	696,197	696,647
Property under development	58,459	26,900
Investment in real estate, gross	8,998,120	7,266,009
Less: accumulated depreciation and amortization	(1,789,678)	(1,687,998)
Investment in real estate, net	7,208,442	5,578,011
Real estate held for sale, net	—	42,943
Cash and cash equivalents	112,927	101,798
Tenant receivables, net	2,165	1,907
Deferred rent receivables, net	93,165	79,837
Acquired lease intangible assets, net	5,147	4,484
Interest rate contract assets	35,656	4,830
Investment in unconsolidated real estate funds	144,289	164,631
Other assets	11,914	87,720
Total assets	$7,613,705	$6,066,161

Liabilities
Secured notes payable and revolving credit facility, net	$4,369,537	$3,611,276
Interest payable, accounts payable and deferred revenue	75,229	57,417
Security deposits	45,990	38,683
Acquired lease intangible liabilities, net	67,191	28,605
Interest rate contract liabilities	6,830	16,310
Dividends payable	34,857	32,322
Total liabilities	4,599,634	3,784,613

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 151,530,210 and 146,919,187 outstanding at December 31, 2016 and December 31, 2015, respectively	1,515	1,469
Additional paid-in capital	2,725,157	2,706,753
Accumulated other comprehensive income (loss)	15,156	(9,285)
Accumulated deficit	(820,685)	(772,726)
Total Douglas Emmett, Inc. stockholders' equity	1,921,143	1,926,211
Noncontrolling interests	1,092,928	355,337
Total equity	3,014,071	2,281,548
Total liabilities and equity	$7,613,705	$6,066,161

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Office rental
Rental revenues	$498,214	$412,448	$396,524
Tenant recoveries	46,847	43,139	44,461
Parking and other income	100,572	85,388	78,420
Total office revenues	645,633	540,975	519,405

Multifamily rental
Rental revenues	89,996	87,907	74,289
Parking and other income	6,922	6,892	5,828
Total multifamily revenues	96,918	94,799	80,117

Total revenues	742,551	635,774	599,522

Operating Expenses
Office expenses	214,546	186,556	181,160
Multifamily expenses	23,317	23,862	20,664
General and administrative	34,957	30,496	27,332
Depreciation and amortization	248,914	205,333	202,512
Total operating expenses	521,734	446,247	431,668

Operating income	220,817	189,527	167,854

Other income	8,759	15,228	17,675
Other expenses	(6,609)	(6,470)	(7,095)
Income, including depreciation, from unconsolidated real estate funds	7,812	7,694	3,713
Interest expense	(146,148)	(135,453)	(128,507)
Acquisition-related expenses	(2,868)	(1,771)	(786)
Income before gains	81,763	68,755	52,854
Gains on sales of investments in real estate	14,327	—	—
Net income	96,090	68,755	52,854
Less: Net income attributable to noncontrolling interests	(10,693)	(10,371)	(8,233)
Net income attributable to common stockholders	$85,397	$58,384	$44,621

Net income attributable to common stockholders per share – basic	$0.569	$0.398	$0.309
Net income attributable to common stockholders per share – diluted	$0.554	$0.386	$0.300

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$96,090	$68,755	$52,854
Other comprehensive income: cash flow hedges	40,474	24,850	25,045
Comprehensive income	136,564	93,605	77,899
Less: comprehensive income attributable to noncontrolling interests	(26,726)	(14,417)	(12,813)
Comprehensive income attributable to common stockholders	$109,838	$79,188	$65,086

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Shares of Common Stock
Balance at beginning of period	146,919	144,869	142,605
Conversion of OP Units	1,753	1,776	2,224
Issuance of common stock	1,400	—	—
Exercise of stock options	1,458	274	40
Balance at end of period	151,530	146,919	144,869

Common Stock
Balance at beginning of period	$1,469	$1,449	$1,426
Conversion of OP Units	17	17	22
Issuance of common stock	14	—	—
Exercise of stock options	15	3	1
Balance at end of period	$1,515	$1,469	$1,449

Additional Paid-in Capital
Balance at beginning of period	$2,706,753	$2,678,798	$2,653,905
Conversion of OP Units	23,043	23,686	30,013
Repurchase of OP Units	(498)	—	(1,197)
Repurchase of stock options	—	—	(4,524)
Issuance of common stock	49,365	—	—
Exercise of stock options	(53,506)	4,269	601
Balance at end of period	$2,725,157	$2,706,753	$2,678,798

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(9,285)	$(30,089)	$(50,554)
Cash flow hedge adjustment	24,441	20,804	20,465
Balance at end of period	$15,156	$(9,285)	$(30,089)

Accumulated Deficit
Balance at beginning of period	$(772,726)	$(706,700)	$(634,380)
Net income attributable to common stockholders	85,397	58,384	44,621
Dividends	(133,356)	(124,410)	(116,941)
Balance at end of period	$(820,685)	$(772,726)	$(706,700)

Noncontrolling Interests
Balance at beginning of period	$355,337	$370,266	$396,811
Net income attributable to noncontrolling interests	10,693	10,371	8,233
Cash flow hedge fair value adjustment	16,033	4,046	4,580
Contributions	459,752	—	290
Sales of equity interests in consolidated JVs	291,028	—	—
Distributions	(35,478)	(23,265)	(22,813)
Issuance of OP Units for cash	—	1,000	—
Conversion of OP Units	(23,060)	(23,703)	(30,035)
Repurchase of OP Units	(328)	—	(1,629)
Stock-based compensation	18,951	16,622	14,829
Balance at end of period	$1,092,928	$355,337	$370,266

Total Equity
Balance at beginning of period	$2,281,548	$2,313,724	$2,367,208
Net income	96,090	68,755	52,854
Cash flow hedge fair value adjustment	40,474	24,850	25,045
Issuance of common stock	49,379	—	—
Issuance of OP Units for cash	—	1,000	—
Repurchase of OP Units	(826)	—	(2,826)
Repurchase of stock options	—	—	(4,524)
Exercise of stock options	(53,491)	4,272	602
Contributions	459,752	—	290
Sales of equity interests in consolidated JVs	291,028	—	—
Dividends	(133,356)	(124,410)	(116,941)
Distributions	(35,478)	(23,265)	(22,813)
Stock-based compensation	18,951	16,622	14,829
Balance at end of period	$3,014,071	$2,281,548	$2,313,724

Dividends declared per common share	$0.89	$0.85	$0.81

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$96,090	$68,755	$52,854
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(7,812)	(7,694)	(3,713)
Gain from insurance recoveries for damage to real estate	—	(82)	(6,621)
Gains on sales of investments in real estate	(14,327)	—	—
Depreciation and amortization	248,914	205,333	202,512
Net accretion of acquired lease intangibles	(18,198)	(19,100)	(16,084)
Straight-line rent	(13,599)	(4,840)	(5,335)
Increase (decrease) in the allowance for doubtful accounts	422	223	(461)
Deferred loan costs amortized and written off	8,927	6,969	4,097
Non-cash market value adjustments on interest rate contracts	(196)	(66)	50
Amortization of stock-based compensation	17,448	15,234	13,722
Operating distributions from unconsolidated real estate funds	2,668	1,068	909
Change in working capital components:
Tenant receivables	(680)	13	78
Interest payable, accounts payable and deferred revenue	10,712	4,557	2,668
Security deposits	7,307	1,233	1,980
Other assets	1,773	(176)	59
Net cash provided by operating activities	339,449	271,427	246,715

Investing Activities
Capital expenditures for improvements to real estate	(91,826)	(75,541)	(84,444)
Capital expenditures for developments	(27,720)	(3,720)	(4,259)
Insurance recoveries for damage to real estate	—	82	6,506
Property acquisitions	(1,619,759)	(89,906)	(220,469)
Deposits for property acquisitions	—	(75,000)	(2,500)
Proceeds from sale of investments in real estate, net	348,203	—	—
Note receivable	—	—	(27,500)
Proceeds from repayment of note receivable	—	1,000	—
Loans to related parties	—	(2,000)	—
Loan payments received from related parties	763	2,719	1,187
Contributions to unconsolidated real estate funds	—	(11)	—
Capital distributions from unconsolidated real estate funds	24,170	10,788	11,514
Net cash used in investing activities	(1,366,169)	(231,589)	(319,965)

Financing Activities
Proceeds from borrowings	2,109,500	1,614,400	551,000
Repayment of borrowings	(1,335,580)	(1,415,528)	(356,850)
Loan cost payments	(24,586)	(14,232)	(1,974)
Contributions from noncontrolling interests in consolidated JVs	459,752	—	290
Distributions paid to noncontrolling interests	(35,478)	(23,265)	(22,813)
Dividends paid to common stockholders	(130,821)	(122,510)	(115,039)
Proceeds from exercise of stock options	—	4,272	603
Taxes paid on exercise of stock options	(53,491)	—	—
Repurchase of stock options	—	—	(4,524)
Repurchase of OP Units	(826)	—	(2,826)
Proceeds from issuance of common stock, net	49,379	—	—
Net cash provided by financing activities	1,037,849	43,137	47,867

Increase (decrease) in cash and cash equivalents	11,129	82,975	(25,383)
Cash and cash equivalents at the beginning of the year	101,798	18,823	44,206
Cash and cash equivalents at year end	$112,927	$101,798	$18,823

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL CASH FLOWS INFORMATION

OPERATING ACTIVITIES
Cash paid for interest, net of capitalized interest	$137,884	$128,178	$123,967
Capitalized interest paid	$1,193	$940	$294

NON CASH INVESTING TRANSACTIONS
Accrual (increase)/decrease for capital expenditures for improvements to real estate and developments	$(7,182)	$1,504	$952
Capitalized stock-based compensation for improvements to real estate and developments	$1,503	$1,358	$1,086
Write-off of fully depreciated and amortized building and tenant improvements and lease intangibles	$146,739	$33,115	$167,174
Write-off of fully amortized acquired lease intangible assets	$1,306	$220	$32,230
Write-off of fully accreted acquired lease intangible liabilities	$56,278	$49,576	$137,313
Settlement of note receivable in exchange for land and building acquired	$—	$26,500	$—
Issuance of OP Units in exchange for land and building acquired	$—	$1,000	$—
Application of deposit to purchase price of property	$75,000	$2,500	$—

NON CASH FINANCING TRANSACTIONS
Gain (loss) from market value adjustments - consolidated derivatives	$14,192	$(11,549)	$(11,116)
Gain (loss) from market value adjustments - unconsolidated Funds' derivatives	$8	$(1,922)	$(1,767)
Dividends declared	$133,356	$124,410	$116,941
Common stock issued in exchange for OP Units	$23,060	$23,703	$30,035

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles, California and Honolulu, Hawaii.

As of December 31, 2016, we owned a Consolidated Portfolio of (i) fifty-nine office properties (including ancillary retail space), which included seven office properties owned by our consolidated JVs, (ii) ten multifamily properties and (iii) fee interests in two parcels of land subject to ground leases from which we earn ground rent income. Alongside our Consolidated Portfolio, we also manage and own equity interests in our unconsolidated Funds, which at December 31, 2016, owned eight additional office properties, for a combined sixty-seven office properties in our Total Portfolio.

The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs and we are the primary beneficiary. As of December 31, 2016, the total consolidated assets, liabilities and equity of the VIEs was $7.61 billion  (of which $7.21 billion related to investment in real estate), $4.60 billion and $3.01 billion (of which $1.09 billion related to noncontrolling interest), respectively.

During the third quarter of 2016, we sold a property which was classified as real estate held for sale in our consolidated balance sheets. The carrying value in the comparable period has been reclassified to conform to the current period presentation. See Note 3 for information regarding the property that we sold.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any reference to the number of properties, square footage, per square footage amounts, apartment units and geography, are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Investment in Real Estate

We account for acquisitions of properties as business combinations using the purchase method, and include the results of operations of the acquired properties in our results of operations from their respective dates of acquisition. We expense transaction costs related to acquisitions when they are incurred.

We estimate the purchase price allocation of acquired properties, which is based upon our estimates of future cash flows and other valuation techniques, to allocate the purchase price among: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, and (iv) acquired above- and below-market ground and tenant leases (including for renewal options).

We estimate the fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Our initial valuations and allocations are subject to change until the allocation is finalized within 12 months after the acquisition date. See Note 3 for our property acquisition disclosures.

Buildings and improvements are depreciated on a straight-line basis using an estimated life of forty years for buildings and fifteen years for improvements, and are carried on our balance sheet, offset by the related accumulated depreciation and any impairment charges, until they are sold. Tenant improvements are depreciated on a straight-line basis over the life of the related lease, with any remaining balance depreciated in the period of any early termination of that lease. Acquired in-place leases are amortized on a straight line basis over the weighted average remaining term of the acquired in-place leases, and are carried on our balance sheet, offset by the related accumulated amortization, until the related building is either sold or impaired. Leasing intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early termination of that lease. Acquired above- and below-market tenant leases are amortized/accreted on a straight line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight line basis over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense.

When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period. Repairs and maintenance are recorded as expense when incurred.

Properties are classified as held for sale in the consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Property under development in our Consolidated Balance Sheets. Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the capitalized costs are transferred to (i) Land, (ii) Building and improvements and (iii) Tenant improvements and lease intangibles on our Consolidated Balance Sheets as the historical cost of the property. During 2016, 2015 and 2014, we capitalized $31.6 million, $3.7 million and $4.3 million of costs related to our developments, respectively, which included $1.2 million, $940 thousand and $294 thousand of capitalized interest, respectively.

Investment in Unconsolidated Real Estate Funds

We manage and hold equity interests in two Funds: Fund X and Partnership X. As of December 31, 2016, we held a 68.61% interest in Fund X and 24.25% interest in Partnership X. We account for our investments in the Funds using the equity method because we have significant influence but not control over the Funds, and our Funds do not qualify as VIEs. Our investment balance includes our share of the net assets of the combined Funds, acquisition basis difference, additional basis for capital raising costs, our share of our Funds' accumulated other comprehensive income (loss) related to our Funds' derivatives, and notes receivable from our Funds. As of December 31, 2016 and 2015, the total basis difference was $2.9 million. See Note 5 for our Fund disclosures.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge is recorded when events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and such decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the properties carrying value and its fair value based on the estimated discounted future cash flows. We also perform a similar periodic assessment for our investments in our Funds. Based upon such periodic assessments, no impairments occurred during 2016, 2015 or 2014.

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

Lease termination fees, which are included in rental revenues in the consolidated statements of operations, are recognized when the related lease is canceled and we have no continuing obligation to provide services to the former tenant. We recognized lease termination revenue of $2.4 million, $2.2 million, $2.6 million during 2016, 2015 and 2014, respectively.

Tenant improvements constructed by us and reimbursed by tenants are recorded as our assets, and the related revenue, which is included in rental revenues in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for leasehold improvements of $2.6 million, $1.9 million, $1.7 million during 2016, 2015 and 2014, respectively.

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any cumulative annual adjustments.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Recognition of gains on sales of investments in real estate requires that we measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. See Note 3 for information regarding a property that we sold during 2016.

Allowances for Tenant Receivables and Deferred Rent Receivables

We carry tenant receivables and deferred rent receivables net of allowances. Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds cash rents billed to date under the lease agreement. We consider many factors when evaluating the level of reserves necessary, including evaluations of individual tenant receivables, historical loss activity, current economic conditions and other relevant factors.

As of December 31, 2016 and 2015, we had tenant receivable allowances of $2.7 million and $2.2 million, respectively, and deferred rent receivable allowances of $5.1 million and $6.0 million, respectively. We generally require letters of credit or cash security deposits from our tenants. As of December 31, 2016 and 2015, we held $25.5 million and $14.7 million of letters of credit, and $46.0 million and $38.7 million of cash security deposits, respectively, as security from our tenants.

The net impact on our results of operations from changes in our tenant receivable allowance, net of charges and recoveries, was a decrease of $422 thousand, a decrease of $223 thousand and an increase of $461 thousand during 2016, 2015 and 2014, respectively. The net impact on our results of operations from changes in our deferred rent receivable allowance, net of charges and recoveries, was an increase of $898 thousand, a decrease of $242 thousand and an increase of $2.4 million during 2016, 2015 and 2014, respectively.

Insurance Recoveries

Insurance recoveries related to property damage are recorded as other income when payment is either received or receipt is determined to be probable.

Interest Income

Interest income on our notes receivable is recognized over the life of the respective notes using the effective interest method and recognized on the accrual basis. Interest income is included in other income in the consolidated statements of operations. See Note 5 for details regarding our notes receivable.

Loan Costs

Loan costs incurred directly with the issuance of secured notes payable and revolving credit facilities are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our balance sheet.

To the extent that a refinancing is considered an exchange of debt with the same lender, we account for loan costs based upon whether the old debt is determined to be modified or extinguished for accounting purposes. If the old debt is determined to be modified then we (i) continue to defer and amortize any unamortized deferred loan costs associated with the old debt at the time of the modification over the new term of the modified debt, (ii) defer and amortize the lender costs incurred in connection with the modification over the new term of the modified debt, and (iii) expense all other costs associated with the modification. If the old debt is determined to be extinguished then we (i) write off any unamortized deferred loan costs associated with the extinguished debt at the time of the extinguishment and remove the related cost and accumulated amortization from our balance sheet, (ii) expense all lender costs associated with the extinguishment, and (iii) defer and amortize all other costs incurred directly in connection with the extinguishment over the term of the new debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

In circumstances where we modify or exchange our revolving credit facility with the same lender, we account for the loan costs based upon whether the borrowing capacity (defined as the product of the remaining term and the maximum available credit) of the new arrangement is (a) greater than or equal to the borrowing capacity of the old arrangement, or (b) less than the borrowing capacity of the old arrangement. If the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, then we (i) continue to defer and amortize the unamortized deferred loan costs from the old arrangement over the term of the new arrangement and (ii) defer all lender and other costs incurred directly in connection with the new arrangement over the term of the new arrangement. If the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then we (i) amortize any unamortized deferred loan costs at the time of the change related to the old arrangement in proportion to the decrease in the borrowing capacity of the old arrangement and (ii) defer all lender and other costs incurred directly in connection with the new arrangement over the term of the new arrangement.

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

When we enter into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. For our Funds' hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI and our share of any hedge ineffectiveness is recorded in income, including depreciation, from unconsolidated real estate funds in our consolidated statements of operations. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. Changes in fair value of hedging instruments not designated as cash flow hedges are recorded as interest expense. We present our derivatives on the balance sheet at fair value on a gross basis. Our share of the fair value of our Funds' derivatives is included in our investment in unconsolidated real estate funds on our consolidated balance sheet. See Note 9 for our derivative disclosures.

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of stock options and LTIP Units is amortized over any vesting period. See Note 12 for our stock-based compensation disclosures.

EPS

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. Unvested LTIP Units contain nonforfeitable rights to dividends and we account for them as participating securities and include them in the computation of basic and diluted EPS using the two-class method. See Note 11 for our EPS disclosures.

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

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We have elected to treat two of our subsidiaries as TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Neither of our TRS had any significant tax provisions or deferred income tax items for 2016, 2015 or 2014. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRS or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements.

New Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs.

Recently Issued and Adopted Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)", which eliminates the concept of extraordinary items from GAAP. The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us was the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis (Consolidation - Topic 810)", which provides guidance regarding the consolidation of certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us was the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which amends "Business Combinations" (Topic 805). The ASU requires that an acquirer (i) recognize adjustments to provisional amounts from business combinations that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and (iii) disclosure of the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us was the first quarter of 2016. We adopted the ASU in the first quarter of 2016 and it did not have a material impact on our financial position, results of operations or disclosures.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under prevailing GAAP. The accounting applied by a lessor is largely unchanged from that applied under prevailing GAAP. For example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term. Topic 842 requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in Topic 606 (for lessors). Topic 842 defines capitalizable initial direct costs of a lease as costs that would not have been incurred had the lease not been obtained. Costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as fixed employee salaries, are not initial direct costs, and may not be capitalized. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for us would be the first quarter of 2019, and early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends "Revenue from Contracts with Customers" (Topic 606). The ASU provides guidance for a variety of revenue recognition related topics. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. As a result, the various ASUs listed above are now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We are not planning on early adopting the ASU and we expect to use the modified retrospective method of adoption. We are currently evaluating the potential impact to our accounting, particularly with respect to our tenant recovery revenues, and whether such changes will be material to our future results of operations and financial position. As noted above, ASU 2016-02 "Leases" requires that non-lease components such as tenant recovery revenues be accounted for in accordance with ASU 2014-09, which means that the classification and timing of our tenant recovery revenues could be impacted.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

In October 2016, the FASB issued ASU No. 2016-17, "Interests Held Through Related Parties That Are Under Common Control". The ASU provides guidance regarding consolidation of VIE's. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We do not expect the ASU to have a material impact on our financial position, results of operations or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash". The ASU provides guidance regarding the presentation of restricted cash in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018. The amendments in this ASU should be applied retrospectively. We do not expect the ASU to have a material impact on our statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business". The ASU provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018. The ASU should be applied prospectively and early adoption is permitted. The ASU will impact our future results of operations and cash flows because we expect that our property acquisitions will be accounted for as asset purchases, and the related acquisition expenses capitalized as part of the respective asset. We historically accounted for our property acquisitions as business acquisitions and expensed the related acquisition expenses as incurred. We are currently evaluating the impact of this ASU.

The FASB has not issued any other ASUs during 2016 and 2017 that we expect to be applicable and have a material impact on our future financial position, results of operations, cash flows or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The results of operations from our acquisitions are included in our consolidated statements of operations after the respective acquisition dates. The purchase accounting is subject to adjustment within twelve months of the acquisition date.

2016 Acquisitions

Westwood Portfolio Acquisition

On February 29, 2016 (Acquisition Date), a consolidated JV which we manage and in which we own an equity interest acquired four Class A office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion. As of the Acquisition Date, we had contributed sixty-percent of the equity to the JV, which was subsequently reduced to thirty-percent on May 31, 2016 (Sell Down Date) when we sold half of our ownership interest to a third party investor. The table below (in thousands) summarizes our purchase accounting and funding sources for the acquisition:

Sources and Uses of Funds	Actual at Closing(1)	Pro Forma Sell Down Adjustments (2)	Pro Forma

Building square footage	1,725		1,725

Uses of funds - Investment in real estate:
Land	$94,996		$94,996
Buildings and improvements	1,236,786		1,236,786
Tenant improvements and lease intangibles	50,439		50,439
Acquired above and below-market leases, net(3)	(49,708)		(49,708)
Net assets and liabilities acquired(4)	$1,332,513		$1,332,513

Source of funds:
Cash on hand(5)	$153,745	$—	$153,745
Credit facility(6)	290,000	(240,000)	50,000
Non-recourse term loan, net(7)	568,768	—	568,768
Noncontrolling interests	320,000	240,000	560,000
Total source of funds	$1,332,513	$—	$1,332,513
________________________________________________

(1)	Reflects the purchase of the Westwood Portfolio on the Acquisition Date when we contributed sixty-percent of the equity to the consolidated JV.

(2)
Reflects our sale of thirty-percent of the equity in the JV on the Sell Down Date, presented as of the Acquisition Date, treated as in-substance real estate, which reduced our ownership interest in the JV to thirty-percent. We sold the interest for the $240.0 million we contributed plus an additional $1.1 million to compensate us for our costs of holding the investment. We recognized a gain on the sale of $1.1 million, which is included in Gains on sales of investments in real estate in our consolidated statement of operations. We used the proceeds from the sale to pay down the balance owed on our revolving credit facility.

(3)	As of the Acquisition Date, the weighted average remaining life of the acquired above-and below-market leases was approximately 4.4 years.

(4)	The difference between the contract and purchase price related to credits received for prorations and similar matters.

(5)
Cash paid included a $75.0 million deposit paid before December 31, 2015, which is included in Other assets in the consolidated balance sheets as of December 31, 2015, $67.5 million paid at closing, and $11.2 million spent on loan costs in connection with securing the $580.0 million term loan.

(6)	Reflects borrowings using the Company's credit facility, which bears interest at LIBOR + 1.40%.

(7)
Reflects 100% (not the Company's pro rata share) of a $580.0 million interest-only non-recourse loan, net of deferred loan costs of $11.2 million incurred to secure the loan. The loan has a seven-year term and is secured by the Westwood Portfolio. Interest on the loan is floating at LIBOR + 1.40%, which has been effectively fixed at 2.37% per annum for five years through interest rate swaps. See Note 7 for information regarding our consolidated debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The table below (in thousands) presents the revenues and net income attributable to common stockholders from the Westwood Portfolio included in the consolidated statement of operations for the year ended December 31, 2016:

Total office revenues	$80,464
Net income attributable to common stockholders(1)	$2,998
______________________________________________________

(1)	Excluding transaction costs, net income attributable to common stockholders was $5.0 million.

The table below (in thousands, except per share information) presents the historical results of Douglas Emmett, Inc. and the Westwood Portfolio on a combined basis as if the acquisition was completed on January 1, 2015, based on our thirty-percent ownership interest and includes adjustments that give effect to events that are (i) directly attributable to the acquisition, (ii)  expected to have a continuing impact on the Company, and (iii) are factually supportable. The pro forma reflects the hypothetical impact of the acquisition on the Company and does not purport to represent what the Company’s results of operations would have been had the acquisition occurred on January 1, 2015, or project the results of operations for any future period. The information does not reflect cost savings or operating synergies that may result from the acquisition or the costs to achieve any such potential cost savings or operating synergies. Transaction costs related to the acquisition have been excluded.

	Year Ended December 31,
	2016	2015

Pro forma revenues	$755,878	$724,596
Pro forma net income attributable to common stockholders	$84,319	$59,374
Pro forma net income attributable to common stockholders per share – basic	$0.562	$0.404
Pro forma net income attributable to common stockholders per share – diluted	$0.547	$0.392

Other 2016 Acquisitions
During 2016, a consolidated JV which we manage and in which we own an equity interest acquired two properties: (i) on July 21, 2016, the JV acquired a Class A office property located in Brentwood, California (12100 Wilshire) for a contract price of $225.0 million, and (ii) on September 27, 2016 the JV acquired a Class A office property located in Santa Monica, California (233 Wilshire) for a contract price of $139.5 million. As of July 21, 2016, we had contributed fifty-five percent of the equity to the JV, which was reduced to twenty-percent when we sold thirty-five percent to a third party investor for $51.6 million, which included $194 thousand to compensate us for our costs of holding the investment. We recognized a gain of $587 thousand on the sale, which is included in Gains on sales of investments in real estate in our consolidated statements of operations. In addition to purchasing a thirty-five percent interest from us, investors contributed $139.8 million to the JV. As of December 31, 2016, including the effect of the sale of our interest, investors hold an aggregate of eighty-percent of the capital interests in the JV. As part of the acquisitions, the JV borrowed a total of $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan is secured by the acquired properties. See Note 7. The table below (in thousands) summarizes our purchase accounting for the acquisitions. The differences between the contracts and respective purchase prices relate to credits received for prorations and similar matters:

	233 Wilshire	12100 Wilshire

Building square footage	129	365

Investment in real estate:
Land	$9,263	$20,164
Buildings and improvements	126,938	199,698
Tenant improvements and lease intangibles	3,488	9,057
Acquired above and below-market leases, net	(1,838)	(4,523)
Net assets and liabilities acquired	$137,851	$224,396

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

2016 Disposition

During 2016, we sold a 168,000 square foot Class A office property located in Sherman Oaks, California with a carrying value of $42.8 million for a contract price of $56.7 million, and we incurred transaction costs of $1.2 million resulting in a net gain of $12.7 million. The gain is included in Gains on sales of investments in real estate in our consolidated statements of operations. The property was classified as real estate held for sale in our consolidated balance sheets before it was sold.

2015 Acquisitions

During 2015, we closed two acquisitions: (i) on February 12, 2015, we acquired the fee interest in the land (Harbor Court Land) under one of our office buildings for $27.5 million, and (ii) on March 5, 2015, we purchased a Class A office property (First Financial Plaza), located in Encino, California, for $92.4 million. We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in Other income in the consolidated statement of operations. See Note 4. The table below (in thousands) summarizes our purchase accounting for the acquisitions:

	Harbor Court Land	First Financial Plaza

Building square footage (if applicable)	N/A	227

Investment in real estate:
Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406

2014 Acquisitions

During 2014, we closed two acquisitions: (i) on October 16, 2014, we purchased a Class A office property located adjacent to Beverly Hills (Carthay Campus) for $74.5 million, and (ii) on December 30, 2014, we purchased a multifamily property in Honolulu, Hawaii (Waena) for $146.0 million. The table below (in thousands, except apartment units) summarizes our purchase accounting for the acquisitions:

	Carthay Campus	Waena

Building square footage	216	N/A
Apartment units	N/A	468

Investment in real estate:
Land	$6,595	$26,864
Buildings and improvements	64,511	117,541
Tenant improvements and lease intangibles	5,943	1,732
Acquired above and below-market leases, net	(2,580)	(137)
Net assets and liabilities acquired	$74,469	$146,000

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	December 31, 2016	December 31, 2015

Above-market tenant leases	$5,110	$4,661
Accumulated amortization - above-market tenant leases	(2,379)	(2,670)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(782)	(705)
Acquired lease intangible assets, net	$5,147	$4,484

Below-market tenant leases	$104,925	$103,327
Accumulated accretion - below-market tenant leases	(41,241)	(78,280)
Above-market ground leases	16,200	4,017
Accumulated accretion - above-market ground leases	(12,693)	(459)
Acquired lease intangible liabilities, net	$67,191	$28,605

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Year Ended December 31,
	2016	2015	2014

Net accretion of above/below-market tenant leases(1)	$18,165	$12,467	$13,752
Amortization of above-market ground leases(2)	(17)	(17)	(17)
Accretion of above-market ground lease(3)	50	50	50
Accretion of an above-market ground lease(4)	—	6,600	2,299
Total	$18,198	$19,100	$16,084
_______________________________________________________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Ground leases from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground lease from which we incur ground rent expense. Recorded as a decrease to office expense.

(4)	Ground lease from which we incurred ground rent expense. Recorded as an increase to other income. During 2015, we acquired the fee interest in the land (Harbor Court Land). See Note 3.

The table below presents (in thousands) the estimated net accretion of above- and below-market tenant and ground leases at December 31, 2016:

Year ending December 31:	Net increase to revenues	Decrease to expenses	Total

2017	$14,756	$50	$14,806
2018	12,835	50	12,885
2019	11,388	50	11,438
2020	8,764	50	8,814
2021	4,811	50	4,861
Thereafter	5,983	3,257	9,240
Total	$58,537	$3,507	$62,044

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interest in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At December 31, 2016, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Year Ended December 31,
	2016	2015	2014

Operating distributions received	$2,668	$1,068	$909
Capital distributions received	24,170	10,788	11,514
Total distributions received	$26,838	$11,856	$12,423

Notes receivable

In April 2013, we loaned $2.9 million to a related party investor in connection with a capital call made by Fund X, and in November 2015, we loaned $500 thousand to Partnership X to fund working capital. Both loans carried interest at LIBOR plus 2.5% per annum and were fully repaid by the first quarter of 2016. The outstanding balance of the Fund X and Partnership X loans at December 31, 2015 of $263 thousand and $500 thousand, respectively, were included in our investment in our unconsolidated Funds in our consolidated balance sheets. The interest income recognized on these notes receivable was included in other income in our consolidated statements of operations. See Note 13 for our fair value disclosures.

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis. The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	December 31, 2016	December 31, 2015

Total assets	$689,991	$691,543
Total liabilities	$448,522	$389,372
Total equity	$241,469	$302,171

	Year Ended December 31,
	2016	2015	2014

Total revenues	$73,171	$69,702	$66,234
Operating income	$19,542	$17,866	$11,737
Net income	$8,278	$6,323	$254

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Other Assets

Other assets consisted of the following (in thousands) at December 31:

	December 31, 2016	December 31, 2015

Restricted cash	$121	$194
Prepaid expenses	6,779	6,720
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow(1)	—	75,000
Furniture, fixtures and equipment, net	1,093	1,448
Other	1,933	2,370
Total other assets	$11,914	$87,720
___________________________________________________

(1)	At December 31, 2015, deposits in escrow included a $75.0 million deposit in connection with the purchase of the Westwood Portfolio. See Note 3.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date (1)	Principal Balance as of December 31, 2016	Principal Balance as of December 31, 2015	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term Loan(3)		$—	$20,000	LIBOR + 1.45%
Term Loan(3)		—	256,140	LIBOR + 2.00%
Term Loan(3)		—	530,000	LIBOR + 1.70%
Term Loan	2/28/2018	1,000	—	N/A	3.00%	--
Term Loan (4)	8/5/2018	349,933	355,000	N/A	4.14%	--
Term Loan (4)	2/1/2019	149,911	152,733	N/A	4.00%	--
Term Loan (5)	6/5/2019	285,000	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	--
Term Loan (6)	3/1/2020	345,759	349,070	N/A	4.46%	--
Fannie Mae Loans	11/1/2020	388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Term Loan(7)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term Loan(7)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term Loan(7)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term Loan(7)	6/23/2023	360,000	—	LIBOR + 1.55%	2.57%	7/1/2021
Term Loan(7)	12/23/2023	220,000	—	LIBOR + 1.70%	3.62%	12/23/2021
Term Loan(7)	1/1/2024	300,000	—	LIBOR + 1.55%	3.46%	1/1/2022
Fannie Mae Loan(7)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae Loan(7)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Revolving credit facility (8)	8/21/2020	—	—	LIBOR + 1.40%	N/A	--
Total Wholly Owned Debt		3,682,083	3,618,423

Consolidated JVs
Term Loan(3)		—	15,740	LIBOR + 1.60%
Term Loan	7/21/2019	146,000	—	LIBOR + 1.55%	N/A	--
Term Loan(7)	2/28/2023	580,000	—	LIBOR + 1.40%	2.37%	3/1/2021
Total Consolidated Debt(9)(10)		4,408,083	3,634,163
Deferred loan costs, net (11)		(38,546)	(22,887)
Total Consolidated Debt, net		$4,369,537	$3,611,276
_________________________________________________________________________________
At December 31, 2016, the weighted average remaining life, including extension options, of our total consolidated term debt (excluding our revolving credit facility) was 4.9 years. For the $4.12 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average (i) remaining life was 5.0 years, (ii) remaining period during which interest was fixed was 3.2 years, (iii) annual interest rate was 3.28% and (iv) effective interest rate was 3.43% (including the non-cash amortization of deferred loan costs). Except as otherwise noted below, each loan (including our revolving credit facility) is secured by one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity. The following table summarizes (in thousands) our fixed and floating rate debt:

Description	Principal Balance as of December 31, 2016	Principal Balance as of December 31, 2015

Aggregate swapped to fixed rate loans	$2,985,480	$2,492,360
Aggregate fixed rate loans	1,131,603	1,141,803
Aggregate floating rate loans	291,000	—
Total Debt	$4,408,083	$3,634,163

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At December 31, 2016, these loans have been paid off.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Interest only until February 2017, with principal amortization thereafter based upon a 30-year amortization schedule.

(6)	Interest is fixed until March 2018. Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(7)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(8)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(9)	See Note 13 for our fair value disclosures.

(10)	As of December 31, 2016, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending December 31:

2017	$20,410
2018	691,873
2019	710,319
2020	683,080
2021	—
Thereafter	2,302,401
Total future principal payments	$4,408,083

(11)
Deferred loan costs are net of accumulated amortization of $15.4 million and $15.2 million at December 31, 2016 and December 31, 2015, respectively. The table below (in thousands) sets forth loan costs that were expensed and deferred loan costs which were amortized, both of which are included in Interest Expense in our consolidated statement of operations.

	Year Ended December 31,
	2016	2015	2014

Loan costs expensed	$1,441	$278	$—
Deferred loan cost amortization	7,608	6,969	4,097
Total	$9,049	$7,247	$4,097

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands) as of December 31:

	December 31, 2016	December 31, 2015

Interest payable	$9,561	$10,028
Accounts payable and accrued liabilities	36,880	23,716
Deferred revenue	28,788	23,673
Total interest payable, accounts payable and deferred revenue	$75,229	$57,417

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Derivative Contracts

Derivative Summary

As of December 31, 2016, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)

Consolidated derivatives(1)	22	$2,985,480
Unconsolidated Funds' derivatives(2)	2	$435,000
___________________________________________________

(1)	The notional amount includes 100%, not our pro-rata share, of our consolidated JVs derivatives.

(2)	The notional amount includes 100%, not our pro-rata share, of our unconsolidated Funds derivatives.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of December 31, 2016, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. We do not post collateral for our swaps in a liability position. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

Fair value of derivatives in a liability position(1)	December 31, 2016	December 31, 2015

Consolidated derivatives(2)	$7,689	$19,047
Unconsolidated Funds' derivatives(3)	$—	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs derivatives.

(3)	Our unconsolidated Funds did not have any derivatives in a liability position.

Counterparty Credit Risk

We are also subject to credit risk from the counterparties on our interest rate swap and interest rate cap contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. We do not receive collateral for our swaps in an asset position. The fair value of our interest rate swaps in an asset position were as follows (in thousands):

Fair value of derivatives in an asset position(1)	December 31, 2016	December 31, 2015

Consolidated derivatives(2)	$35,144	$4,220
Unconsolidated Funds' derivatives(3)	$3,724	$737
___________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs derivatives.

(3)	Includes 100%, not our pro-rata share, of our unconsolidated Funds derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of derivative instruments on our AOCI and statements of operations:

	Year Ended December 31,
	2016	2015	2014
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recorded in AOCI (effective portion) - Consolidated derivatives(1)(5)	$14,192	$(11,549)	$(11,116)
Gain (loss) recorded in AOCI (effective portion) - unconsolidated Funds' derivatives(2)(5)	$8	$(1,922)	$(1,767)
Loss reclassified from AOCI (effective portion) - Consolidated derivatives(3)(5)	$(25,917)	$(37,390)	$(36,873)
Loss reclassified from AOCI (effective portion) - unconsolidated Funds' derivatives(4)(5)	$(357)	$(931)	$(1,005)
Loss reclassified from AOCI (ineffective portion) - Consolidated derivatives(5)	$—	$—	$(50)
Gain recorded (ineffective portion) - Consolidated derivatives(6)	$196	$66	—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—	$—
__________________________________________________

(1)	Represents the change in fair value of interest rate swaps which does not impact the statement of operations.

(2)	Represents our share of the change in fair value of our unconsolidated Funds' interest rate swaps which does not impact the statement of operations.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as a decrease to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)	Gain is recorded as a reduction to interest expense.

(7)	We do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

At December 31, 2016, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as swap interest payments are made, is presented in the table below (in thousands):

Consolidated derivatives(1)	$13,694
Unconsolidated Funds' derivatives(2)	$(160)
________________________________________

(1)	Reclassified as an increase to Interest expense.

(2)	Reclassified as an increase to Income, including depreciation, from unconsolidated real estate funds (our share).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Equity

Equity Transactions

During 2016, we (i) acquired 1.8 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of OP Units, (ii) acquired 25 thousand OP Units for $826 thousand in cash, at an average price of $33.05 per OP Unit, (iii) issued 1.5 million shares of our common stock for the exercise of 7.6 million stock options on a net settlement basis (net of the exercise price and related taxes), (iv) sold 1.4 million shares of our common stock in open market transactions under our ATM program for net proceeds of $49.4 million, after commissions and other expenses.

We also created two JVs to acquire various properties: (i) in the JV which acquired the Westwood Portfolio, investors acquired an aggregate of seventy-percent of the capital interests, as a result of contributing $320.0 million directly to the JV for a forty-percent interest and acquiring a thirty-percent interest from us for $241.1 million, (resulting in a gain of $1.1 million), and (ii) in the JV which acquired properties during the third quarter, investors acquired an aggregate of eighty-percent of the capital interests, as a result of contributing $139.8 million directly to the JV and acquiring a thirty-five-percent interest from us for $51.6 million (resulting in a gain of $587 thousand). See Note 3 for more information regarding these JVs.

During 2015, we (i) acquired 1.8 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, (ii) issued 274 thousand shares of our common stock for the excise of options for net proceeds of $4.3 million at an average price of $15.58 per share and (iii) issued 34 thousand OP Units valued at $1 million in connection with the acquisition of land (Harbor Court Land) under one of our office buildings. See Note 3.

During 2014, we (i) acquired 2.2 million OP Units in exchange for issuing to the holders of the OP Units an equal number of shares of our common stock, (ii) acquired 120 thousand OP Units for cash for a total purchase price of $2.8 million at an average price of $23.56 per unit, (iii) cash-settled options covering 691 thousand shares of our common stock for a total cost of $4.5 million at an average price of $6.55 per option and (iv) issued 40 thousand shares of our common stock for the exercise of options for net proceeds of $603 thousand, for an average price of $15.05 per share.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of December 31, 2016 when we and our Operating Partnership had 151.5 million shares of common stock and 25.7 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income attributable to common stockholders changes in our ownership interest in our Operating Partnership for the year ended December 31:

	2016	2015	2014

Net income attributable to common stockholders	$85,397	$58,384	$44,621

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	23,060	23,703	30,035
Repurchase of OP Units from noncontrolling interests	(498)	—	(1,197)
Net transfers from noncontrolling interests	22,562	23,703	28,838

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$107,959	$82,087	$73,459

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the year ended December 31:

	2016	2015	2014

Beginning balance	$(9,285)	$(30,089)	$(50,554)

Other comprehensive income (loss) before reclassifications - our derivatives	14,192	(11,549)	(11,116)
Other comprehensive income (loss) before reclassifications - our Fund's derivatives	8	(1,922)	(1,767)
Reclassifications from AOCI - our derivatives(2)	25,917	37,390	36,923
Reclassifications from AOCI - our Fund's derivatives(3)	357	931	1,005
Net current period OCI	40,474	24,850	25,045
Less: OCI attributable to noncontrolling interests	(16,033)	(4,046)	(4,580)
OCI attributable to common stockholders	24,441	20,804	20,465

Ending balance	$15,156	$(9,285)	$(30,089)
__________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

(2)	Reclassification as an increase to Interest expense.

(3)	Reclassification as a decrease to Income, including depreciation, from unconsolidated real estate funds.

Dividends (unaudited)

Our common stock dividends paid during 2016 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income	Capital Gain	Return of Capital

12/30/2015	1/15/2016	$0.22	$0.0286	$0.0022	$0.1892
3/31/2016	4/15/2016	0.22	0.0286	0.0022	0.1892
6/30/2016	7/15/2016	0.22	0.0286	0.0022	0.1892
9/30/2016	10/14/2016	0.22	0.0286	0.0022	0.1892
	Total	$0.88	$0.1144	$0.0088	$0.7568

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2016	2015	2014
Numerator (in thousands):
Net income attributable to common stockholders	$85,397	$58,384	$44,621
Allocation to participating securities: Unvested LTIP Units	(468)	(312)	(175)
Numerator for basic and diluted net income attributable to common stockholders	$84,929	$58,072	$44,446

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	149,299	146,089	144,013
Effect of dilutive securities: Stock options(1)	3,891	4,515	4,108
Weighted average shares of common stock and common stock equivalents outstanding - diluted	153,190	150,604	148,121

Basic EPS:
Net income attributable to common stockholders per share	$0.569	$0.398	$0.309

Diluted EPS:
Net income attributable to common stockholders per share	$0.554	$0.386	$0.300
____________________________________________________

(1)
The following securities (in thousands) were excluded from the computation of the weighted average diluted shares because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Year Ended December 31,
	2016	2015	2014

OP Units	25,110	26,371	27,444
Vested LTIP Units	578	181	130

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation

2016 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 6.9 million shares available for grant as of December 31, 2016. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

Until it expired in 2016, we made grants under our 2006 Omnibus Stock Incentive Plan (our "2006 Plan"), which was substantially similar to our 2016 Plan. No further awards may be granted under our 2006 Plan, although awards granted under the 2006 Plan in the past and which are still outstanding will continue to be governed by the terms of our 2006 Plan.
Our 2016 and 2006 Plans (the "Plans") are administered by the compensation committee of our board of directors. The compensation committee may interpret our Plans and make all determinations necessary or desirable for the administration of our Plans. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our 2016 Plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our 2016 Plan.

We have made certain awards in the form of a separate series of units of limited partnership interests in our Operating Partnership called LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan. Our LTIP Units are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, and/or achievement of pre-established performance goals, financial metrics and other objectives. Once vested, LTIP Units can generally be converted to OP Units on a one for one basis.

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees. The grants generally vest in equal annual installments over four or five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 704 thousand, 887 thousand and 1.1 million LTIP Units to employees during 2016, 2015 and 2014, respectively.

Non-Employee Director Awards

We granted 35 thousand, 35 thousand and 15 thousand LTIP Units to our non-employee directors during 2016, 2015 and 2014, respectively, which vest ratably over the year of grant in lieu of cash retainers. In the past, we made long-term grants of LTIP Units to our non-employee directors which vested over the following three years, and during 2015 we made a proportional grant to a new director who joined our board of 1 thousand LTIP units, which vested during the remainder of 2015.

Compensation Expense

Total stock-based compensation expense, net of capitalized amounts, was $17.4 million, $15.2 million and $13.7 million during 2016, 2015 and 2014, respectively. Certain amounts of stock-based compensation expense are capitalized for employees who provide leasing and construction services. We capitalized $1.5 million, $1.4 million, and $1.1 million during 2016, 2015 and 2014, respectively. At December 31, 2016, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $18.3 million, which will be recognized over a weighted-average term of two years.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Award Activity

The table below presents the activity of our outstanding stock options:

Fully Vested Stock Options:	Number of Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (months)	Total Intrinsic Value (thousands)	Intrinsic Value of Options Exercised (thousands)

Outstanding at December 31, 2013	12,540	$18.10	47	$65,051
Exercised	(731)	$20.03			$4,976
Outstanding at December 31, 2014	11,809	$17.98	36	$123,017
Exercised	(274)	$15.58			$3,989
Outstanding at December 31, 2015	11,535	$18.04	23	$151,569
Exercised	(7,566)	$20.98			$104,108
Outstanding at December 31, 2016	3,969	$12.43	27	$95,770

Exercisable at December 31, 2016	3,969	$12.43	27	$95,770

The table below presents the activity of our unvested LTIP Units:

Unvested LTIP Units:	Number of Units (thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (thousands)

Outstanding at December 31, 2013	754	$15.63
Granted	1,106	$19.31	$21,356
Vested	(854)	$17.44	$14,756
Forfeited	(8)	$22.48	$307
Outstanding at December 31, 2014	998	$18.48
Granted	922	$20.26	$18,673
Vested	(816)	$18.59	$15,165
Forfeited	(8)	$24.86	$200
Outstanding at December 31, 2015	1,096	$19.85
Granted	739	$27.62	$20,420
Vested	(778)	$22.23	$17,293
Forfeited	(17)	$27.77	$473
Outstanding at December 31, 2016	1,040	$23.46

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2016, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our secured notes payable, which includes the secured notes payable of our consolidated JVs, by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents (in thousands) the estimated fair value of our secured notes payable:

Secured Notes Payable:	December 31, 2016	December 31, 2015

Fair value	$4,429,224	$3,691,075
Carrying value	$4,408,083	$3,634,163

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

	December 31, 2016	December 31, 2015
Derivative Assets:
Fair value - consolidated derivatives(1)	$35,656	$4,830
Fair value - unconsolidated Funds' derivatives(2)	$3,605	$837

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$6,830	$16,310
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheet. The fair value excludes accrued interest which is included in interest payable in the consolidated balance sheet.

(2)
Represents 100%, not our pro-rata share, of our unconsolidated Funds derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated real estate funds in our consolidated balance sheet. See Note 5 for more information regarding our unconsolidated Funds.

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

	Year Ended December 31,
	2016	2015	2014
Office Segment
Total office revenues	$645,633	$540,975	$519,405
Office expenses	(214,546)	(186,556)	(181,160)
Office Segment profit	431,087	354,419	338,245

Multifamily Segment
Total multifamily revenues	96,918	94,799	80,117
Multifamily expenses	(23,317)	(23,862)	(20,664)
Multifamily Segment profit	73,601	70,937	59,453

Total profit from all segments	$504,688	$425,356	$397,698

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Year Ended December 31,
	2016	2015	2014

Total profit from all segments	$504,688	$425,356	$397,698
General and administrative	(34,957)	(30,496)	(27,332)
Depreciation and amortization	(248,914)	(205,333)	(202,512)
Other income	8,759	15,228	17,675
Other expenses	(6,609)	(6,470)	(7,095)
Income, including depreciation, from unconsolidated real estate funds	7,812	7,694	3,713
Interest expense	(146,148)	(135,453)	(128,507)
Acquisition-related expenses	(2,868)	(1,771)	(786)
Income before gains	81,763	68,755	52,854
Gains on sales of investments in real estate	14,327	—	—
Net income	96,090	68,755	52,854
Less: Net income attributable to noncontrolling interests	(10,693)	(10,371)	(8,233)
Net income attributable to common stockholders	$85,397	$58,384	$44,621

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground leases at December 31, 2016:

Year Ending December 31,

2017	$487,764
2018	420,983
2019	359,650
2020	298,096
2021	220,484
Thereafter	595,806
Total future minimum base rentals(1)	$2,382,783
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) holdover rent, (ii) other types of rent such as storage rent and antenna rent, (iv) tenant reimbursements, (v) straight line rent, (vi) amortization/accretion of acquired above/below-market lease intangibles and (vii) percentage rents.  The amounts assume that early termination options held by tenants are not exercised.

16. Future Minimum Lease Rental Payments

We incurred ground lease expense of $733.0 thousand during 2016 and 2015, and $2.6 million during 2014. We had one ground lease as of December 31, 2016, for which the future minimum ground lease payments (in thousands) are presented below:

Year Ending December 31,

2017	$733
2018	733
2019	733
2020	733
2021	733
Thereafter	47,644
Total future minimum lease payments(1)	$51,309
___________________________________________________

(1)
Lease term ends on December 31, 2086. Ground rent is fixed at $733 thousand per year until February 28, 2019, and will then reset to the greater of the existing ground rent or market. The table above assumes that the rental payments will continue to be $733 thousand per year after February 28, 2019.

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon the economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants. In 2016, 2015 and 2014, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our allowances for tenant receivables and deferred rent receivables.

All of our properties, including our consolidated JVs and unconsolidated Funds properties, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

We are also subject to credit risk with respect to our interest rate swap counterparties that we use to manage the risk associated with our floating rate debt. We do not post or receive collateral with respect to our swap transactions. See Note 9 for the details of our interest rate swaps. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings.

We have significant cash balances invested in a variety of short-term money market funds that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments are not insured against loss of principal and there is no guarantee that our investments in these funds will be redeemable at par value. We also have significant cash balances in bank accounts with high quality financial institutions with investment grade ratings.  Interest bearing bank accounts at each U.S. banking institution are insured by the FDIC up to $250 thousand.

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments and investigations have identified twenty-five buildings in our Consolidated Portfolio, and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of December 31, 2016, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contracts

During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. The $120.0 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of December 31, 2016, we had a remaining commitment for contracts related to the development of $107.0 million.

Other Contracts

As of December 31, 2016, we had a remaining commitment for capital expenditure projects and repositionings of approximately $3.6 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2016, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of December 31, 2016, the amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Principal Balance (in millions)	Loan Maturity Date	Variable Interest Rate	Swap Maturity Date	Swap Fixed Interest Rate

Fund X(2)	$325.0	5/1/2018	LIBOR + 1.75%	5/1/2017	2.35%
Partnership X(3)	110.0	3/1/2023	LIBOR + 1.40%	3/1/2021	2.30%
	$435.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.7 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2016, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $4.2 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

The tables below present (in thousands, except per share amounts) selected quarterly information for 2016 and 2015:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Total revenue	$168,572	$187,215	$192,121	$194,643
Net income before noncontrolling interests	$16,046	$21,780	$35,798	$22,466
Net income attributable to common stockholders	$15,366	$18,482	$31,848	$19,701
Net income per common share - basic	$0.104	$0.124	$0.210	$0.129
Net income per common share - diluted	$0.101	$0.120	$0.206	$0.127
Weighted average shares of common stock outstanding - basic	147,236	147,722	150,753	151,446
Weighted average shares of common stock and common stock equivalents outstanding - diluted	151,451	152,805	153,419	154,052

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Total revenue	$154,809	$160,457	$160,077	$160,431
Net income before noncontrolling interests	$22,096	$15,894	$14,159	$16,606
Net income attributable to common stockholders	$18,699	$13,448	$12,070	$14,167
Net income per common share - basic	$0.128	$0.092	$0.082	$0.096
Net income per common share - diluted	$0.124	$0.089	$0.080	$0.093
Weighted average shares of common stock outstanding - basic	145,327	145,898	146,331	146,780
Weighted average shares of common stock and common stock equivalents outstanding - diluted	149,802	150,304	150,740	151,531

19. Subsequent events

On February 8, we issued 1.3 million shares of our common stock for the exercise of 3.8 million stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2016
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$137,212	$12,769	$78,447	$137,439	$27,108	$201,547	$228,655	$58,723	1968/2002	1999
233 Wilshire	56,000	9,263	130,426	—	9,263	130,426	139,689	535	1975/2008-2009	2016
401 Wilshire	79,031	9,989	29,187	115,213	21,787	132,602	154,389	40,131	1981/2000	1996
1901 Avenue of the Stars	149,911	18,514	131,752	107,883	26,163	231,986	258,149	67,157	1968/2001	2001
8484 Wilshire (1)	—	8,846	77,780	15,103	8,846	92,883	101,729	11,030	1972/2013	2013
9601 Wilshire	145,845	16,597	54,774	108,560	17,658	162,273	179,931	48,687	1962/2004	2001
10880 Wilshire	198,794	29,995	437,514	3,030	29,988	440,551	470,539	11,976	1970/2009	2016
10960 Wilshire	201,893	45,844	429,769	2,566	45,852	432,327	478,179	11,158	1971/2006	2016
11777 San Vicente	25,685	5,032	15,768	28,962	6,714	43,048	49,762	12,115	1974/1998	1999
12100 Wilshire	90,000	20,164	208,755	1,447	20,164	210,202	230,366	3,741	1985	2016
12400 Wilshire	60,854	5,013	34,283	74,243	8,828	104,711	113,539	29,734	1985	1996
16501 Ventura	39,803	6,759	53,112	9,808	6,759	62,920	69,679	8,362	1986/2012	2013
Beverly Hills Medical Center	31,020	4,955	27,766	27,538	6,435	53,824	60,259	16,032	1964/2004	2004
Bishop Place	72,760	8,317	105,651	56,227	8,833	161,362	170,195	48,191	1992	2004
Bishop Square	180,000	16,273	213,793	23,836	16,273	237,629	253,902	52,355	1972/1983	2010
Brentwood Court	6,228	2,564	8,872	573	2,563	9,446	12,009	2,741	1984	2006
Brentwood Executive Plaza	39,169	3,255	9,654	32,142	5,922	39,129	45,051	11,665	1983/1996	1995
Brentwood Medical Plaza	35,905	5,934	27,836	1,550	5,933	29,387	35,320	9,127	1975	2006
Brentwood San Vicente Medical	13,107	5,557	16,457	920	5,557	17,377	22,934	5,239	1957/1985	2006
Brentwood/Saltair	12,941	4,468	11,615	11,210	4,775	22,518	27,293	6,596	1986	2000
Bundy/Olympic	34,273	4,201	11,860	29,227	6,030	39,258	45,288	11,449	1991/1998	1994
Camden Medical Arts	38,021	3,102	12,221	27,657	5,298	37,682	42,980	11,123	1972/1992	1995
Carthay Campus	48,007	6,595	70,454	3,828	6,594	74,283	80,877	6,534	1965/2008	2014
Century Park Plaza	128,311	10,275	70,761	105,630	16,153	170,513	186,666	48,968	1972/1987	1999
Century Park West (1)	—	3,717	29,099	539	3,667	29,688	33,355	9,381	1971	2007
Columbus Center	14,362	2,096	10,396	9,539	2,333	19,698	22,031	5,792	1987	2001
Coral Plaza	25,831	4,028	15,019	18,572	5,366	32,253	37,619	9,920	1981	1998
Cornerstone Plaza (1)	—	8,245	80,633	4,780	8,263	85,395	93,658	22,267	1986	2007
Encino Gateway	50,728	8,475	48,525	52,390	15,653	93,737	109,390	27,776	1974/1998	2000
Encino Plaza	29,583	5,293	23,125	45,879	6,165	68,132	74,297	19,709	1971/1992	2000
Encino Terrace	91,133	12,535	59,554	91,285	15,533	147,841	163,374	44,731	1986	1999
Executive Tower (1)	—	6,660	32,045	59,281	9,471	88,515	97,986	26,441	1989	1995
First Financial Plaza	54,084	12,092	81,104	1,678	12,092	82,782	94,874	5,344	1986	2015
Gateway Los Angeles	46,785	2,376	15,302	47,704	5,119	60,263	65,382	17,636	1987	1994
Harbor Court	30,992	51	41,001	46,559	12,060	75,551	87,611	19,206	1994	2004
Honolulu Club	—	1,863	16,766	5,626	1,863	22,392	24,255	6,302	1980	2008
Landmark II	117,558	6,086	109,259	79,486	13,070	181,761	194,831	64,826	1989	1997
Lincoln/Wilshire	38,021	3,833	12,484	22,935	7,475	31,777	39,252	9,067	1996	2000
MB Plaza	32,090	4,533	22,024	29,543	7,503	48,597	56,100	14,971	1971/1996	1998
Olympic Center	41,313	5,473	22,850	31,307	8,247	51,383	59,630	15,431	1985/1996	1997
One Westwood (1)	—	10,350	29,784	60,648	9,194	91,588	100,782	25,775	1987/2004	1999
Palisades Promenade	35,564	5,253	15,547	54,083	9,664	65,219	74,883	18,026	1990	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2016
(in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
Saltair/San Vicente	21,269	5,075	6,946	16,663	7,557	21,127	28,684	6,465	1964/1992	1997
San Vicente Plaza	9,295	7,055	12,035	165	7,055	12,200	19,255	4,064	1985	2006
Santa Monica Square (1)	—	5,366	18,025	20,250	6,863	36,778	43,641	11,489	1983/2004	2001
Second Street Plaza	49,505	4,377	15,277	35,021	7,421	47,254	54,675	13,798	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	399,931	48,328	402,636	450,964	124,564	1981/2002	1997
Studio Plaza	—	9,347	73,358	131,054	15,015	198,744	213,759	67,329	1988/2004	1995
The Tower	65,969	9,643	160,602	1,026	9,643	161,628	171,271	4,588	1988/1998	2016
The Trillium (1)	—	20,688	143,263	81,635	21,990	223,596	245,586	63,136	1988	2005
Valley Executive Tower	92,618	8,446	67,672	100,761	11,737	165,142	176,879	46,624	1984	1998
Valley Office Plaza	41,271	5,731	24,329	47,192	8,957	68,295	77,252	21,105	1966/2002	1998
Verona	14,127	2,574	7,111	14,611	5,111	19,185	24,296	5,699	1991	1997
Village on Canon	58,337	5,933	11,389	48,546	13,303	52,565	65,868	14,988	1989/1995	1994
Warner Center Towers	285,000	43,110	292,147	397,609	59,418	673,448	732,866	194,516	1982-1993/2004	2002
Westside Towers	107,386	8,506	79,532	78,623	14,568	152,093	166,661	43,245	1985	1998
Westwood Center	113,343	9,512	259,341	2,533	9,513	261,873	271,386	7,282	1965/2000	2016
Westwood Place	65,669	8,542	44,419	50,364	11,448	91,877	103,325	26,767	1987	1999

Multifamily Properties
555 Barrington	43,440	6,461	27,639	40,212	14,903	59,409	74,312	17,366	1989	1999
Barrington Plaza	153,630	28,568	81,485	151,598	58,208	203,443	261,651	58,399	1963/1998	1998
Barrington/Kiowa	11,345	5,720	10,052	488	5,720	10,540	16,260	3,077	1974	2006
Barry	9,000	6,426	8,179	404	6,426	8,583	15,009	2,615	1973	2006
Kiowa	4,535	2,605	3,263	228	2,605	3,491	6,096	1,064	1972	2006
Moanalua Hillside Apartments	145,000	19,426	85,895	37,245	30,071	112,495	142,566	32,308	1968/2004	2005
Pacific Plaza	46,400	10,091	16,159	73,336	27,816	71,770	99,586	20,223	1963/1998	1999
The Shores	144,610	20,809	74,191	197,478	60,555	231,923	292,478	64,915	1965-67/2002	1999
Villas at Royal Kunia	90,120	42,887	71,376	13,863	35,163	92,963	128,126	30,685	1990/1995	2006
Waena Apartments	103,400	26,864	119,273	534	26,864	119,807	146,671	7,397	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner (1)	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$4,408,083	$748,063	$4,663,802	$3,527,796	$1,022,340	$7,917,321	$8,939,661	$1,789,678

Property Under Development
Landmark II Development	$—	$13,070	$—	$3,333	$13,070	$3,333	$16,403	$—	N/A	N/A
Moanalua Hillside Apartments - Development	—	5,294	—	36,762	5,294	36,762	42,056	—	N/A	N/A
Total Property Under Development	$—	$18,364	$—	$40,095	$18,364	$40,095	$58,459	$—

Total	$4,408,083	$766,427	$4,663,802	$3,567,891	$1,040,704	$7,957,416	$8,998,120	$1,789,678
_____________________________________________________

(1)	These properties are encumbered by our revolving credit facility, which had a zero balance as of December 31, 2016.

(2)	Includes tenant improvements and lease intangibles.

(3)	At December 31, 2016, the aggregate cost of consolidated real estate for federal income tax purposes was $6.14 billion.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2016
(in thousands)

The table below presents (in thousands) a reconciliation of our investment in real estate:

		Year Ended December 31,
		2016	2015	2014
Real Estate Assets
Balance, beginning of period		$7,266,009	$7,099,571	$7,012,733
Additions:	Property acquisitions	1,750,828	120,696	223,186
	Improvements	96,649	75,367	84,578
	Developments	31,559	3,778	4,280
Deductions:	Properties held for sale	(186)	(288)	(58,032)
	Write-offs	(146,739)	(33,115)	(167,174)
Balance, end of period		$8,998,120	$7,266,009	$7,099,571

Accumulated Depreciation and Amortization
Balance, beginning of period		$(1,687,998)	$(1,517,417)	$(1,495,819)
Additions:	Depreciation and amortization	(248,914)	(205,333)	(202,512)
Deductions:	Properties held for sale	495	1,637	13,740
	Write-offs	146,739	33,115	167,174
Balance, end of period		$(1,789,678)	$(1,687,998)	$(1,517,417)

Douglas Emmett, Inc.
Exhibits

Exhibit Index

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc. (1)
3.2	Bylaws of Douglas Emmett, Inc. (2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.(3)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.(4)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP. (4)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein.(5) +
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. (6) +
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. (7) +
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. (8) +
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan 2016 LTIP Unit Award Agreement.(8) +
10.10	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. (9) +
10.11	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. (9) +
10.12	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. (9) +
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10) *
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10) *
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
____________________________________________________
*	Filed with this 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference.
(2)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference.
(3)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference.
(4)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference.
(5)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference.
(6)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference.
(7)	Filed with Form 8-K on June 3, 2016 and incorporated herein by this reference.
(8)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference.
(9)	Filed with Form 10-K on February 27, 2015 and incorporated herein by this reference.
(10)
In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.