Form 10-Q
period 2017-03-31
Douglas Emmett Inc
filed 2017-05-05
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 28, 2017
Common Stock, $0.01 par value per share	154,584,972	shares

Glossary

Abbreviations used in this document:

ASU	Accounting Standards Updates
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X and Partnership X)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Defined terms used in this document:

Annualized rent
Annualized cash base rent (excludes tenant reimbursements, parking income, lost rent recovered from insurance and other revenue) before abatements under leases commenced as of the reporting date. For our triple net Burbank and Honolulu office properties, annualized rent is calculated by adding expense reimbursements to base rent.

Consolidated Portfolio	Includes the properties in our consolidated results, which includes the properties owned by our consolidated JVs.
Leased Rate	Signed leases not yet commenced as of the reporting date.
Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced), available square feet, building management use square feet and square feet of BOMA adjustment on leased space.

Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our unconsolidated real estate Funds.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments in Southern California and Honolulu, Hawaii;

•	a general downturn in the economy, such as the global financial crisis that commenced in 2008;

•	competition from other real estate investors in our markets;

•	decreased rental rates or increased tenant incentive and vacancy rates;

•	defaults on, early termination of, or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	failure to generate sufficient cash flows to service our outstanding debt;

•	failure to generate sufficient cash flows to make payments on a ground lease for one of our properties;

•	difficulties in raising capital;

•	difficulties in identifying properties to acquire and failure to complete acquisitions successfully;

•	failure to successfully operate acquired properties;

•	real estate investments are generally illiquid and difficult to sell quickly;

•	possible adverse changes in rent control laws and regulations;

•	environmental uncertainties;

•	risks related to natural disasters;

•	lack or insufficient amount of insurance, or increases in the cost of maintaining existing insurance coverage;

•	inability to successfully expand into new markets and submarkets;

•	risks associated with property development;

•	risks associated with JVs;

•	conflicts of interest with our officers and reliance on key personnel;

•	changes in real estate zoning laws and increases in real property tax rates;

•	adverse results of litigation or governmental proceedings;

•	complying with laws, regulations and covenants that are applicable to our properties;

•	difficulty in liquidating our short term investments;

•	the consequences of any possible terrorist attacks or wars;

•	the consequences of any possible cyber attacks or intrusions;

•	adoption of new accounting pronouncements could adversely affect our operating results;

•	weaknesses in our internal controls over financial reporting could result in restatements of our operating results;

•	failure to maintain our REIT status under federal tax laws; and

•	changes to tax laws that could adversely affect us.

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2016 Annual Report on Form 10-K. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$1,022,340	$1,022,340
Buildings and improvements	7,223,644	7,221,124
Tenant improvements and lease intangibles	703,537	696,197
Property under development	70,416	58,459
Investment in real estate, gross	9,019,937	8,998,120
Less: accumulated depreciation and amortization	(1,844,009)	(1,789,678)
Investment in real estate, net	7,175,928	7,208,442
Cash and cash equivalents	85,533	112,927
Tenant receivables, net	3,391	2,165
Deferred rent receivables, net	96,754	93,165
Acquired lease intangible assets, net	4,833	5,147
Interest rate contract assets	41,234	35,656
Investment in unconsolidated real estate funds	142,655	144,289
Other assets	36,371	11,914
Total assets	$7,586,699	$7,613,705

Liabilities
Secured notes payable and revolving credit facility, net	$4,391,410	$4,369,537
Interest payable, accounts payable and deferred revenue	97,316	75,229
Security deposits	46,153	45,990
Acquired lease intangible liabilities, net	62,685	67,191
Interest rate contract liabilities	2,600	6,830
Dividends payable	35,228	34,857
Total liabilities	4,635,392	4,599,634

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 153,144,327 and 151,530,210 outstanding at March 31, 2017 and December 31, 2016, respectively	1,531	1,515
Additional paid-in capital	2,676,960	2,725,157
Accumulated other comprehensive income	22,858	15,156
Accumulated deficit	(836,859)	(820,685)
Total Douglas Emmett, Inc. stockholders' equity	1,864,490	1,921,143
Noncontrolling interests	1,086,817	1,092,928
Total equity	2,951,307	3,014,071
Total liabilities and equity	$7,586,699	$7,613,705

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Revenues
Office rental
Rental revenues	$133,016	$111,006
Tenant recoveries	11,050	10,211
Parking and other income	26,282	23,162
Total office revenues	170,348	144,379

Multifamily rental
Rental revenues	22,241	22,427
Parking and other income	1,892	1,766
Total multifamily revenues	24,133	24,193

Total revenues	194,481	168,572

Operating Expenses
Office expenses	54,885	47,883
Multifamily expenses	5,947	6,031
General and administrative	10,156	8,071
Depreciation and amortization	67,374	55,552
Total operating expenses	138,362	117,537

Operating income	56,119	51,035

Other income	2,162	2,089
Other expenses	(1,724)	(3,004)
Income, including depreciation, from unconsolidated real estate funds	2,177	1,586
Interest expense	(36,954)	(35,660)
Net income	21,780	16,046
Less: Net income attributable to noncontrolling interests	(2,731)	(680)
Net income attributable to common stockholders	$19,049	$15,366

Net income attributable to common stockholders per share – basic	$0.124	$0.104
Net income attributable to common stockholders per share – diluted	$0.123	$0.101

Dividends declared per common share	$0.23	$0.22

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$21,780	$16,046
Other comprehensive income (loss): cash flow hedges	9,829	(20,608)
Comprehensive income (loss)	31,609	(4,562)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(4,858)	1,900
Comprehensive income (loss) attributable to common stockholders	$26,751	$(2,662)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$21,780	$16,046
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(2,177)	(1,586)
Depreciation and amortization	67,374	55,552
Net accretion of acquired lease intangibles	(4,192)	(3,304)
Straight-line rent	(3,588)	(2,919)
Bad debt (recovery) expense	(6)	679
Amortization of deferred loan costs	2,098	1,319
Non-cash market value adjustments on interest rate contracts	13	—
Amortization of stock-based compensation	2,708	2,379
Operating distributions from unconsolidated real estate funds	2,177	375
Change in working capital components:
Tenant receivables	(1,220)	(2,440)
Interest payable, accounts payable and deferred revenue	22,641	18,444
Security deposits	163	4,331
Other assets	(219)	965
Net cash provided by operating activities	107,552	89,841

Investing Activities
Capital expenditures for improvements to real estate	(25,280)	(15,556)
Capital expenditures for developments	(9,905)	(1,412)
Property acquisitions	—	(1,257,513)
Deposits for property acquisitions	(24,000)	—
Loan payments received from related parties	—	763
Capital distributions from unconsolidated real estate funds	1,407	15,773
Net cash used in investing activities	(57,778)	(1,257,945)

Financing Activities
Proceeds from borrowings	88,000	900,000
Repayment of borrowings	(68,145)	(31,194)
Loan cost payments	(85)	(11,444)
Contributions from noncontrolling interests in consolidated JVs	250	320,000
Distributions paid to noncontrolling interests	(9,632)	(6,098)
Dividends paid to common stockholders	(34,852)	(32,322)
Taxes paid on exercise of stock options	(52,704)	(445)
Net cash (used in) provided by financing activities	(77,168)	1,138,497

Decrease in cash and cash equivalents	(27,394)	(29,607)
Cash and cash equivalents at the beginning of the year	112,927	101,798
Cash and cash equivalents at quarter end	$85,533	$72,191

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest, net of capitalized interest	$33,400	$32,893
Capitalized interest paid	$521	$238

NON-CASH INVESTING TRANSACTIONS
Accrual increase/(decrease) for capital expenditures for improvements to real estate	$(2,593)	$—
Accrual increase/(decrease) for capital expenditures for developments	$2,039	$—
Capitalized stock-based compensation for improvements to real estate and developments	$228	$217
Removal of fully depreciated and amortized building and tenant improvements and lease intangibles	$13,044	$4,230
Removal of fully amortized acquired lease intangible assets	$65	$150
Removal of fully accreted acquired lease intangible liabilities	$2,073	$6,424
Application of deposit to purchase price of property	$—	$75,000

NON-CASH FINANCING TRANSACTIONS
Gain (loss) from market value adjustments - consolidated derivatives	$4,722	$(28,812)
Gain (loss) from market value adjustments - unconsolidated Funds' derivatives	$99	$(611)
Dividends declared	$35,223	$32,424
Common stock issued in exchange for OP Units	$4,523	$5,847

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles, California and Honolulu, Hawaii. The terms "us," "we" and "our" as used in these financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. As of March 31, 2017, our portfolio of properties consisted of:

	Consolidated Portfolio(1)	Total Portfolio(1)
Office(2)
Wholly-owned properties	52	52
JV properties	7	7
Fund properties	—	8
	59	67

Multifamily
Wholly-owned properties	10	10

Total	69	77
__________________________________________________

(1)	In addition to our properties, we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income.

(2)	Office portfolio includes ancillary retail space.

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs and we are the primary beneficiary. As of March 31, 2017, the total consolidated assets, liabilities and equity of the VIEs was $7.59 billion  (of which $7.18 billion related to investment in real estate), $4.64 billion and $2.95 billion (of which $1.09 billion related to noncontrolling interest), respectively.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2016 Annual Report on Form 10-K and the notes thereto. References in this report to the number of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017. The ASU changes our accounting policy "Investment in Real Estate" disclosed in our 2016 Annual Report on Form 10-K. The ASU will impact our future financial position, results of operations and disclosures because we expect that our property acquisitions will be accounted for as asset purchases, and the related acquisition expenses will be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. See "Recently issued and adopted accounting literature below". We have not made any other changes during the period covered by this Report to our significant accounting policies disclosed in our 2016 Annual Report on Form 10-K.

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

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" which amends "Investments-Equity Method and Joint Ventures" (Topic 323). The ASU simplifies the transition to the equity method of accounting by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for equity method accounting as a result of an increase in the level of ownership or degree of influence. The ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017, and early adoption is permitted. The amendments in this ASU should be applied prospectively. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial position, results of operations or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting" which amends "Compensation-Stock Compensation" (Topic 718). This ASU simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017, and early adoption is permitted. The ASU amendments are applied on a prospective or retrospective basis depending on the specific amendment. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial position, results of operations or disclosures.

In October 2016, the FASB issued ASU No. 2016-17, "Interests Held Through Related Parties That Are Under Common Control". The ASU provides guidance regarding the consolidation of VIEs. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, which for us would be the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business". The ASU provides guidance regarding the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, which for us would be the first quarter of 2018. The ASU should be applied prospectively and early adoption is permitted. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial position, results of operations or disclosures upon adoption. The ASU will impact our future financial position, results of operations and disclosures because we expect that our property acquisitions will be accounted for as asset purchases, and the related acquisition expenses will be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under prevailing GAAP. The accounting applied by a lessor is largely unchanged from that applied under prevailing GAAP. For example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term. Topic 842 requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in Topic 606 (for lessors). Topic 842 defines initial direct costs of a lease (which may be capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as fixed employee salaries, are not considered to be initial direct costs, and may not be capitalized. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for us would be the first quarter of 2019, and early adoption is permitted.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends Topic 606. The ASU clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606. The ASU provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606. The ASU provides guidance for a variety of revenue recognition related topics. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 (Topic 606) by one year. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20). The ASU provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. As a result, the various ASUs listed above are now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. The amendments in this ASU should be applied retrospectively. We are not planning on early adopting the ASU and we expect to use the modified retrospective method of adoption. We are currently evaluating the potential impact to our accounting, particularly with respect to our tenant recovery revenues, and whether such changes will be material to our future results of operations and financial position. As noted above, ASU 2016-02 "Leases" requires that non-lease components such as tenant recovery revenues be accounted for in accordance with ASU 2014-09, which means that the classification and timing of our tenant recovery revenues could be impacted.

The FASB has not issued any other ASUs during 2017 that we expect to be applicable and have a material impact on our future financial position, results of operations or disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

The results of operations from our acquisitions are included in our consolidated statements of operations after the respective acquisition dates. The purchase accounting for our 2016 acquisitions is subject to adjustment within twelve months of the acquisition date because they were accounted for as business combinations.

2017 First Quarter Acquisitions

We did not acquire any properties during the first quarter of 2017. See Note 17 regarding our purchase of two Class A office properties in April 2017.

2016 First Quarter Acquisitions

Westwood Portfolio Acquisition

On February 29, 2016 (Acquisition Date), a consolidated JV which we manage and in which we own an equity interest acquired four Class A office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion. As of the Acquisition Date, we had contributed sixty-percent of the equity to the JV, which was subsequently reduced to thirty-percent on May 31, 2016 (Sell Down Date) when we sold half of our equity interest to a third party investor. The table below (in thousands) summarizes our purchase accounting and funding sources for the acquisition:

Sources and Uses of Funds	Actual at Closing(1)	Pro Forma Sell Down Adjustments(2)	Pro Forma

Building square footage	1,725		1,725

Uses of funds - Investment in real estate:
Land	$94,996		$94,996
Buildings and improvements	1,236,786		1,236,786
Tenant improvements and lease intangibles	50,439		50,439
Acquired above and below-market leases, net(3)	(49,708)		(49,708)
Net assets and liabilities acquired(4)	$1,332,513		$1,332,513

Source of funds:
Cash on hand(5)	$153,745	$—	$153,745
Credit facility(6)	290,000	(240,000)	50,000
Non-recourse term loan, net(7)	568,768	—	568,768
Noncontrolling interests	320,000	240,000	560,000
Total source of funds	$1,332,513	$—	$1,332,513
________________________________________________

(1)	Reflects the purchase of the Westwood Portfolio on the Acquisition Date when we contributed sixty-percent of the equity to the consolidated JV.

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

(3)	As of the Acquisition Date, the weighted average remaining life of the acquired above-and below-market leases was approximately 4.4 years.

(4)	The difference between the contract and purchase price related to credits received for prorations and similar matters.

(5)	Cash paid included a $75.0 million deposit, $67.5 million paid at closing and $11.2 million spent on loan costs in connection with securing the $580.0 million term loan.

(6)	Reflects borrowings using the Company's credit facility, which bears interest at LIBOR + 1.40%.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

The table below (in thousands) presents the revenues and net income attributable to common stockholders from the
Westwood Portfolio included in the consolidated statement of operations after the Acquisition Date:

	Three Months Ended March 31,
	2017	2016

Total office revenues	$23,949	$8,223
Net income (loss) attributable to common stockholders(1)	$1,034	$(2,214)
______________________________________________________

(1)	Excluding transaction costs, net income (loss) attributable to common stockholders was $1.0 million and $(0.3) million for the three months ended March 31, 2017 and 2016, respectively.

The table below (in thousands, except per share information) presents the historical results of Douglas Emmett, Inc. and the Westwood Portfolio on a combined basis as if the acquisition was completed on January 1, 2016, based on our thirty-percent ownership interest and includes adjustments that give effect to events that are (i) directly attributable to the acquisition, (ii)  expected to have a continuing impact on us, and (iii) are factually supportable. The pro forma reflects the hypothetical impact of the acquisition on us and does not purport to represent what our results of operations would have been had the acquisition occurred on January 1, 2016, or project the results of operations for any future period. The information does not reflect cost savings or operating synergies that may result from the acquisition or the costs to achieve any such potential cost savings or operating synergies. Transaction costs related to the acquisition have been excluded.

Three months ended March 31, 2016

Pro forma revenues	$181,900
Pro forma net income attributable to common stockholders	$16,404
Pro forma net income attributable to common stockholders per share – basic	$0.111
Pro forma net income attributable to common stockholders per share – diluted	$0.108

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	March 31, 2017	December 31, 2016

Above-market tenant leases	$5,045	$5,110
Accumulated amortization - above-market tenant leases	(2,608)	(2,379)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(802)	(782)
Acquired lease intangible assets, net	$4,833	$5,147

Below-market tenant leases	$102,852	$104,925
Accumulated accretion - below-market tenant leases	(43,662)	(41,241)
Above-market ground leases	4,017	16,200
Accumulated accretion - above-market ground leases	(522)	(12,693)
Acquired lease intangible liabilities, net	$62,685	$67,191

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended March 31,
	2017	2016

Net accretion of above/below-market tenant leases(1)	$4,184	$3,295
Amortization of above-market ground lease(2)	(4)	(4)
Accretion of above-market ground lease(3)	12	13
Total	$4,192	$3,304
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Ground lease from which we earn ground rent income. Recorded as a decrease to office parking and other income.

(3)	Ground lease from which we incur ground rent expense. Recorded as a decrease to office expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interest in two unconsolidated Funds, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  At March 31, 2017, we held equity interests of 68.61% of Fund X and 24.25% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Three Months Ended March 31,
	2017	2016

Operating distributions received	$2,177	$375
Capital distributions received	1,407	15,773
Total distributions received	$3,584	$16,148

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	March 31, 2017	December 31, 2016

Total assets	$688,492	$689,991
Total liabilities	$449,994	$448,522
Total equity	$238,498	$241,469

	Three Months Ended March 31,
	2017	2016

Total revenues	$18,625	$17,475
Operating income	$4,926	$4,242
Net income	$2,161	$1,404

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Restricted cash	$121	$121
Prepaid expenses	7,300	6,779
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	24,000	—
Furniture, fixtures and equipment, net	984	1,093
Other	1,978	1,933
Total other assets	$36,371	$11,914

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of March 31, 2017	Principal Balance as of December 31, 2016	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term Loan(3)		$—	$1,000	N/A	3.00%	--
Term Loan(4)	8/5/2018	348,379	349,933	N/A	4.14%	--
Term Loan(4)	2/1/2019	149,188	149,911	N/A	4.00%	--
Term Loan(4)	6/5/2019	284,578	285,000	N/A	3.85%	--
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	--
Term Loan(4)(5)	3/1/2020	344,314	345,759	N/A	4.46%	--
Fannie Mae Loans	11/1/2020	388,080	388,080	LIBOR + 1.65%	3.65%	11/1/2017
Term Loan(6)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term Loan(6)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term Loan(6)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term Loan(6)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term Loan(6)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term Loan(6)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Fannie Mae Loan(6)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae Loan(6)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Revolving credit facility(7)	8/21/2020	25,000	—	LIBOR + 1.40%	N/A	--
Total Wholly Owned Debt		3,701,939	3,682,083

Consolidated JVs
Term Loan	7/21/2019	146,000	146,000	LIBOR + 1.55%	N/A	--
Term Loan(6)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Total Consolidated Debt(8) (9)(10)		4,427,939	4,408,083
Deferred loan costs, net(11)		(36,529)	(38,546)
Total Consolidated Debt, net		$4,391,410	$4,369,537
___________________________________________________

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At March 31, 2017, this loan had been paid off.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Interest is fixed until March 2018.

(6)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(7)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(8)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(9)	At March 31, 2017, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending March 31:

2018	$358,828
2019	493,590
2020	565,040
2021	708,080
2022	300,000
Thereafter	2,002,401
Total future principal payments	$4,427,939

(10)
At March 31, 2017, the weighted average remaining life, including extension options, of our total consolidated term debt (excluding our revolving credit facility) was 4.6 years. For the $4.11 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average (i) remaining life was 4.8 years, (ii) remaining period during which interest was fixed was 2.9 years, (iii) annual interest rate was 3.28% and (iv) effective interest rate was 3.43% (including the non-cash amortization of deferred loan costs). Except as otherwise noted below, each loan (including our revolving credit facility) is secured by one or more separate collateral pools consisting of one or more properties, requiring monthly payments of interest only, with the outstanding principal due upon maturity. The following table summarizes (in thousands) our fixed and floating rate debt:

Description	Principal Balance as of March 31, 2017	Principal Balance as of December 31, 2016

Aggregate swapped to fixed rate loans	$2,985,480	$2,985,480
Aggregate fixed rate loans	1,126,459	1,131,603
Aggregate floating rate loans	316,000	291,000
Total Debt	$4,427,939	$4,408,083

(11)
Deferred loan costs are net of accumulated amortization of $17.5 million and $15.4 million at March 31, 2017 and December 31, 2016 respectively. The table below (in thousands) sets forth amortization of deferred loan costs, which is included in Interest Expense in our consolidated statement of operations:

	Three Months Ended March 31,
	2017	2016

Deferred loan cost amortization	$2,098	$1,319

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Interest payable	$11,000	$9,561
Accounts payable and accrued liabilities	57,111	36,880
Deferred revenue	29,205	28,788
Total interest payable, accounts payable and deferred revenue	$97,316	$75,229

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9. Derivative Contracts

Derivative Summary

As of March 31, 2017, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)

Consolidated derivatives(1)	22	$2,985,480
Unconsolidated Funds' derivatives(2)	2	$435,000
___________________________________________________

(1)	The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of March 31, 2017, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. We do not post collateral for our swaps in a liability position. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

Fair value of derivatives in a liability position(1)	March 31, 2017	December 31, 2016

Consolidated derivatives(2)	$3,596	$7,689
Unconsolidated Funds' derivatives(3)	$—	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Our unconsolidated Funds did not have any derivatives in a liability position.

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

Fair value of derivatives in an asset position(1)	March 31, 2017	December 31, 2016

Our derivatives(2)	$40,748	$35,144
Our Funds' derivatives(3)	$3,904	$3,724
___________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of derivative instruments on our AOCI and statements of operations:

	Three Months Ended March 31,
	2017	2016
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recorded in AOCI - Consolidated derivatives(1)(5)	$4,722	$(28,812)
Gain (loss) recorded in AOCI - unconsolidated Funds' derivatives(2)(5)	$99	$(611)
Loss reclassified from AOCI - Consolidated derivatives(3)(5)	$(5,100)	$(8,710)
Gain (loss) reclassified from AOCI - unconsolidated Funds' derivatives(4)(5)	$92	$(105)
Gain (loss) recorded - Consolidated derivatives(6)	$13	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the effective portion of the change in fair value of interest rate swaps.

(2)	Represents our share of the effective portion of the change in fair value of our unconsolidated Funds' interest rate swaps.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as a increase (decrease) to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)	Represents the ineffective portion of the change in fair value of interest rate swaps, which is recorded as a reduction (increase) to interest expense.

(7)	We do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

At March 31, 2017, our estimate of the AOCI related to derivatives, designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as swap interest payments are made, is presented in the table below (in thousands):

Consolidated derivatives(1)	$5,279
Unconsolidated Funds' derivatives(2)	$(158)
________________________________________

(1)	Reclassified as an increase to Interest expense.

(2)	Reclassified as a decrease to Income, including depreciation, from unconsolidated real estate funds (our share).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Equity Transactions

During the three months ended March 31, 2017, we (i) acquired 337 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes). See Note 17 regarding our common stock sales in April 2017.

During the three months ended March 31, 2016, we (i) created a JV which acquired the Westwood Portfolio, and investors contributed $320.0 million directly to the JV for a forty-percent interest, see Note 3 for more information regarding the JV, (ii) acquired 426 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (iii) issued 24 thousand shares of our common stock for the exercise of 65 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	19,049	2,731	21,780
Cash flow hedge fair value adjustments	7,702	2,127	9,829
Contributions to consolidated JV	—	250	250
Dividends and distributions	(35,223)	(9,632)	(44,855)
Exchange of OP units for common stock	4,523	(4,523)	—
Exercise of stock options(1)	(52,704)	—	(52,704)
Stock-based compensation	—	2,936	2,936
Balance as of March 31, 2017	$1,864,490	$1,086,817	$2,951,307
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2016	$1,926,211	$355,337	$2,281,548
Net income	15,366	680	16,046
Cash flow hedge fair value adjustments	(18,028)	(2,580)	(20,608)
Contributions	—	320,000	320,000
Dividends and distributions	(32,424)	(6,098)	(38,522)
Exchange of OP units for common stock	5,847	(5,847)	—
Exercise of stock options	(445)	—	(445)
Stock-based compensation	—	2,596	2,596
Balance as of March 31, 2016	$1,896,527	$664,088	$2,560,615

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of March 31, 2017 when we and our Operating Partnership had 153.1 million shares of common stock and 25.3 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
	2017	2016

Net income attributable to common stockholders	$19,049	$15,366

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	4,523	5,847
Net transfers from noncontrolling interests	4,523	5,847

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$23,572	$21,213

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the three months ended March 31:

	2017	2016

Beginning balance	$15,156	$(9,285)

Other comprehensive income (loss) before reclassifications - our derivatives	4,722	(28,812)
Other comprehensive income (loss) before reclassifications - our Fund's derivatives	99	(611)
Reclassifications from AOCI - our derivatives(2)	5,100	8,710
Reclassifications from AOCI - our Fund's derivatives(3)	(92)	105
Net current period OCI	9,829	(20,608)
Less OCI attributable to noncontrolling interests	(2,127)	2,580
OCI attributable to common stockholders	7,702	(18,028)

Ending balance	$22,858	$(27,313)
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	Reclassification as an increase to Interest expense.

(3)	Reclassification as an (increase) decrease to Income, including depreciation, from unconsolidated real estate funds.

Equity Compensation

On June 2, 2016, the Douglas Emmett 2016 Omnibus Stock Incentive Plan ("2016 Plan") became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett 2006 Omnibus Stock Incentive Plan ("2006 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Grants after June 2, 2016 were awarded under the 2016 Plan, while grants prior to that date were awarded under the 2006 Plan (grants under the 2006 Plan remain outstanding according to their terms). Both plans are administered by the compensation committee of our board of directors.  Total net stock-based compensation expense was $2.7 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are net of capitalized stock-based compensation of $228 thousand and $217 thousand for the three months ended March 31, 2017 and 2016, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was $102.1 million and $1.1 million, respectively.

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

	Three Months Ended March 31,
	2017	2016
Numerator (in thousands):
Net income attributable to common stockholders	$19,049	$15,366
Allocation to participating securities: Unvested LTIP Units	(98)	(84)
Numerator for basic and diluted net income attributable to common stock holders	$18,951	$15,282

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	152,490	147,236
Effect of dilutive securities: Stock options(1)	1,165	4,215
Weighted average shares of common stock and common stock equivalents outstanding - diluted	153,655	151,451

Basic EPS:
Net income attributable to common stockholders per share	$0.124	$0.104

Diluted EPS:
Net income attributable to common stockholders per share	$0.123	$0.101
____________________________________________________

(1)
The following securities (in thousands) were excluded from the computation of the weighted average shares of common stock and common stock equivalents outstanding - diluted because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended March 31,
	2017	2016

OP Units	24,661	25,549
Vested LTIP Units	762	815

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of March 31, 2017, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

Secured Notes Payable:	March 31, 2017	December 31, 2016

Fair value	$4,418,661	$4,429,224
Carrying value	$4,402,939	$4,408,083

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

	March 31, 2017	December 31, 2016
Derivative Assets:
Fair value - consolidated derivatives(1)	$41,234	$35,656
Fair value - unconsolidated Funds' derivatives(2)	$3,840	$3,605

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$2,600	$6,830
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
____________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheet. The fair value excludes accrued interest which is included in interest payable in the consolidated balance sheet.

(2)
Represents 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated real estate funds in our consolidated balance sheet. See Note 5 for more information regarding our unconsolidated Funds.

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

	Three Months Ended March 31,
	2017	2016
Office Segment
Total office revenues	$170,348	$144,379
Office expenses	(54,885)	(47,883)
Office Segment profit	115,463	96,496

Multifamily Segment
Total multifamily revenues	24,133	24,193
Multifamily expenses	(5,947)	(6,031)
Multifamily Segment profit	18,186	18,162

Total profit from all segments	$133,649	$114,658

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended March 31,
	2017	2016

Total profit from all segments	$133,649	$114,658
General and administrative	(10,156)	(8,071)
Depreciation and amortization	(67,374)	(55,552)
Other income	2,162	2,089
Other expenses	(1,724)	(3,004)
Income, including depreciation, from unconsolidated real estate funds	2,177	1,586
Interest expense	(36,954)	(35,660)
Net income	21,780	16,046
Less: Net income attributable to noncontrolling interests	(2,731)	(680)
Net income attributable to common stockholders	$19,049	$15,366

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground leases at March 31, 2017:

Twelve months ending March 31:

2018	$493,666
2019	428,623
2020	372,372
2021	306,184
2022	230,853
Thereafter	634,361
Total future minimum base rentals(1)	$2,466,059
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) holdover rent, (iii) other types of rent such as storage rent and antenna rent, (iv) tenant reimbursements, (v) straight line rent, (vi) amortization/accretion of acquired above/below-market lease intangibles and (vii) percentage rents.  The amounts assume that early termination options held by tenants are not exercised.

15. Future Minimum Lease Rental Payments

We incurred ground rent expense for a ground lease of $183 thousand for the three months ended March 31, 2017 and 2016. The table below (in thousands) presents the future minimum ground lease payments as of March 31, 2017:

Twelve months ending March 31:

2018	$733
2019	733
2020	733
2021	733
2022	733
Thereafter	47,461
Total future minimum lease payments(1)	$51,126
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2017 and 2016, no tenant accounted for more than 10% of our total revenues.

All of our properties, including the properties of our consolidated JVs and unconsolidated Funds, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-five buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of March 31, 2017, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contracts

During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments to be removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. The $120.0 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $120.0 million to $140.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project. As of March 31, 2017, we had an aggregate remaining contractual commitment for these development projects of $94.1 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Other Contracts

As of March 31, 2017, we had an aggregate remaining contractual commitment for capital expenditure projects and repositionings was approximately $8.8 million.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2017, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of March 31, 2017. The amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (in millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Fund X(2)	5/1/2018	$325.0	LIBOR + 1.75%	2.35%	5/1/2017
Partnership X(3)	3/1/2023	110.0	LIBOR + 1.40%	2.30%	3/1/2021
		$435.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.2 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $3.9 million.

17. Subsequent Events

On April 25, 2017, a consolidated joint venture that we manage and in which we own a twenty-percent interest acquired two Class A office properties in downtown Santa Monica totaling approximately 293,000 square feet for a combined purchase price of $352.8 million. The properties are located at 1299 Ocean Avenue and 429 Santa Monica Blvd. The joint venture financed a portion of the purchase price with a $142 million secured, non–recourse, interest only loan that matures in July 2019 and bears interest at LIBOR + 1.55%.
During April, 2017, we sold approximately 1.1 million shares of our common stock under our ATM program for net proceeds of $43.9 million after commissions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this Report, and our Forward Looking Statements disclaimer. Our results of operations for the three months ended March 31, 2017 and 2016 were affected by property acquisitions - see Note 3 to our consolidated financial statements in Item 1 of this Report for more information.

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
As of March 31, 2017, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	59	67
Rentable square feet (in thousands)	15,886	17,710
Leased rate	91.7%	91.7%
Occupied rate	89.5%	89.6%

Multifamily
Properties	10	10
Units	3,320	3,320
Leased rate	99.6%	99.6%
Occupied rate	98.1%	98.1%

__________________________________________________

(1)
Our Consolidated Portfolio includes all of the properties included in our consolidated results. We own 100% of these properties except for seven office properties totaling 2.3 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we earn ground rent income from ground leases to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio plus eight properties totaling 1.8 million square feet owned by our unconsolidated Funds, in which we own a weighted average of approximately 60% based on square footage. See Note 5 to our consolidated financial statements in Item 1 of this Report for our unconsolidated Funds' disclosures.

(3) Office portfolio includes ancillary retail space.

Annualized rent

Annualized rent from our Consolidated Portfolio was derived as follows as of March 31, 2017:

______

Acquisitions, Financings, Developments and Repositionings

Acquisitions

•
In April 2017, one of our consolidated JVs acquired two office properties. See Note 17 to our consolidated financial statements in Item 1 of this Report for more information regarding these acquisitions and the related financing.

Financings

•	During April, 2017, we sold approximately 1.1 million shares of our common stock under our ATM program for net proceeds of $43.9 million after commissions.

Developments
We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
We are building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, which we expect will cost approximately $120.0 million excluding the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool.

•
In West Los Angeles, we are planning to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $120.0 million to $140.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

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

In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of March 31, 2017, we were repositioning two properties: (i) a 661,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) a 79,000 square foot office property in Honolulu, Hawaii owned by a consolidated JV in which we own a two-thirds interest.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Three months ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	March 31, 2017	2016	2015	2014	2013

Average rental rate(2)	$45.92	$43.21	$42.65	$35.93	$34.72
Annualized lease transaction costs(3)	$5.59	$5.74	$4.77	$4.66	$4.16

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

Office Rent Roll Up

During the three months ended March 31, 2017,

•
Straight-line rent roll up. The average straight-line rent of $45.92 per square foot under new and renewed leases that we signed during the three months ended March 31, 2017 was 29.0% greater than the average straight-line rent of $35.59 per square foot on the expiring leases for the same space.  The rent roll up reflects continuing increases in average starting rental rates and more leases containing annual rent escalations in excess of 3% per annum.

•
Cash rent roll up. The average starting cash rental rate of $43.84 per square foot under new and renewed leases that we signed during the three months ended March 31, 2017 was 28.0% greater than the average starting cash rental rate of $34.26 per square foot on the expiring leases for the same space, and 12.9% greater than the average ending cash rental rate of $38.83 per square foot on those expiring leases.

Our office rent roll up can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Office Lease Expirations

As of March 31, 2017, assuming non-exercise of renewal options and early termination rights, we expect to see expiring cash rents in our total office portfolio as presented in the graph below:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2014, 2015, 2016 with the same remaining duration as the leases for the labeled year had at March 31, 2017. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Three months ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	March 31, 2017	2016	2015	2014	2013

Rental rate(1)	$28,049	$28,435	$27,936	$28,870	$27,392

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of the 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll Up

During the three months ended March 31, 2017, average rent on leases to new tenants at our residential properties were 4.0% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2017	2016	2015	2014	2013

Office portfolio	89.6%	90.4%	91.2%	90.5%	90.4%
Multifamily portfolio	98.1%	97.9%	98.0%	98.2%	98.7%

	Three months ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	March 31, 2017	2016	2015	2014	2013

Office portfolio	90.0%	90.6%	90.9%	90.0%	89.7%
Multifamily portfolio	98.0%	97.6%	98.2%	98.5%	98.6%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Revenues

Office Rental Revenue:  Office rental revenue increased by $22.0 million, or 19.8%, to $133.0 million for the three months ended March 31, 2017, compared to $111.0 million for the three months ended March 31, 2016.  The increase was primarily due to rental revenues of $19.1 million from properties that we acquired in 2016 and an increase in rental revenues of $4.0 million from the properties that we owned throughout both periods, partially offset by a decrease of $1.1 million in rental revenues from a property that we sold during 2016. The increase in rental revenue of $4.0 million from the properties that we owned throughout both periods was primarily due to an increase in rental rates, which was partially offset by a decrease of $0.5 million in the accretion from below-market leases. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions.

Office Tenant Recoveries:  Office tenant recoveries increased by $0.8 million, or 8.2%, to $11.1 million for the three months ended March 31, 2017, compared to $10.2 million for the three months ended March 31, 2016.  The increase was primarily due to tenant recoveries of $0.8 million from properties that we acquired in 2016.

Office Parking and Other Income: Office parking and other income increased by $3.1 million, or 13.5%, to $26.3 million for the three months ended March 31, 2017, compared to $23.2 million for the three months ended March 31, 2016. The increase was primarily due to parking and other income of $2.2 million from properties that we acquired in 2016 and an increase of $1.1 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease in parking and other income of $0.2 million from a property that we sold during 2016. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates.

Multifamily Revenue:  Total multifamily revenue decreased by $0.1 million, or 0.2%, to $24.1 million for the three months ended March 31, 2017, compared to $24.2 million for the three months ended March 31, 2016.  The decrease was primarily due to a decrease of $0.8 million in the accretion from below-market leases, almost entirely offset by an increase in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO.

Operating Expenses

Office Rental Expenses:  Office rental expenses increased by $7.0 million, or 14.6%, to $54.9 million for the three months ended March 31, 2017, compared to $47.9 million for the three months ended March 31, 2016. The increase was due to rental expenses of $7.2 million from properties that we acquired during 2016 and an increase of $0.2 million from properties that we owned throughout both periods, partially offset by a decrease of $0.4 million from a property that we sold during 2016.

Multifamily Rental Expenses:  Multifamily rental expense decreased by $0.1 million, or 1.4%, to $5.9 million for the three months ended March 31, 2017, compared to $6.0 million for the three months ended March 31, 2016.  The decrease was primarily due to a decrease in payroll expense, legal fees and excise taxes.

General and Administrative Expenses:  General and administrative expenses increased by $2.1 million, or 25.8%, to $10.2 million for the three months ended March 31, 2017, compared to $8.1 million for the three months ended March 31, 2016. The increase was primarily due to payroll taxes of $1.4 million related to the exercise of options as well as a $0.4 million increase in equity compensation expense.

Depreciation and Amortization:  Depreciation and amortization expense increased by $11.8 million, or 21.3%, to $67.4 million for the three months ended March 31, 2017, compared to $55.6 million for the three months ended March 31, 2016. The increase was primarily due to depreciation and amortization of $10.2 million from properties that we acquired during 2016.

Non-Operating Income and Expenses

Other Income and Other Expenses: Other income increased by $0.1 million, or 3.5%, to $2.2 million for the three months ended March 31, 2017, compared to $2.1 million for the three months ended March 31, 2016, and other expenses decreased by $1.3 million, or 42.6% to $1.7 million for the three months ended March 31, 2017 compared to $3.0 million for the three months ended March 31, 2016. The increase in other income was primarily due to an increase in revenue for management services that we provide to our unconsolidated Funds and an increase in revenue from the health club that we own and operate. The decrease in other expenses was primarily due to $1.5 million of acquisition-related expenses incurred in connection with the acquisition of the Westwood Portfolio by one of our consolidated JVs during the three months ended March 31, 2016, partly offset by an increase in expenses related to management services that we provide to our unconsolidated Funds and an increase in expenses from the health club that we own and operate. We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017, as a result, our property acquisitions qualify as asset purchases (not businesses) and the related acquisition expenses are capitalized as part of the purchase price of the respective property. See Note 2.

Income, Including Depreciation, from Unconsolidated Real Estate Funds:  Our share of the income, including depreciation, from our unconsolidated Funds increased by $0.6 million, or 37.3%, to $2.2 million for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016. The increase was primarily due to an increase in rental revenues for our unconsolidated Funds, which primarily reflects an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest Expense:  Interest expense increased by $1.3 million, or 3.6%, to $37.0 million for the three months ended March 31, 2017, compared to $35.7 million for the three months ended March 31, 2016.  The increase was due to interest expense of $4.0 million on debt related to our JV acquisitions during 2016, partially offset by a decrease in interest expense of $2.7 million on our remaining debt as a result of refinancing at lower interest rates during 2016. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

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

Comparison of Results

For the three months ended March 31, 2017, FFO increased by $7.6 million, or 9.9%, to $83.7 million, compared to $76.1 million for the three months ended March 31, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and (ii) a decrease in acquisition-related expenses as a result of acquisition-related expenses incurred during the three months ended March 31, 2016 related to the acquisition of the Westwood Portfolio, partially offset by increases in (a) interest expense due to new debt related to acquisitions in 2016 and (b) general and administrative expenses due to payroll taxes related to option exercises and an increase in equity compensation.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016

Net income attributable to common stockholders	$19,049	$15,366
Depreciation and amortization of real estate assets	67,374	55,552
Net income attributable to noncontrolling interests	2,731	680
Adjustments attributable to unconsolidated funds(1)	4,036	3,933
Adjustments attributable to consolidated JVs(1)	(9,521)	585
FFO	$83,669	$76,116

_____________________________________________________

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

Financing Activity for three months ended March 31, 2017

See "Acquisitions and Dispositions, Financings, Developments and Repositionings" above for a discussion of our financing activities during the three months ended March 31, 2017.

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

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and debt refinancings. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements due to the nature of our business and the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured indebtedness, the issuance of equity securities, including OP Units, property dispositions and JV transactions. We also have an ATM program which would allow us, subject to market conditions, to sell up to $305 million in common stock as of the date of this Report.

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

Cash Flows

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Cash flows from operating activities

Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs.  Net cash provided by operating activities increased by $17.7 million to $107.6 million for the three months ended March 31, 2017 compared to $89.8 million for the three months ended March 31, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and (ii) a decrease in acquisition-related expenses as a result of acquisition-related expenses incurred during the three months ended March 31, 2016 related to the acquisition of the Westwood Portfolio, partially offset by increases in (a) interest expense due to new debt related to acquisitions in 2016 and (b) general and administrative expenses due to payroll taxes related to option exercises.

Cash flows from investing activities

Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. Net cash used in investing activities decreased by $1.20 billion to $57.8 million for the three months ended March 31, 2017 compared to $1.26 billion for the three months ended March 31, 2016. The decrease is due to the acquisition of the Westwood Portfolio during the three months ended March 31, 2016.

Cash flows from financing activities

Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  Net cash used in financing activities decreased by $1.22 billion to $77.2 million for the three months ended March 31, 2017, compared to $1.14 billion cash provided for the three months ended March 31, 2016. The decrease is due to the financing of the Westwood Portfolio acquisition during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

Debt of our Unconsolidated Funds

Our unconsolidated Funds have their own non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2017, all of the obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Funds and their' debt, see Notes 5 and 16, respectively, to our consolidated financial statements in Item 1 of this Report.

Critical Accounting Policies

We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017. The ASU changes our accounting policy "Investment in Real Estate" disclosed in our 2016 Annual Report on Form 10-K. The ASU will impact our future financial position, results of operations and disclosures because we expect that our property acquisitions will be accounted for as asset purchases, and the related acquisition expenses will be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2016 Annual Report on Form 10-K. For a discussion of recently issued and adopted accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments does expose us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At March 31, 2017, 7.1% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of approximately $1.6 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of March 31, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for any additional relevant information disclosed in our public reports during 2017, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

DOUGLAS EMMETT, INC.

Date:	May 5, 2017	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 5, 2017	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO