Form 10-Q
period 2017-06-30
Douglas Emmett Inc
filed 2017-08-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 28, 2017
Common Stock, $0.01 par value per share	162,875,254	shares

Glossary

Abbreviations used in this document:

AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
IPO	Initial Public Offering
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	June 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
Investment in real estate:
Land	$1,050,037	$1,022,340
Buildings and improvements	7,555,950	7,221,124
Tenant improvements and lease intangibles	726,118	696,197
Property under development	85,269	58,459
Investment in real estate, gross	9,417,374	8,998,120
Less: accumulated depreciation and amortization	(1,903,764)	(1,789,678)
Investment in real estate, net	7,513,610	7,208,442
Cash and cash equivalents	173,151	112,927
Tenant receivables, net	2,529	2,165
Deferred rent receivables, net	99,195	93,165
Acquired lease intangible assets, net	4,673	5,147
Interest rate contract assets	37,092	35,656
Investment in unconsolidated real estate funds	107,140	144,289
Other assets	18,003	11,914
Total assets	$7,955,393	$7,613,705

Liabilities
Secured notes payable and revolving credit facility, net	$4,314,137	$4,369,537
Interest payable, accounts payable and deferred revenue	92,364	75,229
Security deposits	48,382	45,990
Acquired lease intangible liabilities, net	69,646	67,191
Interest rate contract liabilities	3,353	6,830
Dividends payable	36,976	34,857
Total liabilities	4,564,858	4,599,634

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 160,743,013 and 151,530,210 outstanding at June 30, 2017 and December 31, 2016, respectively	1,607	1,515
Additional paid-in capital	2,958,178	2,725,157
Accumulated other comprehensive income	20,871	15,156
Accumulated deficit	(853,586)	(820,685)
Total Douglas Emmett, Inc. stockholders' equity	2,127,070	1,921,143
Noncontrolling interests	1,263,465	1,092,928
Total equity	3,390,535	3,014,071
Total liabilities and equity	$7,955,393	$7,613,705

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues
Office rental
Rental revenues	$135,665	$126,650	$268,681	$237,656
Tenant recoveries	12,801	10,986	23,851	21,197
Parking and other income	27,076	25,460	53,358	48,622
Total office revenues	175,542	163,096	345,890	307,475

Multifamily rental
Rental revenues	22,237	22,406	44,478	44,833
Parking and other income	1,853	1,713	3,745	3,479
Total multifamily revenues	24,090	24,119	48,223	48,312

Total revenues	199,632	187,215	394,113	355,787

Operating Expenses
Office expenses	57,887	53,381	112,772	101,264
Multifamily expenses	5,878	5,341	11,825	11,372
General and administrative	8,592	9,403	18,748	17,474
Depreciation and amortization	68,793	62,568	136,167	118,120
Total operating expenses	141,150	130,693	279,512	248,230

Operating income	58,482	56,522	114,601	107,557

Other income	2,331	2,143	4,493	4,232
Other expenses	(1,773)	(1,908)	(3,497)	(4,912)
Income, including depreciation, from unconsolidated real estate funds	1,113	1,644	3,290	3,230
Interest expense	(38,000)	(37,703)	(74,954)	(73,363)
Income before gains	22,153	20,698	43,933	36,744
Gains on sales of investments in real estate	—	1,082	—	1,082
Net income	22,153	21,780	43,933	37,826
Less: Net income attributable to noncontrolling interests	(1,909)	(3,298)	(4,640)	(3,978)
Net income attributable to common stockholders	$20,244	$18,482	$39,293	$33,848

Net income attributable to common stockholders per share – basic	$0.129	$0.124	$0.254	$0.228
Net income attributable to common stockholders per share – diluted	$0.129	$0.120	$0.253	$0.221

Dividends declared per common share	$0.23	$0.22	$0.46	$0.44

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$22,153	$21,780	$43,933	$37,826
Other comprehensive income (loss): cash flow hedges	(4,193)	(14,890)	5,636	(35,498)
Comprehensive income	17,960	6,890	49,569	2,328
Less: Comprehensive (income) loss attributable to noncontrolling interests	297	1,913	(4,561)	3,813
Comprehensive income attributable to common stockholders	$18,257	$8,803	$45,008	$6,141

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$43,933	$37,826
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(3,290)	(3,230)
Gains on sales of investments in real estate	—	(1,082)
Depreciation and amortization	136,167	118,120
Net accretion of acquired lease intangibles	(8,476)	(8,314)
Straight-line rent	(6,030)	(7,636)
Bad debt expense	504	1,116
Amortization of deferred loan costs	4,522	3,235
Non-cash market value adjustments on interest rate contracts	25	—
Amortization of stock-based compensation	5,311	4,739
Operating distributions from unconsolidated real estate funds	3,290	893
Change in working capital components:
Tenant receivables	(868)	(1,487)
Interest payable, accounts payable and deferred revenue	16,718	12,455
Security deposits	2,392	5,072
Other assets	4,404	5,064
Net cash provided by operating activities	198,602	166,771

Investing Activities
Capital expenditures for improvements to real estate	(51,370)	(35,183)
Capital expenditures for developments	(23,646)	(5,967)
Property acquisitions	(354,023)	(1,257,513)
Deposits for property acquisitions	(10,000)	(5,000)
Proceeds from sale of investments in real estate, net	—	241,053
Loan payments received from related parties	—	763
Acquisitions of additional interests in unconsolidated real estate funds	(2,571)	—
Capital distributions from unconsolidated real estate funds	39,962	18,839
Net cash used in investing activities	(401,648)	(1,043,008)

Financing Activities
Proceeds from borrowings	933,000	1,374,500
Repayment of borrowings	(986,069)	(693,511)
Loan cost payments	(6,889)	(14,575)
Contributions from noncontrolling interests in consolidated JVs	188,248	320,000
Distributions paid to noncontrolling interests	(19,202)	(16,787)
Dividends paid to common stockholders	(70,075)	(64,747)
Taxes paid on exercise of stock options	(52,704)	(52,449)
Repurchase of OP Units	—	(826)
Proceeds from issuance of common stock, net	276,961	—
Net cash provided by financing activities	263,270	851,605

Increase (decrease) in cash and cash equivalents	60,224	(24,632)
Cash and cash equivalents at the beginning of the year	112,927	101,798
Cash and cash equivalents at quarter end	$173,151	$77,166

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest, net of capitalized interest	$69,001	$70,353
Capitalized interest paid	$1,150	$503

NON-CASH INVESTING TRANSACTIONS
Accrual increase for capital expenditures for improvements to real estate	$417	$181
Capitalized stock-based compensation for improvements to real estate and developments	$475	$448
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$22,077	$9,401
Removal of fully amortized acquired lease intangible assets	$71	$598
Removal of fully accreted acquired lease intangible liabilities	$2,935	$8,100
Application of deposit to purchase price of property	$—	$75,000

NON-CASH FINANCING TRANSACTIONS
Loss from market value adjustments - consolidated derivatives	$(4,016)	$(50,142)
Gain (loss) from market value adjustments - unconsolidated Funds' derivatives	$867	$(1,149)
Dividends declared	$72,194	$65,252
Common stock issued in exchange for OP Units	$8,856	$11,458

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles, California and Honolulu, Hawaii. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. As of June 30, 2017, our portfolio of properties consisted of the following properties (not including two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office (includes ancillary retail space)
Wholly-owned properties	52	52
Consolidated JV properties	9	9
Unconsolidated Fund properties	—	8
	61	69

Multifamily
Wholly-owned properties	10	10

Total	71	79

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs and we are the primary beneficiary. As of June 30, 2017, the total consolidated assets, liabilities and equity of the VIEs was $7.96 billion  (of which $7.51 billion related to investment in real estate), $4.56 billion and $3.39 billion (of which $1.26 billion related to noncontrolling interests), respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017. The ASU changed our accounting policy "Investment in Real Estate" disclosed in our 2016 Annual Report on Form 10-K. The ASU generally requires that our property acquisitions be accounted for as asset purchases, and the related acquisition expenses be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. We have not made any other changes during the period covered by this Report to our significant accounting policies disclosed in our 2016 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" which amends "Compensation-Stock Compensation" (Topic 718). The ASU provides guidance regarding the application of modification accounting in Topic 718 when there are changes to the terms or conditions of a share-based payment award. The ASU is effective for annual and interim periods beginning after December 15, 2017, which for us would be the first quarter of 2018, and early adoption is permitted. The ASU amendments are required to be applied on a prospective basis. We do not expect the ASU to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP, for example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term. Topic 842 requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis for lessees, or in accordance with the allocation guidance in Topic 606 for lessors. Topic 842 defines initial direct costs of a lease (which may be capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as fixed employee salaries, are not considered to be initial direct costs, and may not be capitalized. The ASU is effective for annual and interim periods beginning after December 15, 2018, which for us would be the first quarter of 2019, and early adoption is permitted. We are currently evaluating the impact of this ASU.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The various ASU's are effective for annual and interim periods beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for annual and interim periods beginning after December 15, 2016, which for us was the first quarter of 2017. The amendments in these ASU's should be applied retrospectively. We are not planning on early adopting the ASU's and we expect to use the modified retrospective method of adoption. We are currently evaluating the impact to our accounting, particularly with respect to our tenant recovery revenues, and whether such changes will be material to our future results of operations and financial position. As noted above, ASU No. 2016-02 "Leases" requires that non-lease components such as tenant recovery revenues be accounted for in accordance with ASU No. 2014-09, which means that the classification and timing of our tenant recovery revenues could be impacted.

The FASB has not issued any other ASUs during 2017 that we expect to be applicable and have a material impact on our financial statements.

3. Investment in Real Estate

We generally account for our property acquisitions as asset purchases. Prior to January 1, 2017 we accounted for our acquisitions as business combinations. The results of operations from our acquisitions are included in our consolidated statements of operations after the respective acquisition dates. The purchase accounting for our 2016 acquisitions is subject to adjustment within twelve months of the acquisition date because they were accounted for as business combinations.

Acquisitions during the six months ended June 30, 2017

On April 25, 2017, a consolidated JV that we manage and in which we own an equity interest acquired two Class A office properties located in downtown Santa Monica, California for a total contract price of $352.8 million. The properties are located at 1299 Ocean Avenue and 429 Santa Monica Boulevard. The table below (in thousands) summarizes our purchase price allocations for the acquisitions. The difference between the total contract price and respective purchase prices below relates to prorations and similar matters:

	1299 Ocean	429 Santa Monica

Building square footage	206	87

Investment in real estate:
Land	$22,748	$4,949
Buildings and improvements	260,188	69,286
Tenant improvements and lease intangibles	5,010	3,248
Acquired above and below-market leases, net	(10,683)	(723)
Net assets and liabilities acquired	$277,263	$76,760

See Note 17 for information on the purchase of a Class A office property in July 2017.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Acquisitions during the six months ended June 30, 2016

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

	Six Months Ended June 30,
	2017	2016

Total office revenues	$47,805	$32,198
Net income attributable to common stockholders(1)	$3,026	$154
______________________________________________________

(1)	Excluding transaction costs, net income attributable to common stockholders was $3.0 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

Six months ended June 30, 2016

Pro forma revenues	$369,114
Pro forma net income attributable to common stockholders	$32,698
Pro forma net income attributable to common stockholders per share – basic	$0.221
Pro forma net income attributable to common stockholders per share – diluted	$0.214

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	June 30, 2017	December 31, 2016

Above-market tenant leases	$5,196	$5,110
Accumulated amortization - above-market tenant leases	(2,900)	(2,379)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(821)	(782)
Acquired lease intangible assets, net	$4,673	$5,147

Below-market tenant leases	$113,550	$104,925
Accumulated accretion - below-market tenant leases	(47,386)	(41,241)
Above-market ground leases	4,017	16,200
Accumulated accretion - above-market ground leases	(535)	(12,693)
Acquired lease intangible liabilities, net	$69,646	$67,191

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net accretion of above/below-market tenant leases(1)	$4,275	$5,001	$8,458	$8,296
Amortization of above-market ground lease(2)	(4)	(4)	(8)	(8)
Accretion of above-market ground lease(3)	13	13	26	26
Total	$4,284	$5,010	$8,476	$8,314
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	The amortization of the above-market rent we receive under this ground lease is recorded as a decrease to office parking and other income.

(3)	The accretion of the above-market rent we pay under this ground lease is recorded as a decrease to office expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  We purchased a 3.7% interest in the Opportunity Fund during the second quarter of 2017. The Opportunity Fund's only investment is a 13.1% equity interest in Fund X. At June 30, 2017, we held direct and indirect equity interests of 3.7% of the Opportunity Fund, 69.1% of Fund X and 24.3% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Six Months Ended June 30,
	2017	2016

Operating distributions received	$3,290	$893
Capital distributions received	39,962	18,839
Total distributions received	$43,252	$19,732

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	June 30, 2017	December 31, 2016

Total assets	$707,282	$690,028
Total liabilities	$524,736	$448,544
Total equity	$182,546	$241,484

	Six Months Ended June 30,
	2017	2016

Total revenues	$37,071	$35,237
Operating income	$9,723	$8,774
Net income	$2,853	$3,163

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016

Restricted cash	$121	$121
Prepaid expenses	2,641	6,779
Other indefinite-lived intangible	1,988	1,988
Deposits in escrow	10,000	—
Furniture, fixtures and equipment, net	1,144	1,093
Other	2,109	1,933
Total other assets	$18,003	$11,914

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of June 30, 2017	Principal Balance as of December 31, 2016	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term Loan(3)	—	$—	$1,000	—	—	—
Term Loan(3)	—	—	349,933	—	—	—
Fannie Mae Loans(3)	—	—	388,080	—	—	—
Term Loan(4)	2/1/2019	148,457	149,911	N/A	4.00%	—
Term Loan(4)	6/5/2019	283,305	285,000	N/A	3.85%	—
Fannie Mae Loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	—
Term Loan(4)(5)	3/1/2020	342,852	345,759	N/A	4.46%	—
Term Loan(6)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term Loan(6)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term Loan(6)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term Loan(6)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term Loan(6)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term Loan(6)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Fannie Mae Loan(6)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae Loans(6)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae Loans(6)(7)	6/1/2027	550,000	—	LIBOR + 1.37%	3.51%	6/1/2022
Revolving credit facility(8)	8/21/2020	—	—	LIBOR + 1.40%	N/A	—
Total Wholly Owned Debt		3,487,014	3,682,083

Consolidated JVs
Term Loan	7/21/2019	288,000	146,000	LIBOR + 1.55%	N/A	—
Term Loan(6)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Total Consolidated Debt(9)		4,355,014	4,408,083
Deferred loan costs, net		(40,877)	(38,546)
Total Consolidated Debt, net		$4,314,137	$4,369,537
___________________________________________________
Except as otherwise noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At June 30, 2017, this loan had been paid off.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Interest is fixed until March 2018.

(6)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(7)	Effective rate decreases to 3.16% on November 1, 2017.

(8)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(9)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

At June 30, 2017, the weighted average remaining life, including extension options, of our total consolidated term debt (excluding our revolving credit facility) was 5.4 years. For the $3.92 billion of term debt on which the interest rate was fixed under the terms of the loan or a swap, the weighted average (i) remaining life was 5.7 years, (ii) remaining period during which interest was fixed was 3.3 years, (iii) annual interest rate was 3.20% and (iv) effective interest rate was 3.36% (including the non-cash amortization of deferred loan costs). The following table summarizes (in thousands) our fixed and floating rate debt:

	Principal Balance as of June 30, 2017	Principal Balance as of December 31, 2016

Aggregate swapped to fixed rate loans	$3,147,400	$2,985,480
Aggregate fixed rate loans	774,614	1,131,603
Aggregate floating rate loans	433,000	291,000
Total Debt	$4,355,014	$4,408,083

Future Principal Payments

At June 30, 2017, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options, were as follows (in thousands):

Twelve months ending June 30:

2018	$351,066
2019	423,548
2020	432,999
2021	295,000
2022	640,000
Thereafter	2,212,401
Total future principal payments	$4,355,014

Deferred Loan Costs

Deferred loan costs are net of accumulated amortization of $15.2 million and $15.4 million at June 30, 2017 and December 31, 2016 respectively. The table below (in thousands) sets forth amortization of deferred loan costs, which is included in Interest Expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Loan costs expensed	$376	$808	$376	$827
Deferred loan cost amortization	2,424	1,916	4,522	3,235
Total	$2,800	$2,724	$4,898	$4,062

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	June 30, 2017	December 31, 2016

Interest payable	$10,966	$9,561
Accounts payable and accrued liabilities	51,579	36,880
Deferred revenue	29,819	28,788
Total interest payable, accounts payable and deferred revenue	$92,364	$75,229

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9. Derivative Contracts

Derivative Summary

As of June 30, 2017, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (in thousands)

Consolidated derivatives(1)	26	$3,147,400
Unconsolidated Funds' derivatives(2)	4	$510,000
___________________________________________________

(1)	The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of June 30, 2017, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. We do not post collateral for our swaps in a liability position. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

Fair value of derivatives in a liability position(1)	June 30, 2017	December 31, 2016

Consolidated derivatives(2)	$4,165	$7,689
Unconsolidated Funds' derivatives(3)	$—	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Our unconsolidated Funds did not have any derivatives in a liability position.

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

Fair value of derivatives in an asset position(1)	June 30, 2017	December 31, 2016

Consolidated derivatives(2)	$36,764	$35,144
Unconsolidated Funds' derivatives(3)	$4,506	$3,724
___________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of derivative instruments on our AOCI and statements of operations:

	Six Months Ended June 30,
	2017	2016
Derivatives Designated as Cash Flow Hedges:
Loss recorded in AOCI - Consolidated derivatives(1)(5)	$(4,016)	$(50,142)
Gain (loss) recorded in AOCI - unconsolidated Funds' derivatives(2)(5)	$867	$(1,149)
Loss reclassified from AOCI - Consolidated derivatives(3)(5)	$(8,955)	$(15,569)
Gain (loss) reclassified from AOCI - unconsolidated Funds' derivatives(4)(5)	$170	$(224)
Gain recorded - Consolidated derivatives(6)	$25	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the effective portion of the change in fair value of interest rate swaps.

(2)	Represents our share of the effective portion of the change in fair value of our unconsolidated Funds' interest rate swaps.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as a increase (decrease) to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)
Represents the ineffective portion of the change in fair value of interest rate swaps, which is recorded as a reduction (increase) to interest expense. Our unconsolidated Funds did not have any ineffectiveness related to their interest rate swaps.

(7)	We and our unconsolidated Funds do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

At June 30, 2017, our estimate of the AOCI related to derivatives, designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as swap interest payments are made, is presented in the table below (in thousands):

Consolidated derivatives(1)	$2,501
Unconsolidated Funds' derivatives(2)	$1,043
________________________________________

(1)	Reclassified as an increase to Interest expense.

(2)	Reclassified as a decrease to Income, including depreciation, from unconsolidated real estate funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Equity Transactions

During the six months ended June 30, 2017, we (i) acquired 659 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes) and (iii) issued 9.1 million shares of our common stock under our ATM program for net proceeds of $346.0 million (of which $69.0 million was received shortly after June 30, 2017). For information concerning additional sales made under our ATM program which settled subsequent to quarter end, please see Note 17. During the six months ended June 30, 2016, we (i) formed a JV which acquired the Westwood Portfolio, and an investor contributed $320.0 million directly to the JV for a forty-percent interest, we then sold half of our sixty-percent interest to an investor for $241.1 million, which reduced our interest in the joint venture to thirty-percent, see Note 3, (ii) acquired 869 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (iii) acquired 25 thousand OP Units for $826 thousand in cash and (iv) issued 1.4 million shares of our common stock for the exercise of 7.5 million stock options on a net settlement basis (net of the exercise price and related taxes).

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	39,293	4,640	43,933
Cash flow hedge fair value adjustments	5,715	(79)	5,636
Contributions to consolidated JVs	—	188,248	188,248
Dividends and distributions	(72,194)	(19,202)	(91,396)
Exchange of OP units for common stock	8,856	(8,856)	—
Exercise of stock options(1)	(52,704)	—	(52,704)
Stock-based compensation	—	5,786	5,786
Sale of common stock, net of offering costs	276,961	—	276,961
Balance as of June 30, 2017	$2,127,070	$1,263,465	$3,390,535

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2016	$1,926,211	$355,337	$2,281,548
Net income	33,848	3,978	37,826
Cash flow hedge fair value adjustments	(27,707)	(7,791)	(35,498)
Contributions to consolidated JV	—	320,000	320,000
Sale of equity interest in consolidated JV	—	239,971	239,971
Dividends and distributions	(65,251)	(16,787)	(82,038)
Exchange of OP units for common stock	11,458	(11,458)	—
Repurchase of OP units	(498)	(328)	(826)
Exercise of stock options(1)	(52,449)	—	(52,449)
Stock-based compensation	—	5,187	5,187
Balance as of June 30, 2016	$1,825,612	$888,109	$2,713,721
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 13% of our Operating Partnership's total interests as of June 30, 2017 when we and our Operating Partnership had 160.7 million shares of common stock and 25.0 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
	2017	2016

Net income attributable to common stockholders	$39,293	$33,848

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	8,856	11,458
Repurchase of OP Units from noncontrolling interests	—	(498)
Net transfers from noncontrolling interests	8,856	10,960

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$48,149	$44,808

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the six months ended June 30:

	2017	2016

Beginning balance	$15,156	$(9,285)

Other comprehensive loss before reclassifications - our derivatives	(4,016)	(50,142)
Other comprehensive income (loss) before reclassifications - our Fund's derivatives	867	(1,149)
Reclassifications from AOCI - our derivatives(2)	8,955	15,569
Reclassifications from AOCI - our Fund's derivatives(3)	(170)	224
Net current period OCI	5,636	(35,498)
Add OCI attributable to noncontrolling interests	79	7,791
OCI attributable to common stockholders	5,715	(27,707)

Ending balance	$20,871	$(36,992)
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	Reclassification as an increase to Interest expense.

(3)	Reclassification as an (increase) decrease to Income, including depreciation, from unconsolidated real estate funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Equity Compensation

On June 2, 2016, the Douglas Emmett 2016 Omnibus Stock Incentive Plan ("2016 Plan") became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett 2006 Omnibus Stock Incentive Plan ("2006 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Grants after June 2, 2016 were awarded under the 2016 Plan, while grants prior to that date were awarded under the 2006 Plan (grants under the 2006 Plan remain outstanding according to their terms). Both plans are administered by the compensation committee of our board of directors.  Total net stock-based compensation expense was $2.6 million and $2.4 million for the three months ended June 30, 2017 and 2016, and $5.3 million and $4.7 million for the six months ended June 30, 2017 and 2016 respectively. These amounts are net of capitalized stock-based compensation of $247 thousand and $231 thousand for the three months ended June 30, 2017 and 2016, and $475 thousand and $448 thousand for the six months ended June 30, 2017 and 2016 respectively. The total intrinsic value of options exercised during the three months ended June 30, 2016 was $100.8 million, and $102.1 million and $101.9 million during the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (in thousands):
Net income attributable to common stockholders	$20,244	$18,482	$39,293	$33,848
Allocation to participating securities: Unvested LTIP Units	(97)	(101)	(196)	(184)
Numerator for basic and diluted net income attributable to common stock holders	$20,147	$18,381	$39,097	$33,664

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	155,898	147,722	154,203	147,479
Effect of dilutive securities: Stock options(1)	54	5,083	607	4,687
Weighted average shares of common stock and common stock equivalents outstanding - diluted	155,952	152,805	154,810	152,166

Basic EPS:
Net income attributable to common stockholders per share	$0.129	$0.124	$0.254	$0.228

Diluted EPS:
Net income attributable to common stockholders per share	$0.129	$0.120	$0.253	$0.221
____________________________________________________

(1)
The following securities (in thousands) were excluded from the computation of the weighted average shares of common stock and common stock equivalents outstanding - diluted because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

OP Units	24,797	25,114	24,730	25,331
Vested LTIP Units	313	807	536	811

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of June 30, 2017, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

Secured Notes Payable:	June 30, 2017	December 31, 2016

Fair value	$4,355,289	$4,429,224
Carrying value	$4,355,014	$4,408,083

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

	June 30, 2017	December 31, 2016
Derivative Assets:
Fair value - consolidated derivatives(1)	$37,092	$35,656
Fair value - unconsolidated Funds' derivatives(2)	$4,526	$3,605

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$3,353	$6,830
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Office Segment
Total office revenues	$175,542	$163,096	$345,890	$307,475
Office expenses	(57,887)	(53,381)	(112,772)	(101,264)
Office Segment profit	117,655	109,715	233,118	206,211

Multifamily Segment
Total multifamily revenues	24,090	24,119	48,223	48,312
Multifamily expenses	(5,878)	(5,341)	(11,825)	(11,372)
Multifamily Segment profit	18,212	18,778	36,398	36,940

Total profit from all segments	$135,867	$128,493	$269,516	$243,151

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total profit from all segments	$135,867	$128,493	$269,516	$243,151
General and administrative	(8,592)	(9,403)	(18,748)	(17,474)
Depreciation and amortization	(68,793)	(62,568)	(136,167)	(118,120)
Other income	2,331	2,143	4,493	4,232
Other expenses	(1,773)	(1,908)	(3,497)	(4,912)
Income, including depreciation, from unconsolidated real estate funds	1,113	1,644	3,290	3,230
Interest expense	(38,000)	(37,703)	(74,954)	(73,363)
Income before gains	22,153	20,698	43,933	36,744
Gains on sales of investments in real estate	—	1,082	—	1,082
Net income	22,153	21,780	43,933	37,826
Less: Net income attributable to noncontrolling interests	(1,909)	(3,298)	(4,640)	(3,978)
Net income attributable to common stockholders	$20,244	$18,482	$39,293	$33,848

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground leases at June 30, 2017:

Twelve months ending June 30:

2018	$511,514
2019	455,813
2020	400,478
2021	325,631
2022	244,806
Thereafter	633,145
Total future minimum base rentals(1)	$2,571,387
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

15. Future Minimum Lease Rental Payments

We incurred ground rent expense for a ground lease of $183 thousand for the three months ended June 30, 2017 and 2016 and $366 thousand for the six months ended June 30, 2017 and 2016. The table below (in thousands) presents the future minimum ground lease payments as of June 30, 2017:

Twelve months ending June 30:

2018	$733
2019	733
2020	733
2021	733
2022	733
Thereafter	47,277
Total future minimum lease payments(1)	$50,942
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2017 and 2016, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-six buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of June 30, 2017, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contracts

During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. The $120.0 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $120.0 million to $140.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project. As of June 30, 2017, we had an aggregate remaining contractual commitment for these development projects of approximately $84.7 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Other Contracts

As of June 30, 2017, we had an aggregate remaining contractual commitment for capital expenditure projects and repositionings of approximately $9.6 million.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2017, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of June 30, 2017. The amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (in millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)(5)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $3.7 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $36.3 million.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Loan agreement includes the requirement to purchase an interest rate cap if one month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

17. Subsequent Events

On July 20, 2017, a consolidated JV that we manage and in which we own a twenty-percent interest acquired a 171,000 square foot Class A office property located at 9665 Wilshire Boulevard in Beverly Hills, California for a purchase price of $177.0 million. The JV financed a portion of the purchase price with a $77.5 million secured, non–recourse, interest only loan that matures in July 2019 and bears interest at LIBOR + 1.55%.
During July 2017, we settled the sale of 1.8 million shares of our common stock under our ATM program for net proceeds of $69.0 million, completing that program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this Report, and our Forward Looking Statements disclaimer. Our results of operations were affected by property acquisitions - see Note 3 to our consolidated financial statements.

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
As of June 30, 2017, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	61	69
Rentable square feet (in thousands)	16,222	18,052
Leased rate	91.5%	91.4%
Occupied rate	89.0%	88.9%

Multifamily
Properties	10	10
Units	3,320	3,320
Leased rate	99.5%	99.5%
Occupied rate	97.2%	97.2%

__________________________________________________

(1)
Our Consolidated Portfolio includes all of the properties included in our consolidated results. We own 100% of these properties except for nine office properties totaling 2.6 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we earn ground rent income from ground leases to the owners of a Class A office building and a hotel.

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

Annualized rent

As of June 30, 2017, annualized rent from our Consolidated Portfolio was derived as follows:

______

Acquisitions, Financings, Developments and Repositionings

Acquisitions

•
During the second quarter of 2017, a consolidated JV that we manage, in which we own a 20% interest, paid $352.8 million to acquire two Class A office properties in Santa Monica, California. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding these acquisitions.

•
On July 20, 2017, the same JV paid $177.0 million to acquire a Class A office property located in Beverly Hills, California. See Note 17 to our consolidated financial statements in Item 1 of this Report for more information regarding this acquisition.

Financings

•
During the second quarter of 2017, we closed a secured, non-recourse $550 million interest-only loan, scheduled to mature in June 2027. The loan bears interest at LIBOR + 1.37%, which we have effectively fixed through an interest rate swap at 3.51% until November 1, 2017 and 3.16% thereafter until June 1, 2022. The loan is secured by four residential properties. Part of the proceeds were used to pay off the existing $388.1 million loan secured by the same four properties.

•
During the second quarter of 2017, one of our Funds closed a secured, non-recourse $400.0 million interest-only loan, scheduled to mature in July 2024. The loan bears interest at LIBOR + 1.65%, which we have effectively fixed at 3.44% for five years through an interest rate swap. The loan is secured by six office properties. Part of the proceeds were used to pay off the existing $325 million loan secured by the same six properties.

•	During the second quarter of 2017, we paid off a $347 million loan that was scheduled to mature in August 2018.

•
During the second quarter of 2017, we issued approximately 9.1 million shares of common stock under our ATM program for net proceeds of $346.0 million (of which $69.0 million was received shortly after June 30, 2017).

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

In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of June 30, 2017, we were repositioning two properties: (i) a 668,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) an 80,000 square foot office property in Honolulu, Hawaii owned by a consolidated JV in which we own a two-thirds interest.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Six months ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	June 30, 2017	2016	2015	2014	2013

Average rental rate(2)	$44.19	$43.21	$42.65	$35.93	$34.72
Annualized lease transaction costs(3)	$5.44	$5.74	$4.77	$4.66	$4.16

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

(2)
Reflects the weighted average straight-line annualized base rent (excludes tenant reimbursements, parking and other revenue) per leased square foot.  For our triple net leases, annualized rent is calculated by adding estimated expense reimbursements to base rent.

(3)	Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases.

Office Rent Roll

The table below presents the rent roll for new and renewed leases executed in our total office portfolio during the six months ended June 30, 2017:

Rent Roll (1)(2)	Straight-line Rent	Starting Cash Rent	Expiring Cash Rent

Leases signed during the period	$44.19	$42.59	N/A
Prior leases for the same space	$34.60	$33.82	$38.31
Percentage change	27.7%	25.9%	11.1%	(3)

___________________________________________________

(1)
Represents the average initial stabilized cash and straight-line rents on new and renewal leases signed during the quarter compared to the prior lease on the same space, excluding short term leases and leases on space where the prior lease was terminated more than a year before signing of the new lease.

(2)	Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

(3)
The percentage change for expiring cash rent represents the comparison between the starting cash rent on leases executed during the respective period and the expiring cash rent on the prior leases for the same space.

Office Lease Expirations

As of June 30, 2017, assuming non-exercise of renewal options and early termination rights, we expect to see expiring cash rents in our total office portfolio as presented in the graph below:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2014, 2015, 2016 with the same remaining duration as the leases for the labeled year had at June 30, 2017. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Six months ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	June 30, 2017	2016	2015	2014	2013

Rental rate(1)	$29,475	$28,435	$27,936	$28,870	$27,392

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of the 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll

During the six months ended June 30, 2017, average rent on leases to new tenants at our residential properties were 4.9% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2017	2016	2015	2014	2013

Office portfolio	88.9%	90.4%	91.2%	90.5%	90.4%
Multifamily portfolio	97.2%	97.9%	98.0%	98.2%	98.7%

	Six months ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	June 30, 2017	2016	2015	2014	2013

Office portfolio	89.6%	90.6%	90.9%	90.0%	89.7%
Multifamily portfolio	97.7%	97.6%	98.2%	98.5%	98.6%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

Revenues

Office rental revenue	$135,665	$126,650	$9,015	7.1%
The increase was due to rental revenues of $8.5 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues of $1.6 million from the properties that we owned throughout both periods, partially offset by a decrease of $1.1 million in rental revenues from a property that we sold during 2016. The increase from the properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $0.4 million in the accretion from below-market leases.

Office tenant recoveries	$12,801	$10,986	$1,815	16.5%
The increase was due to tenant recoveries of $0.9 million from properties that we acquired in 2016 and 2017 and an increase in tenant recoveries of $0.9 million from the properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in operating costs.

Office parking and other income	$27,076	$25,460	$1,616	6.3%
The increase was due to parking and other income of $1.0 million from properties that we acquired in 2016 and 2017 and an increase of $0.8 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease of $0.2 million in parking and other income from a property that we sold during 2016. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$24,090	$24,119	$(29)	(0.1)%
The decrease was due to a decrease of $840 thousand in the accretion from below-market leases, almost entirely offset by an increase of $810 thousand in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking income was primarily due to an increase in rental revenues due to an increase in rental rates.

Operating expenses

Office rental expenses	$57,887	$53,381	$4,506	8.4%
The increase was due to rental expenses of $3.4 million from properties that we acquired during 2016 and 2017 and an increase of $1.5 million from properties that we owned throughout both periods, partially offset by a decrease of $0.4 million from a property that we sold during 2016. The increase from the properties that we owned throughout both periods was primarily due to an increase in scheduled services, payroll, utilities and real estate taxes.

Multifamily rental expenses	$5,878	$5,341	$537	10.1%	The increase was due to an excise tax refund of $0.5 million in 2016.

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

General and administrative	$8,592	$9,403	$(811)	(8.6)%	The decrease was primarily due to payroll taxes of $1.4 million related to the exercise of options in 2016, partially offset by an increase in personnel expenses.
Depreciation and amortization	$68,793	$62,568	$6,225	9.9%
The increase was primarily due to depreciation and amortization of $4.9 million from properties that we acquired during 2016 and 2017 and an increase of $1.3 million from properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in building improvements, tenant improvements and leasing commissions, as well as $0.4 million of accelerated depreciation of units that were demolished at our Moanalua Hillside Apartments in connection with the development.

Non-Operating Income and Expenses

Other income	$2,331	$2,143	$188	8.8%	The increase was primarily due to an increase in interest income and in revenue from the health club that we own and operate.
Other expenses	$(1,773)	$(1,908)	$(135)	(7.1)%
The decrease was primarily due to $0.2 million of acquisition costs we expensed in 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy. This decrease was partly offset by an increase in expenses from the health club that we own and operate.

Income, including depreciation, from unconsolidated real estate funds	$1,113	$1,644	$(531)	(32.3)%
The decrease was primarily due to loan costs incurred in connection with refinancing of a loan for one of our Funds during 2017, partially offset by an increase in operating income for our unconsolidated Funds as a result of an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest expense	$(38,000)	$(37,703)	$297	0.8%
The increase was due to interest expense of $2.0 million on debt related to our JV acquisitions during 2016 and 2017, partially offset by a decrease in interest expense of $1.7 million on our remaining debt as a result of lower debt balances and lower costs related to refinancings. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Gains on sales of investments in real estate	$—	$1,082	$(1,082)	(100.0)%
The gain in 2016 reflects our sale of thirty-percent of the equity in the consolidated JV that acquired the Westwood Portfolio. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

Revenues

Office rental revenue	$268,681	$237,656	$31,025	13.1%
The increase was due to rental revenues of $27.6 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues of $5.6 million from the properties that we owned throughout both periods, partially offset by a decrease of $2.2 million in rental revenues from a property that we sold during 2016. The increase from the properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $0.9 million in the accretion from below-market leases.

Office tenant recoveries	$23,851	$21,197	$2,654	12.5%
The increase was due to tenant recoveries of $1.7 million from properties that we acquired in 2016 and 2017 and an increase in tenant recoveries of $1.0 million from the properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in operating costs.

Office parking and other income	$53,358	$48,622	$4,736	9.7%
The increase was due to parking and other income of $3.1 million from properties that we acquired in 2016 and 2017 and an increase of $2.0 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease of $0.4 million in parking and other income from a property that we sold during 2016. The increase in parking and other income from the properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$48,223	$48,312	$(89)	(0.2)%
The decrease was due to a decrease of $1.7 million in the accretion from below-market leases, almost entirely offset by an increase of $1.6 million in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking income was primarily due to an increase in rental revenues due to an increase in rental rates.

Operating expenses

Office rental expenses	$112,772	$101,264	$11,508	11.4%
The increase was due to rental expenses of $10.7 million from properties that we acquired during 2016 and 2017 and an increase of $1.8 million from properties that we owned throughout both periods, partially offset by a decrease of $1.0 million from a property that we sold during 2016. The 2 percent increase from the properties that we owned throughout both periods was primarily due to an increase in scheduled services, payroll, utilities and real estate taxes.

Multifamily rental expenses	$11,825	$11,372	$453	4.0%	The increase was due to an excise tax refund of $0.5 million in 2016.

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

General and administrative expenses	$18,748	$17,474	$1,274	7.3%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$136,167	$118,120	$18,047	15.3%
The increase was primarily due to depreciation and amortization of $15.1 million from properties that we acquired during 2016 and 2017 and an increase of $3.4 million from properties that we owned throughout both periods, partially offset by a decrease of $0.5 million from a property that we sold during 2016. The increase from the properties that we owned throughout both periods was primarily due to an increase in building improvements, tenant improvements and leasing commissions, as well as $1.6 million of accelerated depreciation of units that were demolished at our Moanalua Hillside Apartments in connection with the development.

Non-Operating Income and Expenses

Other income	$4,493	$4,232	$261	6.2%	The increase was primarily due to an increase in interest income and in revenue from the health club that we own and operate.
Other expenses	$(3,497)	$(4,912)	$(1,415)	(28.8)%
The decrease was primarily due to $1.7 million of acquisition-related expenses incurred in connection with the acquisition of the Westwood Portfolio by one of our consolidated JVs in 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy. This decrease was partly offset by an increase in expenses from the health club that we own and operate.

Income, including depreciation, from unconsolidated real estate funds	$3,290	$3,230	$60	1.9%
The increase was primarily due to an increase in operating income for our unconsolidated Funds, which primarily reflects an increase in rental rates. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information regarding our unconsolidated Funds.

Interest expense	$(74,954)	$(73,363)	$1,591	2.2%
The increase was due to interest expense of $6.0 million on debt related to our JV acquisitions during 2016 and 2017, partially offset by a decrease in interest expense of $4.4 million on our remaining debt as a result of lower debt balances, refinancing at lower interest rates during 2016 and 2017 and lower costs related to refinancings. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts.

Gains on sales of investments in real estate	$—	$1,082	$(1,082)	(100.0)%
The gain in 2016 reflects our sale of thirty-percent of the equity in the consolidated JV that acquired the Westwood Portfolio. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions.

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

Comparison of Results

For the three months ended June 30, 2017, FFO increased by $3.1 million, or 3.8%, to $84.9 million, compared to $81.8 million for the three months ended June 30, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and (ii) a decrease in general and administrative expenses due to payroll taxes related to the exercise of options in 2016, partially offset by (a) an increase in multifamily rental expenses due to a tax refund during 2016 and (b) a decrease in FFO of our Funds due to loan costs incurred in connection with the refinancing of a loan for one of our Funds during 2017.

For the six months ended June 30, 2017, FFO increased by $10.6 million, or 6.7%, to $168.6 million, compared to $157.9 million for the six months ended June 30, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and (ii) a decrease in other expenses as a result of $1.7 million of acquisition costs we expensed during 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy, partially offset by (a) an increase in multifamily rental expenses due to a tax refund in 2016, (b) an increase in general and administrative expenses due to an increase in personnel expenses and (c) an increase in interest expense due to new debt related to our acquisitions during 2016 and 2017.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income attributable to common stockholders	$20,244	$18,482	$39,293	$33,848
Depreciation and amortization of real estate assets	68,793	62,568	136,167	118,120
Net income attributable to noncontrolling interests	1,909	3,298	4,640	3,978
Adjustments attributable to unconsolidated funds(1)	4,020	3,965	8,056	7,898
Adjustments attributable to consolidated JVs(2)	(10,044)	(5,401)	(19,565)	(4,816)
Gain on sale of investments in real estate	—	(1,082)	—	(1,082)
FFO	$84,922	$81,830	$168,591	$157,946

_____________________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Liquidity and Capital Resources

Short term liquidity

Excluding potential acquisitions and debt refinancings, we expect to meet our short term liquidity requirements, which includes our development projects, repositioning of properties and non-recurring capital expenditures, through cash on hand, cash generated by operations and our revolving credit facility. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility. See "Acquisitions and Dispositions, Financings, Developments and Repositionings" for more information regarding our developments.

Long term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions and debt refinancings. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements due to the nature of our business and the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured indebtedness, the issuance of equity securities, including common stock and OP Units, property dispositions and JV transactions.

To mitigate the impact of fluctuations in interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual Obligations

See Note 7 to our consolidated financial statements in Item 1 of this Report for information regarding our minimum future principal payments due on our secured notes payable and revolving credit facility, as well as the interest rates that determine our future periodic interest payments, Note 15 for information regarding our minimum future ground lease payments, and Note 16 for information regarding our contractual obligations related to our developments.

Cash Flows

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

(In thousands)	2017	2016	Increase (Decrease)	Percentage

Cash flows from operating activities(1)	$198,602	$166,771	$31,831	19.1%
Cash flows from investing activities(2)	$(401,648)	$(1,043,008)	$641,360	61.5%
Cash flows from financing activities(3)	$263,270	$851,605	$(588,335)	(69.1)%

___________________________________________________

(1)
Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and (ii) a decrease in other expenses as a result of acquisition costs we expensed during 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy, partially offset by (a) an increase in multifamily rental expenses due to a tax refund during 2016, (b) an increase in general and administrative expenses due to an increase in personnel expenses and (c) an increase in interest expense due to new debt related to our acquisitions during 2016 and 2017.

(2)
Our net cash used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. The decrease is primarily due to a decrease of $903 million paid for properties acquired, partially offset by $241.1 million that we received during 2016 for the sale of our thirty-percent equity interest in the consolidated JV that acquired the Westwood Portfolio.

(3)
Our net cash related to financing activities is generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to (i) a decrease in net borrowings of $734 million and (ii) a decrease in contributions from non-controlling interests of $131.8 million, partially offset by $277.0 million of proceeds from the issuance of common stock during 2017.

Off-Balance Sheet Arrangements

Our Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2017, all of the obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Funds and their debt and swap arrangements, see Notes 5 and 16, respectively, to our consolidated financial statements in Item 1 of this Report.

Critical Accounting Policies

We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017. The ASU changes our accounting policy "Investment in Real Estate" disclosed in our 2016 Annual Report on Form 10-K. The ASU requires that our property acquisitions be accounted for as asset purchases, and the related acquisition expenses be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2016 Annual Report on Form 10-K. For a discussion of recently issued and adopted accounting literature, see Note 2 to our consolidated financial statements in Item 1 of this Report. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments does expose us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At June 30, 2017, 9.9% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of approximately $2.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of June 30, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	August 4, 2017	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 4, 2017	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO