Form 10-Q
period 2017-09-30
Douglas Emmett Inc
filed 2017-11-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	November 3, 2017
Common Stock, $0.01 par value per share	169,525,292	shares

Glossary

Abbreviations used in this document:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
IPO	Initial Public Offering
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

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
Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space.

Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Funds.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (in thousands, except share data)

	September 30, 2017	December 31, 2016
	Unaudited	Audited
Assets
Investment in real estate:
Land	$1,055,604	$1,022,340
Buildings and improvements	7,735,718	7,221,124
Tenant improvements and lease intangibles	737,606	696,197
Property under development	106,891	58,459
Investment in real estate, gross	9,635,819	8,998,120
Less: accumulated depreciation and amortization	(1,959,448)	(1,789,678)
Investment in real estate, net	7,676,371	7,208,442
Cash and cash equivalents	167,742	112,927
Tenant receivables, net	2,856	2,165
Deferred rent receivables, net	102,178	93,165
Acquired lease intangible assets, net	4,616	5,147
Interest rate contract assets	37,115	35,656
Investment in unconsolidated real estate funds	105,016	144,289
Other assets	17,278	11,914
Total Assets	$8,113,172	$7,613,705

Liabilities
Secured notes payable and revolving credit facility, net	$4,048,828	$4,369,537
Interest payable, accounts payable and deferred revenue	118,363	75,229
Security deposits	48,799	45,990
Acquired lease intangible liabilities, net	69,114	67,191
Interest rate contract liabilities	2,002	6,830
Dividends payable	38,989	34,857
Total liabilities	4,326,095	4,599,634

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 169,487,292 and 151,530,210 outstanding at September 30, 2017 and December 31, 2016, respectively	1,695	1,515
Additional paid-in capital	3,278,642	2,725,157
Accumulated other comprehensive income	22,539	15,156
Accumulated deficit	(866,954)	(820,685)
Total Douglas Emmett, Inc. stockholders' equity	2,435,922	1,921,143
Noncontrolling interests	1,351,155	1,092,928
Total equity	3,787,077	3,014,071
Total Liabilities and Equity	$8,113,172	$7,613,705

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues
Office rental
Rental revenues	$140,993	$128,744	$409,674	$366,400
Tenant recoveries	15,854	12,914	39,705	34,111
Parking and other income	27,771	25,950	81,129	74,572
Total office revenues	184,618	167,608	530,508	475,083

Multifamily rental
Rental revenues	22,282	22,801	66,760	67,634
Parking and other income	1,849	1,712	5,594	5,191
Total multifamily revenues	24,131	24,513	72,354	72,825

Total revenues	208,749	192,121	602,862	547,908

Operating Expenses
Office expenses	62,468	56,926	175,240	158,190
Multifamily expenses	6,041	5,950	17,866	17,322
General and administrative	8,441	8,099	27,189	25,573
Depreciation and amortization	69,974	63,827	206,141	181,947
Total operating expenses	146,924	134,802	426,436	383,032

Operating income	61,825	57,319	176,426	164,876

Other income	2,659	2,295	7,152	6,527
Other expenses	(1,659)	(2,916)	(5,156)	(7,828)
Income, including depreciation, from unconsolidated real estate funds	1,137	2,334	4,427	5,564
Interest expense	(35,454)	(36,479)	(110,408)	(109,842)
Income before gains	28,508	22,553	72,441	59,297
Gains on sales of investments in real estate	—	13,245	—	14,327
Net income	28,508	35,798	72,441	73,624
Less: Net income attributable to noncontrolling interests	(2,894)	(3,950)	(7,534)	(7,928)
Net income attributable to common stockholders	$25,614	$31,848	$64,907	$65,696

Net income attributable to common stockholders per share – basic	$0.154	$0.210	$0.409	$0.440
Net income attributable to common stockholders per share – diluted	$0.154	$0.206	$0.408	$0.428

Dividends declared per common share	$0.23	$0.22	$0.69	$0.66

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$28,508	$35,798	$72,441	$73,624
Other comprehensive income (loss): cash flow hedges	1,493	18,429	7,129	(17,069)
Comprehensive income	30,001	54,227	79,570	56,555
Less: Comprehensive income attributable to noncontrolling interests	(2,719)	(9,048)	(7,280)	(5,235)
Comprehensive income attributable to common stockholders	$27,282	$45,179	$72,290	$51,320

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$72,441	$73,624
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(4,427)	(5,564)
Gains on sales of investments in real estate	—	(14,327)
Depreciation and amortization	206,141	181,947
Net accretion of acquired lease intangibles	(13,290)	(13,415)
Straight-line rent	(9,012)	(10,915)
Bad debt expense	139	1,190
Amortization of deferred loan costs	6,865	5,470
Non-cash market value adjustments on interest rate contracts	38	—
Amortization of stock-based compensation	7,910	7,077
Operating distributions from unconsolidated real estate funds	4,427	1,356
Change in working capital components:
Tenant receivables	(830)	(1,451)
Interest payable, accounts payable and deferred revenue	40,110	37,389
Security deposits	2,809	7,461
Other assets	(4,639)	(4,179)
Net cash provided by operating activities	308,682	265,663

Investing Activities
Capital expenditures for improvements to real estate	(80,102)	(57,771)
Capital expenditures for developments	(42,143)	(18,635)
Property acquisitions	(532,324)	(1,619,760)
Proceeds from sale of investments in real estate, net	—	348,203
Loan payments received from related parties	—	763
Acquisitions of additional interests in unconsolidated real estate funds	(2,571)	—
Capital distributions from unconsolidated real estate funds	41,965	21,973
Net cash used in investing activities	(615,175)	(1,325,227)

Financing Activities
Proceeds from borrowings	1,010,500	1,589,500
Repayment of borrowings	(1,330,945)	(786,156)
Loan cost payments	(7,173)	(18,239)
Contributions from noncontrolling interests in consolidated JVs	284,248	459,750
Distributions paid to noncontrolling interests	(28,682)	(26,185)
Dividends paid to common stockholders	(107,045)	(97,575)
Taxes paid on exercise of stock options	(52,867)	(53,467)
Repurchase of OP Units	—	(826)
Proceeds from issuance of common stock, net	593,272	49,379
Net cash provided by financing activities	361,308	1,116,181

Increase in cash and cash equivalents	54,815	56,617
Cash and cash equivalents at the beginning of the year	112,927	101,798
Cash and cash equivalents at quarter end	$167,742	$158,415

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental Cash Flows Information
Cash paid for interest, net of capitalized interest	$103,305	$104,205
Capitalized interest paid	$1,906	$793

Non-cash Investing Transactions
Accrual increase for capital expenditures for improvements to real estate and developments	$3,024	$68
Capitalized stock-based compensation for improvements to real estate and developments	$732	$683
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$36,367	$13,746
Removal of fully amortized acquired lease intangible assets	$85	$1,241
Removal of fully accreted acquired lease intangible liabilities	$4,026	$11,142
Application of deposit to purchase price of property	$—	$75,000

Non-cash Financing Transactions
Loss from market value adjustments - consolidated derivatives	$(4,027)	$(37,927)
Gain (loss) from market value adjustments - unconsolidated Funds' derivatives	$610	$(814)
Dividends declared	$111,177	$98,501
Common stock issued in exchange for OP Units	$13,261	$17,733

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

Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we own or partially own, acquire, develop and manage real estate, consisting primarily of office and multifamily properties in Los Angeles, California and Honolulu, Hawaii. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. As of September 30, 2017, our portfolio of properties consisted of the following properties (not including two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office (includes ancillary retail space)
Wholly-owned properties	52	52
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	62	70

Multifamily
Wholly-owned properties	10	10

Total	72	80

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs and we are the primary beneficiary. As of September 30, 2017, the total consolidated assets, liabilities and equity of the VIEs was $8.11 billion  (of which $7.68 billion related to investment in real estate), $4.33 billion and $3.79 billion (of which $1.35 billion related to noncontrolling interests), respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASU No. 2017-01, "Clarifying the Definition of a Business" in the first quarter of 2017. The ASU changed our accounting policy "Investment in Real Estate" disclosed in our 2016 Annual Report on Form 10-K. The ASU generally requires that our property acquisitions be accounted for as asset purchases, and the related acquisition expenses be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. During the nine months ended September 30, 2016, we expensed $2.9 million of acquisition-related expenses. We have not made any other changes during the period covered by this Report to our significant accounting policies disclosed in our 2016 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The purpose of the ASU is to better align financial reporting for hedging activities with the economic objectives of those activities. The ASU requires periodic hedge ineffectiveness for derivatives designated as cash flow hedges and net investment hedges to be recognized in AOCI and no longer in earnings. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, which for us would be the first quarter of 2019, and early adoption is permitted. The ASU requires the cumulative effect of initially applying the ASU as an adjustment to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the ASU is adopted. The amended presentation and disclosure guidance is required on a prospective basis. We do not expect the ASU to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP. For example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term. Topic 842 requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis for lessees, or in accordance with the allocation guidance in Topic 606 for lessors. Topic 842 defines initial direct costs of a lease (which may be capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as fixed employee salaries, are not considered to be initial direct costs, and may not be capitalized. The ASU is effective for annual and interim periods beginning after December 15, 2018, which for us would be the first quarter of 2019, and early adoption is permitted. The ASU is required to be adopted using a modified retrospective approach which includes optional practical expedients related to leases that commenced before the effective date. We are currently evaluating the impact of this ASU on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The various ASU's are effective for annual and interim periods beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for annual and interim periods beginning after December 15, 2016, which for us was the first quarter of 2017. The amendments in these ASU's should be applied retrospectively. We are not planning on early adopting the ASU's and we currently evaluating method of adoption. We do not expect the ASU's to have a material impact on our financial statements.

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

Acquisitions during the nine months ended September 30, 2017

On April 25, 2017, a consolidated JV that we manage and in which we own an equity interest acquired two Class A office properties located in downtown Santa Monica, California for a total contract price of $352.8 million. The two properties are located at 1299 Ocean Avenue and 429 Santa Monica Boulevard. On July 20, 2017, the same JV acquired a Class A office property in Beverly Hills, California located at 9665 Wilshire Boulevard, for a contract price of $177.0 million. The table below (in thousands) summarizes our purchase price allocations for the acquisitions. The difference between the contract prices and respective purchase prices below relates to prorations and similar matters:

	1299 Ocean	429 Santa Monica	9665 Wilshire

Building square footage	206	87	171

Investment in real estate:
Land	$22,748	$4,949	$5,568
Buildings and improvements	260,188	69,286	175,960
Tenant improvements and lease intangibles	5,010	3,248	1,112
Acquired above and below-market leases, net	(10,683)	(723)	(4,339)
Net assets and liabilities acquired	$277,263	$76,760	$178,301

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Acquisitions during the nine months ended September 30, 2016

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

	Nine Months Ended September 30,
	2017	2016

Total office revenues	$71,530	$56,045
Net income attributable to common stockholders(1)	$4,449	$1,444
______________________________________________________

(1)	Excluding transaction costs, net income attributable to common stockholders was $4.4 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Nine Months Ended September 30, 2016

Pro forma revenues	$561,235
Pro forma net income attributable to common stockholders	$64,623
Pro forma net income attributable to common stockholders per share – basic	$0.433
Pro forma net income attributable to common stockholders per share – diluted	$0.421

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Other 2016 Acquisitions
During the nine months ended September 30, 2016, a consolidated JV that we manage and in which we own an equity interest acquired two Class A properties: (i) on July 21, 2016, the JV acquired a multi-tenant office property located in Brentwood, California (12100 Wilshire Boulevard) for a contract price of $225.0 million, and (ii) on September 27, 2016 the JV acquired a multi-tenant office property located in Santa Monica, California (233 Wilshire Boulevard) for a contract price of $139.5 million. As of July 21, 2016, we had contributed fifty-five percent of the equity to the JV, which was reduced to twenty-percent when we sold thirty-five percent to a third party investor for $51.6 million, which included $194 thousand to compensate us for our costs of holding the investment. We recognized a gain of $587 thousand on the sale, which is included in Gains on sales of investments in real estate in our consolidated statements of operations. In addition to purchasing a thirty-five percent interest from us, investors contributed $139.8 million to the JV. As of September 30, 2016, including the effect of the sale of our interest, investors hold an aggregate of eighty-percent of the capital interests in the JV. As part of the acquisitions, the JV borrowed a total of $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan is secured by the acquired properties. See Note 7. The table below (in thousands) summarizes our purchase accounting for the acquisitions. The difference between the contract prices and respective purchase prices relate to credits received for prorations and similar matters:

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below (in thousands) summarizes our above/below-market leases:

	September 30, 2017	December 31, 2016

Above-market tenant leases	$5,461	$5,110
Accumulated amortization - above-market tenant leases	(3,203)	(2,379)
Below-market ground leases	3,198	3,198
Accumulated amortization - below-market ground leases	(840)	(782)
Acquired lease intangible assets, net	$4,616	$5,147

Below-market tenant leases	$117,077	$104,925
Accumulated accretion - below-market tenant leases	(51,433)	(41,241)
Above-market ground leases	4,017	16,200
Accumulated accretion - above-market ground leases	(547)	(12,693)
Acquired lease intangible liabilities, net	$69,114	$67,191

Impact on the Consolidated Statements of Operations

The table below (in thousands) summarizes the net amortization/accretion related to our above/below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net accretion of above/below-market tenant leases(1)	$4,805	$5,093	$13,265	$13,390
Amortization of above-market ground lease(2)	(4)	(4)	(13)	(13)
Accretion of above-market ground lease(3)	13	13	38	38
Total	$4,814	$5,102	$13,290	$13,415
_______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	The amortization of the above-market rent we receive under this ground lease is recorded as a decrease to office parking and other income.

(3)	The accretion of the above-market rent we pay under this ground lease is recorded as a decrease to office expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  We purchased a 3.7% interest in the Opportunity Fund during the second quarter of 2017. The Opportunity Fund's only investment is a 13.1% equity interest in Fund X. At September 30, 2017, we held direct and indirect equity interests of 3.7% of the Opportunity Fund, 69.1% of Fund X and 24.3% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents (in thousands) cash distributions received from our Funds:

	Nine Months Ended September 30,
	2017	2016

Operating distributions received	$4,427	$1,356
Capital distributions received	41,965	21,973
Total distributions received	$46,392	$23,329

Summarized Financial Information for our Funds

The accounting policies of the Funds are consistent with ours. The tables below present (in thousands) selected financial information for the Funds on a combined basis.  The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

	September 30, 2017	December 31, 2016

Total assets	$703,776	$690,028
Total liabilities	$524,968	$448,544
Total equity	$178,808	$241,484

	Nine Months Ended September 30,
	2017	2016

Total revenues	$56,550	$54,104
Operating income	$14,918	$14,235
Net income	$3,974	$6,539

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Restricted cash	$121	$121
Prepaid expenses	11,481	6,779
Other indefinite-lived intangible	1,988	1,988
Furniture, fixtures and equipment, net	1,078	1,093
Other	2,610	1,933
Total other assets	$17,278	$11,914

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes (in thousands) our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of September 30, 2017	Principal Balance as of December 31, 2016	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$1,000	—	—	—
Term loan(3)	—	—	349,933	—	—	—
Fannie Mae loans(3)	—	—	388,080	—	—	—
Term loan(3)	—	—	345,759	—	—	—
Term loan(4)	2/1/2019	147,719	149,911	N/A	4.00%	—
Term loan(4)	6/5/2019	282,019	285,000	N/A	3.85%	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	—
Term loan(5)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(5)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(5)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(5)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(5)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(5)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Fannie Mae loan(5)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loans(5)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loans(5)(6)	6/1/2027	550,000	—	LIBOR + 1.37%	3.51%	6/1/2022
Revolving credit facility(7)	8/21/2020	—	—	LIBOR + 1.40%	N/A	—
Total Wholly Owned Subsidiary Debt		3,142,138	3,682,083

Consolidated JVs
Term loan	7/21/2019	365,500	146,000	LIBOR + 1.55%	N/A	—
Term loan(5)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Total Consolidated Debt(8)		4,087,638	4,408,083
Deferred loan costs, net		(38,810)	(38,546)
Total Consolidated Debt, net		$4,048,828	$4,369,537
___________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At September 30, 2017, this loan had been paid off.

(4)	Require monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(6)	Effective rate decreases to 3.16% on November 1, 2017.

(7)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(8)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes (in thousands) our fixed and floating rate debt:

	Principal Balance as of September 30, 2017	Principal Balance as of December 31, 2016

Aggregate swapped to fixed rate loans	$3,147,400	$2,985,480
Aggregate fixed rate loans	429,738	1,131,603
Aggregate floating rate loans	510,500	291,000
Total Debt	$4,087,638	$4,408,083

The following table summarizes our fixed rate debt statistics:

Fixed Rate Debt (fixed under the terms of the loan or a swap)

Principal balance (in billions)	$3.58
Weighted average remaining life (including extension options)	5.8 years
Weighted average remaining fixed interest period	3.3 years
Weighted average annual interest rate	3.08%

Future Principal Payments

At September 30, 2017, the minimum future principal payments due on our secured notes payable and revolving credit facility, excluding the impact of any maturity extension options, were as follows (in thousands):

Twelve months ending September 30:

2018	$8,294
2019	786,944
2020	325,000
2021	115,000
2022	640,000
Thereafter	2,212,400
Total future principal payments	$4,087,638

Loan Costs

Deferred loan costs are net of accumulated amortization of $15.9 million and $15.4 million at September 30, 2017 and December 31, 2016, respectively. The table below presents (in thousands) our loan costs, which are included in Interest Expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Loan costs expensed	$163	$—	$539	$818
Deferred loan cost amortization	2,343	2,227	6,865	5,470
Total	$2,506	$2,227	$7,404	$6,288

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Interest payable	$9,760	$9,561
Accounts payable and accrued liabilities	80,572	36,880
Deferred revenue	28,031	28,788
Total interest payable, accounts payable and deferred revenue	$118,363	$75,229

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9. Derivative Contracts

Derivative Summary

As of September 30, 2017, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

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

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of September 30, 2017, there have been no events of default with respect to our interest rate swaps or our unconsolidated Funds' interest rate swaps. We do not post collateral for our swaps in a liability position. The fair value of our interest rate swaps in a liability position were as follows (in thousands):

Fair value of derivatives in a liability position(1)	September 30, 2017	December 31, 2016

Consolidated derivatives(2)	$2,636	$7,689
Unconsolidated Funds' derivatives(3)	$—	$—

__________________________________________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Our unconsolidated Funds did not have any derivatives in a liability position.

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

Fair value of derivatives in an asset position(1)	September 30, 2017	December 31, 2016

Consolidated derivatives(2)	$37,258	$35,144
Unconsolidated Funds' derivatives(3)	$4,437	$3,724
___________________________________________________

(1)	Includes accrued interest and excludes adjustments for credit risk.

(2)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(3)	Includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents (in thousands) the effect of derivative instruments on our AOCI and statements of operations:

	Nine Months Ended September 30,
	2017	2016
Derivatives Designated as Cash Flow Hedges:
Loss recorded in AOCI - consolidated derivatives(1)(5)	$(4,027)	$(37,927)
Gain (loss) recorded in AOCI - unconsolidated Funds' derivatives(2)(5)	$610	$(814)
Loss reclassified from AOCI - consolidated derivatives(3)(5)	$(10,353)	$(21,361)
Loss reclassified from AOCI - unconsolidated Funds' derivatives(4)(5)	$(193)	$(311)
Gain recorded - consolidated derivatives(6)	$38	$—

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—
___________________________________________________

(1)	Represents the effective portion of the change in fair value of interest rate swaps.

(2)	Represents our share of the effective portion of the change in fair value of our unconsolidated Funds' interest rate swaps.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as an increase (decrease) to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)
Represents the ineffective portion of the change in fair value of interest rate swaps, which is recorded as a decrease (increase) to interest expense. Our unconsolidated Funds did not have any ineffectiveness related to their interest rate swaps.

(7)	We and our unconsolidated Funds do not have any derivatives that are not designated as cash flow hedges.

Future Reclassifications from AOCI

At September 30, 2017, our estimate of the AOCI related to derivatives, designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as swap interest payments are made, is presented in the table below (in thousands):

Consolidated derivatives(1)	$(702)
Unconsolidated Funds' derivatives(2)	$772
________________________________________

(1)	Reclassified as an increase to Interest expense.

(2)	Reclassified as an increase to Income, including depreciation, from unconsolidated real estate funds (our share).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Equity Transactions

During the nine months ended September 30, 2017, we (i) acquired 986 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes) and (iii) issued 15.7 million shares of our common stock under our ATM program for net proceeds of $593.3 million.

During the nine months ended September 30, 2016, we (i) acquired 1.3 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 25 thousand OP Units for $826 thousand in cash, at an average price of $33.05 per OP Unit, (iii) issued 1.5 million shares of our common stock for the exercise of 7.6 million stock options on a net settlement basis (net of the exercise price and related taxes) and (iv) issued 1.4 million shares of our common stock under our ATM program for net proceeds of $49.4 million. We also created two JV's to acquire various properties: (i) in the first JV, which acquired the Westwood Portfolio, investors acquired an aggregate of seventy-percent of the capital interests, as a result of contributing $320.0 million directly to the JV for a forty-percent interest and acquiring a thirty-percent interest from us for $241.1 million (resulting in a gain of $1.1 million), and (ii) in the second JV, which acquired properties during the third quarter, investors acquired an aggregate of eighty-percent of the capital interests, as a result of contributing $139.8 million directly to the JV and acquiring a thirty-five-percent interest from us for $51.6 million (resulting in a gain of $587 thousand). See Note 3.

Condensed Consolidated Statements of Equity

The tables below present (in thousands) our condensed consolidated statements of equity:

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	64,907	7,534	72,441
Cash flow hedge fair value adjustments	7,383	(254)	7,129
Contributions to consolidated JVs	—	284,248	284,248
Dividends and distributions	(111,177)	(28,682)	(139,859)
Exchange of OP units for common stock	13,261	(13,261)	—
Exercise of stock options(1)	(52,867)	—	(52,867)
Stock-based compensation	—	8,642	8,642
Sale of common stock, net of offering costs	593,272	—	593,272
Balance as of September 30, 2017	$2,435,922	$1,351,155	$3,787,077
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2016	$1,926,211	$355,337	$2,281,548
Net income	65,696	7,928	73,624
Cash flow hedge fair value adjustments	(14,376)	(2,693)	(17,069)
Contributions to consolidated JV	—	459,750	459,750
Sale of equity interest in consolidated JV	—	291,029	291,029
Dividends and distributions	(98,501)	(26,185)	(124,686)
Exchange of OP units for common stock	17,733	(17,733)	—
Repurchase of OP units	(498)	(328)	(826)
Exercise of stock options(1)	(53,467)	—	(53,467)
Stock-based compensation	—	7,759	7,759
Sale of common stock, net of offering costs	49,379	—	49,379
Balance as of September 30, 2016	$1,892,177	$1,074,864	$2,967,041
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 13% of our Operating Partnership's total interests as of September 30, 2017 when we and our Operating Partnership had 169.5 million shares of common stock and 24.7 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to redeem their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of redemption, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents (in thousands) the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
	2017	2016

Net income attributable to common stockholders	$64,907	$65,696

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	13,261	17,733
Repurchase of OP Units from noncontrolling interests	—	(498)
Net transfers from noncontrolling interests	13,261	17,235

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$78,168	$82,931

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents (in thousands) a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges for the nine months ended September 30:

	2017	2016

Beginning balance	$15,156	$(9,285)

Other comprehensive loss before reclassifications - our derivatives	(4,027)	(37,927)
Other comprehensive income (loss) before reclassifications - our Funds' derivatives	610	(814)
Reclassifications from AOCI - our derivatives(2)	10,353	21,361
Reclassifications from AOCI - our Funds' derivatives(3)	193	311
Net current period OCI	7,129	(17,069)
OCI attributable to noncontrolling interests	254	2,693
OCI attributable to common stockholders	7,383	(14,376)

Ending balance	$22,539	$(23,661)
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	Reclassification as an increase to Interest expense.

(3)	Reclassification as an (increase) decrease to Income, including depreciation, from unconsolidated real estate funds.

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

Total net stock-based compensation expense was $2.6 million and $2.3 million for the three months ended September 30, 2017 and 2016, and $7.9 million and $7.1 million for the nine months ended September 30, 2017 and 2016 respectively. These amounts are net of capitalized stock-based compensation of $257 thousand and $235 thousand for the three months ended September 30, 2017 and 2016, and $732 thousand and $683 thousand for the nine months ended September 30, 2017 and 2016 respectively. The intrinsic value of options exercised was $0.4 million and $2.1 million for the three months ended September 30, 2017 and 2016, and $102.5 million and $104.0 million during the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (in thousands):
Net income attributable to common stockholders	$25,614	$31,848	$64,907	$65,696
Allocation to participating securities: Unvested LTIP Units	(158)	(180)	(345)	(365)
Numerator for basic and diluted net income attributable to common stock holders	$25,456	$31,668	$64,562	$65,331

Denominator (in thousands):
Weighted average shares of common stock outstanding - basic	165,471	150,753	158,000	148,578
Effect of dilutive securities: Stock options(1)	49	2,666	419	4,241
Weighted average shares of common stock and common stock equivalents outstanding - diluted	165,520	153,419	158,419	152,819

Basic EPS:
Net income attributable to common stockholders per share	$0.154	$0.210	$0.409	$0.440

Diluted EPS:
Net income attributable to common stockholders per share	$0.154	$0.206	$0.408	$0.428
____________________________________________________

(1)
The following securities (in thousands) were excluded from the computation of the weighted average shares of common stock and common stock equivalents outstanding - diluted because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

OP Units	24,790	24,788	24,750	25,148
Vested LTIP Units	8	675	358	766

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of September 30, 2017, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

Secured Notes Payable:	September 30, 2017	December 31, 2016

Fair value	$4,080,901	$4,429,224
Carrying value	$4,087,638	$4,408,083

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

	September 30, 2017	December 31, 2016
Derivative Assets:
Fair value - consolidated derivatives(1)	$37,115	$35,656
Fair value - unconsolidated Funds' derivatives(2)	$4,632	$3,605

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$2,002	$6,830
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Office Segment
Total office revenues	$184,618	$167,608	$530,508	$475,083
Office expenses	(62,468)	(56,926)	(175,240)	(158,190)
Office segment profit	122,150	110,682	355,268	316,893

Multifamily Segment
Total multifamily revenues	24,131	24,513	72,354	72,825
Multifamily expenses	(6,041)	(5,950)	(17,866)	(17,322)
Multifamily segment profit	18,090	18,563	54,488	55,503

Total profit from all segments	$140,240	$129,245	$409,756	$372,396

The table below (in thousands) is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total profit from all segments	$140,240	$129,245	$409,756	$372,396
General and administrative	(8,441)	(8,099)	(27,189)	(25,573)
Depreciation and amortization	(69,974)	(63,827)	(206,141)	(181,947)
Other income	2,659	2,295	7,152	6,527
Other expenses	(1,659)	(2,916)	(5,156)	(7,828)
Income, including depreciation, from unconsolidated real estate funds	1,137	2,334	4,427	5,564
Interest expense	(35,454)	(36,479)	(110,408)	(109,842)
Income before gains	28,508	22,553	72,441	59,297
Gains on sales of investments in real estate	—	13,245	—	14,327
Net income	28,508	35,798	72,441	73,624
Less: Net income attributable to noncontrolling interests	(2,894)	(3,950)	(7,534)	(7,928)
Net income attributable to common stockholders	$25,614	$31,848	$64,907	$65,696

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land subject to ground leases from which we earn ground rent income. The table below presents (in thousands) the future minimum base rentals on our non-cancelable office tenant and ground leases at September 30, 2017:

Twelve months ending September 30:

2018	$528,867
2019	477,732
2020	416,289
2021	333,742
2022	251,975
Thereafter	657,646
Total future minimum base rentals(1)	$2,666,251
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

15. Future Minimum Lease Rental Payments

We incurred ground rent expense for a ground lease of $183 thousand for the three months ended September 30, 2017 and 2016 and $550 thousand for the nine months ended September 30, 2017 and 2016. The table below (in thousands) presents the future minimum ground lease payments as of September 30, 2017:

Twelve months ending September 30:

2018	$733
2019	733
2020	733
2021	733
2022	733
Thereafter	47,094
Total future minimum lease payments(1)	$50,759
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2017 and 2016, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-seven buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of September 30, 2017, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development Contracts

During the first quarter of 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. The $120.0 million estimated cost of the new apartments does not include the cost of the land which we already owned before beginning the project. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, building a new leasing and management office, and construct a new recreation and fitness facility with a new pool.

In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

As of September 30, 2017, we had an aggregate remaining contractual commitment for these development projects of approximately $73.1 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Other Contracts

As of September 30, 2017, we had an aggregate remaining contractual commitment for capital expenditure projects and repositionings of approximately $4.8 million.

Guarantees

We made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2017, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of September 30, 2017. The amounts represent 100% (not our pro-rata share) of amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (in millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)(5)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $3.4 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $34.5 million.

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
As of September 30, 2017, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	62	70
Rentable square feet (in thousands)	16,390	18,220
Leased rate	91.1%	91.1%
Occupied rate	88.9%	88.9%

Multifamily
Properties	10	10
Units	3,320	3,320
Leased rate	98.5%	98.5%
Occupied rate	96.5%	96.5%

__________________________________________________

(1)
Our Consolidated Portfolio includes the properties in our consolidated results. We own 100% of these properties except for ten office properties totaling 2.8 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we earn ground rent income from ground leases to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds, in which we own a weighted average of approximately 60% based on square footage. See Note 5 to our consolidated financial statements in Item 1 of this Report for our unconsolidated Funds' disclosures.

(3) Office portfolio includes ancillary retail space.

Annualized rent

As of September 30, 2017, annualized rent from our Consolidated Portfolio was derived as follows:

______

Acquisitions, Financings, Developments and Repositionings

Acquisitions

•	During the second quarter of 2017, a consolidated JV that we manage, in which we own a 20% interest, paid $352.8 million to acquire two Class A office properties in Santa Monica, California.

•	During the third quarter of 2017, the same consolidated JV paid $177.0 million to acquire a Class A office property located in Beverly Hills, California.
See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding these acquisitions.

Financings

•	During the second quarter of 2017:

◦
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

◦
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

◦	We paid off a $347 million loan that was scheduled to mature in August 2018.

◦	We issued 9.1 million shares of common stock under our ATM program for net proceeds of $346.0 million (of which $69.0 million was received shortly after June 30, 2017).

•	During the third quarter of 2017:

◦	We paid off a $342 million loan that was scheduled to mature in March 2020.

◦	We issued 6.6 million shares of common stock under our ATM program for net proceeds of $247.4 million.
See Notes 7 and 10 to our consolidated financial statements in Item 1 of this Report for more detail regarding our debt and equity, respectively.

Developments

We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
In West Los Angeles, we are planning to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

•
At our Moanalua Hillside Apartments in Honolulu, we are building an additional 475 apartments (net of existing apartments removed), which we expect will cost approximately $120.0 million excluding the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of September 30, 2017, we were repositioning two properties: (i) a 668,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) an 80,000 square foot office property in Honolulu, Hawaii owned by a consolidated JV in which we own a two-thirds interest.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Nine Months Ended	Twelve Months Ended December 31,
Historical straight-line rents:(1)	September 30, 2017	2016	2015	2014	2013

Average rental rate(2)	$43.69	$43.21	$42.65	$35.93	$34.72
Annualized lease transaction costs(3)	$5.51	$5.74	$4.77	$4.66	$4.16

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the nine months ended September 30, 2017:

Rent Roll (1)(2)	Straight-line Rent	Starting Cash Rent	Expiring Cash Rent

Leases signed during the period	$43.69	$42.10	$—
Prior leases for the same space	$34.54	$33.75	$38.17
Percentage change	26.5%	24.8%	10.3%	(3)

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Nine Months Ended	Twelve Months Ended December 31,
Average annual rental rate - new tenants:	September 30, 2017	2016	2015	2014	2013

Rental rate(1)	$29,465	$28,435	$27,936	$28,870	$27,392

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of the 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll

During the nine months ended September 30, 2017, average rent on leases to new tenants were 4.4% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2017	2016	2015	2014	2013

Office portfolio	88.9%	90.4%	91.2%	90.5%	90.4%
Multifamily portfolio	96.6%	97.9%	98.0%	98.2%	98.7%

	Nine Months Ended	Twelve Months Ended December 31,
Average Occupancy Rates(1)(2):	September 30, 2017	2016	2015	2014	2013

Office portfolio	89.5%	90.6%	90.9%	90.0%	89.7%
Multifamily portfolio	97.4%	97.6%	98.2%	98.5%	98.6%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of September 30, 2017, assuming non-exercise of renewal options and early termination rights, we expect to see expiring cash rents in our total office portfolio as presented in the graph below:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2014, 2015, 2016 with the same remaining duration as the leases for the labeled year had at September 30, 2017. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

Revenues

Office rental revenue	$140,993	$128,744	$12,249	9.5%
The increase was due to rental revenues of $9.8 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues of $3.4 million from the properties that we owned throughout both periods, partially offset by a decrease of $0.9 million in rental revenues from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $0.4 million in the accretion from below-market leases.

Office tenant recoveries	$15,854	$12,914	$2,940	22.8%
The increase was due to tenant recoveries of $1.1 million from properties that we acquired in 2016 and 2017 and an increase in tenant recoveries of $1.8 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in operating costs.

Office parking and other income	$27,771	$25,950	$1,821	7.0%
The increase was due to parking and other income of $1.1 million from properties that we acquired in 2016 and 2017 and an increase of $0.8 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease of $0.2 million in parking and other income from a property that we sold during 2016. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$24,131	$24,513	$(382)	(1.6)%
The decrease was due to a decrease of $840 thousand in the accretion from below-market leases, partially offset by an increase of $460 thousand in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in the fourth quarter 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking income was primarily due to an increase in rental rates.

Operating expenses

Office rental expenses	$62,468	$56,926	$5,542	9.7%
The increase was due to rental expenses of $4.0 million from properties that we acquired during 2016 and 2017 and an increase of $2.0 million from properties that we owned throughout both periods, partially offset by a decrease of $0.4 million from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in scheduled services, repairs & maintenance, payroll, utilities and real estate taxes.

Multifamily rental expenses	$6,041	$5,950	$91	1.5%	The increase was primarily due to an increase in scheduled services and utilities, partially offset by a decrease in repairs & maintenance.

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

General and administrative	$8,441	$8,099	$342	4.2%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$69,974	$63,827	$6,147	9.6%
The increase was primarily due to depreciation and amortization of $5.5 million from properties that we acquired during 2016 and 2017 and an increase of $600 thousand from properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in building improvements, tenant improvements and leasing commissions.

Non-Operating Income and Expenses

Other income	$2,659	$2,295	$364	15.9%	The increase was primarily due to an increase in interest income and revenue from the health club that we own and operate.
Other expenses	$(1,659)	$(2,916)	$(1,257)	(43.1)%
The decrease was primarily due to $1.2 million of acquisition-related expenses incurred in connection with the acquisition of properties by one of our consolidated JVs in 2016. Acquisition-related expenses were capitalized in 2017 as a result of a change in accounting policy - see "Critical Accounting Policies" below.

Income, including depreciation, from unconsolidated real estate funds	$1,137	$2,334	$(1,197)	(51.3)%	The decrease was primarily due to an increase in interest expense and loan costs for one of our unconsolidated Funds related to a 2017 loan refinancing.
Interest expense	$(35,454)	$(36,479)	$(1,025)	(2.8)%
The decrease was due to a decrease in our operating partnership interest expense of $3.5 million as a result of lower debt balances, partially offset by interest expense of $2.5 million on debt related to our JV acquisitions in 2016 and 2017.

Gains on sales of investments in real estate	$—	$13,245	$(13,245)	(100.0)%
In 2016 we sold (i) a thirty-five percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $0.6 million and (ii) a consolidated wholly-owned office property and recognized a gain of $12.7 million.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

Revenues

Office rental revenue	$409,674	$366,400	$43,274	11.8%
The increase was due to rental revenues of $37.4 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues of $9.0 million from the properties that we owned throughout both periods, partially offset by $3.1 million in rental revenues from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $1.3 million in the accretion from below-market leases.

Office tenant recoveries	$39,705	$34,111	$5,594	16.4%
The increase was due to tenant recoveries of $2.8 million from properties that we acquired in 2016 and 2017 and an increase in tenant recoveries of $2.8 million from properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was primarily due to an increase in operating costs.

Office parking and other income	$81,129	$74,572	$6,557	8.8%
The increase was due to parking and other income of $4.3 million from properties that we acquired in 2016 and 2017 and an increase of $2.8 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease of $0.5 million in parking and other income from a property that we sold during 2016. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$72,354	$72,825	$(471)	(0.6)%
The decrease was due to a decrease of $2.5 million in the accretion from below-market leases, partially offset by an increase of $2.0 million in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in the fourth quarter of 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking income was primarily due to an increase in rental rates.

Operating expenses

Office rental expenses	$175,240	$158,190	$17,050	10.8%
The increase was due to rental expenses of $14.6 million from properties that we acquired during 2016 and 2017 and an increase of $3.8 million from properties that we owned throughout both periods, partially offset by a decrease of $1.4 million from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in scheduled services, payroll, utilities and real estate taxes.

Multifamily rental expenses	$17,866	$17,322	$544	3.1%	The increase was due to an excise tax refund of $0.5 million in 2016, increases in scheduled services and utilities, partially offset by decreases in repairs and maintenance and payroll.

	(in thousands)
	2017	2016	Increase (Decrease)	Percentage	Commentary

General and administrative expenses	$27,189	$25,573	$1,616	6.3%	The increase was primarily due to an increase in personnel expenses, partially offset by a decrease in legal fees.
Depreciation and amortization	$206,141	$181,947	$24,194	13.3%
The increase was primarily due to depreciation and amortization of $20.6 million from properties that we acquired during 2016 and 2017 and an increase of $4.0 million from properties that we owned throughout both periods, partially offset by a decrease of $0.5 million from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in building improvements, tenant improvements and leasing commissions, as well as $1.6 million of accelerated depreciation of units that were demolished at our Moanalua Hillside Apartments in connection with the development.

Non-Operating Income and Expenses

Other income	$7,152	$6,527	$625	9.6%	The increase was primarily due to an increase in interest income and revenue from the health club that we own and operate.
Other expenses	$(5,156)	$(7,828)	$(2,672)	(34.1)%
The decrease was primarily due to $2.9 million of acquisition-related expenses incurred in connection with the acquisition of properties by our consolidated JVs in 2016. Acquisition-related expenses were capitalized in 2017 as a result of a change in accounting policy - see "Critical Accounting Policies" below.

Income, including depreciation, from unconsolidated real estate funds	$4,427	$5,564	$(1,137)	(20.4)%
The decrease was primarily due to an increase in interest expense and loan costs for one of our unconsolidated Funds related to a 2017 loan refinancing, partially offset by an increase in operating income from our funds which reflected an increase in rental revenues as a result of increasing rental rates.

Interest expense	$(110,408)	$(109,842)	$566	0.5%
The increase was due to interest expense of $8.5 million on debt related to our JV acquisitions in 2016 and 2017, partially offset by a decrease in our operating partnership interest expense of $7.9 million as a result of lower debt balances, refinancing at lower interest rates during 2016 and 2017 and lower debt refinancing costs.

Gains on sales of investments in real estate	$—	$14,327	$(14,327)	(100.0)%
In 2016, we sold (i) a thirty-percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $1.1 million, (ii) a thirty-five percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $0.6 million and (iii) a consolidated wholly-owned office property and recognized a gain of $12.7 million.

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

Comparison of Results
For the three months ended September 30, 2017, FFO increased by $6.9 million, or 8.2%, to $90.8 million, compared to $83.9 million for the three months ended September 30, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and increasing rental rates, (ii) a decrease in other expenses as a result of $1.2 million of acquisition-related costs we expensed in 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy and (iii) a decrease in interest expense due to lower debt balances, partially offset by a decrease in the FFO of our Funds due to an increase in interest expense and loan costs related to the refinancing of a loan for one of our Funds during 2017.
For the nine months ended September 30, 2017, FFO increased by $17.5 million, or 7.2%, to $259.4 million, compared to $241.9 million for the nine months ended September 30, 2016. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and increasing rental rates, (ii) a decrease in other expenses as a result of $2.9 million of acquisition-related costs we expensed in 2016, while similar costs in 2017 were capitalized as a result of a change in accounting policy, partially offset by (a) an increase in multifamily rental expenses due to a tax refund during 2016, (b) an increase in general and administrative expenses due to an increase in personnel expenses, (c) a decrease in the FFO of our Funds due to an increase in interest expense and loan costs related to the refinancing of a loan for one of our Funds during 2017 and (d) an increase in interest expense due to new debt related to our joint venture acquisitions during 2016 and 2017.

Reconciliation to GAAP

The table below (in thousands) reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income attributable to common stockholders	$25,614	$31,848	$64,907	$65,696
Depreciation and amortization of real estate assets	69,974	63,827	206,141	181,947
Net income attributable to noncontrolling interests	2,894	3,950	7,534	7,928
Adjustments attributable to unconsolidated Funds(1)	4,084	4,037	12,140	11,935
Adjustments attributable to consolidated JVs(2)	(11,798)	(6,510)	(31,363)	(11,326)
Gain on sale of investments in real estate	—	(13,245)	—	(14,327)
FFO	$90,768	$83,907	$259,359	$241,853

_____________________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Liquidity and Capital Resources

Short-term liquidity

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

Long-term liquidity

Our long-term liquidity needs consist primarily of funding for acquisitions and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the nature of our business and the REIT federal tax rules that require us to distribute a substantial majority of our income on an annual basis. We plan to meet our long-term liquidity needs through long-term secured non-recourse indebtedness, the issuance of equity securities, including common stock and OP Units, property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $150.0 million in shares of common stock as of the date of this Report.

To mitigate the impact of changing interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual Obligations

See Note 7 to our consolidated financial statements in Item 1 of this Report for information regarding our minimum future principal payments due on our secured notes payable and revolving credit facility, as well as the interest rates that determine our future periodic interest payments, Note 15 for information regarding our minimum future ground lease payments, and Note 16 for information regarding our contractual obligations related to our developments, capital expenditure projects and repositionings.

Cash Flows

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

(In thousands)	2017	2016	Increase (Decrease)	Percentage

Cash flows from operating activities(1)	$308,682	$265,663	$43,019	16.2%
Cash flows from investing activities(2)	$(615,175)	$(1,325,227)	$710,052	53.6%
Cash flows from financing activities(3)	$361,308	$1,116,181	$(754,873)	(67.6)%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and increasing rental rates, (ii) an increase in the operating distributions from our Funds and (iii) a decrease in other expenses as a result of expensing acquisition-related costs in 2016, while similar costs were capitalized in 2017 as a result of a change in accounting policy, partially offset by (a) an increase in multifamily rental expenses due to a tax refund during 2016 and (b) an increase in general and administrative expenses due to an increase in personnel expenses.

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. The decrease is primarily due to a decrease of $1.09 billion paid for properties acquired, partially offset by $348.2 million that we received during 2016 from the sale of investments in real estate.

(3)
Our cash flows provided by financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to a decrease in net borrowings of $1.12 billion and a decrease in contributions from non-controlling interests of $175.5 million, partially offset by an increase of $543.9 million from the net proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

Our Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2017, all of the obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments does expose us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At September 30, 2017, 12.5% of our consolidated debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of  $2.6 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of September 30, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.1
Equity Distribution Agreement, dated August 4, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC (filed with Form 8-K on August 7, 2017 and incorporated herein by this reference).

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

DOUGLAS EMMETT, INC.

Date:	November 8, 2017	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 8, 2017	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO