Form 10-K
period 2017-12-31
Douglas Emmett Inc
filed 2018-02-16
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer 1 Non accelerated filer 1 Smaller reporting company 1 Emerging growth company 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes 1 or No ☑

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 30, 2017, was $5.79 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 169,566,064 shares of its common stock, $0.01 par value, outstanding as of February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2018 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

DOUGLAS EMMETT, INC.
FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
FIRPTA	Foreign Investment Real Property Tax Act
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IPO	Initial Public Offering
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Glossary

Defined terms used in this Report:

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, real estate depreciation and amortization (other than amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated joint ventures and unconsolidated real estate funds, but not for noncontrolling interests included in our Operating Partnership).

Net Operating Income (NOI)
We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests.

Occupied Rate
The percentage leased, excluding signed leases not yet commenced, as of the reporting date. Management space and storage space is considered leased and occupied, while space taken out of service during a repositioning is excluded from both the numerator and denominator for calculating percentage leased and occupied.

Recurring Capital Expenditures
Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses, (iv) casualty damage or (v) bringing the property into compliance with governmental requirements.

Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space.

Same Properties
Our consolidated wholly-owned properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project that we believed significantly affected its results during the comparative periods.

Short-Term Lease	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Funds.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments affecting Southern California or Honolulu, Hawaii;

•	competition from other real estate investors in our markets;

•	decreasing rental rates or increasing tenant incentive and vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	increases in interest rates or operating costs;

•	insufficient cash flows to service our outstanding debt or pay rent on ground leases;

•	difficulties in raising capital;

•	inability to liquidate real estate or other investments quickly;

•	adverse changes to rent control laws and regulations;

•	environmental uncertainties;

•	natural disasters;

•	insufficient insurance, or increases in insurance costs;

•	inability to successfully expand into new markets and submarkets;

•	difficulties in identifying properties to acquire and failure to complete acquisitions successfully;

•	failure to successfully operate acquired properties;

•	risks associated with property development;

•	risks associated with JVs;

•	conflicts of interest with our officers and reliance on key personnel;

•	changes in zoning and other land use laws;

•	adverse results of litigation or governmental proceedings;

•	failure to comply with laws, regulations and covenants that are applicable to our properties;

•	possible terrorist attacks or wars;

•	possible cyber attacks or intrusions;

•	adverse changes to accounting rules;

•	weaknesses in our internal controls over financial reporting;

•	failure to maintain our REIT status under federal tax laws; and

•	adverse changes to tax laws, including those related to property taxes.

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

PART I

Item 1. Business Overview

Business description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties located in premier coastal submarkets in Los Angeles and Honolulu. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs, and our unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods with significant supply constraints, high-end executive housing and key lifestyle amenities. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii. We intend to increase our market share in our existing submarkets and may enter into other submarkets with similar characteristics where we believe we can gain significant market share. The terms "us," "we" and "our" as used in this Report refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

At December 31, 2017, we owned a Consolidated Portfolio consisting of (i) a 16.5 million square foot office portfolio, (ii) 3,380 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Funds which, at December 31, 2017, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2017, our portfolio consisted of the following (not including the two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office (includes ancillary retail space)
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Rentable square feet (in thousands)	16,539	18,369

Multifamily
Wholly-owned properties	10	10

Units	3,380	3,380

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:

•	Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2017, our office portfolio median size tenant was approximately 2,600 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2015, 2016 and 2017, no tenant accounted for more than 10% of our total revenues.

•	Disciplined Strategy of Acquiring Substantial Market Share.
Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 28% share of the Class A office space in our submarkets.

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

Corporate Structure

Douglas Emmett, Inc. was formed as a Maryland corporation on June 28, 2005 to continue and expand the operations of Douglas Emmett Realty Advisors and its 9 institutional funds. All of our assets are directly or indirectly held by our Operating Partnership, which was formed as a Delaware limited partnership on July 25, 2005. As the sole stockholder of the general partner of our Operating Partnership, we generally have the exclusive power under the partnership agreement to manage and conduct the business of our Operating Partnership, subject to certain limited approval and voting rights of the other limited partners. Our interest in our Operating Partnership entitles us to share in the profits and losses and cash distributions in proportion to our percentage ownership.

Funds and JVs

In addition to fifty-three office properties and ten residential properties wholly owned by our Operating Partnership, we manage and own equity interests in:

•
three unconsolidated Funds through which we and institutional investors own eight office properties in our core markets totaling 1.8 million square feet and in which we own a weighted average of 60.0% at December 31, 2017 based on square footage.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

•
three consolidated JVs through which we and institutional investors own ten office properties in our core markets totaling 2.8 million square feet and in which we own a weighted average of 28% at December 31, 2017 based on square footage. We are entitled to (i) distributions based on invested capital as well as (in the case of two of the JVs) additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.

The financial data in this Report presents our Funds on an unconsolidated basis and our JVs on a consolidated basis in accordance with GAAP. Most of the property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs and our Funds, as we believe this presentation assists in understanding our business.

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

There are two gross income requirements:

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

We must satisfy five asset tests at the close of each quarter of our taxable year:

i.
at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, debt instruments of publicly offered REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities,

ii.	not more than 25% of our total assets may be represented by securities other than those in the 75% asset class,

iii.
of the assets included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of any one issuer, in each case other than securities included under the 75% asset test above and interests in TRS or QRS, each as defined below, and in the case of the 10% value test, subject to certain other exceptions,

iv.	not more than 20% of the value of our total assets may be represented by securities of one or more TRS, and

v.	not more than 25% of the value of our total assets may be represented by non-qualified publicly offered REIT debt instruments.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gains dividends) to our stockholders equal to at least (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, less (B) the sum of certain items of non-cash income. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we fail to distribute during each calendar year the sum of at least (i) 85% of our ordinary income for such year, (ii) 95% of our capital gains income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

As of December 31, 2017, we owned an interest in a subsidiary which was intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. As of December 31, 2017, we also owned interests in certain corporations which have elected to be treated as TRSs. A REIT may own more than 10% of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

We may be required to pay state or local tax in various state or local jurisdictions, including those in which we own properties or otherwise transact business or reside. The state and local tax treatment of us and our stockholders may not conform to the federal income tax consequences discussed above. We may also be subject to certain taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, and on income from prohibited transactions.

In addition, if we acquire any asset from a corporation that is or has been a C corporation in a transaction in which our tax basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the five year period beginning on the date on which we acquired the asset, then we generally will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset over (ii) our adjusted tax basis in the asset, in each case determined as of the date on which we acquired the asset.

SUPPLEMENT TO MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

This summary supplements and updates the discussion contained under the caption “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 4, 2017, contained in our Registration Statement on Form S-3 filed with the SEC on August 4, 2017, and should be read in conjunction therewith, and is subject to the qualifications set forth therein. This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

Recent Tax Legislation

The recently enacted “Tax Cuts and Jobs Act” (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders, and, in certain cases, that modify the tax rules discussed in the accompanying prospectus. Among other changes, the TCJA made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced, and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations,

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and the alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our TRSs and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%,

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs,

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs,

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI, and

•
New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA, or administrative guidance interpreting the TCJA, may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes to the law with respect to REITs or their stockholders. Investors should consult with their tax advisors regarding the effect of the TCJA based on their particular circumstances.

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

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting, retrofitting, energy management systems, variable frequency drives in our motors, electricity co-generation, energy efficiency, recycling and water conservation.  As a result of our efforts, over 95% of our eligible office space is ENERGY STAR certified by the EPA as having energy efficiency in the top 20% of buildings nationwide.

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

Employees

As of December 31, 2017, we employed approximately 600 people.

Principal Executive Offices

Our principal executive offices are located in the building we own at 808 Wilshire Boulevard, Suite 200, Santa Monica, California 90401 (telephone 310-255-7700).

Available Information

All reports that we file with the SEC will be available on the SEC website at www.sec.gov. We make available on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, free of charge, as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

For more information, please contact:

Stuart McElhinney
Vice President, Investor Relations
310-255-7751
smcelhinney@douglasemmett.com

Item 1A. Risk Factors

The following risk factors are what we believe to be the most significant risk factors that could adversely affect our business and operations, including, without limitation, our financial condition, REIT status, results of operations and cash flows, our ability to service our debt and pay dividends to our stockholders, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and the market price of our common stock. This is not an exhaustive list, and additional risk factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment and new risk factors emerge from time to time. It is therefore not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on forward-looking statements see “Forward Looking Statements” at the beginning of this Report.

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

•
reduced tenant demand for office space and residential units from matters such as (i) changes in space utilization, (ii) changes in the relative popularity of our properties, (iii) the type of space we provide or (iv) purchasing versus leasing;

•	reduced demand for parking space due to the impact of technology such as self driving cars;

•	increases in the supply of office space and residential units;

•	fluctuations in interest rates and the availability of credit, which could adversely affect our ability to obtain financing on favorable terms or at all;

•
increases in expenses (or our reduced ability to recover expenses from our tenants), including insurance costs, labor costs (such as the unionization of our employees or the employees of any parties with whom we contract for services to our buildings), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;

•	utility disruptions;

•	the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates;

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA;

•	legislative uncertainty related to federal and state spending and tax policy;

•	difficulty in operating properties effectively;

•	acquiring undesirable properties; and

•	inability to dispose of properties at appropriate times or at favorable prices.

We have a substantial amount of debt, which exposes us to interest rate fluctuation risk and the risk of not being able to refinance our debt, which in turn could expose us to the risk of default under our debt obligations.

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

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness; and

•
any foreclosure on our properties could also create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.

The rents we receive from new leases may be less than our asking rents, and we may experience rent roll-down from time to time.

As a result of various factors, such as competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, general economic downturns, or the desirability of our properties compared to other properties in our submarkets, the rents we receive on new leases could be less than our in-place rents.

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

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. The likelihood of such disasters may be increased as a result of climate changes. Adverse weather conditions and natural disasters could cause significant damage to our properties or to the economies of the regions in which they are located, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance coverage may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the US and the pricing thereof. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters.

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

We do not carry insurance for certain losses, such as losses caused by certain environmental conditions, asbestos, riots or war. In addition, our title insurance policies generally only insure the value of a property at the time of purchase, and we have not and do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

If we experience a loss that is uninsured or which exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. If the damaged properties are encumbered, we may continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

New regulations in the submarkets in which we operate could require us to make safety improvements to our buildings, for example requiring us to retrofit our buildings to better withstand earthquakes, and we could incur significant costs complying with those regulations.

Terrorism and war could harm our business and operating results.

The possibility of future terrorist attacks or war could have a negative impact on our operations, even if they are not directed at our properties and even if they never actually occur. Terrorist attacks can also substantially affect the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses.

Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems could harm our business.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our efforts will be effective in preventing attempted security breaches or disruptions. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could have an adverse effect on our business, for example:

•	Disruption to our networks and systems and thus our operations and/or those of our tenants or vendors;

•	Misstated financial reports, violations of loan covenants, missed reporting deadlines and missed permitting deadlines;

•	Inability to comply with laws and regulations;

•
Unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could be used to compete against us or for disruptive, destructive or otherwise harmful purposes;

•	Rendering us unable to maintain the building systems relied upon by our tenants;

•	The requirement of significant management attention and resources to remedy any damages that result;

•	Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; and

•	Damage to our reputation among our tenants, investors, or others.

We may be unable to renew leases or lease vacant space.

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2017, 8.6% of the square footage in our total office portfolio was available for lease and 10.1% was scheduled to expire in 2018. As of December 31, 2017, 1.2% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

Our business strategy for our office portfolio focuses on leasing to smaller-sized tenants which may present greater credit risks.

Our business strategy for our office portfolio focuses on leasing to smaller-sized tenants, which may present greater credit risks because they are more susceptible to economic downturns than larger tenants, and may be more likely to cancel or not renew their leases.

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

Because we own real property, we are subject to extensive environmental regulations, which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. Persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. Persons exposed to hazardous or toxic substances may sue for personal injury damages, for example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties have been (or may have been) impacted by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

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

We presently expect to continue operating and acquiring properties in areas that have adopted laws and regulations imposing restrictions on the timing or amount of rent increases or have imposed regulations relating to low- and moderate-income housing. Currently, neither California nor Hawaii have state mandated rent control, but various municipalities within Southern California, including the cities of Los Angeles and Santa Monica where our properties are located, have enacted rent control legislation. Additionally, portions of the Honolulu multifamily market are subject to low- and moderate-income housing regulations and all but one of the properties in our Los Angeles County multifamily portfolio are affected by these laws and regulations. Under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, however increases in rental rates for renewing tenants are limited by Los Angeles and Santa Monica rent control regulations. We have agreed to rent specified percentages of the units at some of our Honolulu multifamily properties to persons with income below specified levels in exchange for certain tax benefits. These laws and regulations can (i) limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses, (ii) negatively impact our ability to attract higher-paying tenants, (iii) require us to incur costs for reporting and compliance, and (iv) make it more difficult for us to dispose of properties in certain circumstances. Any failure to comply with these regulations could result in fines, penalties and/or the loss of certain tax benefits and the forfeiture of rents.

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

•	cash flows from the acquired properties may be insufficient to service the related debt financing;

•	we may need to spend more than we budgeted to make necessary improvements or renovations to acquired properties;

•	we may spend significant time and money on potential acquisitions that we do not close;

•	the process of acquiring or pursuing the acquisition of a property may divert the attention of our senior management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	occupancy and rental rates of acquired properties may be less than expected; and

•
we may acquire properties without recourse, or with limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may be unable to successfully expand our operations into new markets and submarkets.

If the opportunity arises, we may explore acquisitions of properties in new markets. The risks applicable to our ability to acquire, integrate and operate properties in our current markets is also applicable to our ability to acquire, integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets.

We are exposed to risks associated with property development.

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:

•
We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, material shortages and price increases);

•	We may be unable to lease the developed or redeveloped properties at budgeted rental rates or lease up the property within budgeted time frames;

•	We may devote time and expend funds on development or redevelopment of properties that we may not complete;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations;

•	We may encounter delays, refusals and unforeseen cost increases resulting from third-party litigation or objections;

•	We may fail to obtain the financial results expected from properties we develop or redevelop; and

•
We have developed and redeveloped properties in the past, however only in a limited manner in recent years, which could adversely affect our ability to develop or redevelop properties or to achieve our expected returns.

We are exposed to certain risks when we enter into JVs or issue securities of our subsidiaries, including our Operating Partnership.

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

•	We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers; and

•	We may not be able to raise capital as needed from institutional investors or sovereign wealth funds, or on terms that are favorable.

If we default on the ground lease to which one of our properties is subject, our business could be adversely affected.

Some of our properties may be subject to a ground lease. If we default under the terms of such a lease, we may be liable for damages and could lose our ownership interest in the property.

We may not have sufficient cash available for distribution to stockholders at expected levels in the future.

Our distributions could exceed our cash generated from operations. If necessary, we may fund the difference from our existing cash balances or additional borrowings. If our available cash were to decline significantly below our taxable income, we could lose our REIT status unless we could borrow to make such distributions or make any required distributions in common stock.

Our property taxes could increase due to property tax rate changes or reassessments, which would adversely impact our cash flows.

We are required to pay property taxes for our properties, which could increase as property tax rates increase or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. A potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. If any similar proposal were adopted, the property taxes we pay could increase substantially.

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

From time to time we may dispose of properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements. This could increase the dividend income to our stockholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our stockholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

At December 31, 2017, our executive officers owned 5% of our outstanding common stock, but they would own 15% if they converted all of their OP Units into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Our growth depends on external sources of capital which are outside of our control.

In order to qualify as a REIT, we are required under the Code to distribute annually at least 90% of our “REIT taxable income", determined without regard to the dividends paid deduction and by excluding any net capital gain. To the extent that we do not distribute all of our net long-term capital gains or at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. Because of these distribution requirements, we may not be able to fund future capital needs from our operating cash flows, including acquisitions, development and debt refinancing. Consequently, we expect to rely on third-party sources to fund some of our capital needs and we may not be able to obtain financing on favorable terms or at all. Any additional borrowings will increase our leverage, and any additional equity that we issue will dilute our common stock. Our access to third-party sources of capital depends on many factors, some of which include:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flows and cash dividends; and

•	the market price per share of our common stock.

We face risks associated with short-term liquid investments.

From time to time, we have significant cash balances that we invest in a variety of short-term money market fund investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments are not insured against loss of principal and there is no guarantee that our investments in these funds will be redeemable at par value. If we cannot liquidate our investments or redeem them at par we could incur losses and experience liquidity issues.

Our charter, the partnership agreement of our Operating Partnership, and Maryland law contain provisions that may delay or prevent a change of control transaction.

(i) Our charter contains a five percent ownership limit.

Our charter, subject to certain exceptions, contains restrictions on ownership that limit, and authorizes our directors to take such actions as are necessary and desirable to limit, any person to actual or constructive ownership of not more than five percent of the value or number, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit. The ownership limit contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

(ii) Our board of directors may create and issue a class or series of preferred stock without stockholder approval.

Our board of directors is empowered under our charter to amend our charter to increase or decrease the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Our board of directors may determine the relative rights, preferences and privileges of any class or series of preferred stock issued. As a result, we may issue series or classes of preferred stock with preferences, dividends, powers and rights, voting or otherwise, senior to the rights of our common stock holders. The issuance of preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

(iii) Certain provisions in the partnership agreement of our Operating Partnership may delay or prevent an unsolicited acquisition of us.

Provisions in our Operating Partnership agreement may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

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

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our common stock, including:

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

Our charter, bylaws, our Operating Partnership agreement and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Our fiduciary duties as the sole stockholder of the general partner of our Operating Partnership could create conflicts of interest.

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

The loss of any of our executive officers or key senior personnel could significantly harm our business.

Our ability to maintain our competitive position is largely dependent on the skill and effort of our executive officers and key senior personnel, who have strong industry reputations, assist us in identifying acquisition and borrowing opportunities, having such opportunities brought to us, and negotiating with tenants and sellers of properties. If we lose the services of any of our executive officers or key senior personnel our business could be adversely affected.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing, dividend, operating and other policies are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements.

Compensation awards to our management may not be tied to or correspond with improved financial results or the market price of our common stock.

The compensation committee of our board of directors is responsible for overseeing our compensation and incentive compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. Compensation awards may not be tied to or correspond with improved financial results or the market price of our common stock. See Note 12 to our consolidated financial statements in Item 15 of this Report for more information regarding our stock-based compensation.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. There can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including material weaknesses, in our internal control over financial reporting that may occur in the future could result in material misstatements in our financial reporting, which could result in restatements of our financial statements. Failure to maintain effective internal controls could cause us to not meet our reporting obligations, which could affect our ability to remain listed with the NYSE or result in SEC enforcement actions, and could cause investors to lose confidence in our reported financial information.

Litigation could have an adverse effect on our business.

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. An unfavorable resolution of litigation could adversely affect us. Even when there is a favorable outcome, litigation may result in substantial expenses and significantly divert the attention of our management with a similar adverse effect on us.

New accounting pronouncements could adversely affect our operating results or the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the FASB and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations, credit ratings and preferences regarding leasing real estate. See "New Accounting Pronouncements" in Note 2 to our consolidated financial statements in Item 15 of this Report.

Tax Risks Related to Ownership of REIT Shares

Prospective investors should consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA are uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for dividends.

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we must satisfy on a continuing basis certain technical and complex income, asset, organizational, distribution, stockholder ownership and other requirements. See Item 1 "Business Overview" of this Report for more information regarding these tests. Our ability to satisfy these tests depends upon our analysis of and compliance with numerous factors, many of which are not subject to a precise determination and have only limited judicial and administrative interpretations, and which are not entirely within our control. Holding most of our assets through our Operating Partnership further complicates the application of the REIT requirements and a technical or inadvertent mistake could jeopardize our REIT status.  Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we will continue to qualify as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT.

If we were to fail to qualify as a REIT in any taxable year, and certain relief provisions did not apply, we would be subject to federal income tax on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders. Unless entitled to relief under certain Code provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Although we believe that the Operating Partnership and other subsidiary partnerships, limited liability companies, REIT subsidiaries, QRS and other subsidiaries (other than the TRS) in which we own a direct or indirect interest will be treated for tax purposes as a partnership, disregarded entity (e.g., in the case of a 100% owned limited liability company), REIT or QRS, as applicable, no assurance can be given that the IRS will not successfully challenge the tax classification of any such entity, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or other subsidiaries as entities taxable as a corporation (including a “publicly traded partnership” taxed as a corporation) for federal income tax purposes, we would likely fail to qualify as a REIT and it would significantly reduce the amount of cash available for distribution by such subsidiaries to us.

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

To qualify as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we do not distribute all of our net long-term capital gains or at least 90% of our REIT taxable income, we will be required to pay tax thereon at regular corporate tax rates. We intend to make distributions to our stockholders to comply with the Code requirements for REITs and to minimize or eliminate our corporate income tax obligation. Certain types of assets generate substantial mismatches between taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, distribute amounts that could otherwise be used to fund our operations, capital expenditures, acquisitions or repayment of debt, or cause us to forego otherwise attractive opportunities.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum federal tax rate (not including the Medicare Contribution Tax on unearned income) applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. However, under the TCJA, individuals, trusts, and estates generally may deduct up to 20% of ordinary REIT dividends. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

REIT stockholders can receive taxable income without cash distributions.

Under certain circumstances, REITs are permitted to pay required dividends in shares of their stock rather than in cash. If we were to avail ourselves of that option, our stockholders could be required to pay taxes on such stock distributions without the benefit of cash distributions to pay the resulting taxes.

Legislative or other actions affecting REITs could have a negative effect on our investors or us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.

Federal income tax laws are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury. Changes to the laws could adversely affect us and our investors. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Changes to laws relating to the tax treatment of other entities, or an investment in other entities, could make an investment in such other entities more attractive relative to an investment in a REIT.

Non-U.S. investors may be subject to FIRPTA, which would impose tax on certain distributions and on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.

A non-U.S. investor disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a non-U.S. investor’s sale of our common stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. investor held 10% or less of our outstanding common stock at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded,” a gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 10% of our common stock at any time during the year preceding the distribution and our common stock is treated as being “regularly traded”.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2017

Submarket	Number of Properties	Rentable Square Feet	Percent of Square Feet of Our Total Portfolio	Submarket Rentable Square Feet(1)	Our Market Share in Submarket(2)

Beverly Hills(3)	11	2,190,450	11.9%	7,294,498	27.1%
Brentwood	15	2,059,393	11.2	3,446,845	59.7
Burbank	1	420,949	2.3	6,919,450	6.1
Century City	3	948,362	5.2	10,064,599	9.4
Honolulu	4	1,752,753	9.5	5,088,599	34.4
Olympic Corridor	5	1,139,058	6.2	3,408,039	33.4
Santa Monica	11	1,424,715	7.8	9,985,872	14.3
Sherman Oaks/Encino	12	3,476,387	18.9	6,179,829	56.3
Warner Center/Woodland Hills	3	2,829,802	15.4	7,049,002	40.1
Westwood	6	2,126,962	11.6	4,721,523	45.0
Total / Weighted Average	71	18,368,831	100.0%	64,158,256	28.3%
____________________________________________________

(1)	Source is the 2017 fourth quarter CBRE Marketview report.

(2)	Calculated by dividing Rentable Square Feet by the applicable Submarket Rentable Square Feet.

(3)
Includes a 216,000 square foot property located just outside the Beverly Hills city limits. To calculate our percentage of the submarket, we have eliminated the property from the numerator and the denominator for consistency with third party data.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2017

Submarket	Percent Leased(1)	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)

Beverly Hills	94.5%	$95,219,751	$48.31
Brentwood	91.4	76,851,458	42.27
Burbank	100.0	16,773,977	39.85
Century City	96.0	38,535,579	45.16
Honolulu	88.2	49,387,255	33.51
Olympic Corridor	93.9	36,201,013	36.17
Santa Monica	97.7	86,244,081	66.82
Sherman Oaks/Encino	90.3	107,636,909	35.69
Warner Center/Woodland Hills	86.7	68,617,835	28.79
Westwood	90.0	87,277,528	47.25
Total / Weighted Average	91.4%	$662,745,386	$41.23
______________________________________________________

(1)	Includes 304,524 square feet with respect to signed leases not yet commenced at December 31, 2017.

(2)	Excludes signed leases not yet commenced at December 31, 2017.

Office Lease Diversification as of December 31, 2017

Portfolio Tenant Size
	Median	Average

Square feet	2,600	5,500

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,435	49.1%	1,990,217	12.4%	$80,989,194	12.2%
2,501-10,000	1,117	38.2	5,491,428	34.2	222,059,782	33.5
10,001-20,000	237	8.1	3,250,301	20.2	133,945,197	20.2
20,001-40,000	102	3.5	2,800,584	17.4	114,787,147	17.3
40,001-100,000	30	1.0	1,687,015	10.5	76,192,452	11.5
Greater than 100,000	4	0.1	855,762	5.3	34,771,614	5.3
Total for all leases	2,925	100.0%	16,075,307	100.0%	$662,745,386	100.0%

Largest Office Tenants as of December 31, 2017

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner(2)	3	3	2019-2021	433,252	2.4%	$17,198,129	2.6%
UCLA(3)	24	11	2017-2027	268,368	1.5	12,826,744	1.9
William Morris Endeavor(4)	1	1	2027	195,131	1.1	10,737,401	1.6
Morgan Stanley(5)	5	5	2022-2027	144,848	0.8	8,260,106	1.2
Equinox Fitness(6)	5	5	2019-2033	180,087	1.0	7,330,624	1.1
Total	38	25		1,221,686	6.8%	$56,353,004	8.4%
______________________________________________________

(1)	Expiration dates are per lease (expiration dates do not reflect storage and similar leases).

(2)	Square footage expires as follows: 421,000 square feet in 2019, 2,000 square feet in 2020, and 10,000 square feet in 2021.

(3)
Square footage expires as follows: 3,000 square feet in 2017, 14,000 square feet in 2018, 13,000 square feet in 2019, 41,000 square feet in 2020, 41,000 square feet in 2021, 55,000 square feet in 2022, 34,000 square feet in 2023, and 67,000 square feet in 2027. Tenant has options to terminate 31,000 square feet in 2020, 15,000 square feet in 2023, and 51,000 square feet in 2025.

(4)	Tenant has an option to terminate 2,000 square feet in 2020 and 193,000 square feet in 2022.

(5)
Square footage expires as follows: 15,000 square feet in 2022, 30,000 square feet in 2023, 26,000 square feet in 2025, and 74,000 square feet in 2027. Tenant has options to terminate 30,000 square feet in 2021, 26,000 square feet in 2022, and 16,000 square feet in 2024.

(6)	Square footage expires as follows: 33,000 square feet in 2019, 42,000 square feet in 2020, 31,000 square feet in 2027, 44,000 square feet in 2028, and 30,000 square feet in 2033.

Office Industry Diversification as of December 31, 2017

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	569	18.3%
Financial Services	382	14.7
Entertainment	210	12.3
Accounting & Consulting	372	10.9
Real Estate	279	10.7
Health Services	375	8.1
Retail	200	5.9
Technology	129	5.0
Insurance	106	4.3
Educational Services	49	3.2
Public Administration	89	2.4
Advertising	67	1.9
Manufacturing & Distribution	50	1.2
Other	48	1.1
Total	2,925	100.0%

Office Lease Expirations as of December 31, 2017 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2017	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	85	357,885	1.9%	$12,413,733	1.9%	$34.69	$34.69
2018	552	1,861,063	10.1	75,618,387	11.4	40.63	41.16
2019	524	2,440,215	13.3	97,194,420	14.7	39.83	41.29
2020	571	2,587,459	14.1	103,710,646	15.6	40.08	43.04
2021	400	2,286,889	12.5	93,577,868	14.1	40.92	45.22
2022	329	1,786,417	9.7	71,831,654	10.8	40.21	46.32
2023	195	1,747,501	9.5	73,942,070	11.2	42.31	57.04
2024	98	783,018	4.3	32,244,707	4.9	41.18	51.10
2025	62	644,824	3.5	29,355,060	4.4	45.52	58.55
2026	36	459,494	2.5	21,087,256	3.2	45.89	60.11
2027	52	841,101	4.6	39,083,785	5.9	46.47	61.46
Thereafter	21	279,441	1.5	12,685,800	1.9	45.40	63.95
Subtotal	2,925	16,075,307	87.5%	$662,745,386	100.0%	41.23	47.40
Signed leases not commenced		304,524	1.7
Available		1,569,928	8.5
Building management use		149,557	0.8
BOMA adjustment (3)		269,515	1.5
Total/Weighted Average	2,925	18,368,831	100.0%	$662,745,386	100.0%	$41.23	$47.40
_____________________________________________________

(1)	Represents annualized rent at December 31, 2017 divided by leased square feet.

(2)	Represents annualized rent at expiration divided by leased square feet.

(3)	Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2017	2016	2015
Renewals
Number of leases	482	419	419
Square feet	2,213,716	1,687,430	1,756,373
Tenant improvement costs per square foot (1)(2)	$11.47	$13.49	$9.64
Leasing commission costs per square foot (1)	7.77	7.75	7.20
Total costs per square foot (1)	$19.24	$21.24	$16.84

New leases
Number of leases	337	307	303
Square feet	1,189,808	1,100,800	912,453
Tenant improvement costs per square foot (1)(2)	$28.22	$26.52	$23.72
Leasing commission costs per square foot (1)	12.26	10.34	9.44
Total costs per square foot (1)	$40.48	$36.86	$33.15

Total
Number of leases	819	726	722
Square feet	3,403,524	2,788,230	2,668,826
Tenant improvement costs per square foot (1)(2)	$17.32	$18.63	$14.46
Leasing commission costs per square foot (1)	9.34	8.77	7.96
Total costs per square foot (1)	$26.66	$27.41	$22.42
______________________________________________________

(1)	Tenant improvements and leasing commissions are reported in the period in which the lease is signed.

(2)	Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Multifamily Portfolio as of December 31, 2017

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Brentwood	5	950	28%
Honolulu	3	1,610	48
Santa Monica	2	820	24
Total	10	3,380	100%

Submarket	Percent Leased	Annualized Rent	Monthly Rent per Lease Unit

Brentwood	99.9%	$30,683,928	$2,697
Honolulu	97.6	34,243,956	1,825
Santa Monica(1)	99.8	28,741,512	2,935
Total / Weighted Average	98.8%	$93,669,396	$2,345
_______________________________________________________

(1)	Excludes 10,495 square feet of ancillary retail space generating annualized rent of $383,859.

Historical Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2017	2016	2015

Recurring capital expenditures(1)	$3,537,175	$3,061,304	$2,638,717
Total square feet(1)	13,700,370	13,011,771	13,057,195
Recurring capital expenditures per square foot(1)	$0.26	$0.24	$0.20
____________________________________________________

(1)
For 2017, we excluded ten properties with a total of 2.8 million square feet; for 2016, we excluded nine properties with a total of 2.9 million square feet; and for 2015, we excluded three properties with a total of 634 thousand square feet. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions.

Historical Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2017	2016	2015

Recurring capital expenditures(1)	$1,693,466	$1,563,445	$1,574,691
Total units(1)	3,380	3,320	3,336
Recurring capital expenditures per unit(1)	$507	$469	$472
____________________________________________________

(1)
Recurring capital expenditures are costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. Historically, when a tenant has vacated one of these units, we have incurred approximately $30,000 per unit, depending on the unit size, to bring the unit up to our standards. We classify these capital expenditures as non-recurring.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the NYSE under the symbol “DEI”. On December 29, 2017, the closing price of our common stock was $41.06. The table below presents information for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017

Dividend declared	$0.23	$0.23	$0.23	$0.25
Common Stock Price
High	$40.79	$39.67	$39.88	$41.59
Low	$35.98	$37.12	$36.60	$39.13

2016

Dividend declared	$0.22	$0.22	$0.22	$0.23
Common Stock Price
High	$31.00	$35.53	$38.71	$39.25
Low	$24.73	$29.82	$35.01	$33.78

Holders of Record

We had 16 holders of record of our common stock on February 9, 2018. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We typically pay quarterly dividends to common stockholders at the discretion of the board of directors. Dividend amounts depend upon our available cash flows, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

Sales of Unregistered Securities

On December 20, 2017, in connection with the purchase of an office property located at 9401 Wilshire Boulevard, Beverly Hills, California, our Operating Partnership issued 2.6 million OP Units valued at $105.7 million to the seller of the office property, as partial consideration for the purchase. Each OP Unit can be exchanged into one share of our common stock (or its cash equivalent at our option). This issuance did not involve underwriters, underwriter discounts or commissions or any public offering. We believe that the issuance of OP Units is exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. There was no advertising, general promotion or other marketing undertaken in connection with the issuance. The investor represented and warranted that (i) it acquired the OP Units for investment purposes only and not for the purpose of further distribution; (ii) it had sufficient knowledge and experience in financial and business matters and the ability to bear the economic risk of its investment, and (iii) that the OP Units were taken for investment purposes and not with a view to resale in violation of applicable securities laws.

Repurchases of Equity Securities

None.

Performance Graph

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The graph below compares the cumulative total return on our common stock from December 31, 2012 to December 29, 2017 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2012, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17

DEI	100.00	103.05	129.41	146.30	176.06	202.53
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NAREIT Equity(1)	100.00	102.47	133.35	137.61	149.33	157.14
Peer group(2)	100.00	109.58	148.67	145.80	153.75	153.94

(1)	FTSE NAREIT Equity REITs index.

(2)	Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included in Items 7 and 15 in this Report, respectively.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data (In thousands):
Total office revenues	$715,546	$645,633	$540,975	$519,405	$514,583
Total multifamily revenues	$96,506	$96,918	$94,799	$80,117	$76,936
Total revenues	$812,052	$742,551	$635,774	$599,522	$591,519
Operating income	$241,023	$220,817	$189,527	$167,854	$178,691
Net income attributable to common stockholders	$94,443	$85,397	$58,384	$44,621	$45,311
Per Share Data:
Net income attributable to common stockholders per share - basic	$0.58	$0.57	$0.40	$0.31	$0.32
Net income attributable to common stockholders per share - diluted	$0.58	$0.55	$0.39	$0.30	$0.31
Weighted average common shares outstanding (in thousands):
Basic	160,905	149,299	146,089	144,013	142,556
Diluted	161,230	153,190	150,604	148,121	145,844
Dividends declared per common share	$0.94	$0.89	$0.85	$0.81	$0.74

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (In thousands):
Total assets	$8,292,641	$7,613,705	$6,066,161	$5,938,973	$5,830,044
Secured notes payable and revolving credit facility, net	$4,117,390	$4,369,537	$3,611,276	$3,419,667	$3,223,395
Property Data:
Number of consolidated properties(1)	73	69	64	63	61
_________________________________________________________

(1)
All properties are wholly-owned by our Operating Partnership, except for ten office properties owned by our consolidated JVs. The consolidated properties do not include the eight properties owned by our unconsolidated Funds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this Report.  Our results of operations for the years ended December 31, 2017, 2016 and 2015 were affected by property acquisitions and dispositions - see Note 3 to our consolidated financial statements in Item 15 of this Report for more information.

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
As of December 31, 2017, our portfolio consisted of the following:

	Consolidated(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable square feet (in thousands)	16,539	18,369
Leased rate	91.5%	91.4%
Occupied rate	89.9%	89.8%

Multifamily
Properties	10	10
Units	3,380	3,380
Leased rate	98.8%	98.8%
Occupied rate	96.4%	96.4%

__________________________________________________

(1)
Our Consolidated Portfolio includes the properties in our consolidated results. We own 100% of these properties except for ten office properties totaling 2.8 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds. See Note 5 to our consolidated financial statements in Item 15 of this Report for more information about our unconsolidated Funds.

(3) Our office portfolio includes ancillary retail space.

Annualized rent

As of December 31, 2017, annualized rent from our Consolidated Portfolio was derived as follows:

______

Acquisitions, Financings, Developments and Repositionings

Acquisitions

•	During the second quarter of 2017, a consolidated JV that we manage and in which we own a 20% interest paid $352.8 million to acquire two Class A office properties in Santa Monica, California.

•	During the third quarter of 2017, the same consolidated JV paid $177.0 million to acquire a Class A office property located in Beverly Hills, California.

•
During the fourth quarter of 2017, we acquired a wholly-owned Class A office property located in Beverly Hills, California for $143.6 million. We issued 2.6 million OP Units valued at $105.7 million, assumed a $32.3 million loan and paid $4.7 million in cash to the seller.

See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding these acquisitions.

Financings

•	During the second quarter of 2017:

◦
We closed a secured, non-recourse $550.0 million interest-only loan scheduled to mature in June 2027. The loan bears interest at LIBOR + 1.37%, which we have effectively fixed through an interest rate swap at 3.16% until June 2022. The loan is secured by four residential properties. Part of the proceeds were used to pay off an existing $388.1 million loan that was secured by the same four properties.

◦
One of our Funds closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in July 2024. The loan bears interest at LIBOR + 1.65%, which we have effectively fixed at 3.44% for five years through an interest rate swap. The loan is secured by six office properties. Part of the proceeds were used to pay off an existing $325.0 million loan that was secured by the same six properties.

◦	We paid off a $346.8 million loan that was scheduled to mature in August 2018.

◦	We issued 9.1 million shares of common stock under our ATM program for net proceeds of $346.0 million.

•	During the third quarter of 2017:

◦	We paid off a $341.9 million loan that was scheduled to mature in March 2020.

◦	We issued 6.6 million shares of common stock under our ATM program for net proceeds of $247.4 million.

•	During the fourth quarter of 2017:

◦
A consolidated JV that we manage and in which we own a 20% interest closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in December 2024. The loan bears interest at LIBOR + 1.30%, which we have effectively fixed at 3.47% for five years through an interest rate swap. The loan is secured by five office properties. Part of the proceeds were used to pay off an existing $365.5 million loan that was secured by the same five properties.

See Notes 7 and 10 to our consolidated financial statements in Item 15 of this Report for more detail regarding our debt and equity, respectively. See Note 19 to our consolidated financial statements in Item 15 of this Report regarding financings that occurred in February 2018.
Developments

We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
In West Los Angeles, we have received approval to build a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

•
At our Moanalua Hillside Apartments in Honolulu, we are building an additional 475 apartments (net of existing apartments removed), which we expect will cost approximately $120.0 million excluding the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of December 31, 2017, we had completed the construction of 60 apartments and placed them into service.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of December 31, 2017, we were repositioning two properties: (i) a 668,000 square foot office property in Woodland Hills, California, which included a 35,000 square foot gym, and (ii) an 80,000 square foot office property in Honolulu, Hawaii owned by a consolidated JV in which we own a two-thirds interest.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during each period:

	Year Ended December 31,
	2017	2016	2015	2014	2013

Average straight-line rental rate(1)(2)	$44.48	$43.21	$42.65	$35.93	$34.72
Annualized lease transaction costs(3)	$5.68	$5.74	$4.77	$4.66	$4.16

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the year ended December 31, 2017:

Rent Roll (1)(2)	Straight-line Rent	Starting Cash Rent	Expiring Cash Rent

Leases signed during the period	$44.48	$42.81	N/A
Prior leases for the same space	$35.07	$34.33	$38.68
Percentage change	26.8%	24.7%	10.7%	(3)

___________________________________________________

(1)
Represents the average initial stabilized cash and straight-line rents on new and renewal leases signed during the quarter compared to the prior lease on the same space, excluding short-term leases and leases on space where the prior lease was terminated more than a year before signing of the new lease.

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2017	2016	2015	2014	2013

Average annual rental rate - new tenants(1)	$28,501	$28,435	$27,936	$28,870	$27,392

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of 2014, so the numbers are not directly comparable with prior years.

Multifamily Rent Roll

During 2017, average rent on leases to new tenants was 2.2% higher for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2017	2016	2015	2014	2013

Office portfolio	89.8%	90.4%	91.2%	90.5%	90.4%
Multifamily portfolio	96.4%	97.9%	98.0%	98.2%	98.7%

	Year Ended December 31,
Average Occupancy Rates(1)(2):	2017	2016	2015	2014	2013

Office portfolio	89.5%	90.6%	90.9%	90.0%	89.7%
Multifamily portfolio	97.2%	97.6%	98.2%	98.5%	98.6%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of December 31, 2017, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2014, 2015, and 2016 with the same remaining duration as the leases for the labeled year had at December 31, 2017. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2017 to 2016

	(In thousands)
	2017	2016	Favorable (Unfavorable)	Percentage	Commentary

Revenues

Office rental revenue	$552,846	$498,214	$54,632	11.0%
The increase was due to rental revenues of $45.6 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues of $12.1 million from the properties that we owned throughout both periods, partially offset by a decrease of $3.1 million in rental revenues from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $1.5 million in the accretion from below-market leases.

Office tenant recoveries	$54,006	$46,847	$7,159	15.3%
The increase was due to tenant recoveries of $3.4 million from properties that we acquired in 2016 and 2017 and an increase in tenant recoveries of $3.8 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in recoverable operating costs.

Office parking and other income	$108,694	$100,572	$8,122	8.1%
The increase was due to parking and other income of $5.1 million from properties that we acquired in 2016 and 2017 and an increase of $3.5 million in parking and other income from properties that we owned throughout both periods, partially offset by a decrease of $0.5 million in parking and other income from a property that we sold during 2016. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$96,506	$96,918	$(412)	(0.4)%
The decrease was due to a decrease of $2.8 million in the accretion from below-market leases, partially offset by an increase of $2.4 million in rental revenues and parking income. The decrease in the accretion from below-market leases was due to the completion in the fourth quarter 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking income was primarily due to an increase in rental rates.

Operating expenses

Office rental expenses	$233,633	$214,546	$(19,087)	(8.9)%
The increase was due to rental expenses of $17.3 million from properties that we acquired during 2016 and 2017 and an increase of $3.2 million from properties that we owned throughout both periods, partially offset by a decrease of $1.4 million from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to an increase in personnel expenses, utilities and real estate taxes, partially offset by a decrease in parking expenses.

Multifamily rental expenses	$24,401	$23,317	$(1,084)	(4.6)%	The increase was due to a prior year excise tax refund of $0.5 million in 2016 which offset expenses in that year and increases in scheduled services, personnel expenses and utilities in 2017.

	(In thousands)
	2017	2016	Favorable (Unfavorable)	Percentage	Commentary

General and administrative	$36,234	$34,957	$(1,277)	(3.7)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$276,761	$248,914	$(27,847)	(11.2)%
The increase was primarily due to depreciation and amortization of $24.6 million from properties that we acquired during 2016 and 2017 and an increase of $3.7 million from properties that we owned throughout both periods, partially offset by a decrease of $0.5 million from a property that we sold during 2016. The increase from the properties that we owned throughout both periods was primarily due to an increase in building improvements, tenant improvements and leasing commissions.

Non-Operating Income and Expenses

Other income	$9,712	$8,759	$953	10.9%	The increase was primarily due to an increase in interest income and revenue from the health club that we own and operate.
Other expenses	$(7,037)	$(9,477)	$2,440	25.7%
The decrease was primarily due to $2.8 million of acquisition-related expenses incurred in connection with the acquisition of properties by our consolidated JVs in 2016. We commenced capitalizing acquisition-related expenses in 2017 as a result of a change in accounting policy - see Note 2 to our consolidated financial statements in Item 15 of this Report.

Income, including depreciation, from unconsolidated real estate funds	$5,905	$7,812	$(1,907)	(24.4)%	The decrease was primarily due to an increase in interest expense and loan costs for one of our unconsolidated Funds related to a 2017 loan refinancing.
Interest expense	$(145,176)	$(146,148)	$972	0.7%
The decrease was due to a decrease in our Operating Partnership interest expense of $13.3 million as a result of lower debt balances, partially offset by interest expense of $12.3 million from debt related to our consolidated JV property acquisitions in 2016 and 2017.

Gains on sales of investments in real estate	$—	$14,327	$(14,327)	(100.0)%
In 2016 we sold (i) a thirty-percent ownership interest in one of our consolidated JVs to a third party investor and recognized a gain of $1.1 million, (ii) a thirty-five percent ownership interest in one of our consolidated JVs to a third party investor and recognized a gain of $0.6 million and (iii) a wholly-owned office property and recognized a gain of $12.7 million.

Comparison of 2016 to 2015

	(In thousands)
	2016	2015	Favorable (Unfavorable)	Percentage	Commentary

Revenues

Office rental revenue	$498,214	$412,448	$85,766	20.8%
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

Office tenant recoveries	$46,847	$43,139	$3,708	8.6%
The increase was primarily due to tenant recoveries of $4.4 million from properties that we acquired in 2015 and 2016, partially offset by a decrease of $0.7 million in tenant recoveries for the properties that we owned throughout both periods. The decrease in tenant recoveries from the properties that we owned throughout both periods was primarily due to lower recoverable operating costs.

Office parking and other income	$100,572	$85,388	$15,184	17.8%
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

Multifamily revenue	$96,918	$94,799	$2,119	2.2%	The increase was primarily due to increases in rental rates.

Operating expenses

Office rental expenses	$214,546	$186,556	$(27,990)	(15.0)%
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

Multifamily rental expenses	$23,317	$23,862	$545	2.3%	The decrease was primarily due to a prior year excise tax refund of $0.5 million in 2016, which offset expenses in that year.

	(In thousands)
	2016	2015	Favorable (Unfavorable)	Percentage	Commentary

General and administrative	$34,957	$30,496	$(4,461)	(14.6)%	The increase was primarily due to payroll taxes of $1.5 million related to the exercise of options as well as a $2.2 million increase in equity compensation expense.
Depreciation and amortization	$248,914	$205,333	$(43,581)	(21.2)%	The increase was primarily due to depreciation and amortization of $40.4 million from properties that we acquired in 2015 and 2016.

Non-Operating Income and Expenses

Other income	$8,759	$15,228	$(6,469)	(42.5)%
The decrease was primarily due $6.6 million of accelerated accretion that we recognized in 2015 related to an above-market ground lease for which we acquired the underlying fee interest in the land in the first quarter of 2015 (Harbor Court Land).

Other expenses	$(9,477)	$(8,241)	$(1,236)	(15.0)%
The increase reflects the acquisition-related expenses for six office properties that our consolidated JVs acquired in 2016 compared to the acquisition-related expenses for only one wholly-owned office property that we acquired in 2015.

Income, including depreciation, from unconsolidated real estate funds	$7,812	$7,694	$118	1.5%	The increase was primarily due to an increase in rental revenues, which primarily reflects an increase in rental rates.
Interest expense	$(146,148)	$(135,453)	$(10,695)	(7.9)%
The increase was due to interest expense of $14.2 million from new debt related to our JV acquisitions in 2016, partially offset by a decrease in interest expense of $3.5 million for our Operating Partnership as a result of refinancing at lower interest rates in 2015 and 2016.

Gains on sales of investments in real estate	$14,327	$—	$14,327	100.0%
In 2016 we sold (i) a thirty-percent ownership interest in one of our consolidated JVs to a third party investor and recognized a gain of $1.1 million, (ii) a thirty-five percent ownership interest in one of our consolidated joint ventures to a third party investor and recognized a gain of $0.6 million and (iii) a wholly-owned office property and recognized a gain of $12.7 million.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify trends in occupancy rates, rental rates and operating costs from year to year, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" for a discussion of the items that impacted our net income.

Comparison of 2017 to 2016

Our FFO increased by $29.0 million, or 8.9%, to $354.7 million for 2017 compared to $325.7 million for 2016, which was primarily due to (i) an increase in operating income from our office portfolio due to property acquisitions in 2016 and 2017 and increasing rental rates, (ii) a decrease in other expenses as a result of acquisition-related costs we expensed in 2016, while similar costs were capitalized in 2017 as a result of the adoption of an ASU in 2017, and (iii) a decrease in interest expense due to lower debt balances, partially offset by (a) a decrease in the operating income from our multifamily portfolio due to a decrease in the accretion from below-market leases due to the completion in 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO, and an excise tax refund of $0.5 million that reduced our multifamily operating expenses in 2016, (b) an increase in general and administrative expenses due an increase in personnel costs, and (c) a decrease in the FFO of our Funds due to an increase in interest expense and loan costs related to the refinancing of a loan for one of our Funds during 2017.

Comparison of 2016 to 2015

Our FFO increased by $35.8 million, or 12.4%, to $325.7 million for 2016 compared to $289.9 million for 2015. Excluding $6.6 million of accelerated non-cash accretion of an above-market ground lease from the acquisition of the Harbor Court Land in 2015, our FFO increased by $42.4 million or 15.0%, which was primarily due to (i) an increase in operating income from our office portfolio due to property acquisitions in 2015 and 2016 and (ii) an increase in operating income from our multifamily portfolio due to higher rental rates, partially offset by (a) an increase in general and administrative expenses due to an increase in personnel costs, (b) an increase in interest expense due to new debt related to our JV property acquisitions and (c) an increase in acquisition-related expenses due to our JV property acquisitions in 2016.

Reconciliation to GAAP

The table below reconciles our FFO, which reflects the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership (which includes our share of our consolidated JVs and our unconsolidated Funds):

	Year Ended December 31,
(In thousands)	2017	2016	2015

Net income attributable to common stockholders	$94,443	$85,397	$58,384
Depreciation and amortization of real estate assets	276,761	248,914	205,333
Net income attributable to noncontrolling interests	9,984	10,693	10,371
Adjustments attributable to unconsolidated funds (1)	16,220	16,016	15,919
Adjustments attributable to consolidated JVs (2)	(42,674)	(20,961)	(97)
Gain on sale of investment in real estate	—	(14,327)	—
FFO	$354,734	$325,732	$289,910

___________________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Non-GAAP Supplemental Financial Measure: Same Property NOI

Usefulness to Investors

We report Same Property NOI to facilitate a comparison of our operations between reported periods. Many investors use Same Property NOI to evaluate our operating performance and to compare our operating performance with other REITs, because it can reduce the impact of investing transactions on operating trends. NOI is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure.  We report NOI because it is a widely recognized measure of the performance of equity REITs, and is used by some investors to identify trends in occupancy rates, rental rates and operating costs and to compare our operating performance with that of other REITs.  NOI has limitations as a measure of our performance because it excludes depreciation and amortization expense, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate Same Property NOI in the same manner. As a result, our Same Property NOI may not be comparable to the Same Property NOI of other REITs. Same Property NOI should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

Comparison of 2017 to 2016:

Our 2017 same properties included 51 office properties, aggregating 13.0 million rentable square feet, and 9 multifamily properties with an aggregate 2,640 units:

(In thousands)	2017	2016	Favorable (Unfavorable)	Percentage	Commentary

Office revenues	$551,651	$531,734	$19,917	3.7%	The increase was primarily due to an increase in rental and parking rates, as well as higher tenant recovery revenues reflecting increased recoverable operating costs.
Office expenses	(176,916)	(173,977)	(2,939)	(1.7)%	The increase was primarily due to an increase in personnel expenses, utilities and real estate taxes, partially offset by a decrease in parking expenses.
Office NOI	374,735	357,757	16,978	4.7%

Multifamily revenues	81,927	82,328	(401)	(0.5)%
The decrease was primarily due to a decrease of $2.8 million in the accretion from below-market leases, partially offset by an increase in rental revenues and parking and other income. The decrease in the accretion from below-market leases was due to the completion in 2016 of the amortization of below-market lease intangibles recorded at the time of our IPO. The increase in rental revenues and parking and other income was primarily due to an increase in rental rates.

Multifamily expenses	(19,969)	(19,229)	(740)	(3.8)%	The increase was primarily due to an excise tax refund of $0.5 million in 2016 which offset other operating expenses.
Multifamily NOI	61,958	63,099	(1,141)	(1.8)%

Total NOI	$436,693	$420,856	$15,837	3.8%

Reconciliation to GAAP

(In thousands)	2017	2016

Same Property NOI	$436,693	$420,856
Non-comparable office revenues	163,895	113,899
Non-comparable office expenses	(56,717)	(40,569)
Non-comparable multifamily revenues	14,579	14,590
Non-comparable multifamily expenses	(4,432)	(4,088)
NOI	554,018	504,688
General and administrative	(36,234)	(34,957)
Depreciation and amortization	(276,761)	(248,914)
Operating income	241,023	220,817
Other income	9,712	8,759
Other expenses	(7,037)	(9,477)
Income, including depreciation, from unconsolidated real estate funds	5,905	7,812
Interest expense	(145,176)	(146,148)
Income before gains	104,427	81,763
Gains on sales of investments in real estate	—	14,327
Net income	104,427	96,090
Less: Net income attributable to noncontrolling interests	(9,984)	(10,693)
Net income attributable to common stockholders	$94,443	$85,397

Comparison of 2016 to 2015

Our 2016 same properties included 50 office properties, aggregating 12.7 million rentable square feet, and 9 multifamily properties with an aggregate 2,640 units:

(In thousands)	2016	2015	Favorable (Unfavorable)	Percentage	Commentary

Office revenues	$521,553	$508,649	$12,904	2.5%	The increase was primarily due to an increase in rental and parking rates, partially offset by a decrease in tenant recovery revenues due to lower recoverable operating costs.
Office expenses	(170,899)	(172,361)	1,462	0.8%	The decrease was primarily due to a decrease in utilities expense as a result of efficiency improvements.
Office NOI	350,654	336,288	14,366	4.3%

Multifamily revenues	82,328	80,177	2,151	2.7%	The increase was primarily due to an increase in rental rates.
Multifamily expenses	(19,229)	(19,687)	458	2.3%	The decrease was primarily due to an excise tax refund of $0.5 million in 2016, which partly offset other operating expenses in that year.
Multifamily NOI	63,099	60,490	2,609	4.3%

Total NOI	$413,753	$396,778	$16,975	4.3%

Reconciliation to GAAP

(In thousands)	2016	2015

Same Property NOI	$413,753	$396,778
Non-comparable office revenues	124,080	32,326
Non-comparable office expenses	(43,647)	(14,195)
Non-comparable multifamily revenues	14,590	14,622
Non-comparable multifamily expenses	(4,088)	(4,175)
NOI	504,688	425,356
General and administrative	(34,957)	(30,496)
Depreciation and amortization	(248,914)	(205,333)
Operating income	220,817	189,527
Other income	8,759	15,228
Other expenses	(9,477)	(8,241)
Income, including depreciation, from unconsolidated real estate funds	7,812	7,694
Interest expense	(146,148)	(135,453)
Income before gains	81,763	68,755
Gains on sales of investments in real estate	14,327	—
Net income	96,090	68,755
Less: Net income attributable to noncontrolling interests	(10,693)	(10,371)
Net income attributable to common stockholders	$85,397	$58,384

Liquidity and Capital Resources

Short-term liquidity

Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations, and our revolving credit facility.  See Note 7 to our consolidated financial statements in Item 15 of this Report for more information regarding our revolving credit facility.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development projects and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse indebtedness, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400.0 million of common stock as of the date of this Report.

To mitigate the impact of changing interest rates on our cash flows from operations, some of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual obligations as of December 31, 2017

	Payment due by period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	Thereafter

Term loan principal payments(1)	$4,152,308	$9,064	$860,796	$1,041,616	$2,240,832
Ground lease payments(2)	50,576	733	1,466	1,466	46,911
Development purchase commitments(3)	53,080	53,080	—	—	—
Capital expenditures and tenant improvements purchase commitments(4)	16,030	16,030	—	—	—
Total	$4,271,994	$78,907	$862,262	$1,043,082	$2,287,743

____________________________________________________

(1)
Reflects the future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options. For more information regarding our debt and the interest rates that determine our periodic interest payments see Note 7 to our consolidated financial statements in Item 15 of this Report.

(2)	Reflects the future minimum ground lease payments. See Note 16 to our consolidated financial statements in Item 15 of this Report.

(3)	See "Acquisitions, Financings, Developments and Repositionings" for a discussion of our developments.

(4)
Reflects the aggregate remaining contractual commitment for capital expenditure projects and repositionings, as well as tenant improvements. See "Acquisitions, Financings, Developments and Repositionings" for a discussion of our repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for loans related to both of our unconsolidated Funds. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2017, all of the obligations under these loans and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Funds and Funds' debt, see Notes 5 and 17, respectively, to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2017 to 2016

(In thousands)	2017	2016	Increase (Decrease)	Percentage

Cash flows provided by operating activities(1)	$402,697	$339,449	$63,248	18.6%
Cash flows used in investing activities(2)	$(669,595)	$(1,366,169)	$(696,574)	(51.0)%
Cash flows provided by financing activities(3)	$330,616	$1,037,849	$(707,233)	(68.1)%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2016 and 2017 and increasing rental rates, (ii) an increase in the operating distributions from our Funds, (iii) a decrease in other expenses as a result of acquisition-related costs we expensed in 2016, while similar costs were capitalized in 2017 as a result of the adoption of an ASU in 2017, and (iv) a decrease in interest expense due to lower debt balances, partially offset by (a) a decrease in the operating income from our multifamily portfolio due to an excise tax refund that reduced our multifamily operating expenses in 2016, and (b) an increase in general and administrative expenses due to an increase in personnel costs.

(2)
Our cash flows used in investing activities are generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. The decrease was primarily due to a decrease of $1.08 billion paid for properties acquired, partially offset by $348.2 million that we received during 2016 from the sale of investments in real estate.

(3)
Our cash flows provided by financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease was primarily due to a decrease of $1.06 billion in net borrowings and a decrease in contributions from non-controlling interests in our JVs of $175.5 million, partially offset by an increase of $543.8 million from the net proceeds from the issuance of common stock.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Below is a discussion of our critical accounting policies, which are the policies we believe require the most significant estimates and judgment. See Note 2 to our consolidated financial statements included in Item 15 of this Report for the summary of our significant accounting policies.

Investment in Real Estate

We allocate the purchase price, which includes the capitalized transaction costs, of acquired properties to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases, and if applicable (v) assumed debt, based upon our estimates of expected future cash flows and other valuation techniques. We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant leases are recorded as an asset or liability based upon the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the leases. Assumed debt is recorded at fair value based upon the present value of the expected future payments.

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

Impairment of Long-Lived Assets

We assess our investment in real estate and our investment in our Funds for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental rates and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires significant judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. We did not record any impairment losses for our long-lived assets during 2017, 2016 or 2015.

Revenue Recognition for Tenant Recoveries

Our tenant recovery revenues for recoverable operating expenses are recognized as revenue in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred. Estimating tenant recovery revenues requires an in-depth analysis of the complex terms of each underlying lease. Examples of estimates and judgments made when determining the amounts recoverable include:

•	estimating the recoverable expenses;

•	estimating the impact of changes to expense and occupancy during the year;

•	estimating the fixed and variable components of operating expenses for each building;

•	conforming recoverable expense pools to those used in the base year for the underlying lease; and

•	judging whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

These estimates require significant judgment and involve complex calculations. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.1 million, $2.0 million and $1.7 million during 2017, 2016 and 2015, respectively.

Allowances for Tenant and Deferred Rent Receivables

Our estimates regarding the adequacy of our allowances for uncollectible tenant and deferred rent receivables requires significant judgment, including the creditworthiness of specific tenants and general economic trends and conditions. For most of our tenants, our only security are their security deposits or letters of credit, and in some cases we do not require any security deposit or letter of credit. If our allowances are not sufficient to cover the unsecured losses from our tenants who fail to make contractual payments, our revenues and net income could be materially and adversely affected in future periods. As of December 31, 2017, 2016 and 2015, the total of our allowances was $6.5 million, $7.8 million and $8.3 million, respectively. The impact of changing the allowances by 5% would result in a change to our revenues and net income of $323 thousand, $390 thousand and $414 thousand during 2017, 2016 and 2015, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions. Our estimate of the discount for post-vesting restrictions requires significant judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation could be material to our net income. Stock-based compensation expense was $18.5 million, $17.4 million and $15.2 million for 2017, 2016 and 2015, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $924 thousand, $872 thousand and $762 thousand during 2017, 2016 and 2015, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives. At December 31, 2017, 3.5% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of $735 thousand. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2017, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2017:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	1,905	(2)	$12.66	(3)	3,384
___________________________________________________________
(1) For a description of our 2016 Omnibus Stock Incentive Plan, see Note 12 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2017.

(2)	Consists of 800 thousand vested and 1.1 million unvested LTIP Units and 49 thousand vested options.

(3)	Reflects the weighted average exercise price of our outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	52
Signatures	54
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 3
Consolidated Balance Sheets	F- 4
Consolidated Statements of Operations	F- 5
Consolidated Statements of Comprehensive Income	F- 6
Consolidated Statements of Equity	F- 7
Consolidated Statements of Cash Flows	F- 8
Notes to Consolidated Financial Statements	F- 9
Overview	F- 9
Summary of Significant Accounting Policies	F- 10
Investment in Real Estate	F- 16
Acquired Lease Intangibles	F- 20
Investment in Unconsolidated Real Estate Funds	F- 21
Other Assets	F- 21
Secured Notes Payable & Revolving Credit Facility, Net	F- 22
Interest Payable, Accounts Payable and Deferred Revenue	F- 24
Derivative Contracts	F- 24
Equity	F- 26
EPS	F- 28
Stock-Based Compensation	F- 29
Fair Value of Financial Instruments	F- 31
Segment Reporting	F- 32
Future Minimum Lease Receipts	F- 33
Future Minimum Lease Payments	F- 33
Commitments, Contingencies and Guarantees	F- 34
Quarterly Financial Information (unaudited)	F- 36
Subsequent Events	F- 36
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 37

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

1.1	Equity Distribution Agreement, dated August 4, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.	(1)
1.2	Supplement No. 1 to Equity Distribution Agreement, dated November 20, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and J.P. Morgan Securities LLC.	(2)
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.2	Bylaws of Douglas Emmett, Inc.	(4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(6)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(6)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(7)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(8)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(9)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(10)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan 2016 LTIP Unit Award Agreement. +	(10)
10.7	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(11)
10.8	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(11)
10.9	Employment agreement dated January 1, 2015 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(11)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed with this 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Form 8-K on August 7, 2017 and incorporated herein by this reference. (File number 001-33106)
(2)	Filed with Form 8-K on November 22, 2017 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(4)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)

Douglas Emmett, Inc.
Exhibits (continued)

(5)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(6)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(7)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Form 8-K on June 3, 2016 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 10-K on February 27, 2015 and incorporated herein by this reference. (File number 001-33106)
(12)
In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 16, 2018		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 16, 2018.

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

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ MONA M. GISLER
Mona M. Gisler
CFO

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1995.
Los Angeles, California
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 16, 2018

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Investment in real estate:
Land	$1,062,345	$1,022,340
Buildings and improvements	7,886,201	7,221,124
Tenant improvements and lease intangibles	756,190	696,197
Property under development	124,472	58,459
Investment in real estate, gross	9,829,208	8,998,120
Less: accumulated depreciation and amortization	(2,012,752)	(1,789,678)
Investment in real estate, net	7,816,456	7,208,442
Cash and cash equivalents	176,645	112,927
Tenant receivables, net	2,980	2,165
Deferred rent receivables, net	106,021	93,165
Acquired lease intangible assets, net	4,293	5,147
Interest rate contract assets	60,069	35,656
Investment in unconsolidated real estate funds	107,735	144,289
Other assets	18,442	11,914
Total Assets	$8,292,641	$7,613,705

Liabilities
Secured notes payable and revolving credit facility, net	$4,117,390	$4,369,537
Interest payable, accounts payable and deferred revenue	103,947	75,229
Security deposits	50,414	45,990
Acquired lease intangible liabilities, net	75,635	67,191
Interest rate contract liabilities	807	6,830
Dividends payable	42,399	34,857
Total liabilities	4,390,592	4,599,634

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 169,564,927 and 151,530,210 outstanding at December 31, 2017 and December 31, 2016, respectively	1,696	1,515
Additional paid-in capital	3,272,539	2,725,157
Accumulated other comprehensive income	43,099	15,156
Accumulated deficit	(879,810)	(820,685)
Total Douglas Emmett, Inc. stockholders' equity	2,437,524	1,921,143
Noncontrolling interests	1,464,525	1,092,928
Total equity	3,902,049	3,014,071
Total Liabilities and Equity	$8,292,641	$7,613,705

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Office rental
Rental revenues	$552,846	$498,214	$412,448
Tenant recoveries	54,006	46,847	43,139
Parking and other income	108,694	100,572	85,388
Total office revenues	715,546	645,633	540,975

Multifamily rental
Rental revenues	89,039	89,996	87,907
Parking and other income	7,467	6,922	6,892
Total multifamily revenues	96,506	96,918	94,799

Total revenues	812,052	742,551	635,774

Operating Expenses
Office expenses	233,633	214,546	186,556
Multifamily expenses	24,401	23,317	23,862
General and administrative	36,234	34,957	30,496
Depreciation and amortization	276,761	248,914	205,333
Total operating expenses	571,029	521,734	446,247

Operating income	241,023	220,817	189,527

Other income	9,712	8,759	15,228
Other expenses	(7,037)	(9,477)	(8,241)
Income, including depreciation, from unconsolidated real estate funds	5,905	7,812	7,694
Interest expense	(145,176)	(146,148)	(135,453)
Income before gains	104,427	81,763	68,755
Gains on sales of investments in real estate	—	14,327	—
Net income	104,427	96,090	68,755
Less: Net income attributable to noncontrolling interests	(9,984)	(10,693)	(10,371)
Net income attributable to common stockholders	$94,443	$85,397	$58,384

Net income attributable to common stockholders per share – basic	$0.58	$0.57	$0.40
Net income attributable to common stockholders per share – diluted	$0.58	$0.55	$0.39

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$104,427	$96,090	$68,755
Other comprehensive income: cash flow hedges	34,290	40,474	24,850
Comprehensive income	138,717	136,564	93,605
Less: Comprehensive income attributable to noncontrolling interests	(16,331)	(26,726)	(14,417)
Comprehensive income attributable to common stockholders	$122,386	$109,838	$79,188

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except share data)

		Year Ended December 31,
		2017	2016	2015

Shares of Common Stock	Beginning balance	151,530	146,919	144,869
	Conversion of OP Units	1,059	1,753	1,776
	Issuance of common stock	15,687	1,400	—
	Exercise of stock options	1,289	1,458	274
	Ending balance	169,565	151,530	146,919

Common Stock	Beginning balance	$1,515	$1,469	$1,449
	Conversion of OP Units	11	17	17
	Issuance of common stock	157	14	—
	Exercise of stock options	13	15	3
	Ending balance	$1,696	$1,515	$1,469

Additional Paid-in Capital	Beginning balance	$2,725,157	$2,706,753	$2,678,798
	Conversion of OP Units	14,231	23,043	23,686
	Repurchase of OP Units	(6,763)	(498)	—
	Issuance of common stock	593,011	49,365	—
	Proceeds from exercise of stock options	—	—	4,269
	Taxes paid on exercise of stock options	(53,097)	(53,506)	—
	Ending balance	$3,272,539	$2,725,157	$2,706,753

AOCI	Beginning balance	$15,156	$(9,285)	$(30,089)
	Cash flow hedge fair value adjustments	27,943	24,441	20,804
	Ending balance	$43,099	$15,156	$(9,285)

Accumulated Deficit	Beginning balance	$(820,685)	$(772,726)	$(706,700)
	Net income attributable to common stockholders	94,443	85,397	58,384
	Dividends	(153,568)	(133,356)	(124,410)
	Ending balance	$(879,810)	$(820,685)	$(772,726)

Noncontrolling Interests	Beginning balance	$1,092,928	$355,337	$370,266
	Net income attributable to noncontrolling interests	9,984	10,693	10,371
	Cash flow hedge fair value adjustments	6,347	16,033	4,046
	Contributions	284,248	459,752	—
	Sales of equity interests in consolidated JVs	—	291,028	—
	Distributions	(38,101)	(35,478)	(23,265)
	Issuance of OP Units for cash	—	—	1,000
	Issuance of OP Units for acquisition of real estate	105,687	—	—
	Conversion of OP Units	(14,242)	(23,060)	(23,703)
	Repurchase of OP Units with cash	(3,341)	(328)	—
	Stock-based compensation	21,015	18,951	16,622
	Ending balance	$1,464,525	$1,092,928	$355,337

Total Equity	Beginning balance	$3,014,071	$2,281,548	$2,313,724
	Net income	104,427	96,090	68,755
	Cash flow hedge fair value adjustments	34,290	40,474	24,850
	Issuance of common stock, net	593,168	49,379	—
	Issuance of OP Units for cash	—	—	1,000
	Issuance of OP Units for acquisition of real estate	105,687	—	—
	Repurchase of OP Units with cash	(10,104)	(826)	—
	Taxes paid on exercise of stock options	(53,084)	(53,491)	—
	Exercise of stock options	—	—	4,272
	Contributions	284,248	459,752	—
	Sales of equity interests in consolidated JVs	—	291,028	—
	Dividends	(153,568)	(133,356)	(124,410)
	Distributions	(38,101)	(35,478)	(23,265)
	Stock-based compensation	21,015	18,951	16,622
	Ending balance	$3,902,049	$3,014,071	$2,281,548

	Dividends declared per common share	$0.94	$0.89	$0.85

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$104,427	$96,090	$68,755
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(5,905)	(7,812)	(7,694)
Gain from insurance recoveries for damage to real estate	—	—	(82)
Gains on sales of investments in real estate	—	(14,327)	—
Depreciation and amortization	276,761	248,914	205,333
Net accretion of acquired lease intangibles	(18,006)	(18,198)	(19,100)
Straight-line rent	(12,855)	(13,599)	(4,840)
Increase in the allowance for doubtful accounts	406	422	223
Deferred loan cost amortized and written off	10,834	8,927	6,969
Non-cash market value adjustments on interest rate contracts	51	(196)	(66)
Amortization of stock-based compensation	18,478	17,448	15,234
Operating distributions from unconsolidated real estate funds	5,905	2,668	1,068
Change in working capital components:
Tenant receivables	(1,221)	(680)	13
Interest payable, accounts payable and deferred revenue	24,942	10,712	4,557
Security deposits	4,424	7,307	1,233
Other assets	(5,544)	1,773	(176)
Net cash provided by operating activities	402,697	339,449	271,427

Investing Activities
Capital expenditures for improvements to real estate	(108,326)	(91,826)	(75,541)
Capital expenditures for developments	(63,018)	(27,720)	(3,720)
Insurance recoveries for damage to real estate	—	—	82
Property acquisitions	(537,669)	(1,619,759)	(89,906)
Deposits for property acquisitions	—	—	(75,000)
Proceeds from sale of investments in real estate, net	—	348,203	—
Proceeds from repayment of note receivable	—	—	1,000
Loans to related parties	—	—	(2,000)
Loan payments received from related parties	—	763	2,719
Contributions to unconsolidated real estate funds	—	—	(11)
Acquisitions of additional interests in unconsolidated real estate funds	(4,142)	—	—
Capital distributions from unconsolidated real estate funds	43,560	24,170	10,788
Net cash used in investing activities	(669,595)	(1,366,169)	(231,589)

Financing Activities
Proceeds from borrowings	1,410,500	2,109,500	1,614,400
Repayment of borrowings	(1,698,544)	(1,335,580)	(1,415,528)
Loan cost payments	(11,442)	(24,586)	(14,232)
Contributions from noncontrolling interests in consolidated JVs	284,248	459,752	—
Distributions paid to noncontrolling interests	(38,101)	(35,478)	(23,265)
Dividends paid to common stockholders	(146,026)	(130,821)	(122,510)
Proceeds from exercise of stock options	—	—	4,272
Taxes paid on exercise of stock options	(53,084)	(53,491)	—
Repurchase of OP Units	(10,104)	(826)	—
Proceeds from issuance of common stock, net	593,169	49,379	—
Net cash provided by financing activities	330,616	1,037,849	43,137

Increase in cash and cash equivalents	63,718	11,129	82,975
Cash and cash equivalents - beginning balance	112,927	101,798	18,823
Cash and cash equivalents - ending balance	$176,645	$112,927	$101,798

Supplemental Cash Flows Information

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Cash paid for interest, net of capitalized interest	$135,824	$137,884	$128,178
Capitalized interest paid	$2,745	$1,193	$940

Non-cash Investing Transactions
Accrual increase (decrease) for capital expenditures for improvements to real estate and developments	$3,776	$7,182	$(1,504)
Capitalized stock-based compensation for improvements to real estate and developments	$2,537	$1,503	$1,358
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$53,687	$146,739	$33,115
Removal of fully amortized acquired lease intangible assets	$414	$1,306	$220
Removal of fully accreted acquired lease intangible liabilities	$5,057	$56,278	$49,576
Settlement of note receivable in exchange for land and building acquired	$—	$—	$26,500
Issuance of OP Units for acquisition of real estate	$105,687	$—	$1,000
Application of deposit to acquisition of real estate	$—	$75,000	$2,500

Non-cash Financing Transactions
Gain (loss) from market value adjustments - consolidated derivatives	$16,512	$14,192	$(11,549)
Gain (loss) from market value adjustments - unconsolidated Funds' derivatives	$3,275	$8	$(1,922)
Assumption of term loan for acquisition of real estate	$36,460	$—	$—
Accrual for dividends declared	$153,568	$133,356	$124,410
Common stock issued in exchange for OP Units	$14,242	$23,060	$23,703

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

At December 31, 2017, we owned a Consolidated Portfolio consisting of (i) a 16.5 million square foot office portfolio, (ii) 3,380 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Funds which, at December 31, 2017, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2017, our portfolio consisted of the following properties (not including two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office (includes ancillary retail space)
Wholly-owned properties	53	53
JV properties	10	10
Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs and we are the primary beneficiary. As of December 31, 2017, the total consolidated assets, liabilities and equity of the VIEs was $8.29 billion  (of which $7.82 billion related to investment in real estate), $4.39 billion and $3.90 billion (of which $1.46 billion related to noncontrolling interests), respectively.

The accompanying financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. The accompanying financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any reference to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the PCAOB.

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

Investment in Real Estate

We account for property acquisitions as asset acquisitions, and include the acquired properties results of operations in our results of operations from the respective acquisition date. We allocate the purchase price, which includes the capitalized transaction costs, to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases (including for renewal options), and if applicable (v) assumed debt, based upon our estimates of expected future cash flows and other valuation techniques. Our estimates are based upon expected future cash flows and other valuation techniques.

We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of the fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Assumed debt is recorded at fair value based upon the present value of the expected future payments. See Note 3 for our property acquisition disclosures.

Buildings and improvements are depreciated on a straight-line basis using an estimated life of forty years for buildings and fifteen years for improvements, and are carried on our balance sheet, offset by the related accumulated depreciation and any impairment charges, until they are sold. Tenant improvements are depreciated on a straight-line basis over the life of the related lease, with any remaining balance depreciated in the period of any early lease termination. Acquired in-place leases are amortized on a straight line basis over the weighted average remaining term of the acquired in-place leases, and are carried on our balance sheet, offset by the related accumulated amortization, until the related building is either sold or impaired. Lease intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early lease termination. Acquired above- and below-market tenant leases are amortized/accreted on a straight line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight line basis over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense.

When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period. Repairs and maintenance are recorded as expense when incurred.

Properties are classified as held for sale in our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2017 and 2016, we did not have any properties held for sale.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Property under development in our consolidated balance sheets. Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the capitalized costs are transferred to (i) Land, (ii) Building and improvements and (iii) Tenant improvements and lease intangibles on our consolidated balance sheets as the historical cost of the property. During 2017, 2016 and 2015, we capitalized $66.0 million, $31.6 million and $3.7 million of costs related to our developments, respectively, which included $2.7 million, $1.2 million and $940 thousand of capitalized interest, respectively.

Investment in Unconsolidated Real Estate Funds

We manage and hold equity interests in three Funds: Fund X, Partnership X and the Opportunity Fund. As of December 31, 2017, we held direct and indirect equity interests of 69.4% of Fund X, 24.3% of Partnership X and 6.2% of the Opportunity Fund. We account for our investments in the Funds using the equity method because we have significant influence but not control over the Funds, and our Funds do not qualify as VIEs. Our investment balance includes our share of the net assets of the combined Funds, acquisition basis difference, additional basis for capital raising costs, our share of our Funds' accumulated other comprehensive income (loss) related to our Funds' derivatives, and notes receivable from our Funds. As of December 31, 2017 and 2016, the total basis difference was $2.9 million. See Note 5 for our Fund disclosures.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or change in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. We also perform a similar periodic assessment for our investments in our Funds. Based upon such periodic assessments, no impairments occurred during 2017, 2016 or 2015.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue and Gain Recognition

We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services are rendered, (iii) the fee is fixed and determinable and (iv) collectibility is reasonably assured. All of our tenant leases are classified as operating leases. For all lease terms exceeding one year, rental income is recognized on a straight-line basis over the term of the lease. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. If a lease is canceled then the deferred rent is recognized over the new remaining lease term. We recognized straight line rent of $12.9 million, $13.6 million and $4.8 million during 2017, 2016 and 2015, respectively. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments are recognized on a monthly basis when earned.

Lease termination fees, which are included in rental revenues in the consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $2.1 million, $2.4 million and $2.2 million during 2017, 2016 and 2015, respectively.

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which is included in rental revenues in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for leasehold improvements of $2.6 million, $2.6 million and $1.9 million during 2017, 2016 and 2015, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred.

Recognition of gains on sales of investments in real estate requires that we measure the timing of a sale against various criteria related to the terms of the transaction, as well as any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the finance, profit-sharing or leasing method. If the sales criteria have been met, we further analyze whether profit recognition is appropriate using the full accrual method. If the criteria to recognize profit using the full accrual method have not been met, we defer the gain and recognize it when the criteria are met or use the installment or cost recovery method as appropriate under the circumstances. See Note 3 for our property disposition disclosures.

Allowances for Tenant Receivables and Deferred Rent Receivables

We present our tenant receivables and deferred rent receivables net of allowances on our consolidated balance sheets. Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement. We consider many factors when evaluating the level of allowances necessary, including evaluations of individual tenant receivables, historical loss activity, current economic conditions and other relevant factors. We generally obtain letters of credit or security deposits from our tenants. The table below presents our allowances and security obtained from our tenants:

(In thousands)	December 31, 2017	December 31, 2016

Allowance for tenant receivables	$3,062	$2,656
Allowance for deferred rent receivables	$3,405	$5,144
Letters of credit from our tenants	$25,212	$25,535
Cash security deposits from our tenants	$50,414	$45,990

The table below presents the impact of the changes in our allowances on our results of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Tenant receivables allowance - decrease in net income	$(406)	$(422)	$(223)
Deferred rent receivables allowance - increase (decrease) in net income	$1,739	$898	$(242)

Insurance Recoveries

Insurance recoveries related to property damage are recorded as other income when payment is either received or receipt is determined to be probable.

Interest Income

Interest income from our short-term money market fund investments is recognized on an accrual basis. Interest income is included in other income in the consolidated statements of operations.

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

In circumstances where we modify or exchange our revolving credit facility with the same lender, we account for the loan costs based upon whether the borrowing capacity of the new arrangement is (a) equal to or greater than the borrowing capacity of the old arrangement, or (b) less than the borrowing capacity of the old arrangement (borrowing capacity is defined as the product of the remaining term and the maximum available credit). If the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, then we (i) continue to defer and amortize the unamortized deferred loan costs from the old arrangement over the term of the new arrangement and (ii) defer all lender and other costs incurred directly in connection with the new arrangement over the term of the new arrangement. If the borrowing capacity of the new arrangement is less than the borrowing capacity of the old arrangement, then we (i) write off any unamortized deferred loan costs at the time of the transaction related to the old arrangement in proportion to the decrease in the borrowing capacity of the old arrangement and (ii) defer all lender and other costs incurred directly in connection with the new arrangement over the term of the new arrangement.

Deferred loan costs are presented on the balance sheet as a deduction from the carrying amount of our secured notes payable and revolving credit facility. All loan costs expensed and deferred loan costs amortized are included in interest expense in our consolidated statements of operations. See Note 7 for our loan cost disclosures.

Debt Discounts and Premiums

Debt discounts and premiums related to recording debt assumed in connection with property acquisitions at fair value are generally amortized and accreted, respectively, on a straight-line basis over the remaining term of the related loan, which approximates the effective interest method. The amortization/accretion is included in interest expense in our consolidated statements of operations.

Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we also make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments.

When entering into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings, and any hedge ineffectiveness is recorded as interest expense. For our Funds' hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI and our share of any hedge ineffectiveness is recorded in income, including depreciation, from unconsolidated real estate funds in our consolidated statements of operations. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. Changes in fair value of hedging instruments not designated as cash flow hedges are recorded as interest expense. We present our derivatives on the balance sheet at fair value on a gross basis. Our share of the fair value of our Funds' derivatives is included in our investment in unconsolidated real estate funds on our consolidated balance sheet. See Note 9 for our derivative disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of stock options and LTIP Units is amortized over any vesting period, which is based upon service. See Note 12 for our stock-based compensation disclosures.

EPS

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the respective period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the respective period using the treasury stock method. Unvested LTIP Units contain non-forfeitable rights to dividends and we account for them as participating securities and include them in the computation of basic and diluted EPS using the two-class method. See Note 11 for our EPS disclosures.

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

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax. We have elected to treat two of our subsidiaries as TRSs, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Neither of our TRSs had any significant tax provisions or deferred income tax items for 2017, 2016 or 2015. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRS or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to GAAP are established by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs.

ASUs Adopted During 2017

ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting", which amends "Investments-Equity Method and Joint Ventures" (Topic 323), simplifies the transition to the equity method of accounting by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for equity method accounting as a result of an increase in the level of ownership or degree of influence. This ASU requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends "Compensation-Stock Compensation" (Topic 718), simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial statements.

ASU No. 2016-17, "Interests Held Through Related Parties That Are Under Common Control", provides guidance regarding the consolidation of VIEs. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial statements.

ASU No. 2017-01, "Clarifying the Definition of a Business", provides guidance with evaluating whether acquisition and disposal transactions should be accounted for as assets or businesses. The ASU generally requires that our property acquisitions be accounted for as asset purchases, and the related acquisition expenses be capitalized as part of the respective asset. We historically accounted for our property acquisitions as business combinations and expensed the related acquisition expenses as incurred. We adopted the ASU in the first quarter of 2017 and it did not have a material impact on our financial statements.

Recently Issued ASUs

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP. For example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term. Topic 842 requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis for lessees, or in accordance with the allocation guidance in Topic 606 for lessors. Topic 842 defines initial direct costs of a lease (which may be capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as fixed employee salaries, are not considered to be initial direct costs, and may not be capitalized. This ASU is effective for annual and interim periods beginning after December 15, 2018, which for us would be the first quarter of 2019, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach which includes optional practical expedients related to leases that commenced before the effective date. We are currently evaluating the impact of this ASU on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers, and supersedes Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the industry topics of the Codification. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. These ASUs are effective for annual and interim periods beginning after December 15, 2017, which for us is the first quarter of 2018. The amendments are required to be applied on a retrospective basis. We completed our evaluation of the ASUs and we do not expect the ASUs to have a material impact on our financial statements.

The FASB has not issued any other ASUs during 2017 and 2018 that we expect to be applicable and have a material impact on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. Prior to January 1, 2017, we accounted for our property acquisitions as business combinations. The acquired properties results of operations are included in our results of operations from the respective acquisition dates.

2017 Acquisitions

During 2017, (i) a consolidated JV that we manage and in which we own an equity interest acquired three Class A office properties (1299 Ocean Avenue, 429 Santa Monica Boulevard and 9665 Wilshire Boulevard), for which investors contributed $284.0 million directly to the JV, and (ii) we acquired one wholly-owned Class A office property (9401 Wilshire Boulevard). The table below summarizes the purchase price allocations for the acquisitions. The contract and purchase prices differ due to prorations and similar matters.

(In thousands)	1299 Ocean	429 Santa Monica	9665 Wilshire	9401 Wilshire(1)

Submarket	Santa Monica	Santa Monica	Beverly Hills	Beverly Hills
Acquisition date	April 25	April 25	July 20	December 20
Contract price	$275,800	$77,000	$177,000	$143,647
Building square footage	206	87	171	146

Investment in real estate:
Land	$22,748	$4,949	$5,568	$6,740
Buildings and improvements	260,188	69,286	175,960	144,467
Tenant improvements and lease intangibles	5,010	3,248	1,112	7,843
Acquired above- and below-market leases, net	(10,683)	(722)	(4,339)	(11,559)
Assumed debt(2)	—	—	—	(36,460)
Net assets and liabilities acquired	$277,263	$76,761	$178,301	$111,031
_____________________________________________________

(1)	We issued OP Units to the seller in connection with the acquisition of 9401 Wilshire. See Note 10 for more information.

(2)
We assumed a loan from the seller in connection with the acquisition of 9401 Wilshire. At the date of acquisition, the loan had a fair value of $36.5 million and a principal balance of $32.3 million. See Note 7 for more information.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

2016 Acquisitions

Westwood Portfolio Acquisition

On February 29, 2016 (Acquisition Date), a consolidated JV which we manage and in which we own an equity interest acquired four Class A office properties located in Westwood, California (Westwood Portfolio) for a contract price of $1.34 billion. As of the Acquisition Date, we had contributed sixty-percent of the equity to the JV, which was subsequently reduced to thirty-percent on May 31, 2016 (Sell Down Date) when we sold half of our ownership interest to a third party investor. The table below summarizes our purchase accounting and funding sources for the acquisition. The contract and purchase price differ due to prorations and similar matters.

(in thousands)	Actual at Closing(1)	Pro Forma Sell Down Adjustments (2)	Pro Forma

Building square footage	1,725		1,725

Use of funds:
Land	$94,996		$94,996
Buildings and improvements	1,236,786		1,236,786
Tenant improvements and lease intangibles	50,439		50,439
Acquired above- and below-market leases, net(3)	(49,708)		(49,708)
Net assets and liabilities acquired	$1,332,513		$1,332,513

Source of funds:
Cash on hand(4)	$153,745	$—	$153,745
Credit facility(5)	290,000	(240,000)	50,000
Non-recourse term loan, net(6)	568,768	—	568,768
Noncontrolling interests	320,000	240,000	560,000
Total source of funds	$1,332,513	$—	$1,332,513
________________________________________________

(1)	Reflects the purchase of the Westwood Portfolio on the Acquisition Date when we contributed sixty-percent of the equity to the consolidated JV.

(2)
Reflects our sale of thirty-percent of the equity in the JV on the Sell Down Date, presented as of the Acquisition Date, treated as in-substance real estate, which reduced our ownership interest in the JV to thirty-percent. We sold the interest for the $240.0 million we contributed plus an additional $1.1 million to compensate us for the cost of holding the investment. We recognized a gain on the sale of $1.1 million. We used the proceeds from the sale to pay down the balance owed on our revolving credit facility.

(3)	As of the Acquisition Date, the weighted average remaining life of the acquired above- and below-market leases was approximately 4.4 years.

(4)	Cash paid included a $75.0 million deposit, $67.5 million paid at closing, and $11.2 million spent on loan costs in connection with securing the $580.0 million term loan.

(5)	Reflects borrowings using our credit facility, which bears interest at LIBOR + 1.40%. See Note 7 for information regarding our credit facility.

(6)
Reflects 100% (not our pro rata share) of a $580.0 million interest-only non-recourse loan, net of deferred loan costs of $11.2 million incurred to secure the loan. The loan has a seven-year term and is secured by the Westwood Portfolio. Interest on the loan is floating at LIBOR + 1.40%, which has been effectively fixed at 2.37% per annum for five years through interest rate swaps. See Note 7 for information regarding this loan.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The table below presents the revenues and net income attributable to common stockholders from the Westwood Portfolio included in the consolidated statement of operations from the Acquisition Date:

	Year Ended December 31,
(in thousands)	2017	2016

Total office revenues	$96,106	$80,464
Net income attributable to common stockholders(1)	$6,346	$2,998
______________________________________________________

(1)	Excluding transaction costs, net income attributable to common stockholders was $6.3 million and $5.0 million for the years ended December 31, 2017 and 2016, respectively.

The table below presents the historical results of Douglas Emmett, Inc. and the Westwood Portfolio on a combined basis as if the acquisition was completed on January 1, 2015, based on our thirty-percent ownership interest and includes adjustments that give effect to events that are (i) directly attributable to the acquisition, (ii)  expected to have a continuing impact on us, and (iii) are factually supportable. The pro forma reflects the hypothetical impact of the acquisition on us and does not purport to represent what our results of operations would have been had the acquisition occurred on January 1, 2015, or project the results of operations for any future period. The information does not reflect cost savings or operating synergies that may result from the acquisition or the costs to achieve any such potential cost savings or operating synergies. Transaction costs related to the acquisition have been excluded.

	Year Ended December 31,
(in thousands, except per share information)	2016	2015

Pro forma revenues	$755,878	$724,596
Pro forma net income attributable to common stockholders	$84,319	$59,374
Pro forma net income attributable to common stockholders per share – basic	$0.56	$0.40
Pro forma net income attributable to common stockholders per share – diluted	$0.55	$0.39

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Other 2016 Acquisitions

During 2016, a consolidated JV which we manage and in which we own an equity interest acquired two Class A office properties. As of July 21, 2016, we had contributed fifty-five percent of the equity to the JV, which was reduced to twenty-percent when we sold thirty-five percent to a third party investor for $51.6 million, which included $194 thousand to compensate us for the cost of holding the investment. We recognized a gain of $587 thousand on the sale, which is included in Gains on sales of investments in real estate in our consolidated statements of operations. In addition to purchasing a thirty-five percent interest from us, investors contributed $139.8 million to the JV. Including the effect of the sale of our interest, investors now hold an aggregate of eighty-percent of the capital interests in the JV. As part of the acquisitions, the JV borrowed a $146.0 million under a three year, interest only, non-recourse loan bearing interest at LIBOR + 1.55%. The loan was secured by the acquired properties. The loan was refinanced in 2017. See Note 7. The table below summarizes the purchase accounting for the acquisitions. The contract and purchase prices differ due to prorations and similar matters.

(in thousands)	12100 Wilshire	233 Wilshire

Submarket	Brentwood	Santa Monica
Acquisition date	July 21	September 27
Contract price	$225,000	$139,500
Building square footage	365	129

Investment in real estate:
Land	$20,164	$9,263
Buildings and improvements	199,698	126,938
Tenant improvements and lease intangibles	9,057	3,488
Acquired above- and below-market leases, net	(4,523)	(1,838)
Net assets and liabilities acquired	$224,396	$137,851

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

2015 Acquisitions

During 2015, we (i) acquired the fee interest in the land (Harbor Court Land) under one of our office buildings, and (ii) purchased a wholly-owned Class A office property (First Financial Plaza). We recognized $6.6 million of accretion of an above-market ground lease related to the purchase of the Harbor Court Land, which is included in Other income in the consolidated statement of operations. See Note 4. The table below summarizes the purchase accounting for the acquisitions. The contract and purchase prices differ due to prorations and similar matters.

(in thousands)	Harbor Court Land(1)	First Financial Plaza

Submarket	Honolulu	Encino
Acquisition date	February 12	March 5
Contract price	$27,500	$92,400
Building square footage (if applicable)	N/A	227

Investment in real estate:
Land	$12,060	$12,092
Buildings and improvements	15,440	75,039
Tenant improvements and lease intangibles	—	6,065
Acquired above and below-market leases, net	—	(790)
Net assets and liabilities acquired	$27,500	$92,406

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below summarizes our above- and below-market leases:

(In thousands)	December 31, 2017	December 31, 2016

Above-market tenant leases	$7,177	$7,156
Accumulated amortization - above-market tenant leases	(3,846)	(2,988)
Above-market ground leases	1,152	1,152
Accumulated amortization - above-market ground leases	(190)	(173)
Acquired lease intangible assets, net	$4,293	$5,147

Below-market tenant leases	$127,606	$104,925
Accumulated accretion - below-market tenant leases	(55,428)	(41,241)
Above-market ground leases	4,017	4,017
Accumulated accretion - above-market ground leases	(560)	(510)
Acquired lease intangible liabilities, net	$75,635	$67,191

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Net accretion of above- and below-market tenant leases(1)	$17,973	$18,165	$12,467
Amortization of above-market ground leases(2)	(17)	(17)	(17)
Accretion of above-market ground lease(3)	50	50	50
Accretion of above-market ground lease(4)	—	—	6,600
Total	$18,006	$18,198	$19,100
_______________________________________________________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	The amortization of the below-market rent we receive under this ground lease is recorded as an increase to office parking and other income.

(3)	The accretion of the above-market rent we pay under this ground lease is recorded as a decrease to office expense.

(4)
The accretion of the above-market rent we paid under this ground lease is recorded as an increase to other income. During 2015, we acquired the fee interest in the land (Harbor Court Land). See Note 3.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2017:

Year ending December 31:	Net increase to revenues	Decrease to expenses	Total

	(In thousands)
2018	$18,794	$50	$18,844
2019	16,809	50	16,859
2020	13,987	50	14,037
2021	7,933	50	7,983
2022	4,361	50	4,411
Thereafter	6,001	3,207	9,208
Total	$67,885	$3,457	$71,342

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  We purchased a 3.7% interest in the Opportunity Fund during the second quarter of 2017 and 2.5% during the fourth quarter of 2017. The Opportunity Fund's only investment is a 13.1% interest in Fund X. At December 31, 2017, we held direct and indirect interests of 6.2% in the Opportunity Fund, 69.4% in Fund X and 24.3% in Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions received from our Funds:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Operating distributions received	$5,905	$2,668	$1,068
Capital distributions received	43,560	24,170	10,788
Total distributions received	$49,465	$26,838	$11,856

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis. The amounts presented represent 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	December 31, 2017	December 31, 2016

Total assets	$704,186	$690,028
Total liabilities	$523,767	$448,544
Total equity	$180,419	$241,484

	Year Ended December 31,
(In thousands)	2017	2016	2015

Total revenues	$75,896	$73,171	$69,702
Operating income	$20,640	$19,477	$17,803
Net income	$5,085	$8,213	$6,260

6. Other Assets

Other assets consisted of the following at December 31:

(In thousands)	December 31, 2017	December 31, 2016

Restricted cash	$121	$121
Prepaid expenses	9,235	6,779
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	1,155	1,093
Other	5,943	1,933
Total other assets	$18,442	$11,914

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes our secured notes payable and revolving credit facility:

Description	Maturity Date (1)	Principal Balance as of December 31, 2017 (In thousands)	Principal Balance as of December 31, 2016 (In thousands)	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$1,000	—	—	—
Term loan(3)	—	—	349,933	—	—	—
Fannie Mae loans(3)	—	—	388,080	—	—	—
Term loan(3)	—	—	345,759	—	—	—
Term loan(4)	2/1/2019	146,974	149,911	N/A	4.00%	—
Term loan(4)	6/5/2019	280,721	285,000	N/A	3.85%	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	—
Term loan(5)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(5)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(5)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(5)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(5)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(5)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Fannie Mae loan(5)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loans(5)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loans(5)	6/1/2027	550,000	—	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(4)	6/1/2038	32,213	—	N/A	4.55%	—
Revolving credit facility(6)	8/21/2020	—	—	LIBOR + 1.40%	N/A	—
Total Wholly Owned Subsidiary Debt		3,172,308	3,682,083

Consolidated JVs
Term loan(3)	—	—	146,000	—	—	—
Term loan(5)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(5)	12/20/2024	400,000	—	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(7)		4,152,308	4,408,083
Unamortized loan premium, net		4,191	—
Deferred loan costs, net		(39,109)	(38,546)
Total Consolidated Debt, net		$4,117,390	$4,369,537
_____________________________________________________
Except as otherwise noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan costs. See Note 9 for details of our interest rate swaps. See below for details of our loan costs.

(3)	At December 31, 2017, these loans have been paid off.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(6)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(7)	See Note 13 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2017 (In thousands)	Principal Balance as of December 31, 2016 (In thousands)

Aggregate swapped to fixed rate loans	$3,547,400	$2,985,480
Aggregate fixed rate loans	459,908	1,131,603
Aggregate floating rate loans	145,000	291,000
Total Debt	$4,152,308	$4,408,083

The following table summarizes certain debt statistics:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.01
Weighted average remaining life (including extension options)	5.8 years
Weighted average remaining fixed interest period	3.3 years
Weighted average annual interest rate	3.09%

Future Principal Payments

At December 31, 2017, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)
2018	$9,064	$9,064
2019	565,041	565,041
2020	295,755	755
2021	790	790
2022	1,040,826	920,826
Thereafter	2,240,832	2,655,832
Total future principal payments	$4,152,308	$4,152,308
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $18.0 million and $15.4 million at December 31, 2017 and December 31, 2016, respectively. The table below presents the impact of loan costs included in interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Loan costs expensed	$2,359	$1,441	$278
Deferred loan cost amortization	9,033	7,608	6,969
Total	$11,392	$9,049	$7,247

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following as of December 31:

(In thousands)	December 31, 2017	December 31, 2016

Interest payable	$9,829	$9,561
Accounts payable and accrued liabilities	62,741	36,880
Deferred revenue	31,377	28,788
Total interest payable, accounts payable and deferred revenue	$103,947	$75,229

9. Derivative Contracts

Derivative Summary

As of December 31, 2017, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)	25	$3,547,400
Unconsolidated Funds' derivatives(2)	4	$510,000
___________________________________________________

(1)	The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of December 31, 2017, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our swaps in a liability position. The fair value of our interest rate swaps in a liability position, including accrued interest and excluding any adjustments for credit risk, was as follows:

(In thousands)	December 31, 2017	December 31, 2016

Consolidated derivatives(1)	$915	$7,689
Unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Our unconsolidated Funds' did not have any derivatives in a liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap and cap contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. We do not receive collateral for our contracts in an asset position. The fair value of our interest rate swaps in an asset position, including accrued interest and excluding any adjustments for credit risk, was as follows:

(In thousands)	December 31, 2017	December 31, 2016

Consolidated derivatives(1)	$60,093	$35,144
Unconsolidated Funds' derivatives(2)	$9,350	$3,724
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Includes 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and Consolidated Statements of Operations

The table below presents the effect of our derivative instruments on our AOCI and results of operations:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Derivatives Designated as Cash Flow Hedges:
Gain (loss) recorded in AOCI - consolidated derivatives(1)(5)	$16,512	$14,192	$(11,549)
Gain (loss) recorded in AOCI - unconsolidated Funds' derivatives(2)(5)	$3,275	$8	$(1,922)
Loss reclassified from AOCI - consolidated derivatives(3)(5)	$(13,976)	$(25,917)	$(37,390)
Loss reclassified from AOCI - unconsolidated Funds' derivatives(4)(5)	$(527)	$(357)	$(931)
(Loss) gain recorded - consolidated derivatives(6)	$(51)	$196	$66

Derivatives Not Designated as Cash Flow Hedges:
Gain (loss) recorded as interest expense(7)	$—	$—	$—
__________________________________________________

(1)	Represents the effective portion of the change in fair value of our interest rate swaps.

(2)	Represents our share of the effective portion of the change in fair value of our unconsolidated Funds' interest rate swaps.

(3)	Reclassified from AOCI as an increase to Interest expense.

(4)	Reclassified from AOCI as an increase to Income, including depreciation, from unconsolidated real estate funds (our share).

(5)	See the reconciliation of our AOCI in Note 10.

(6)
Represents the ineffective portion of the change in fair value of our interest rate swaps, which is recorded as a decrease (increase) to interest expense. Our unconsolidated Funds did not have any ineffectiveness related to their interest rate swaps.

(7)	We and our unconsolidated Funds do not have any derivatives that are not designated as cash flow hedges.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Future Reclassifications from AOCI

At December 31, 2017, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next year as interest rate swap payments are made, is presented in the table below:

(In thousands)

Consolidated derivatives(1)	$(8,916)
Unconsolidated Funds' derivatives(2)	$(166)
________________________________________

(1)	Reclassified as an increase (decrease) to Interest expense.

(2)	Reclassified as an (increase) decrease to Income, including depreciation, from unconsolidated real estate funds (our share).

10. Equity

Transactions

2017 Transactions

During 2017 we, or our Operating Partnership, (i) acquired 1.1 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes), (iii) issued 15.7 million shares of our common stock under our ATM program for net proceeds of $593.2 million, and (iv) issued 2.6 million OP Units valued at $105.7 million in connection with the acquisition of the 9401 Wilshire office property, of which we subsequently acquired 248 thousand OP Units for $10.1 million in cash. One of our JVs acquired three office properties, 1299 Ocean Avenue, 429 Santa Monica and 9665 Wilshire, for which investors contributed $284.0 million directly to the JV.

2016 Transactions

During 2016 we (i) acquired 1.8 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of OP Units, (ii) acquired 25 thousand OP Units for $826 thousand in cash, (iii) issued 1.5 million shares of our common stock for the exercise of 7.6 million stock options on a net settlement basis (net of the exercise price and related taxes), (iv) issued 1.4 million shares of our common stock under our ATM program for net proceeds of $49.4 million.

We also created two JVs to acquire various properties: (i) in the JV which acquired the Westwood Portfolio, investors acquired an aggregate of seventy-percent of the capital interests, as a result of contributing $320 million directly to the JV for a forty-percent interest and acquiring a thirty-percent interest from us for $241.1 million, (resulting in a gain of $1.1 million), and (ii) in the second JV, which acquired two office properties, 12100 Wilshire and 233 Wilshire, investors acquired an aggregate of eighty-percent of the capital interests, as a result of contributing $139.8 million directly to the JV and acquiring a thirty-five-percent interest from us for $51.6 million (resulting in a gain of $587 thousand).

2015 Transactions

During 2015 we, or our Operating Partnership, (i) acquired 1.8 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 274 thousand shares of our common stock for the excise of options for net proceeds of $4.3 million at an average price of $15.58 per share, and (iii) issued 34 thousand OP Units valued at $1 million in connection with the acquisition of land (Harbor Court Land) under one of our office buildings.

See Note 3 for more information regarding our acquisitions and JV transactions.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of December 31, 2017 when we and our Operating Partnership had 169.6 million shares of common stock and 27.8 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the impact on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Net income attributable to common stockholders	$94,443	$85,397	$58,384

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	14,242	23,060	23,703
Repurchase of OP Units from noncontrolling interests	(6,764)	(498)	—
Net transfers from noncontrolling interests	7,478	22,562	23,703

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$101,921	$107,959	$82,087

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2017	2016	2015

Beginning balance	$15,156	$(9,285)	$(30,089)

Other comprehensive income (loss) before reclassifications - our derivatives	16,512	14,192	(11,549)
Other comprehensive income (loss) before reclassifications - our Fund's derivatives	3,275	8	(1,922)
Reclassifications from AOCI - our derivatives(2)	13,976	25,917	37,390
Reclassifications from AOCI - our Fund's derivatives(3)	527	357	931
Net current period OCI	34,290	40,474	24,850
Less: OCI attributable to noncontrolling interests	(6,347)	(16,033)	(4,046)
OCI attributable to common stockholders	27,943	24,441	20,804

Ending balance	$43,099	$15,156	$(9,285)
__________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

(2)	Reclassification as an increase to Interest expense.

(3)	Reclassification as a decrease to Income, including depreciation, from unconsolidated real estate funds.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2017 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income Percentage	Capital Gain Percentage	Return of Capital Percentage

12/30/2016	1/13/2017	$0.23	22.5%	—%	77.5%
3/31/2017	4/14/2017	0.23	22.5%	—%	77.5%
6/30/2017	7/14/2017	0.23	22.5%	—%	77.5%
9/29/2017	10/13/2017	0.23	22.5%	—%	77.5%
Total / Weighted Average		$0.92	22.5%	—%	77.5%

11. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
Numerator (In thousands):
Net income attributable to common stockholders	$94,443	$85,397	$58,384
Allocation to participating securities: Unvested LTIP Units	(626)	(468)	(312)
Numerator for basic and diluted net income attributable to common stockholders	$93,817	$84,929	$58,072

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	160,905	149,299	146,089
Effect of dilutive securities: Stock options(1)	325	3,891	4,515
Weighted average shares of common stock and common stock equivalents outstanding - diluted	161,230	153,190	150,604

Basic EPS:
Net income attributable to common stockholders per share	$0.58	$0.57	$0.40

Diluted EPS:
Net income attributable to common stockholders per share	$0.58	$0.55	$0.39
____________________________________________________

(1)
The following securities were excluded from the computation of the weighted average shares of common stock and common stock equivalents outstanding - diluted because the effect of including them would be anti-dilutive to the calculation of diluted EPS:

	Year Ended December 31,
(In thousands)	2017	2016	2015

OP Units	24,810	25,110	26,371
Vested LTIP Units	274	578	181

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation

2016 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 5.3 million shares available for grant as of December 31, 2017. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

Until it expired in 2016, we made grants under our 2006 Omnibus Stock Incentive Plan (our "2006 Plan"), which was substantially similar to our 2016 Plan. No further awards may be granted under our 2006 Plan, although awards granted under the 2006 Plan in the past and which are still outstanding will continue to be governed by the terms of our 2006 Plan.
Our 2016 and 2006 Plans (the "Plans") are administered by the compensation committee of our board of directors. The compensation committee may interpret our Plans and make all determinations necessary or desirable for the administration of our Plans. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our 2016 Plan. All officers, employees, directors and other key personnel (including consultants and prospective employees) are eligible to participate in our 2016 Plan.

We have made certain awards in the form of a separate series of units of limited partnership interests in our Operating Partnership called LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under our 2016 Plan. Our LTIP Units are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, and/or achievement of pre-established performance goals, financial metrics and other objectives. Once vested, LTIP Units can generally be converted to OP Units on a one for one basis.

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 800 thousand, 704 thousand and 887 thousand LTIP Units to employees during 2017, 2016 and 2015, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. We granted 28 thousand, 35 thousand and 35 thousand LTIP Units to our non-employee directors during 2017, 2016 and 2015, respectively. In the past, we made long-term grants of LTIP Units to our non-employee directors which vested over the following three years, and during 2015 we made a proportional long-term grant to a new director who joined our board of 1 thousand LTIP units, which vested during the remainder of 2015.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

Total stock-based compensation expense, net of capitalized amounts, was $18.5 million, $17.4 million and $15.2 million during 2017, 2016 and 2015, respectively. Certain amounts of stock-based compensation expense are capitalized for employees who provide leasing and construction services. We capitalized $2.5 million, $1.5 million, and $1.4 million during 2017, 2016 and 2015, respectively. At December 31, 2017, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $21.8 million, which will be recognized over a weighted-average term of two years.

Stock-Based Award Activity

The table below presents our outstanding stock options activity:

Fully Vested Stock Options:	Number of Stock Options (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Months)	Total Intrinsic Value (Thousands)	Intrinsic Value of Options Exercised (Thousands)

Outstanding at December 31, 2014	11,809	$17.98	36	$123,017
Exercised	(274)	$15.58			$3,989
Outstanding at December 31, 2015	11,535	$18.04	23	$151,569
Exercised	(7,566)	$20.98			$104,108
Outstanding at December 31, 2016	3,969	$12.43	27	$95,770
Exercised	(3,920)	$12.43			$102,963
Outstanding at December 31, 2017	49	$12.66	16	$1,375

Exercisable at December 31, 2017	49	$12.66	16	$1,375

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2014	998	$18.48
Granted	922	$20.26	$18,673
Vested	(816)	$18.59	$15,165
Forfeited	(8)	$24.86	$200
Outstanding at December 31, 2015	1,096	$19.85
Granted	739	$27.62	$20,420
Vested	(778)	$22.23	$17,293
Forfeited	(17)	$27.77	$473
Outstanding at December 31, 2016	1,040	$23.46
Granted	828	$29.89	$24,745
Vested	(807)	$25.40	$20,497
Forfeited	(5)	$31.36	$172
Outstanding at December 31, 2017	1,056	$26.98

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2017, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our secured notes payable, which includes the secured notes payable of our consolidated JVs, by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents the estimated fair value of our secured notes payable:

(In thousands)	December 31, 2017	December 31, 2016

Fair value	$4,195,489	$4,429,224
Carrying value	$4,156,499	$4,408,083

Financial instruments measured at fair value
Derivative instruments: See Note 9 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  The table below presents the estimated fair value of our derivatives:

(In thousands)	December 31, 2017	December 31, 2016
Derivative Assets:
Fair value - consolidated derivatives(1)	$60,069	$35,656
Fair value - unconsolidated Funds' derivatives(2)	$9,437	$3,605

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$807	$6,830
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

14. Segment Reporting

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes.  We operate in two business segments: (i) the acquisition, development, ownership and management of office real estate and (ii) the acquisition, development, ownership and management of multifamily real estate.  The services for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental.  The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources, therefore, depreciation and amortization expense is not allocated among segments.  General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level. The table below presents the operating activity of our reportable segments:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Office Segment
Total office revenues	$715,546	$645,633	$540,975
Office expenses	(233,633)	(214,546)	(186,556)
Office segment profit	481,913	431,087	354,419

Multifamily Segment
Total multifamily revenues	96,506	96,918	94,799
Multifamily expenses	(24,401)	(23,317)	(23,862)
Multifamily segment profit	72,105	73,601	70,937

Total profit from all segments	$554,018	$504,688	$425,356

The table below is a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2017	2016	2015

Total profit from all segments	$554,018	$504,688	$425,356
General and administrative	(36,234)	(34,957)	(30,496)
Depreciation and amortization	(276,761)	(248,914)	(205,333)
Other income	9,712	8,759	15,228
Other expenses	(7,037)	(9,477)	(8,241)
Income, including depreciation, from unconsolidated real estate funds	5,905	7,812	7,694
Interest expense	(145,176)	(146,148)	(135,453)
Income before gains	104,427	81,763	68,755
Gains on sales of investments in real estate	—	14,327	—
Net income	104,427	96,090	68,755
Less: Net income attributable to noncontrolling interests	(9,984)	(10,693)	(10,371)
Net income attributable to common stockholders	$94,443	$85,397	$58,384

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at December 31, 2017:

Year Ending December 31,	(In thousands)

2018	$533,811
2019	487,373
2020	424,744
2021	334,173
2022	256,954
Thereafter	670,826
Total future minimum base rentals(1)	$2,707,881
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

16. Future Minimum Lease Rental Payments

We pay rent under a ground lease which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2019, and will then reset to the greater of the existing rent or market. We incurred rent expense of $733 thousand during 2017, 2016 and 2015, respectively. The table below presents the future minimum ground lease payments as of December 31, 2017:

Year ending December 31:	(In thousands)

2018	$733
2019	733
2020	733
2021	733
2022	733
Thereafter	46,911
Total future minimum lease payments(1)	$50,576
___________________________________________________

(1)	The table above assumes that the rental payments will continue to be $733 thousand per year after February 28, 2019.

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. In 2017, 2016 and 2015, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our allowances for tenant receivables and deferred rent receivables.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio, and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of December 31, 2017, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development and Other Contracts

During 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, building a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of December 31, 2017, we had completed the construction of 60 apartments and placed them into service. In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. As of December 31, 2017, we had an aggregate remaining contractual commitment for these development projects of approximately $53.1 million.

As of December 31, 2017, we had an aggregate remaining contractual commitment for capital expenditure projects, repositionings and tenant improvements of approximately $16.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2017, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of December 31, 2017. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)(5)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $3.2 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2017, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $32.7 million.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Loan agreement includes the requirement to purchase an interest rate cap if one month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2017 and 2016:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Total revenue	$194,481	$199,632	$208,749	$209,190
Net income before noncontrolling interests	$21,780	$22,153	$28,508	$31,986
Net income attributable to common stockholders	$19,049	$20,244	$25,614	$29,536
Net income per common share - basic	$0.12	$0.13	$0.15	$0.17
Net income per common share - diluted	$0.12	$0.13	$0.15	$0.17
Weighted average shares of common stock outstanding - basic	152,490	155,898	165,471	169,521
Weighted average shares of common stock and common stock equivalents outstanding - diluted	153,655	155,952	165,520	169,562

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Total revenue	$168,572	$187,215	$192,121	$194,643
Net income before noncontrolling interests	$16,046	$21,780	$35,798	$22,466
Net income attributable to common stockholders	$15,366	$18,482	$31,848	$19,701
Net income per common share - basic	$0.10	$0.12	$0.21	$0.13
Net income per common share - diluted	$0.10	$0.12	$0.21	$0.13
Weighted average shares of common stock outstanding - basic	147,236	147,722	150,753	151,446
Weighted average shares of common stock and common stock equivalents outstanding - diluted	151,451	152,805	153,419	154,052

19. Subsequent events

In February 2018, we closed a secured, non-recourse $335.0 million interest-only loan, scheduled to mature in March 2025. The loan bears interest at LIBOR + 1.3%, which was effectively fixed at 3.84% through interest rate swaps until March 2023. The loan is secured by a wholly-owned office property. We used the proceeds from the loan and our credit line to pay off two loans totaling $426 million scheduled to mature in 2019.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2017
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$—	$12,769	$78,447	$138,767	$27,108	$202,875	$229,983	$63,633	1968/2002	1999
233 Wilshire	62,962	9,263	130,426	1,718	9,263	132,144	141,407	5,395	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	115,936	21,787	133,325	155,112	44,090	1981/2000	1996
429 Santa Monica	33,691	4,949	72,534	941	4,949	73,475	78,424	1,675	1982/2016	2017
1299 Ocean	124,699	22,748	265,198	724	22,748	265,922	288,670	5,234	1980/2006	2017
1901 Avenue of the Stars	146,974	18,514	131,752	110,064	26,163	234,167	260,330	72,519	1968/2001	2001
8484 Wilshire(1)	—	8,846	77,780	15,533	8,846	93,313	102,159	14,334	1972/2013	2013
9401 Wilshire	32,213	6,740	152,310	160	6,740	152,470	159,210	—	1971	2017
9601 Wilshire	145,845	16,597	54,774	108,071	17,658	161,784	179,442	52,822	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	4,584	5,568	181,656	187,224	2,274	1971	2017
10880 Wilshire	198,794	29,995	437,514	6,095	29,988	443,616	473,604	25,282	1970/2009	2016
10960 Wilshire	201,893	45,844	429,769	7,506	45,852	437,267	483,119	24,596	1971/2006	2016
11777 San Vicente	—	5,032	15,768	29,537	6,714	43,623	50,337	13,549	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	4,132	20,164	212,887	233,051	10,889	1985	2016
12400 Wilshire	—	5,013	34,283	76,691	8,828	107,159	115,987	32,918	1985	1996
16501 Ventura	39,803	6,759	53,112	9,909	6,759	63,021	69,780	10,888	1986/2012	2013
Beverly Hills Medical Center	—	4,955	27,766	28,181	6,435	54,467	60,902	17,371	1964/2004	2004
Bishop Place	—	8,317	105,651	57,793	8,833	162,928	171,761	53,066	1992	2004
Bishop Square	180,000	16,273	213,793	22,620	16,273	236,413	252,686	56,387	1972/1983	2010
Brentwood Court	—	2,564	8,872	617	2,563	9,490	12,053	3,116	1984	2006
Brentwood Executive Plaza	39,169	3,255	9,654	32,367	5,921	39,355	45,276	12,663	1983/1996	1995
Brentwood Medical Plaza	35,905	5,934	27,836	1,433	5,933	29,270	35,203	9,815	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	982	5,557	17,439	22,996	5,857	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,463	4,775	22,771	27,546	7,366	1986	2000
Bundy/Olympic	34,273	4,201	11,860	29,408	6,030	39,439	45,469	12,869	1991/1998	1994
Camden Medical Arts	38,021	3,102	12,221	27,804	5,298	37,829	43,127	12,216	1972/1992	1995
Carthay Campus	48,007	6,595	70,454	4,620	6,594	75,075	81,669	9,449	1965/2008	2014
Century Park Plaza	128,311	10,275	70,761	107,552	16,153	172,435	188,588	53,519	1972/1987	1999
Century Park West(1)	—	3,717	29,099	585	3,667	29,734	33,401	10,325	1971	2007
Columbus Center	14,362	2,096	10,396	9,813	2,333	19,972	22,305	6,680	1987	2001
Coral Plaza	25,831	4,028	15,019	18,358	5,366	32,039	37,405	10,404	1981	1998
Cornerstone Plaza(1)	—	8,245	80,633	5,373	8,263	85,988	94,251	24,422	1986	2007
Encino Gateway	—	8,475	48,525	54,238	15,653	95,585	111,238	29,795	1974/1998	2000
Encino Plaza	—	5,293	23,125	47,787	6,165	70,040	76,205	22,280	1971/1992	2000
Encino Terrace	91,133	12,535	59,554	93,982	15,533	150,538	166,071	48,060	1986	1999
Executive Tower(1)	—	6,660	32,045	59,314	9,471	88,548	98,019	29,265	1989	1995
First Financial Plaza	54,084	12,092	81,104	1,882	12,092	82,986	95,078	7,921	1986	2015
Gateway Los Angeles	46,785	2,376	15,302	47,889	5,119	60,448	65,567	19,429	1987	1994
Harbor Court	30,992	51	41,001	46,232	12,060	75,224	87,284	20,463	1994	2004
Honolulu Club	—	1,863	16,766	5,807	1,863	22,573	24,436	7,207	1980	2008
Landmark II	—	6,086	109,259	79,461	13,070	181,736	194,806	65,683	1989	1997
Lincoln/Wilshire	38,021	3,833	12,484	22,776	7,475	31,618	39,093	9,670	1996	2000
MB Plaza	32,090	4,533	22,024	30,303	7,503	49,357	56,860	15,545	1971/1996	1998
Olympic Center	41,313	5,473	22,850	32,515	8,247	52,591	60,838	16,602	1985/1996	1997
One Westwood(1)	—	10,350	29,784	61,960	9,194	92,900	102,094	28,408	1987/2004	1999
Palisades Promenade	—	5,253	15,547	54,529	9,664	65,665	75,329	19,284	1990	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2017
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
Saltair/San Vicente	21,269	5,075	6,946	16,630	7,557	21,094	28,651	7,030	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	82	7,055	12,117	19,172	4,328	1985	2006
Santa Monica Square(1)	—	5,366	18,025	20,972	6,863	37,500	44,363	12,427	1983/2004	2001
Second Street Plaza	49,505	4,377	15,277	35,328	7,421	47,561	54,982	15,295	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	398,869	48,328	401,574	449,902	129,471	1981/2002	1997
Studio Plaza	—	9,347	73,358	131,054	15,015	198,744	213,759	73,363	1988/2004	1995
The Tower	65,969	9,643	160,602	2,031	9,643	162,633	172,276	10,069	1988/1998	2016
The Trillium(1)	—	20,688	143,263	81,469	21,988	223,432	245,420	68,822	1988	2005
Valley Executive Tower	92,618	8,446	67,672	101,921	11,737	166,302	178,039	50,854	1984	1998
Valley Office Plaza	41,271	5,731	24,329	47,536	8,957	68,639	77,596	22,989	1966/2002	1998
Verona	—	2,574	7,111	14,875	5,111	19,449	24,560	6,312	1991	1997
Village on Canon	58,337	5,933	11,389	49,292	13,303	53,311	66,614	16,664	1989/1995	1994
Warner Center Towers	280,721	43,110	292,147	405,168	59,418	681,007	740,425	212,766	1982-1993/2004	2002
Westside Towers	107,386	8,506	79,532	79,372	14,568	152,842	167,410	47,741	1985	1998
Westwood Center	113,344	9,512	259,341	3,448	9,513	262,788	272,301	15,962	1965/2000	2016
Westwood Place	65,669	8,542	44,419	51,019	11,448	92,532	103,980	29,310	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	40,239	14,903	59,436	74,339	18,892	1989	1999
Barrington Plaza	210,000	28,568	81,485	152,513	58,208	204,358	262,566	63,994	1963/1998	1998
Barrington/Kiowa	11,345	5,720	10,052	499	5,720	10,551	16,271	3,361	1974	2006
Barry	9,000	6,426	8,179	425	6,427	8,603	15,030	2,855	1973	2006
Kiowa	4,535	2,605	3,263	276	2,605	3,539	6,144	1,165	1972	2006
Moanalua Hillside Apartments	145,000	19,426	85,895	38,222	30,071	113,472	143,543	36,956	1968/2004	2005
Pacific Plaza	78,000	10,091	16,159	73,409	27,816	71,843	99,659	22,103	1963/1998	1999
The Shores	212,000	20,809	74,191	198,549	60,556	232,993	293,549	70,922	1965-67/2002	1999
Villas at Royal Kunia	90,120	42,887	71,376	14,066	35,164	93,165	128,329	33,403	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	476	26,864	119,749	146,613	10,463	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner (1)	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$4,152,308	$788,068	$5,330,916	$3,585,752	$1,062,345	$8,642,391	$9,704,736	$2,012,752

Property Under Development
Landmark II Development	$—	$13,070	$—	$7,760	$13,070	$7,760	$20,830		N/A	N/A
Moanalua Hillside Apartments - Development	—	5,294	—	98,348	5,294	98,348	103,642		N/A	N/A
Total Property Under Development	$—	$18,364	$—	$106,108	$18,364	$106,108	$124,472	$—

Total	$4,152,308	$806,432	$5,330,916	$3,691,860	$1,080,709	$8,748,499	$9,829,208	$2,012,752
_____________________________________________________

(1)	These properties are encumbered by our revolving credit facility, which had a zero balance as of December 31, 2017.

(2)	Includes tenant improvements and lease intangibles.

(3)	At December 31, 2017, the aggregate cost of consolidated real estate for federal income tax purposes was $6.75 billion.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2017
(In thousands)

The table below presents a reconciliation of our investment in real estate:

	Year Ended December 31,
	2017	2016	2015
Investment in real estate, gross
Beginning balance	$8,998,120	$7,266,009	$7,099,571
Property acquisitions	707,120	1,750,828	120,696
Improvements	111,642	96,649	75,367
Developments	66,013	31,559	3,778
Properties held for sale	—	(186)	(288)
Removal of fully depreciated and amortized tenant improvements and lease intangibles	(53,687)	(146,739)	(33,115)
Ending balance	$9,829,208	$8,998,120	$7,266,009

Accumulated depreciation and amortization
Beginning balance	$(1,789,678)	$(1,687,998)	$(1,517,417)
Depreciation and amortization	(276,761)	(248,914)	(205,333)
Properties held for sale	—	495	1,637
Removal of fully depreciated and amortized tenant improvements and lease intangibles	53,687	146,739	33,115
Ending balance	$(2,012,752)	$(1,789,678)	$(1,687,998)

Investment in real estate, net	$7,816,456	$7,208,442	$5,578,011