Form 10-Q
period 2018-03-31
Douglas Emmett Inc
filed 2018-05-09
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 4, 2018
Common Stock, $0.01 par value per share	169,917,966	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Glossary

Defined terms used in this Report:

Annualized Rent
Annualized cash base rent (excluding tenant reimbursements, parking and other income) before abatements under leases commenced as of the reporting date. Annualized rent for our triple net office leases is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized rent does not include lost rent recovered from insurance and rent for building management use.

Consolidated Portfolio	Includes the properties in our consolidated results, which includes the properties owned by our consolidated JVs.
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, real estate depreciation and amortization (other than amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated joint ventures and unconsolidated real estate funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a Non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations
in Item 2 for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI, a Non-GAAP measure, as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a Non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for a discussion of our Same Properties NOI.

Occupancy Rate
The percentage leased, excluding signed leases not yet commenced, as of the reporting date. Management space is considered leased and occupied, while space taken out of service during a repositioning is excluded from both the numerator and denominator for calculating percentage leased and occupied.

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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2017 Annual Report on Form 10-K. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2018	December 31, 2017

	Unaudited
Assets
Investment in real estate:
Land	$1,062,326	$1,062,345
Buildings and improvements	7,914,592	7,886,201
Tenant improvements and lease intangibles	773,065	756,190
Property under development	96,920	124,472
Investment in real estate, gross	9,846,903	9,829,208
Less: accumulated depreciation and amortization	(2,067,299)	(2,012,752)
Investment in real estate, net	7,779,604	7,816,456
Property held for sale, net	17,576	—
Cash and cash equivalents	183,556	176,645
Tenant receivables, net	2,871	2,980
Deferred rent receivables, net	111,005	106,021
Acquired lease intangible assets, net	3,998	4,293
Interest rate contract assets	98,909	60,069
Investment in unconsolidated real estate funds	110,117	107,735
Other assets	16,264	18,442
Total Assets	$8,323,900	$8,292,641

Liabilities
Secured notes payable and revolving credit facility, net	$4,098,900	$4,117,390
Interest payable, accounts payable and deferred revenue	136,874	103,947
Security deposits	49,943	50,414
Acquired lease intangible liabilities, net	69,187	75,635
Interest rate contract liabilities	46	807
Dividends payable	42,483	42,399
Total liabilities	4,397,433	4,390,592

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 169,900,749 and 169,564,927 outstanding at March 31, 2018 and December 31, 2017, respectively	1,699	1,696
Additional paid-in capital	3,277,421	3,272,539
Accumulated other comprehensive income	74,021	43,099
Accumulated deficit	(894,289)	(879,810)
Total Douglas Emmett, Inc. stockholders' equity	2,458,852	2,437,524
Noncontrolling interests	1,467,615	1,464,525
Total equity	3,926,467	3,902,049
Total Liabilities and Equity	$8,323,900	$8,292,641
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues
Office rental
Rental revenues	$147,771	$133,016
Tenant recoveries	11,053	11,050
Parking and other income	28,509	26,282
Total office revenues	187,333	170,348

Multifamily rental
Rental revenues	23,061	22,241
Parking and other income	1,853	1,892
Total multifamily revenues	24,914	24,133

Total revenues	212,247	194,481

Operating Expenses
Office expenses	60,356	54,885
Multifamily expenses	6,698	5,947
General and administrative	9,567	10,156
Depreciation and amortization	72,498	67,374
Total operating expenses	149,119	138,362

Operating income	63,128	56,119

Other income	2,630	2,162
Other expenses	(1,733)	(1,724)
Income, including depreciation, from unconsolidated real estate funds	1,506	2,177
Interest expense	(32,900)	(36,954)
Net income	32,631	21,780
Less: Net income attributable to noncontrolling interests	(4,425)	(2,731)
Net income attributable to common stockholders	$28,206	$19,049

Net income attributable to common stockholders per share – basic	$0.17	$0.12
Net income attributable to common stockholders per share – diluted	$0.17	$0.12

Dividends declared per common share	$0.25	$0.23

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$32,631	$21,780
Other comprehensive income: cash flow hedges	44,369	9,829
Comprehensive income	77,000	31,609
Less: Comprehensive income attributable to noncontrolling interests	(17,872)	(4,858)
Comprehensive income attributable to common stockholders	$59,128	$26,751

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$32,631	$21,780
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(1,506)	(2,177)
Depreciation and amortization	72,498	67,374
Net accretion of acquired lease intangibles	(6,152)	(4,192)
Straight-line rent	(5,172)	(3,588)
Increase (decrease) in the allowance for doubtful accounts	1,691	(6)
Deferred loan costs amortized and written off	2,309	2,098
Amortization of loan premium	(51)	—
Non-cash market value adjustments on interest rate contracts	—	13
Amortization of stock-based compensation	3,051	2,708
Operating distributions from unconsolidated real estate funds	1,506	2,177
Change in working capital components:
Tenant receivables	(1,582)	(1,220)
Interest payable, accounts payable and deferred revenue	16,944	22,641
Security deposits	(471)	163
Other assets	1,921	(219)
Net cash provided by operating activities	117,617	107,552

Investing Activities
Capital expenditures for improvements to real estate	(25,259)	(25,280)
Capital expenditures for developments	(11,018)	(9,905)
Deposits for property acquisitions	—	(24,000)
Capital distributions from unconsolidated real estate funds	1,953	1,407
Net cash used in investing activities	(34,324)	(57,778)

Financing Activities
Proceeds from borrowings	485,000	88,000
Repayment of borrowings	(502,808)	(68,145)
Loan cost payments	(2,785)	(85)
Contributions from noncontrolling interests in consolidated JVs	—	250
Distributions paid to noncontrolling interests	(13,085)	(9,632)
Dividends paid to common stockholders	(42,391)	(34,852)
Taxes paid on exercise of stock options	(313)	(52,704)
Net cash used in financing activities	(76,382)	(77,168)

Increase (decrease) in cash and cash equivalents and restricted cash	6,911	(27,394)
Cash and cash equivalents and restricted cash - beginning balance	176,766	113,048
Cash and cash equivalents and restricted cash - ending balance	$183,677	$85,654

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2018	2017
Operating Activities
Cash paid for interest, net of capitalized interest	$29,937	$33,400
Capitalized interest paid	$773	$521

Non-cash Investing Transactions
Accrual increase (decrease) for additions to real estate and developments	$15,995	$(554)
Capitalized stock-based compensation for improvements to real estate and developments	$452	$228
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$10,630	$13,044
Removal of fully amortized acquired lease intangible assets	$206	$65
Removal of fully accreted acquired lease intangible liabilities	$6,038	$2,073

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$211	$—
Gain recorded in AOCI - consolidated derivatives	$39,731	$4,722
Gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$4,475	$99
Accrual for dividends declared	$42,483	$35,223
Common stock issued in exchange for OP Units	$5,199	$4,523

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At March 31, 2018, we owned a Consolidated Portfolio consisting of (i) a 16.6 million square foot office portfolio, (ii) 3,448 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Funds which, at March 31, 2018, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2018, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following office and multifamily properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of March 31, 2018, the total consolidated assets, liabilities and equity of the VIEs was $8.32 billion  (of which $7.78 billion related to investment in real estate), $4.40 billion and $3.93 billion (of which $1.47 billion related to noncontrolling interests), respectively.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2017 Annual Report on Form 10-K and the notes thereto. References in this Report to the number of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASUs during the three months ended March 31, 2018 that changed our accounting policies for revenue recognition and hedge accounting disclosed in our 2017 Annual Report on Form 10-K - see "New Accounting Pronouncements" below. The adoption of these ASUs did not have a material impact on our financial statements. We have not made any other changes to our significant accounting policies disclosed in our 2017 Annual Report on Form 10-K.

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

New Accounting Pronouncements

Changes to GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs during 2018 that we expect to be applicable and have a material impact on our financial statements.

Adopted ASUs

During the three months ended March 31, 2018 we adopted the ASUs listed below:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers, and supersedes Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the industry topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Sales of real estate are now accounted for under Subtopic 610-20 which focuses on a transfer of control. The amendments in these ASUs are effective this quarter and are required to be applied on a retrospective basis.

Most of our revenues are derived from lease contracts with tenants and are not within the scope of the respective ASUs. Although our office parking revenues are within the scope of the respective ASUs, the timing and pattern of revenue recognition was not impacted. However, the scoping of our revenues could be impacted by ASU No. 2016-02, "Leases" (Topic 842), which we plan to adopt in the first quarter of 2019 - see "Recently Issued Accounting Pronouncements" further below.

Our office parking revenues are mostly derived from lease contracts with our office tenants. The lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $25.2 million and $23.2 million for the three months ended March 31, 2018 and 2017, respectively, and are included in Office parking and other income in the consolidated statements of operations. Office parking receivables were $1.4 million and $1.0 million as of March 31, 2018 and December 31, 2017, respectively. Office parking receivables are included in Tenant receivables in the consolidated balance sheets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The ASU requires the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be recorded in other comprehensive income. GAAP historically provided special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount. The amendments are effective in the first quarter of 2019 and are required to be applied on a prospective basis. We early adopted the ASU and it did not have a material impact on our financial statements. The ASU requires the cumulative effect of initially applying the ASU as an adjustment to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which the ASU is adopted. On January 1, 2018 we recorded an adjustment to AOCI and accumulated deficit of $211 thousand. See Note 10.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments". The ASU provides guidance regarding the presentation of certain types of transactions in the statement of cash flows. The amendments are required to be applied on a retrospective basis.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash". The ASU provides guidance regarding the presentation of restricted cash in the statement of cash flows. The amendments in this ASU are effective this quarter and are required to be applied retrospectively. The adoption of the ASU did not have a material impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which amends "Financial Instruments - Overall" (Subtopic 825-10). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this ASU are effective this quarter. The adoption of the ASU did not have a material impact on our financial statements.

Stock Based Compensation

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting" which amends "Compensation-Stock Compensation" (Topic 718). The ASU provides guidance regarding the application of modification accounting in Topic 718 when there are changes to the terms or conditions of a share-based payment award. The amendments in this ASU are effective this quarter and are required to be applied on a prospective basis. The adoption of the ASU did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

Leases

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

Topic 842 requires an entity to separate the lease from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone price basis for lessees, or in accordance with the allocation guidance in Topic 606 ("Revenue from Contracts with Customers") for lessors. However, in March 2018, the FASB approved an optional practical expedient that would allow lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components. The practical expedient would be limited to circumstances in which both (i) the timing and pattern of revenue recognition are the same for the lease and non-lease components and (ii) the combined single lease component would be classified as an operating lease.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Topic 842 defines initial direct costs of a lease (which may be capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as fixed employee salaries, are not considered to be initial direct costs, and may not be capitalized.

We pay rent under a ground lease which expires on December 31, 2086. See Note 15 for more information regarding this ground lease. We currently account for the lease as an operating lease. We are currently evaluating the ASU to determine if this ground lease should be accounted for as a finance lease with a corresponding right-of-use asset.

The ASU is effective in the first quarter of 2019 and early adoption is permitted. The ASU is required to be adopted using a modified retrospective approach which includes optional practical expedients related to leases that commenced before the effective date. We are currently evaluating the impact of this ASU on our financial statements and we plan to adopt the ASU in the first quarter of 2019.

3. Investment in Real Estate

Property held for sale

We are currently marketing for sale an 80,000 square foot Class A office property and a health club located in Honolulu, Hawaii. We partially own the assets through a consolidated joint venture in which we own a two-thirds interest. As of March 31, 2018, the carrying value of the assets and liabilities classified as held for sale in our consolidated balance sheets were as follows:

(In thousands)	March 31, 2018

Land	$1,863
Buildings and improvements	17,442
Tenant improvements and lease intangibles	5,150
Accumulated depreciation and amortization	(7,375)
Deferred rent receivables, net	187
Other assets	476
Interest payable, accounts payable, and deferred revenue	(167)
Property held for sale, net	$17,576

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below summarizes our above- and below-market tenant lease assets and liabilities for which we are the lessor, an above-market ground lease asset for which we are the lessor, and an above-market ground lease liability for which we are the lessee:

(In thousands)	March 31, 2018	December 31, 2017

Above-market tenant leases	$6,972	$7,177
Above-market tenant leases - accumulated amortization	(3,931)	(3,846)
Above-market ground lease	1,152	1,152
Above-market ground lease - accumulated amortization	(195)	(190)
Acquired lease intangible assets, net	$3,998	$4,293

Below-market tenant leases	$121,568	$127,606
Below-market tenant leases - accumulated accretion	(55,826)	(55,428)
Above-market ground lease	4,017	4,017
Above-market ground lease - accumulated accretion	(572)	(560)
Acquired lease intangible liabilities, net	$69,187	$75,635

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2018	2017

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$6,144	$4,184
Amortization of an above-market ground lease asset(2)	(4)	(4)
Accretion of an above-market ground lease liability(3)	12	12
Total	$6,152	$4,192
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues (we are the lessor).

(2)	Recorded as a decrease to office parking and other income (we are the lessor).

(3)	Recorded as a decrease to office expense (we are the lessee).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet. At March 31, 2018, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 69.4% of Fund X and 24.3% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions received from our Funds:

	Three Months Ended March 31,
(In thousands)	2018	2017

Operating distributions received	$1,506	$2,177
Capital distributions received	1,953	1,407
Total distributions received	$3,459	$3,584

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	March 31, 2018	December 31, 2017

Total assets	$709,102	$704,186
Total liabilities	$525,179	$523,767
Total equity	$183,923	$180,419

	Three Months Ended March 31,
(In thousands)	2018	2017

Total revenues	$19,147	$18,625
Operating income	$5,566	$4,908
Net income	$1,434	$2,144

6. Other Assets

Other assets consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017

Restricted cash	$121	$121
Prepaid expenses	7,860	9,235
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	860	1,155
Other	5,435	5,943
Total other assets	$16,264	$18,442

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of March 31, 2018 (In thousands)	Principal Balance as of December 31, 2017 (In thousands)	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$146,974	—	—	—
Term loan(3)	—	—	280,721	—	—	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	N/A
Term loan(4)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(4)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(4)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(4)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(4)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	—	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loans(4)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loans(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(5)	6/1/2038	32,100	32,213	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2020	75,000	—	LIBOR + 1.40%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,154,500	3,172,308

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(7)		4,134,500	4,152,308
Unamortized loan premium, net		4,140	4,191
Deferred loan costs, net		(39,740)	(39,109)
Total Consolidated Debt, net		$4,098,900	$4,117,390
___________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At March 31, 2018, this loan had been paid off.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(6)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(7)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2018 (In thousands)	Principal Balance as of December 31, 2017 (In thousands)

Aggregate swapped to fixed rate loans	$3,882,400	$3,547,400
Aggregate fixed rate loans	32,100	459,908
Aggregate floating rate loans	220,000	145,000
Total Debt	$4,134,500	$4,152,308

The following table summarizes certain debt statistics at March 31, 2018:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.91
Weighted average remaining life (including extension options)	6.1 years
Weighted average remaining fixed interest period	3.4 years
Weighted average annual interest rate	3.07%

Future Principal Payments

At March 31, 2018, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)
2019	$694	$694
2020	145,727	145,727
2021	370,760	75,760
2022	300,796	796
2023	1,655,833	1,500,833
Thereafter	1,660,690	2,410,690
Total future principal payments	$4,134,500	$4,134,500
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $18.2 million and $18.0 million at March 31, 2018 and December 31, 2017, respectively. The table below presents loan costs which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2018	2017

Loan costs expensed	$404	$—
Deferred loan cost amortization	1,905	2,098
Total	$2,309	$2,098

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017

Interest payable	$10,887	$9,829
Accounts payable and accrued liabilities	90,940	62,741
Deferred revenue	35,047	31,377
Total interest payable, accounts payable and deferred revenue	$136,874	$103,947

9. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we also make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 7 regarding our debt, and our consolidated JVs debt, that is hedged. See Note 16 regarding our unconsolidated Funds debt that is hedged.

Derivative Summary

As of March 31, 2018, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(3)	27	$3,882,400
Unconsolidated Funds' derivatives(2)(3)	4	$510,000
___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

(3)	See Note 12 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of March 31, 2018, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, were as follows:

(In thousands)	March 31, 2018	December 31, 2017

Consolidated derivatives(1)	$339	$915
Unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Our unconsolidated Funds did not have any derivatives in a liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, were as follows:

(In thousands)	March 31, 2018	December 31, 2017

Consolidated derivatives(1)	$99,908	$60,093
Unconsolidated Funds' derivatives(2)	$16,737	$9,350
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2018	2017
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)(2)	$211	$—
Gain recorded in AOCI(1)(2)	$39,731	$4,722
Gain (loss) reclassified from AOCI to Interest Expense(1)	$131	$(5,100)
Total Interest Expense presented in the consolidated statements of operations	$32,900	$36,954
Gain related to ineffectiveness recorded in Interest Expense	$—	$13
Unconsolidated Funds' derivatives (our share)(3):
Gain recorded in AOCI(1)	$4,475	$99
Gain (loss) reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(83)	$92
Total Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$1,506	$2,177
___________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	See Note 2 regarding the ASU adoption.

(3)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At March 31, 2018, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$20,574
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$1,282

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Transactions

During the three months ended March 31, 2018, we (i) acquired 322 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) issued 14 thousand shares of our common stock for the exercise of 32 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

During the three months ended March 31, 2017, we (i) acquired 337 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes).

Condensed Consolidated Statements of Equity

The tables below present our condensed consolidated statements of equity:

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2018	$2,437,524	$1,464,525	$3,902,049
Adjustment to opening balance of accumulated deficit(1)	(211)	—	(211)
Net income	28,206	4,425	32,631
Cash flow hedge fair value adjustments	30,922	13,447	44,369
Dividends and distributions	(42,475)	(13,085)	(55,560)
Exchange of OP units for common stock	5,199	(5,199)	—
Exercise of stock options(2)	(313)	—	(313)
Stock-based compensation	—	3,502	3,502
Balance as of March 31, 2018	$2,458,852	$1,467,615	$3,926,467
__________________________________________________
(1) Reflects the adoption of ASU No. 2017-12. See Note 2 for the details.
(2) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	19,049	2,731	21,780
Cash flow hedge fair value adjustments	7,702	2,127	9,829
Contributions to consolidated JV	—	250	250
Dividends and distributions	(35,223)	(9,632)	(44,855)
Exchange of OP units for common stock	4,523	(4,523)	—
Exercise of stock options(1)	(52,704)	—	(52,704)
Stock-based compensation	—	2,936	2,936
Balance as of March 31, 2017	$1,864,490	$1,086,817	$2,951,307
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of March 31, 2018 when we and our Operating Partnership had 169.9 million shares of common stock and 27.5 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over the service period and once vested can generally be converted to OP Units.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2018	2017

Net income attributable to common stockholders	$28,206	$19,049

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	5,199	4,523
Net transfers from noncontrolling interests	5,199	4,523

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$33,405	$23,572

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2018	2017

Beginning balance	$43,099	$15,156
Adoption of ASU 2017-12 - cumulative opening balance adjustment(2)	211	—
Consolidated derivatives:
Other comprehensive income before reclassifications	39,731	4,722
Reclassification of (gains) losses from AOCI to Interest Expense	(131)	5,100
Unconsolidated Funds' derivatives (our share):
Other comprehensive income before reclassifications	4,475	99
Reclassification of (gains) losses from AOCI to Income, including depreciation, from unconsolidated real estate funds	83	(92)
Net current period OCI	44,369	9,829
OCI attributable to noncontrolling interests	(13,447)	(2,127)
OCI attributable to common stockholders	30,922	7,702

Ending balance	$74,021	$22,858
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	See Note 2 regarding our adoption of the ASU on January 1, 2018.

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

Total net stock-based compensation expense was $3.1 million and $2.7 million for the three months ended March 31, 2018 and 2017 respectively. These amounts are net of capitalized stock-based compensation of $452 thousand and $228 thousand for the three months ended March 31, 2018 and 2017 respectively. The intrinsic value of options exercised was $803 thousand and $102.1 million for the three months ended March 31, 2018 and 2017 respectively.

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

	Three Months Ended March 31,
	2018	2017
Numerator (In thousands):
Net income attributable to common stockholders	$28,206	$19,049
Allocation to participating securities: Unvested LTIP Units	(117)	(98)
Numerator for basic and diluted net income attributable to common stock holders	$28,089	$18,951

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	169,601	152,490
Effect of dilutive securities: Stock options(1)	24	1,165
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,625	153,655

Basic EPS:
Net income attributable to common stockholders per share	$0.17	$0.12

Diluted EPS:
Net income attributable to common stockholders per share	$0.17	$0.12
____________________________________________________

(1)	The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Three Months Ended March 31,
(In thousands)	2018	2017

OP Units	26,943	24,661
Vested LTIP Units	800	762

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of March 31, 2018, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable (excluding our revolving credit facility) by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents the estimated fair value of our secured notes payable:

(In thousands)	March 31, 2018	December 31, 2017

Fair value	$4,092,680	$4,195,489
Carrying value	$4,063,640	$4,156,499

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

(In thousands)	March 31, 2018	December 31, 2017
Derivative Assets:
Fair value - consolidated derivatives(1)	$98,909	$60,069
Fair value - unconsolidated Funds' derivatives(2)	$16,611	$9,437

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$46	$807
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
____________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.

(2)
Reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated real estate funds in our consolidated balance sheets. See Note 16 regarding our unconsolidated Funds debt and derivatives.

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

(In thousands)	Three Months Ended March 31,
	2018	2017
Office Segment
Total office revenues	$187,333	$170,348
Office expenses	(60,356)	(54,885)
Office segment profit	126,977	115,463

Multifamily Segment
Total multifamily revenues	24,914	24,133
Multifamily expenses	(6,698)	(5,947)
Multifamily segment profit	18,216	18,186

Total profit from all segments	$145,193	$133,649

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2018	2017

Total profit from all segments	$145,193	$133,649
General and administrative	(9,567)	(10,156)
Depreciation and amortization	(72,498)	(67,374)
Other income	2,630	2,162
Other expenses	(1,733)	(1,724)
Income, including depreciation, from unconsolidated real estate funds	1,506	2,177
Interest expense	(32,900)	(36,954)
Net income	32,631	21,780
Less: Net income attributable to noncontrolling interests	(4,425)	(2,731)
Net income attributable to common stockholders	$28,206	$19,049

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at March 31, 2018:

Twelve months ending March 31:	(In thousands)

2019	$541,977
2020	496,874
2021	429,106
2022	337,392
2023	261,907
Thereafter	652,889
Total future minimum base rentals(1)	$2,720,145
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) holdover rent, (iii) other types of rent such as storage and antenna rent, (iv) tenant reimbursements, (v) straight- line rent, (vi) amortization/accretion of acquired above/below-market lease intangibles and (vii) percentage rents.  The amounts assume that early termination options held by tenants are not exercised.

15. Future Minimum Lease Rental Payments

We pay rent under a ground lease which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2019, and will then reset to the greater of the existing ground rent or market. We incurred ground rent expense of $183 thousand for the three months ended March 31, 2018 and 2017. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2019, presents the future minimum ground lease payments as of March 31, 2018:

Twelve months ending March 31:	(In thousands)

2019	$733
2020	733
2021	733
2022	733
2023	733
Thereafter	46,728
Total future minimum lease payments	$50,393

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2018 and 2017, no tenant accounted for more than 10% of our total revenues.

All of our properties, including the properties of our consolidated JVs and unconsolidated Funds, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

We are subject to credit risk with respect to our interest rate swap counterparties that we use to manage the risk associated with our floating rate debt. We do not post or receive collateral with respect to our swap transactions. See Note 9 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of March 31, 2018, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development and Other Contracts

During 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, building a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of March 31, 2018, we had leased 104 apartments. In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. As of March 31, 2018, we had an aggregate remaining contractual commitment for these development projects of approximately $244.8 million. As of March 31, 2018, we had an aggregate remaining contractual commitment for capital expenditure projects, repositionings and tenant improvements of approximately $29.0 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2018, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of March 31, 2018. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)(5)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $2.9 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $30.9 million.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2018, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable square feet (in thousands)	16,578	18,409
Leased rate	90.7%	90.5%
Occupied rate	88.7%	88.6%

Multifamily
Properties(3)	10	10
Units	3,448	3,448
Leased rate	98.9%	98.9%
Occupied rate	96.2%	96.2%

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

(2)
Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Funds.

(3) Our office and multifamily portfolios include ancillary retail space.

Annualized rent

As of March 31, 2018, annualized rent from our Consolidated Portfolio was derived as follows:

______

Financings, Developments and Repositionings

Financings

•
In February 2018, we borrowed $335 million under a secured, non-recourse interest-only loan maturing in March 2025. The loan bears interest at LIBOR + 1.30%, which was effectively fixed at 3.84% for five years through interest rate swaps. The loan is secured by a wholly-owned office property. We used the proceeds from the loan and our credit line to pay off two loans totaling $426 million which were scheduled to mature in 2019. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

Developments

We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
In West Los Angeles, we are building a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project.

•
At our Moanalua Hillside Apartments in Honolulu, we are building an additional 475 apartments (net of existing apartments removed), which we expect will cost approximately $120.0 million excluding the cost of the land which we already owned before beginning the project. We also plan to invest additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of March 31, 2018, we had leased 104 apartments.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. In addition to our Moanalua Hillside Apartments in Honolulu, described above under "Developments", as of March 31, 2018, we were repositioning four wholly-owned office properties aggregating 1.5 million square feet and one 583 thousand square foot office property held in a consolidated joint venture.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Three Months Ended	Year Ended December 31,
	March 31, 2018	2017	2016	2015	2014

Average straight-line rental rate(1)(2)	$50.68	$44.48	$43.21	$42.65	$35.93
Annualized lease transaction costs(3)	$5.06	$5.68	$5.74	$4.77	$4.66

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

(2)	Reflects the weighted average straight-line Annualized Rent.

(3)	Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the three months ended March 31, 2018:

Rent Roll (1)(2)	Starting Cash Rent	Straight-line Rent	Expiring Cash Rent

Leases signed during the period	$47.00	$50.68	N/A
Prior leases for the same space	$33.39	$36.10	$40.20
Percentage change	40.8%	40.4%	16.9%	(3)

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Three Months Ended	Year Ended December 31,
	March 31, 2018	2017	2016	2015	2014

Average annual rental rate - new tenants(1)	$28,103	$28,613	$28,435	$27,936	$28,870

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of 2014.

Multifamily Rent Roll

During the three months ended March 31, 2018, average rent on leases to new tenants was 1.0% lower for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2018	2017	2016	2015	2014

Office portfolio	88.6%	89.8%	90.4%	91.2%	90.5%
Multifamily portfolio	96.2%	96.4%	97.9%	98.0%	98.2%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(2):	March 31, 2018	2017	2016	2015	2014

Office portfolio	89.2%	89.5%	90.6%	90.9%	90.0%
Multifamily portfolio	96.3%	97.2%	97.6%	98.2%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of March 31, 2018, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2015, 2016, 2017 with the same remaining duration as the leases for the labeled year had at March 31, 2018. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

	(In thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

Revenues

Office rental revenue	$147,771	$133,016	$14,755	11.1%
The increase was due to rental revenues of $10.4 million from properties that we acquired in 2017 and an increase in rental revenues of $4.3 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy.

Office tenant recoveries	$11,053	$11,050	$3	—%
Office tenant recoveries were relatively unchanged and included tenant recoveries of $0.6 million from properties that we acquired in 2017 offset by a decrease in tenant recoveries of $0.6 million from the properties that we owned throughout both periods. The decrease from properties that we owned throughout both periods was primarily due to the timing of billings in 2018.

Office parking and other income	$28,509	$26,282	$2,227	8.5%
The increase was due to parking and other income of $1.3 million from properties that we acquired in 2017 and an increase of $1.0 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$24,914	$24,133	$781	3.2%
The increase was due to an increase in rental revenues which was primarily due to an increase in rental rates and revenues from our new Moanalua development apartments recently placed into service, partially offset by a decrease in occupancy.

Operating expenses

Office rental expenses	$60,356	$54,885	$(5,471)	(10.0)%
The increase was due to rental expenses of $3.6 million from properties that we acquired during 2017 and an increase of $1.9 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in personnel and utility expenses.

Multifamily rental expenses	$6,698	$5,947	$(751)	(12.6)%	The increase was primarily due to an increase in personnel expenses, utility expenses and real estate taxes.

	(in thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

General and administrative	$9,567	$10,156	$589	5.8%	The decrease was primarily due to payroll taxes of $1.4 million incurred during 2017 related to the exercise of options, partially offset by an increase in personnel expenses and legal fees.
Depreciation and amortization	$72,498	$67,374	$(5,124)	(7.6)%
The increase was due to depreciation and amortization of $5.4 million from properties that we acquired during 2017 partially offset by a decrease of $300 thousand from properties that we owned throughout both periods. The decrease from the properties that we owned throughout both periods was primarily due to accelerated depreciation in 2017 for units taken out of service in connection with our Moanalua development.

Non-Operating Income and Expenses

Other income	$2,630	$2,162	$468	21.6%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(1,733)	$(1,724)	$(9)	(0.5)%	Other expenses were relatively unchanged.
Income, including depreciation, from unconsolidated real estate funds	$1,506	$2,177	$(671)	(30.8)%	The decrease was primarily due to an increase in interest expense and loan costs for one of our unconsolidated Funds after 2017 recapitalization.
Interest expense	$(32,900)	$(36,954)	$4,054	11.0%
The decrease was primarily due to a decrease in interest expense of $6.1 million as a result of lower debt balances, partially offset by an increase in interest expense of $2.0 million for debt related to our acquisitions in 2017.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify trends in occupancy rates, rental rates and operating costs from year to year, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net income.

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

For the three months ended March 31, 2018, FFO increased by $12.3 million, or 14.7%, to $96.0 million, compared to $83.7 million for the three months ended March 31, 2017. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates, and (ii) a decrease in interest expense due to lower debt balances.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
(In thousands)	2018	2017

Net income attributable to common stockholders	$28,206	$19,049
Depreciation and amortization of real estate assets	72,498	67,374
Net income attributable to noncontrolling interests	4,425	2,731
Adjustments attributable to unconsolidated Funds(1)	4,097	4,036
Adjustments attributable to consolidated JVs(2)	(13,242)	(9,521)
FFO	$95,984	$83,669

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Non-GAAP Supplemental Financial Measure: Same Property NOI

Usefulness to Investors

We report Same Property NOI to facilitate a comparison of our operations between reported periods. Many investors use Same Property NOI to evaluate our operating performance and to compare our operating performance with other REITs, because it can reduce the impact of investing transactions on operating trends. NOI is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure.  We report NOI because it is a widely recognized measure of the performance of equity REITs, and is used by some investors to identify trends in occupancy rates, rental rates and operating costs and to compare our operating performance with that of other REITs.  NOI has limitations as a measure of our performance because it excludes depreciation and amortization expense, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate Same Property NOI in the same manner. As a result, our Same Property NOI may not be comparable to the Same Property NOI of other REITs. Same Property NOI should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. See "Results of Operations" above for a discussion of the items that impacted our net income.

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

As of March 31, 2018, our same properties included 47 office properties, aggregating 11.8 million rentable square feet, and 9 multifamily properties with an aggregate 2,640 units:

	Three Months Ended March 31,		Favorable
(In thousands)	2018	2017	(Unfavorable)	Percentage	Commentary

Office revenues	$121,031	$117,293	$3,738	3.2%	The increase was primarily due to an increase in rental and parking rates, partially offset by a decrease in occupancy.
Office expenses	(40,000)	(38,239)	(1,761)	(4.6)%	The increase was primarily due to an increase in personnel and utility expenses.
Office NOI	81,031	79,054	1,977	2.5%

Multifamily revenues	20,845	20,499	346	1.7%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates, partially offset by a decrease in occupancy.
Multifamily expenses	(5,330)	(4,903)	(427)	(8.7)%	The increase was primarily due to an increase in personnel and utility expenses, as well as the timing of some other expenses.
Multifamily NOI	15,515	15,596	(81)	(0.5)%

Total NOI	$96,546	$94,650	$1,896	2.0%

Reconciliation to GAAP

The table below presents a reconciliation of our same property NOI to net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands)	2018	2017

Same Property NOI	$96,546	$94,650
Non-comparable office revenues	66,302	53,055
Non-comparable office expenses	(20,356)	(16,646)
Non-comparable multifamily revenues	4,069	3,634
Non-comparable multifamily expenses	(1,368)	(1,044)
NOI	145,193	133,649
General and administrative	(9,567)	(10,156)
Depreciation and amortization	(72,498)	(67,374)
Operating income	63,128	56,119
Other income	2,630	2,162
Other expenses	(1,733)	(1,724)
Income, including depreciation, from unconsolidated real estate funds	1,506	2,177
Interest expense	(32,900)	(36,954)
Net income	32,631	21,780
Less: Net income attributable to noncontrolling interests	(4,425)	(2,731)
Net income attributable to common stockholders	$28,206	$19,049

Liquidity and Capital Resources

Short-term liquidity

Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility.  See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our revolving credit facility.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development projects and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse indebtedness, the issuance of equity securities, including common stock and OP Units, and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400 million of shares of common stock as of the date of this Report.

To mitigate the impact of changing interest rates on our cash flows from operations, most of our long-term secured loans carry fixed interest rates, and we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2018, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

	Three Months Ended March 31,
(In thousands)	2018	2017	Increase (Decrease)	Percentage

Cash flows provided by operating activities(1)	$117,617	$107,552	$10,065	9.4%
Cash flows used in investing activities(2)	$(34,324)	$(57,778)	$(23,454)	(40.6)%
Cash flows used in financing activities(3)	$(76,382)	$(77,168)	$(786)	1.0%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs, and interest expense.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates and (ii) a decrease in interest expense due to lower debt balances.

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and recurring and non-recurring capital expenditures. The decrease is primarily due to a decrease of $24.0 million in deposits for property acquisitions.

(3)
Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to $52.4 million in taxes paid on the exercise of stock options in 2017, partially offset by (i) a decrease in net borrowings of $37.7 million and (ii) an increase in dividends and distributions paid to common stockholders and noncontrolling interests, respectively, of $11.0 million.

Critical Accounting Policies

We adopted ASUs during the period covered by this Report that changed our accounting policy for revenue recognition - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of recently issued and adopted accounting literature. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2017 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At March 31, 2018, 5.3% of our consolidated debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of  $1.1 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of March 31, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for any additional relevant information disclosed in our public reports during 2018, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

DOUGLAS EMMETT, INC.

Date:	May 9, 2018	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 9, 2018	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO