Form 10-Q
period 2018-06-30
Douglas Emmett Inc
filed 2018-08-03
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 27, 2018
Common Stock, $0.01 par value per share	169,917,966	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

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

Same Properties
Our wholly-owned properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project that we believed significantly affected its results during the comparative periods.

Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Funds.

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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2018	December 31, 2017

	Unaudited
Assets
Investment in real estate:
Land	$1,064,189	$1,062,345
Buildings and improvements	7,945,119	7,886,201
Tenant improvements and lease intangibles	802,868	756,190
Property under development	111,760	124,472
Investment in real estate, gross	9,923,936	9,829,208
Less: accumulated depreciation and amortization	(2,136,480)	(2,012,752)
Investment in real estate, net	7,787,456	7,816,456
Cash and cash equivalents	170,391	176,645
Tenant receivables, net	3,261	2,980
Deferred rent receivables, net	115,211	106,021
Acquired lease intangible assets, net	3,741	4,293
Interest rate contract assets	116,090	60,069
Investment in unconsolidated real estate funds	109,835	107,735
Other assets	11,999	18,442
Total Assets	$8,317,984	$8,292,641

Liabilities
Secured notes payable and revolving credit facility, net	$4,106,495	$4,117,390
Interest payable, accounts payable and deferred revenue	125,419	103,947
Security deposits	50,509	50,414
Acquired lease intangible liabilities, net	62,789	75,635
Interest rate contract liabilities	—	807
Dividends payable	42,486	42,399
Total liabilities	4,387,698	4,390,592

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 169,917,966 and 169,564,927 outstanding at June 30, 2018 and December 31, 2017, respectively	1,699	1,696
Additional paid-in capital	3,277,643	3,272,539
Accumulated other comprehensive income	87,486	43,099
Accumulated deficit	(905,085)	(879,810)
Total Douglas Emmett, Inc. stockholders' equity	2,461,743	2,437,524
Noncontrolling interests	1,468,543	1,464,525
Total equity	3,930,286	3,902,049
Total Liabilities and Equity	$8,317,984	$8,292,641
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Office rental
Rental revenues	$150,161	$135,665	$297,932	$268,681
Tenant recoveries	14,654	12,801	25,707	23,851
Parking and other income	28,946	27,076	57,455	53,358
Total office revenues	193,761	175,542	381,094	345,890

Multifamily rental
Rental revenues	23,655	22,237	46,716	44,478
Parking and other income	2,053	1,853	3,906	3,745
Total multifamily revenues	25,708	24,090	50,622	48,223

Total revenues	219,469	199,632	431,716	394,113

Operating Expenses
Office expenses	61,818	57,887	122,174	112,772
Multifamily expenses	6,908	5,878	13,606	11,825
General and administrative	9,437	8,592	19,004	18,748
Depreciation and amortization	73,379	68,793	145,877	136,167
Total operating expenses	151,542	141,150	300,661	279,512

Operating income	67,927	58,482	131,055	114,601

Other income	2,792	2,331	5,422	4,493
Other expenses	(2,086)	(1,773)	(3,819)	(3,497)
Income, including depreciation, from unconsolidated real estate funds	1,668	1,113	3,174	3,290
Interest expense	(33,268)	(38,000)	(66,168)	(74,954)
Net income	37,033	22,153	69,664	43,933
Less: Net income attributable to noncontrolling interests	(5,349)	(1,909)	(9,774)	(4,640)
Net income attributable to common stockholders	$31,684	$20,244	$59,890	$39,293

Net income attributable to common stockholders per share – basic	$0.19	$0.13	$0.35	$0.25
Net income attributable to common stockholders per share – diluted	$0.19	$0.13	$0.35	$0.25

Dividends declared per common share	$0.25	$0.23	$0.50	$0.46

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$37,033	$22,153	$69,664	$43,933
Other comprehensive income (loss): cash flow hedges	18,994	(4,193)	63,363	5,636
Comprehensive income	56,027	17,960	133,027	49,569
Less: Comprehensive (income) loss attributable to noncontrolling interests	(10,878)	297	(28,750)	(4,561)
Comprehensive income attributable to common stockholders	$45,149	$18,257	$104,277	$45,008

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$69,664	$43,933
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(3,174)	(3,290)
Depreciation and amortization	145,877	136,167
Net accretion of acquired lease intangibles	(12,295)	(8,476)
Straight-line rent	(9,191)	(6,030)
Increase in the allowance for doubtful accounts	1,335	504
Deferred loan costs amortized and written off	4,279	4,522
Amortization of loan premium	(102)	—
Non-cash market value adjustments on interest rate contracts	—	25
Amortization of stock-based compensation	5,964	5,311
Operating distributions from unconsolidated real estate funds	3,174	3,290
Change in working capital components:
Tenant receivables	(1,616)	(868)
Interest payable, accounts payable and deferred revenue	4,974	16,718
Security deposits	95	2,392
Other assets	6,896	4,404
Net cash provided by operating activities	215,880	198,602

Investing Activities
Capital expenditures for improvements to real estate	(73,127)	(51,370)
Capital expenditures for developments	(26,474)	(23,646)
Property acquisitions	—	(354,023)
Deposits for property acquisitions	—	(10,000)
Acquisitions of additional interests in unconsolidated real estate funds	—	(2,571)
Capital distributions from unconsolidated real estate funds	3,774	39,962
Net cash used in investing activities	(95,827)	(401,648)

Financing Activities
Proceeds from borrowings	535,000	933,000
Repayment of borrowings	(546,979)	(986,069)
Loan cost payments	(2,924)	(6,889)
Contributions from noncontrolling interests in consolidated JVs	—	188,248
Distributions paid to noncontrolling interests	(26,114)	(19,202)
Dividends paid to common stockholders	(84,868)	(70,075)
Taxes paid on exercise of stock options	(314)	(52,704)
Repurchase of OP Units	(108)	—
Proceeds from issuance of common stock, net	—	276,961
Net cash (used in) provided by financing activities	(126,307)	263,270

(Decrease) increase in cash and cash equivalents and restricted cash	(6,254)	60,224
Cash and cash equivalents and restricted cash - beginning balance	176,766	113,048
Cash and cash equivalents and restricted cash - ending balance	$170,512	$173,272

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2018	2017
Operating Activities
Cash paid for interest, net of capitalized interest	$61,228	$69,001
Capitalized interest paid	$1,558	$1,150

Non-cash Investing Transactions
Accrual for additions to real estate and developments	$16,329	$417
Capitalized stock-based compensation for improvements to real estate and developments	$948	$475
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$22,157	$22,077
Removal of fully amortized acquired lease intangible assets	$1,180	$71
Removal of fully accreted acquired lease intangible liabilities	$8,899	$2,935

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$211	$—
Gain (loss) recorded in AOCI - consolidated derivatives	$58,890	$(4,016)
Gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$6,404	$867
Dividends declared	$84,955	$72,194
Common stock issued in exchange for OP Units	$5,481	$8,856

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At June 30, 2018, our Consolidated Portfolio consisted of (i) a 16.6 million square foot office portfolio, (ii) 3,522 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at June 30, 2018, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of June 30, 2018, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following office and multifamily properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of June 30, 2018, the total consolidated assets, liabilities and equity of the VIEs was $8.32 billion  (of which $7.79 billion related to investment in real estate), $4.39 billion and $3.93 billion (of which $1.47 billion related to noncontrolling interests), respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASUs during the six months ended June 30, 2018 that changed our accounting policies for revenue recognition and hedge accounting disclosed in our 2017 Annual Report on Form 10-K - see "New Accounting Pronouncements" below. The adoption of these ASUs did not have a material impact on our financial statements. We have not made any other changes to our significant accounting policies disclosed in our 2017 Annual Report on Form 10-K.

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

Adopted ASUs

During the six months ended June 30, 2018 we adopted the ASUs listed below:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers, and supersedes Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the industry topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Sales of real estate are now accounted for under Subtopic 610-20 which focuses on a transfer of control. The amendments in these ASUs were effective in the first quarter of 2018 and were required to be applied on a retrospective basis.

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

Our office parking revenues are mostly derived from lease contracts with our office tenants. The lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $25.7 million and $24.0 million for the three months ended June 30, 2018 and 2017, and $50.8 million and $47.2 million for the six months ended June 30, 2018 and 2017, respectively, and are included in Office parking and other income in our consolidated statements of operations. Office parking receivables were $1.0 million as of June 30, 2018 and December 31, 2017. Office parking receivables are included in Tenant receivables in our consolidated balance sheets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The ASU requires the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be recorded in other comprehensive income. GAAP historically provided special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount. The amendments are effective in the first quarter of 2019 and are required to be applied on a prospective basis. We early adopted the ASU and it did not have a material impact on our financial statements. The ASU requires the cumulative effect of initially applying the ASU as an adjustment to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which the ASU is adopted. On January 1, 2018, we recorded such an adjustment to AOCI and accumulated deficit of $211 thousand. See Note 10.

ASUs Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842). The primary difference between Topic 842 and current GAAP is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases under current GAAP. The accounting applied by lessors is largely unchanged from current GAAP, for example, the vast majority of operating leases will remain classified as operating leases, and lessors will continue to recognize lease income for those leases on a straight-line basis over the lease term.

Topic 842 requires separation of the lease from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components should be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone selling price basis and the non-lease component would be accounted for in accordance with ASC 606 ("Revenue from Contracts with Customers"). In July 2018, the FASB issued ASU No. 2018-11 which includes an optional practical expedient for lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components if certain criteria are met.

Topic 842 defines initial direct costs of a lease (which we have historically capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized.

We pay rent under a ground lease which expires on December 31, 2086. See Note 15 for more information regarding this ground lease. We currently account for the lease as an operating lease. We are currently evaluating the ASUs to determine if this ground lease should be accounted for as a finance lease with a corresponding right-of-use asset.

The ASUs are effective in the first quarter of 2019 and are required to be adopted using a modified retrospective approach, which includes optional practical expedients related to leases that commenced before the effective date. ASU No. 2018-11 includes an optional practical expedient which allows the new requirements to be applied on the date of adoption rather than the beginning of the earliest comparative period presented.

We are in the process of evaluating the impact of the ASUs, and the related practical expedients, on our financial statements and we plan to adopt the ASUs in the first quarter of 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

Property previously held for sale

During the first quarter we actively marketed for sale an 80,000 square foot Class A office property and a health club located in Honolulu, Hawaii. We partially own the assets through a consolidated joint venture in which we own a two-thirds interest. The net assets were presented in our first quarter balance sheet as property held-for-sale. During the second quarter we ceased marketing the assets for sale and reclassified the net assets in our balance sheet to investment in real estate.

Acquisitions during the six months ended June 30, 2017

We account for our property acquisitions as asset acquisitions. Prior to January 1, 2017, we accounted for our property acquisitions as business combinations. The acquired properties results of operations are included in our results of operations from the respective acquisition dates.

On April 25, 2017, a consolidated JV that we manage and in which we own an equity interest acquired two Class A office properties. The table below summarizes the purchase price allocations for the acquisitions. The contract and purchase prices differ due to prorations and similar matters:

(In thousands)	1299 Ocean	429 Santa Monica

Submarket	Santa Monica	Santa Monica
Acquisition date	April 25	April 25
Contract price	$275,800	$77,000
Building square footage	206	87

Investment in real estate:
Land	$22,748	$4,949
Buildings and improvements	260,188	69,286
Tenant improvements and lease intangibles	5,010	3,248
Acquired above- and below-market leases, net	(10,683)	(722)
Net assets and liabilities acquired	$277,263	$76,761

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

The table below summarizes our above- and below-market leases:

(In thousands)	June 30, 2018	December 31, 2017

Above-market tenant leases	$5,997	$7,177
Above-market tenant leases - accumulated amortization	(3,209)	(3,846)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(199)	(190)
Acquired lease intangible assets, net	$3,741	$4,293

Below-market tenant leases	$118,707	$127,606
Below-market tenant leases - accumulated accretion	(59,350)	(55,428)
Above-market ground lease where we are the tenant	4,017	4,017
Above-market ground lease - accumulated accretion	(585)	(560)
Acquired lease intangible liabilities, net	$62,789	$75,635

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases :

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$6,134	$4,275	$12,277	$8,458
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Accretion of an above-market ground lease liability(3)	13	13	26	26
Total	$6,143	$4,284	$12,295	$8,476
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)	Recorded as a decrease to office expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet. At June 30, 2018, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 69.4% of Fund X and 24.3% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions received from our Funds:

	Six Months Ended June 30,
(In thousands)	2018	2017

Operating distributions received	$3,174	$3,290
Capital distributions received	3,774	39,962
Total distributions received	$6,948	$43,252

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	June 30, 2018	December 31, 2017

Total assets	$708,436	$704,186
Total liabilities	$525,144	$523,767
Total equity	$183,292	$180,419

	Six Months Ended June 30,
(In thousands)	2018	2017

Total revenues	$38,963	$37,071
Operating income	$11,504	$9,723
Net income	$3,180	$2,853

6. Other Assets

Other assets consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017

Restricted cash	$121	$121
Prepaid expenses	2,952	9,235
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	839	1,155
Other	6,099	5,943
Total other assets	$11,999	$18,442

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

The following table summarizes our secured notes payable and revolving credit facility:

Description	Maturity Date(1)	Principal Balance as of June 30, 2018 (In thousands)	Principal Balance as of December 31, 2017 (In thousands)	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$146,974	—	—	—
Term loan(3)	—	—	280,721	—	—	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	N/A
Term loan(4)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(4)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(4)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(4)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(4)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	—	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loans(4)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loans(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(5)	6/1/2038	31,929	32,213	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2020	81,000	—	LIBOR + 1.40%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,160,329	3,172,308

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(7)		4,140,329	4,152,308
Unamortized loan premium, net		4,089	4,191
Deferred loan costs, net		(37,923)	(39,109)
Total Consolidated Debt, net		$4,106,495	$4,117,390
___________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At June 30, 2018, this loan had been paid off.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(6)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(7)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2018 (In thousands)	Principal Balance as of December 31, 2017 (In thousands)

Aggregate swapped to fixed rate loans	$3,882,400	$3,547,400
Aggregate fixed rate loans	31,929	459,908
Aggregate floating rate loans	226,000	145,000
Total Debt	$4,140,329	$4,152,308

The following table summarizes certain debt statistics at June 30, 2018:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.91
Weighted average remaining life (including extension options)	5.9 years
Weighted average remaining fixed interest period	3.2 years
Weighted average annual interest rate	3.07%

Future Principal Payments

At June 30, 2018, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Twelve months ending June 30:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)
2019	$702	$702
2020	145,735	145,735
2021	376,769	81,769
2022	640,805	340,805
2023	1,675,842	1,520,842
Thereafter	1,300,476	2,050,476
Total future principal payments	$4,140,329	$4,140,329
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $20.2 million and $18.0 million at June 30, 2018 and December 31, 2017, respectively. The table below presents loan costs which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Loan costs expensed	$—	$376	$404	$376
Deferred loan cost amortization	1,970	2,424	3,875	4,522
Total	$1,970	$2,800	$4,279	$4,898

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

Interest payable, accounts payable and deferred revenue consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017

Interest payable	$10,592	$9,829
Accounts payable and accrued liabilities	75,748	62,741
Deferred revenue	39,079	31,377
Total interest payable, accounts payable and deferred revenue	$125,419	$103,947

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

Derivative Summary

As of June 30, 2018, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

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

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of June 30, 2018, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. As of June 30, 2018, we, including our consolidated JVs' and our unconsolidated Funds, did not have any interest rate swaps with fair values that were in a liability position.

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

(In thousands)	June 30, 2018	December 31, 2017

Consolidated derivatives(1)	$117,876	$60,093
Unconsolidated Funds' derivatives(2)	$19,582	$9,350
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2018	2017
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)(2)	$211	$—
Gain (loss) recorded in AOCI(1)(2)	$58,890	$(4,016)
(Gain) loss reclassified from AOCI to Interest Expense(1)	$(2,063)	$8,955
Total Interest Expense presented in the consolidated statements of operations	$(66,168)	$(74,954)
Gain related to ineffectiveness recorded in Interest Expense	$—	$25
Unconsolidated Funds' derivatives (our share)(3):
Gain recorded in AOCI(1)	$6,404	$867
Gain reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(79)	$(170)
Total Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$3,174	$3,290
___________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	See Note 2 regarding the ASU adoption.

(3)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At June 30, 2018, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$30,465
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$2,053

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Transactions

During the six months ended June 30, 2018, we (i) acquired 339 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 3 thousand OP Units for $108 thousand in cash and (iii) issued 14 thousand shares of our common stock for the exercise of 32 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

During the six months ended June 30, 2017, we (i) acquired 659 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes) and (iii) issued 9.1 million shares of our common stock under our ATM program for net proceeds of $346.0 million.

Condensed Consolidated Statements of Equity

The tables below present our condensed consolidated statements of equity:

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2018	$2,437,524	$1,464,525	$3,902,049
Adjustment to opening balance of accumulated deficit(1)	(211)	—	(211)
Net income	59,890	9,774	69,664
Cash flow hedge fair value adjustments	44,387	18,976	63,363
Dividends and distributions	(84,955)	(26,114)	(111,069)
Exchange of OP units for common stock	5,481	(5,481)	—
OP Units redeemed with cash	(59)	(49)	(108)
Exercise of stock options(2)	(314)	—	(314)
Stock-based compensation	—	6,912	6,912
Balance as of June 30, 2018	$2,461,743	$1,468,543	$3,930,286
__________________________________________________
(1) Reflects the adoption of ASU No. 2017-12. See Note 2 for details.
(2) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	39,293	4,640	43,933
Cash flow hedge fair value adjustments	5,715	(79)	5,636
Contributions to consolidated JV	—	188,248	188,248
Dividends and distributions	(72,194)	(19,202)	(91,396)
Exchange of OP units for common stock	8,856	(8,856)	—
Exercise of stock options(1)	(52,704)	—	(52,704)
Stock-based compensation	—	5,786	5,786
Sale of common stock, net of offering costs	276,961	—	276,961
Balance as of June 30, 2017	$2,127,070	$1,263,465	$3,390,535
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of June 30, 2018 when we and our Operating Partnership had 169.9 million shares of common stock and 27.4 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2018	2017

Net income attributable to common stockholders	$59,890	$39,293

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	5,481	8,856
Repurchase of OP Units from noncontrolling interests	(59)	—
Net transfers from noncontrolling interests	5,422	8,856

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$65,312	$48,149

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2018	2017

Beginning balance	$43,099	$15,156
Adoption of ASU 2017-12 - cumulative opening balance adjustment(2)	211	—
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	58,890	(4,016)
Reclassification of (gains) losses from AOCI to Interest Expense	(2,063)	8,955
Unconsolidated Funds' derivatives (our share):
Other comprehensive income before reclassifications	6,404	867
Reclassification of gains from AOCI to Income, including depreciation, from unconsolidated real estate funds	(79)	(170)
Net current period OCI	63,363	5,636
OCI attributable to noncontrolling interests	(18,976)	79
OCI attributable to common stockholders	44,387	5,715

Ending balance	$87,486	$20,871
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	See Note 2 regarding our adoption of the ASU on January 1, 2018.

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

Total net stock-based compensation expense was $2.9 million and $2.6 million for the three months ended June 30, 2018 and 2017, and $6.0 million and $5.3 million for the six months ended June 30, 2018 and 2017 respectively. These amounts are net of capitalized stock-based compensation of $496 thousand and $247 thousand for the three months ended June 30, 2018 and 2017, and $948 thousand and $475 thousand for the six months ended June 30, 2018 and 2017 respectively. No options were exercised for the three months ended June 30, 2018 and 2017. The intrinsic value of options exercised was $803 thousand and $102.1 million for the six months ended June 30, 2018 and 2017 respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (In thousands):
Net income attributable to common stockholders	$31,684	$20,244	$59,890	$39,293
Allocation to participating securities: Unvested LTIP Units	(156)	(97)	(294)	(196)
Numerator for basic and diluted net income attributable to common stock holders	$31,528	$20,147	$59,596	$39,097

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	169,916	155,898	169,759	154,203
Effect of dilutive securities: Stock options(1)	10	54	17	607
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,926	155,952	169,776	154,810

Basic EPS:
Net income attributable to common stockholders per share	$0.19	$0.13	$0.35	$0.25

Diluted EPS:
Net income attributable to common stockholders per share	$0.19	$0.13	$0.35	$0.25
____________________________________________________

(1)	The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

OP Units	26,637	24,797	26,790	24,730
Vested LTIP Units	807	313	803	536

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of June 30, 2018, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	June 30, 2018	December 31, 2017

Fair value	$4,090,917	$4,195,489
Carrying value	$4,063,418	$4,156,499

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

(In thousands)	June 30, 2018	December 31, 2017
Derivative Assets:
Fair value - consolidated derivatives(1)	$116,090	$60,069
Fair value - unconsolidated Funds' derivatives(2)	$19,308	$9,437

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$—	$807
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Office Segment
Total office revenues	$193,761	$175,542	$381,094	$345,890
Office expenses	(61,818)	(57,887)	(122,174)	(112,772)
Office segment profit	131,943	117,655	258,920	233,118

Multifamily Segment
Total multifamily revenues	25,708	24,090	50,622	48,223
Multifamily expenses	(6,908)	(5,878)	(13,606)	(11,825)
Multifamily segment profit	18,800	18,212	37,016	36,398

Total profit from all segments	$150,743	$135,867	$295,936	$269,516

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total profit from all segments	$150,743	$135,867	$295,936	$269,516
General and administrative	(9,437)	(8,592)	(19,004)	(18,748)
Depreciation and amortization	(73,379)	(68,793)	(145,877)	(136,167)
Other income	2,792	2,331	5,422	4,493
Other expenses	(2,086)	(1,773)	(3,819)	(3,497)
Income, including depreciation, from unconsolidated real estate funds	1,668	1,113	3,174	3,290
Interest expense	(33,268)	(38,000)	(66,168)	(74,954)
Net income	37,033	22,153	69,664	43,933
Less: Net income attributable to noncontrolling interests	(5,349)	(1,909)	(9,774)	(4,640)
Net income attributable to common stockholders	$31,684	$20,244	$59,890	$39,293

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at June 30, 2018:

Twelve months ending June 30:	(In thousands)

2019	$563,563
2020	527,436
2021	456,384
2022	364,772
2023	291,970
Thereafter	670,467
Total future minimum base rentals(1)	$2,874,592
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

15. Future Minimum Lease Rental Payments

We pay rent under a ground lease which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2019, and will then reset to the greater of the existing ground rent or market. We incurred ground rent expense of $183 thousand for the three months ended June 30, 2018 and 2017 and $366 thousand for the six months ended June 30, 2018 and 2017 respectively. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2019, presents the future minimum ground lease payments as of June 30, 2018:

Twelve months ending June 30:	(In thousands)

2019	$733
2020	733
2021	733
2022	733
2023	733
Thereafter	46,544
Total future minimum lease payments	$50,209

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2018 and 2017, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of June 30, 2018, the obligations to remove the asbestos from these properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation.

Development and Other Contracts

During 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, building a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of June 30, 2018, we had leased 194 apartments. In West Los Angeles, we plan to build a high-rise apartment building with 376 apartments. As of June 30, 2018, we had an aggregate remaining contractual commitment for these development projects of approximately $230.6 million. As of June 30, 2018, we had an aggregate remaining contractual commitment for capital expenditure projects, repositionings and tenant improvements of approximately $46.6 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2018, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of June 30, 2018. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)(5)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $2.7 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $29.1 million.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of June 30, 2018, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable Square Feet (in thousands)	16,583	18,418
Leased rate	91.6%	91.7%
Occupied rate	88.9%	88.9%

Multifamily
Properties(3)	10	10
Units	3,522	3,522
Leased rate	99.7%	99.7%
Occupied rate	96.2%	96.2%

__________________________________________________

(1)
Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we own 100% of these properties except for ten office properties totaling 2.8 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two parcels of land from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Funds.

(3) Our office and multifamily portfolios include ancillary retail space.

Annualized rent

As of June 30, 2018, annualized rent from our Consolidated Portfolio was derived as follows:

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

Developments

We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
In West Los Angeles, we are building a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land or the existing underground parking garage, both of which we owned before beginning the project. We expect construction to take about 3 years.

•
At our Moanalua Hillside Apartments in Honolulu, we are building an additional 475 apartments (net of existing apartments removed), which we expect will cost approximately $120.0 million excluding the cost of the land which we already owned before beginning the project. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. We expect to complete the project around year end and as of June 30, 2018, we had leased 194 of the new units.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. We generally select a property for repositioning at the time we purchase it, although repositioning efforts can also occur at properties that we already own. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period. In addition to our Moanalua Hillside Apartments project in Honolulu, described above under "Developments", as of June 30, 2018, we were repositioning four wholly-owned office properties aggregating 1.5 million square feet and one 583 thousand square foot office property held in a consolidated joint venture.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016	2015	2014

Average straight-line rental rate(1)(2)	$50.77	$44.48	$43.21	$42.65	$35.93
Annualized lease transaction costs(3)	$5.71	$5.68	$5.74	$4.77	$4.66

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

(3)
Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated due to repositioning projects.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the six months ended June 30, 2018:

Rent Roll (1)(2)	Starting Cash Rent	Straight-line Rent	Expiring Cash Rent

Leases signed during the period	$47.91	$50.77	N/A
Prior leases for the same space	$35.35	$37.61	$41.83
Percentage change	35.5%	35.0%	14.6%	(3)

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Six Months Ended	Year Ended December 31,
	June 30, 2018	2017	2016	2015	2014

Average annual rental rate - new tenants(1)	$27,786	$28,613	$28,435	$27,936	$28,870

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of 2014.

Multifamily Rent Roll

During the six months ended June 30, 2018, average rent on leases to new tenants was 0.9% lower for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2018	2017	2016	2015	2014

Office portfolio	88.9%	89.8%	90.4%	91.2%	90.5%
Multifamily portfolio	96.2%	96.4%	97.9%	98.0%	98.2%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(2):	June 30, 2018	2017	2016	2015	2014

Office portfolio	89.1%	89.5%	90.6%	90.9%	90.0%
Multifamily portfolio	96.3%	97.2%	97.6%	98.2%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of June 30, 2018, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2015, 2016, 2017 with the same remaining duration as the leases for the labeled year had at June 30, 2018. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017

	(In thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

Revenues

Office rental revenue	$150,161	$135,665	$14,496	10.7%
The increase was due to rental revenues of $7.0 million from properties that we acquired in 2017 and an increase in rental revenues of $7.5 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy.

Office tenant recoveries	$14,654	$12,801	$1,853	14.5%
The increase was due to tenant recoveries of $0.5 million from properties that we acquired in 2017 and an increase in tenant recoveries of $1.4 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in recoverable operating expenses.

Office parking and other income	$28,946	$27,076	$1,870	6.9%
The increase was due to parking and other income of $0.8 million from properties that we acquired in 2017 and an increase of $1.1 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$25,708	$24,090	$1,618	6.7%
The increase was primarily due to an increase in rental revenues of $1.4 million which was primarily due to an increase in rental rates and revenues from our new Moanalua development apartments recently placed into service, partially offset by a decrease in average occupancy.

Operating expenses

Office rental expenses	$61,818	$57,887	$(3,931)	(6.8)%
The increase was due to rental expenses of $2.4 million from properties that we acquired during 2017 and an increase of $1.5 million in rental expenses from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in scheduled services expenses, personnel expenses and real estate taxes.

Multifamily rental expenses	$6,908	$5,878	$(1,030)	(17.5)%	The increase was primarily due to an increase in personnel expenses, utility expenses and real estate taxes.

	(in thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

General and administrative	$9,437	$8,592	$(845)	(9.8)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$73,379	$68,793	$(4,586)	(6.7)%
The increase was due to depreciation and amortization of $3.7 million from properties that we acquired during 2017 and an increase of $0.9 million from properties that we owned throughout both periods.

Non-Operating Income and Expenses

Other income	$2,792	$2,331	$461	19.8%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(2,086)	$(1,773)	$(313)	(17.7)%	The increase was primarily due to acquisition expenses for properties we ultimately did not acquire.
Income, including depreciation, from unconsolidated real estate funds	$1,668	$1,113	$555	49.9%	The increase was primarily due to an increase in rental revenues for our unconsolidated Funds, which primarily reflects increases in rental rates, partially offset by a decrease in occupancy.
Interest expense	$(33,268)	$(38,000)	$4,732	12.5%	The decrease was primarily due to lower debt balances.

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

	(In thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

Revenues

Office rental revenue	$297,932	$268,681	$29,251	10.9%
The increase was due to rental revenues of $17.4 million from properties that we acquired in 2017 and an increase in rental revenues of $11.8 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy.

Office tenant recoveries	$25,707	$23,851	$1,856	7.8%
The increase was due to tenant recoveries of $1.1 million from properties that we acquired in 2017 and an increase in tenant recoveries of $0.8 million from the properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in recoverable operating costs.

Office parking and other income	$57,455	$53,358	$4,097	7.7%
The increase was due to parking and other income of $1.7 million from properties that we acquired in 2017 and an increase of $2.4 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from properties that we owned throughout both periods primarily reflects increases in rates, partially offset by a decrease in occupancy.

Multifamily revenue	$50,622	$48,223	$2,399	5.0%
The increase was primarily due to an increase in rental revenues of $2.2 million which was primarily due to an increase in rental rates and revenues from our new Moanalua development apartments recently placed into service, partially offset by a decrease in average occupancy.

Operating expenses

Office rental expenses	$122,174	$112,772	$(9,402)	(8.3)%
The increase was due to rental expenses of $6.0 million from properties that we acquired during 2017 and an increase of $3.4 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in scheduled services expenses, personnel expenses and utility expenses.

Multifamily rental expenses	$13,606	$11,825	$(1,781)	(15.1)%	The increase was primarily due to an increase in personnel expenses, utility expenses, real estate taxes and legal fees.
General and administrative expenses	$19,004	$18,748	$(256)	(1.4)%	The increase was primarily due to an increase in personnel expenses and legal expenses, partially offset by a decrease in payroll tax expense due to options that were exercised in the prior period.
Depreciation and amortization	$145,877	$136,167	$(9,710)	(7.1)%
The increase was due to depreciation and amortization of $9.1 million from properties that we acquired during 2017 and an increase of $0.6 million from properties that we owned throughout both periods.

	(In thousands)
	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

Non-Operating Income and Expenses

Other income	$5,422	$4,493	$929	20.7%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(3,819)	$(3,497)	$(322)	(9.2)%	The increase was primarily due to acquisition-related expenses.
Income, including depreciation, from unconsolidated real estate funds	$3,174	$3,290	$(116)	(3.5)%	The decrease was primarily due to an increase in interest expense due to refinancing a loan for one of our funds in 2017 at a higher interest rate.
Interest expense	$(66,168)	$(74,954)	$8,786	11.7%	The decrease was primarily due to lower debt balances.

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

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017

For the three months ended June 30, 2018, FFO increased by $15.9 million, or 18.7%, to $100.8 million, compared to $84.9 million for the three months ended June 30, 2017. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates, and (ii) a decrease in interest expense due to lower debt balances.

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

For the six months ended June 30, 2018, FFO increased by $28.2 million, or 16.7%, to $196.8 million, compared to $168.6 million for the six months ended June 30, 2017. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates, and (ii) a decrease in interest expense due to lower debt balances.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Net income attributable to common stockholders	$31,684	$20,244	$59,890	$39,293
Depreciation and amortization of real estate assets	73,379	68,793	145,877	136,167
Net income attributable to noncontrolling interests	5,349	1,909	9,774	4,640
Adjustments attributable to unconsolidated Funds(1)	4,052	4,020	8,149	8,056
Adjustments attributable to consolidated JVs(2)	(13,670)	(10,044)	(26,912)	(19,565)
FFO	$100,794	$84,922	$196,778	$168,591

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

As of June 30, 2018, our same properties included 47 office properties, aggregating 11.8 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units.

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017

	Three Months Ended June 30,		Favorable
(In thousands)	2018	2017	(Unfavorable)	Percentage	Commentary

Office revenues	$124,082	$119,014	$5,068	4.3%	The increase was primarily due to an increase in rental and parking rates, as well as higher tenant recovery revenues reflecting increased recoverable operating costs.
Office expenses	(40,667)	(39,531)	(1,136)	(2.9)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance, personnel expenses and real estate taxes.
Office NOI	83,415	79,483	3,932	4.9%

Multifamily revenues	21,170	20,451	719	3.5%	The increase was due to an increase in rental revenues due to an increase in rental rates, partially offset by a decrease in occupancy and an increase in parking and other income.
Multifamily expenses	(5,341)	(4,823)	(518)	(10.7)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance, personnel expenses and utility expenses.
Multifamily NOI	15,829	15,628	201	1.3%

Total NOI	$99,244	$95,111	$4,133	4.3%

Reconciliation to GAAP

The table below presents a reconciliation of our same property NOI to net income attributable to common stockholders:

	Three Months Ended June 30,
(In thousands)	2018	2017

Same Property NOI	$99,244	$95,111
Non-comparable office revenues	69,679	56,528
Non-comparable office expenses	(21,151)	(18,356)
Non-comparable multifamily revenues	4,538	3,639
Non-comparable multifamily expenses	(1,567)	(1,055)
NOI	150,743	135,867
General and administrative	(9,437)	(8,592)
Depreciation and amortization	(73,379)	(68,793)
Operating income	67,927	58,482
Other income	2,792	2,331
Other expenses	(2,086)	(1,773)
Income, including depreciation, from unconsolidated real estate funds	1,668	1,113
Interest expense	(33,268)	(38,000)
Net income	37,033	22,153
Less: Net income attributable to noncontrolling interests	(5,349)	(1,909)
Net income attributable to common stockholders	$31,684	$20,244

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

	Six Months Ended June 30,		Favorable
(In thousands)	2018	2017	(Unfavorable)	Percentage	Commentary

Office revenues	$245,113	$236,307	$8,806	3.7%	The increase was primarily due to an increase in rental and parking rates, as well as higher tenant recovery revenues reflecting increased recoverable operating costs.
Office expenses	(80,667)	(77,770)	(2,897)	(3.7)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance, personnel expenses, utility expenses, legal fees and real estate taxes.
Office NOI	164,446	158,537	5,909	3.7%

Multifamily revenues	42,015	40,950	1,065	2.6%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates, partially offset by a decrease in occupancy.
Multifamily expenses	(10,671)	(9,726)	(945)	(9.7)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance, personnel expenses and utility expenses.
Multifamily NOI	31,344	31,224	120	0.4%

Total NOI	$195,790	$189,761	$6,029	3.2%

Reconciliation to GAAP

The table below presents a reconciliation of our same property NOI to net income attributable to common stockholders:

	Six Months Ended June 30,
(In thousands)	2018	2017

Same Property NOI	$195,790	$189,761
Non-comparable office revenues	135,981	109,583
Non-comparable office expenses	(41,507)	(35,002)
Non-comparable multifamily revenues	8,607	7,273
Non-comparable multifamily expenses	(2,935)	(2,099)
NOI	295,936	269,516
General and administrative	(19,004)	(18,748)
Depreciation and amortization	(145,877)	(136,167)
Operating income	131,055	114,601
Other income	5,422	4,493
Other expenses	(3,819)	(3,497)
Income, including depreciation, from unconsolidated real estate funds	3,174	3,290
Interest expense	(66,168)	(74,954)
Net income	69,664	43,933
Less: Net income attributable to noncontrolling interests	(9,774)	(4,640)
Net income attributable to common stockholders	$59,890	$39,293

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

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2018, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

	Six Months Ended June 30,
(In thousands)	2018	2017	Increase (Decrease)	Percentage

Cash flows provided by operating activities(1)	$215,880	$198,602	$17,278	8.7%
Cash flows used in investing activities(2)	$(95,827)	$(401,648)	$(305,821)	(76.1)%
Cash flows (used in) provided by financing activities(3)	$(126,307)	$263,270	$(389,577)	(148.0)%

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

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease is primarily due to a $354.0 million paid for properties acquired in 2017, partially offset by (i) an increase of $21.8 million for capital expenditures for improvements to real estate and (ii) a decrease of $36.2 million in the capital distributions received from our Funds.

(3)
Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to (i) $188.2 million in contributions from non-controlling interests in 2017 and (ii) $277.0 million in proceeds from the issuance of common stock during 2017, partially offset by (iii) a decrease of $52.4 million in payroll taxes paid related to the exercise of stock options and (iv) a decrease of $41.1 million in net borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At June 30, 2018, 5.5% of our consolidated debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of  $1.1 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of June 30, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	August 3, 2018	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 3, 2018	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO