Form 10-Q
period 2018-09-30
Douglas Emmett Inc
filed 2018-11-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number: 001-33106

Douglas Emmett, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Suite 1000, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(310) 255-7700
(Registrant’s telephone number, including area code)

808 Wilshire Boulevard, Suite 200, Santa Monica, California	90401
(Former address of principal executive offices)	(Zip Code)

N/A
(Former name and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 30, 2018
Common Stock, $0.01 par value per share	169,939,296	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

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

Net Operating Income (NOI)
We calculate NOI, a Non-GAAP measure, as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 for a discussion of our Same Property NOI.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2018	December 31, 2017

	Unaudited
Assets
Investment in real estate:
Land	$1,065,099	$1,062,345
Buildings and improvements	7,995,377	7,886,201
Tenant improvements and lease intangibles	821,483	756,190
Property under development	105,567	124,472
Investment in real estate, gross	9,987,526	9,829,208
Less: accumulated depreciation and amortization	(2,200,403)	(2,012,752)
Investment in real estate, net	7,787,123	7,816,456
Cash and cash equivalents	172,362	176,645
Tenant receivables, net	5,040	2,980
Deferred rent receivables, net	118,736	106,021
Acquired lease intangible assets, net	3,492	4,293
Interest rate contract assets	124,751	60,069
Investment in unconsolidated real estate funds	118,252	107,735
Other assets	18,023	18,442
Total Assets	$8,347,779	$8,292,641

Liabilities
Secured notes payable and revolving credit facility, net	$4,122,277	$4,117,390
Interest payable, accounts payable and deferred revenue	151,106	103,947
Security deposits	50,773	50,414
Acquired lease intangible liabilities, net	57,591	75,635
Interest rate contract liabilities	—	807
Dividends payable	42,491	42,399
Total liabilities	4,424,238	4,390,592

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 169,939,015 and 169,564,927 outstanding at September 30, 2018 and December 31, 2017, respectively	1,699	1,696
Additional paid-in capital	3,277,746	3,272,539
Accumulated other comprehensive income	94,643	43,099
Accumulated deficit	(917,009)	(879,810)
Total Douglas Emmett, Inc. stockholders' equity	2,457,079	2,437,524
Noncontrolling interests	1,466,462	1,464,525
Total equity	3,923,541	3,902,049
Total Liabilities and Equity	$8,347,779	$8,292,641
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Office rental
Rental revenues	$150,316	$140,993	$448,248	$409,674
Tenant recoveries	16,364	15,854	42,071	39,705
Parking and other income	30,374	27,771	87,829	81,129
Total office revenues	197,054	184,618	578,148	530,508

Multifamily rental
Rental revenues	24,241	22,282	70,957	66,760
Parking and other income	2,013	1,849	5,919	5,594
Total multifamily revenues	26,254	24,131	76,876	72,354

Total revenues	223,308	208,749	655,024	602,862

Operating Expenses
Office expenses	66,288	62,468	188,462	175,240
Multifamily expenses	7,114	6,041	20,720	17,866
General and administrative	9,440	8,441	28,444	27,189
Depreciation and amortization	74,067	69,974	219,944	206,141
Total operating expenses	156,909	146,924	457,570	426,436

Operating income	66,399	61,825	197,454	176,426

Other income	2,951	2,659	8,373	7,152
Other expenses	(1,561)	(1,659)	(5,380)	(5,156)
Income, including depreciation, from unconsolidated real estate funds	1,348	1,137	4,522	4,427
Interest expense	(33,721)	(35,454)	(99,889)	(110,408)
Net income	35,416	28,508	105,080	72,441
Less: Net income attributable to noncontrolling interests	(4,855)	(2,894)	(14,629)	(7,534)
Net income attributable to common stockholders	$30,561	$25,614	$90,451	$64,907

Net income attributable to common stockholders per share – basic	$0.18	$0.15	$0.53	$0.41
Net income attributable to common stockholders per share – diluted	$0.18	$0.15	$0.53	$0.41

Dividends declared per common share	$0.25	$0.23	$0.75	$0.69

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$35,416	$28,508	$105,080	$72,441
Other comprehensive income: cash flow hedges	10,042	1,493	73,405	7,129
Comprehensive income	45,458	30,001	178,485	79,570
Less: Comprehensive income attributable to noncontrolling interests	(7,740)	(2,719)	(36,490)	(7,280)
Comprehensive income attributable to common stockholders	$37,718	$27,282	$141,995	$72,290

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$105,080	$72,441
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(4,522)	(4,427)
Depreciation and amortization	219,944	206,141
Net accretion of acquired lease intangibles	(17,243)	(13,290)
Straight-line rent	(12,715)	(9,012)
Increase in the allowance for doubtful accounts	1,565	139
Deferred loan costs amortized and written off	6,285	6,865
Amortization of loan premium	(153)	—
Non-cash market value adjustments on interest rate contracts	—	38
Amortization of stock-based compensation	8,879	7,910
Operating distributions from unconsolidated real estate funds	4,522	4,427
Change in working capital components:
Tenant receivables	(3,625)	(830)
Interest payable, accounts payable and deferred revenue	22,349	40,110
Security deposits	359	2,809
Other assets	1,118	(4,639)
Net cash provided by operating activities	331,843	308,682

Investing Activities
Capital expenditures for improvements to real estate	(115,963)	(80,102)
Capital expenditures for developments	(48,507)	(42,143)
Property acquisitions	—	(532,324)
Acquisition of additional interests in unconsolidated real estate funds	(9,379)	(2,571)
Capital distributions from unconsolidated real estate funds	5,866	41,965
Net cash used in investing activities	(167,983)	(615,175)

Financing Activities
Proceeds from borrowings	597,000	1,010,500
Repayment of borrowings	(595,151)	(1,330,945)
Loan cost payments	(2,964)	(7,173)
Contributions from noncontrolling interests in consolidated JVs	—	284,248
Distributions paid to noncontrolling interests	(39,122)	(28,682)
Dividends paid to common stockholders	(127,348)	(107,045)
Taxes paid on exercise of stock options	(450)	(52,867)
Repurchase of OP Units	(108)	—
Proceeds from issuance of common stock, net	—	593,272
Net cash (used in) provided by financing activities	(168,143)	361,308

(Decrease) increase in cash and cash equivalents and restricted cash	(4,283)	54,815
Cash and cash equivalents and restricted cash - beginning balance	176,766	113,048
Cash and cash equivalents and restricted cash - ending balance	$172,483	$167,863

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Cash paid for interest, net of capitalized interest	$93,455	$103,305
Capitalized interest paid	$2,408	$1,906

Non-cash Investing Transactions
Accrual for additions to real estate and developments	$24,681	$3,024
Capitalized stock-based compensation for improvements to real estate and developments	$1,460	$732
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$32,332	$36,367
Removal of fully amortized acquired lease intangible assets	$1,180	$85
Removal of fully accreted acquired lease intangible liabilities	$10,515	$4,026

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$211	$—
Gain (loss) recorded in AOCI - consolidated derivatives	$70,806	$(4,027)
Gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$8,087	$610
Dividends declared	$127,440	$111,177
Common stock issued in exchange for OP Units	$5,720	$13,261

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At September 30, 2018, our Consolidated Portfolio consisted of (i) a 16.6 million square foot office portfolio, (ii) 3,563 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at September 30, 2018, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2018, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following office and multifamily properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of September 30, 2018, the total consolidated assets, liabilities and equity of the VIEs was $8.35 billion  (of which $7.79 billion related to investment in real estate), $4.42 billion and $3.92 billion (of which $1.47 billion related to noncontrolling interests), respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

We adopted ASUs during the nine months ended September 30, 2018 that changed our accounting policies for revenue recognition and hedge accounting disclosed in our 2017 Annual Report on Form 10-K - see "New Accounting Pronouncements" below. The adoption of these ASUs did not have a material impact on our financial statements. We have not made any other changes to our significant accounting policies disclosed in our 2017 Annual Report on Form 10-K.

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

Adopted ASUs

During the nine months ended September 30, 2018 we adopted the ASUs listed below:

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

Most of our revenues are derived from lease contracts with tenants and are not within the scope of the respective ASUs. Although our office parking revenues are within the scope of the respective ASUs, the timing and pattern of revenue recognition was not impacted. However, the scoping of our revenues could be impacted by ASU No. 2016-02, "Leases" (Topic 842), which we plan to adopt in the first quarter of 2019 - see "ASUs Not Yet Adopted" further below.

Our office parking revenues are mostly derived from lease contracts with our office tenants. The lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $26.0 million and $24.6 million for the three months ended September 30, 2018 and 2017, and $76.8 million and $71.8 million for the nine months ended September 30, 2018 and 2017, respectively, and are included in Office parking and other income in our consolidated statements of operations. Office parking receivables were $1.1 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively. Office parking receivables are included in Tenant receivables in our consolidated balance sheets.

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

Topic 842 requires separation of the lease from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components should be accounted for in accordance with Topic 842. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone selling price basis and the non-lease component would be accounted for in accordance with ASC 606 ("Revenue from Contracts with Customers"). In July 2018, the FASB issued ASU No. 2018-11 which includes an optional practical expedient for lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components if certain criteria are met. Based on our preliminary assessment, we expect that operating leases for which we are the lessor will qualify for the single component presentation, and we therefore expect to elect adoption of this practical expedient.

Topic 842 defines initial direct costs of a lease (which we have historically capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We capitalized $5.8 million of leasing costs during the nine months ended September 30, 2018 that would not qualify as initial direct costs and would be expensed under Topic 842. The expensing of those costs, adjusted for amortization expense, would have reduced net income attributable to common stockholders by $4.6 million for the nine months ended September 30, 2018.

We pay rent under a ground lease which expires on December 31, 2086. See Note 15 for more information regarding this ground lease. We currently account for the lease as an operating lease. We expect to recognize a right-of-use asset and lease liability for this ground lease in the first quarter of 2019 when we adopt the ASU. We do not expect the change in accounting for the ground lease to have a material impact on our financial position or results of operations.

The ASUs are effective in the first quarter of 2019 and are required to be adopted using either a) a modified retrospective approach which results in a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2017, and restatement of the amounts presented prior to January 1, 2019 for leases that existed or were entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements, or b) a modified retrospective transition method which results in a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2019 for leases that existed or were entered into prior to January 1, 2019, the effective date of the ASU. All leases entered into on or after January 1, 2019 would be accounted for as prescribed by ASC 842.

ASC 842 provides a practical expedient package that allow entities to not (a) reassess whether any expired or existing contracts are considered or contain leases; (b) reassess the lease classification for any expired or existing leases; and (c) reassess initial direct costs for any existing leases.

The Company plans to elect the modified retrospective transition method for adoption on January 1, 2019 and expects to elect the use of the practical expedient package described above.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

We continue to evaluate the impact of the ASUs, and the related practical expedients, on our financial statements and we plan to adopt the ASUs in the first quarter of 2019.

3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. The acquired properties results of operations are included in our results of operations from the respective acquisition dates. During the nine months ended September 30, 2018, we did not purchase any properties. During the nine months ended September 30, 2017, a consolidated JV that we manage and in which we own an equity interest acquired three Class A office properties. The table below summarizes the purchase price allocations for the acquisitions. The contract and purchase prices differ due to prorations and similar matters:

(In thousands)	1299 Ocean	429 Santa Monica	9665 Wilshire

Submarket	Santa Monica	Santa Monica	Beverly Hills
Acquisition date	April 25	April 25	July 20
Contract price	$275,800	$77,000	$177,000
Building square footage	206	87	171

Investment in real estate:
Land	$22,748	$4,949	$5,568
Buildings and improvements	260,188	69,286	175,960
Tenant improvements and lease intangibles	5,010	3,248	1,112
Acquired above- and below-market leases, net	(10,683)	(722)	(4,339)
Net assets and liabilities acquired	$277,263	$76,761	$178,301

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2018	December 31, 2017

Above-market tenant leases	$5,997	$7,177
Above-market tenant leases - accumulated amortization	(3,454)	(3,846)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(203)	(190)
Acquired lease intangible assets, net	$3,492	$4,293

Below-market tenant leases	$117,090	$127,606
Below-market tenant leases - accumulated accretion	(62,919)	(55,428)
Above-market ground lease where we are the tenant	4,017	4,017
Above-market ground lease - accumulated accretion	(597)	(560)
Acquired lease intangible liabilities, net	$57,591	$75,635

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,940	$4,805	$17,218	$13,265
Amortization of an above-market ground lease asset(2)	(5)	(4)	(13)	(13)
Accretion of an above-market ground lease liability(3)	13	13	38	38
Total	$4,948	$4,814	$17,243	$13,290
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)	Recorded as a decrease to office expense.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet. During the three months ended September 30, 2018 we purchased an additional 1.9% interest in Fund X. At September 30, 2018, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 71.3% of Fund X and 24.5% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions received from our Funds:

	Nine Months Ended September 30,
(In thousands)	2018	2017

Operating distributions received	$4,522	$4,427
Capital distributions received	5,866	41,965
Total distributions received	$10,388	$46,392

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	September 30, 2018	December 31, 2017

Total assets	$706,707	$704,186
Total liabilities	$525,771	$523,767
Total equity	$180,936	$180,419

	Nine Months Ended September 30,
(In thousands)	2018	2017

Total revenues	$58,935	$56,550
Operating income	$16,870	$14,918
Net income	$4,333	$3,974

6. Other Assets

(In thousands)	September 30, 2018	December 31, 2017

Restricted cash	$121	$121
Prepaid expenses	12,331	9,235
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	777	1,155
Other	2,806	5,943
Total other assets	$18,023	$18,442

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2018	Principal Balance as of December 31, 2017	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$146,974	—	—	—
Term loan(3)	—	—	280,721	—	—	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	N/A
Term loan(4)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(4)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(4)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(4)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(4)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	—	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loans(4)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loans(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(5)	6/1/2038	31,757	32,213	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2020	95,000	—	LIBOR + 1.40%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,174,157	3,172,308

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(7)		4,154,157	4,152,308
Unamortized loan premium, net		4,037	4,191
Deferred loan costs, net		(35,917)	(39,109)
Total Consolidated Debt, net		$4,122,277	$4,117,390
___________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps.

(3)	At September 30, 2018, this loan had been paid off.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(6)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(7)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2018	Principal Balance as of December 31, 2017

Aggregate swapped to fixed rate loans	$3,882,400	$3,547,400
Aggregate fixed rate loans	31,757	459,908
Aggregate floating rate loans	240,000	145,000
Total Debt	$4,154,157	$4,152,308

The following table summarizes certain debt statistics at September 30, 2018:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.91
Weighted average remaining life (including extension options)	5.6 years
Weighted average remaining fixed interest period	2.9 years
Weighted average annual interest rate	3.07%

Future Principal Payments

At September 30, 2018, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Twelve months ending September 30:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)
2019	$710	$710
2020	420,743	240,743
2021	115,778	778
2022	640,814	520,814
2023	1,675,852	1,340,852
Thereafter	1,300,260	2,050,260
Total future principal payments	$4,154,157	$4,154,157
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $22.2 million and $18.0 million at September 30, 2018 and December 31, 2017, respectively. The table below presents loan costs which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Loan costs expensed	$7	$163	$411	$539
Deferred loan cost amortization	1,999	2,343	5,874	6,865
Total	$2,006	$2,506	$6,285	$7,404

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2018	December 31, 2017

Interest payable	$10,132	$9,829
Accounts payable and accrued liabilities	102,413	62,741
Deferred revenue	38,561	31,377
Total interest payable, accounts payable and deferred revenue	$151,106	$103,947

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

Derivative Summary

As of September 30, 2018, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

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

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of September 30, 2018, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. As of September 30, 2018, we, including our consolidated JVs and our unconsolidated Funds, did not have any interest rate swaps with fair values that were in a liability position.

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

(In thousands)	September 30, 2018	December 31, 2017

Consolidated derivatives(1)	$126,832	$60,093
Unconsolidated Funds' derivatives(2)	$21,110	$9,350
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)(2)	$211	$—
Gain (loss) recorded in AOCI(1)(2)	$70,806	$(4,027)
(Gain) loss reclassified from AOCI to Interest Expense(1)	$(5,316)	$10,353
Total Interest Expense presented in the consolidated statements of operations	$(99,889)	$(110,408)
Gain related to ineffectiveness recorded in Interest Expense	$—	$38
Unconsolidated Funds' derivatives (our share)(3):
Gain recorded in AOCI(1)	$8,087	$610
(Gain) loss reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(383)	$193
Total Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$4,522	$4,427
___________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	See Note 2 regarding the ASU adoption.

(3)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At September 30, 2018, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$39,104
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$2,799

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Transactions

During the nine months ended September 30, 2018, we (i) acquired 352 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 3 thousand OP Units for $108 thousand in cash and (iii) issued 21 thousand shares of our common stock for the exercise of 48 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

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

Condensed Consolidated Statements of Equity

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2018	$2,437,524	$1,464,525	$3,902,049
Adjustment to opening balance of accumulated deficit(1)	(211)	—	(211)
Net income	90,451	14,629	105,080
Cash flow hedge fair value adjustments	51,544	21,861	73,405
Dividends and distributions	(127,440)	(39,122)	(166,562)
Exchange of OP Units for common stock	5,720	(5,720)	—
OP Units redeemed with cash	(59)	(49)	(108)
Exercise of stock options(2)	(450)	—	(450)
Stock-based compensation	—	10,338	10,338
Balance as of September 30, 2018	$2,457,079	$1,466,462	$3,923,541
__________________________________________________
(1) Reflects the adoption of ASU No. 2017-12. See Note 2 for details.
(2) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

(In thousands)	DEI Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance as of January 1, 2017	$1,921,143	$1,092,928	$3,014,071
Net income	64,907	7,534	72,441
Cash flow hedge fair value adjustments	7,383	(254)	7,129
Contributions to consolidated JV	—	284,248	284,248
Dividends and distributions	(111,177)	(28,682)	(139,859)
Exchange of OP Units for common stock	13,261	(13,261)	—
Exercise of stock options(1)	(52,867)	—	(52,867)
Stock-based compensation	—	8,642	8,642
Sale of common stock, net of offering costs	593,272	—	593,272
Balance as of September 30, 2017	$2,435,922	$1,351,155	$3,787,077
__________________________________________________
(1) Reflects withholding taxes. We issued shares of our common stock for the exercise of stock options on a net settlement basis (net of the exercise price and related taxes).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of September 30, 2018 when we and our Operating Partnership had 169.9 million shares of common stock and 27.4 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2018	2017

Net income attributable to common stockholders	$90,451	$64,907

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	5,720	13,261
Repurchase of OP Units from noncontrolling interests	(59)	—
Net transfers from noncontrolling interests	5,661	13,261

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$96,112	$78,168

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2018	2017

Beginning balance	$43,099	$15,156
Adoption of ASU 2017-12 - cumulative opening balance adjustment(2)	211	—
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	70,806	(4,027)
Reclassification of (gains) losses from AOCI to Interest Expense	(5,316)	10,353
Unconsolidated Funds' derivatives (our share):
Other comprehensive income before reclassifications	8,087	610
Reclassification of gains from AOCI to Income, including depreciation, from unconsolidated real estate funds	(383)	193
Net current period OCI	73,405	7,129
OCI attributable to noncontrolling interests	(21,861)	254
OCI attributable to common stockholders	51,544	7,383

Ending balance	$94,643	$22,539
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	See Note 2 regarding our adoption of the ASU on January 1, 2018.

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

Total net stock-based compensation expense was $2.9 million and $2.6 million for the three months ended September 30, 2018 and 2017, and $8.9 million and $7.9 million for the nine months ended September 30, 2018 and 2017 respectively. These amounts are net of capitalized stock-based compensation of $512 thousand and $257 thousand for the three months ended September 30, 2018 and 2017, and $1.5 million and $0.7 million for the nine months ended September 30, 2018 and 2017 respectively. The intrinsic value of options exercised was $0.4 million for the three months ended September 30, 2018 and September 30, 2017, and $1.2 million and $102.5 million for the nine months ended September 30, 2018 and 2017 respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (In thousands):
Net income attributable to common stockholders	$30,561	$25,614	$90,451	$64,907
Allocation to participating securities: Unvested LTIP Units	(149)	(158)	(442)	(345)
Numerator for basic and diluted net income attributable to common stock holders	$30,412	$25,456	$90,009	$64,562

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	169,926	165,471	169,815	158,000
Effect of dilutive securities: Stock options(1)	5	49	13	419
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,931	165,520	169,828	158,419

Basic EPS:
Net income attributable to common stockholders per share	$0.18	$0.15	$0.53	$0.41

Diluted EPS:
Net income attributable to common stockholders per share	$0.18	$0.15	$0.53	$0.41
____________________________________________________

(1)	The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

OP Units	26,630	24,790	26,736	24,750
Vested LTIP Units	812	8	807	358

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of September 30, 2018, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2018	December 31, 2017

Fair value	$4,088,904	$4,195,489
Carrying value	$4,063,194	$4,156,499

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

(In thousands)	September 30, 2018	December 31, 2017
Derivative Assets:
Fair value - consolidated derivatives(1)	$124,751	$60,069
Fair value - unconsolidated Funds' derivatives(2)	$20,818	$9,437

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$—	$807
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Office Segment
Total office revenues	$197,054	$184,618	$578,148	$530,508
Office expenses	(66,288)	(62,468)	(188,462)	(175,240)
Office segment profit	130,766	122,150	389,686	355,268

Multifamily Segment
Total multifamily revenues	26,254	24,131	76,876	72,354
Multifamily expenses	(7,114)	(6,041)	(20,720)	(17,866)
Multifamily segment profit	19,140	18,090	56,156	54,488

Total profit from all segments	$149,906	$140,240	$445,842	$409,756

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total profit from all segments	$149,906	$140,240	$445,842	$409,756
General and administrative	(9,440)	(8,441)	(28,444)	(27,189)
Depreciation and amortization	(74,067)	(69,974)	(219,944)	(206,141)
Other income	2,951	2,659	8,373	7,152
Other expenses	(1,561)	(1,659)	(5,380)	(5,156)
Income, including depreciation, from unconsolidated real estate funds	1,348	1,137	4,522	4,427
Interest expense	(33,721)	(35,454)	(99,889)	(110,408)
Net income	35,416	28,508	105,080	72,441
Less: Net income attributable to noncontrolling interests	(4,855)	(2,894)	(14,629)	(7,534)
Net income attributable to common stockholders	$30,561	$25,614	$90,451	$64,907

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at September 30, 2018:

Twelve months ending September 30:	(In thousands)

2019	$571,867
2020	532,197
2021	447,337
2022	357,971
2023	282,924
Thereafter	723,762
Total future minimum base rentals(1)	$2,916,058
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

15. Future Minimum Lease Rental Payments

We pay rent under a ground lease which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2019, and will then reset to the greater of the existing ground rent or market. We incurred ground rent expense of $183 thousand for the three months ended September 30, 2018 and 2017 and $550 thousand for the nine months ended September 30, 2018 and 2017 respectively. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2019, presents the future minimum ground lease payments as of September 30, 2018:

Twelve months ending September 30:	(In thousands)

2019	$733
2020	733
2021	733
2022	733
2023	733
Thereafter	46,361
Total future minimum lease payments	$50,026

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2018 and 2017, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of September 30, 2018, the obligations to remove the asbestos from these properties if they were demolished have indeterminable settlement dates, and we are unable to reasonably estimate the associated conditional asset retirement obligation. As of September 30, 2018, the obligations to remove the asbestos from properties that are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our financial statements.

Development and Other Contracts

During 2016, we commenced building an additional 475 apartments (net of existing apartments removed) at our Moanalua Hillside Apartments in Honolulu, Hawaii. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, building a new leasing and management office, and construct a new recreation and fitness facility with a new pool. As of September 30, 2018, we had leased 221 of the new apartments. In West Los Angeles, we are building a high-rise apartment building with 376 apartments. As of September 30, 2018, we had an aggregate remaining contractual commitment for these development projects of approximately $213.6 million. As of September 30, 2018, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $63.3 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2018, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of September 30, 2018. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $2.4 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $27.3 million. Loan agreement includes the requirement to purchase an interest rate cap if one-month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2018, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable Square Feet (in thousands)	16,599	18,434
Leased rate	91.5%	91.4%
Occupied rate	89.6%	89.5%

Multifamily
Properties(3)	10	10
Units	3,563	3,563
Leased rate	98.8%	98.8%
Occupied rate	96.9%	96.9%

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

Annualized rent

As of September 30, 2018, annualized rent from our Consolidated Portfolio was derived as follows:

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

Developments

We are developing two multifamily projects, one in our Brentwood submarket in Los Angeles, California, and one in Honolulu, Hawaii. Each development is on land which we already own:

•
In West Los Angeles, we are building a high-rise apartment building with 376 apartments. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land which we have owned since 1997, or the existing underground parking garage which we also owned before beginning the project. We expect construction to take about 3 years.

•
At our Moanalua Hillside Apartments in Honolulu, we are building an additional 475 apartments (net of existing apartments removed), which we expect will cost approximately $120.0 million, excluding the cost of the land which we have owned since 2005. We are also investing additional capital to upgrade the existing apartments, improve the parking and landscaping, build a new leasing and management office, and construct a new recreation and fitness facility with a new pool. We expect to complete the project around year end and as of September 30, 2018, we had leased 221 of the new units.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Nine Months Ended	Year Ended December 31,
	September 30, 2018	2017	2016	2015	2014

Average straight-line rental rate(1)(2)	$49.21	$44.48	$43.21	$42.65	$35.93
Annualized lease transaction costs(3)	$5.76	$5.68	$5.74	$4.77	$4.66

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the nine months ended September 30, 2018:

Rent Roll (1)(2)	Starting Cash Rent	Straight-line Rent	Expiring Cash Rent

Leases signed during the period	$46.67	$49.21	N/A
Prior leases for the same space	$35.03	$37.11	$40.99
Percentage change	33.2%	32.6%	13.9%	(3)

___________________________________________________

(1)
Represents the average initial stabilized cash and straight-line rents on new and renewal leases signed during the quarter compared to the prior lease on the same space, excluding Short-Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant that are not reflected in the prior lease document.

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Nine Months Ended	Year Ended December 31,
	September 30, 2018	2017	2016	2015	2014

Average annual rental rate - new tenants(1)	$27,612	$28,613	$28,435	$27,936	$28,870

_____________________________________________________

(1)	2016 and 2015 include the impact of a property acquisition in Honolulu at the end of 2014.

Multifamily Rent Roll

During the nine months ended September 30, 2018, average rent on leases to new tenants was 0.7% lower for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2018	2017	2016	2015	2014

Office portfolio	89.5%	89.8%	90.4%	91.2%	90.5%
Multifamily portfolio	96.9%	96.4%	97.9%	98.0%	98.2%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(2):	September 30, 2018	2017	2016	2015	2014

Office portfolio	89.2%	89.5%	90.6%	90.9%	90.0%
Multifamily portfolio	96.4%	97.2%	97.6%	98.2%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of September 30, 2018, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2015, 2016, 2017 with the same remaining duration as the leases for the labeled year had at September 30, 2018. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue	$150,316	$140,993	$9,323	6.6%
The increase was due to rental revenues of $3.6 million from properties that we acquired in 2017 and an increase in rental revenues of $5.8 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy.

Office tenant recoveries	$16,364	$15,854	$510	3.2%
The increase was due to tenant recoveries of $0.7 million from properties that we acquired in 2017 offset by a decrease in tenant recoveries of $0.2 million from properties that we owned throughout both periods. The decrease from properties that we owned throughout both periods was due to the timing of prior period reconciliations.

Office parking and other income	$30,374	$27,771	$2,603	9.4%
The increase was due to parking and other income of $0.3 million from properties that we acquired in 2017 and an increase of $2.3 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from properties that we owned throughout both periods primarily reflects an increase in ground rent income and parking rates, partially offset by a decrease in occupancy.

Multifamily revenue	$26,254	$24,131	$2,123	8.8%	The increase was primarily due to an increase in rental revenues of $2.0 million, which was primarily due to revenues from new apartments at our Moanalua development and an increase in rental rates.

Operating expenses

Office rental expenses	$66,288	$62,468	$(3,820)	(6.1)%
The increase was due to rental expenses of $1.3 million from properties that we acquired during 2017 and an increase of $2.5 million in rental expenses from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in utility expenses, scheduled services expenses, personnel expenses and real estate taxes.

Multifamily rental expenses	$7,114	$6,041	$(1,073)	(17.8)%	The increase was primarily due to an increase in personnel expenses, utility expenses and real estate taxes and to expenses from new apartments at our Moanalua development.
General and administrative	$9,440	$8,441	$(999)	(11.8)%	The increase was primarily due to an increase in personnel expenses.

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)

Depreciation and amortization	$74,067	$69,974	$(4,093)	(5.8)%
The increase was due to depreciation and amortization of $1.9 million from properties that we acquired during 2017 and an increase of $2.2 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was due to newly developed units placed into service, building improvements from repositionings and an increase in tenant improvements and leasing expenses capitalized.

Non-Operating Income and Expenses

Other income	$2,951	$2,659	$292	11.0%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(1,561)	$(1,659)	$98	5.9%	The decrease was primarily due to lower impact from acquisition expenses related to properties that we did not acquire.
Income, including depreciation, from unconsolidated real estate funds	$1,348	$1,137	$211	18.6%
The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to (i) an increase in revenues due to increases in rental rates, (ii) higher interest income due to higher money market interest rates and (iii) debt issuance costs that were incurred in the comparable period in connection with the refinancing of a loan.

Interest expense	$(33,721)	$(35,454)	$1,733	4.9%	The decrease was primarily due to lower debt balances.

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue	$448,248	$409,674	$38,574	9.4%
The increase was due to rental revenues of $21.0 million from properties that we acquired in 2017 and an increase in rental revenues of $17.6 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in rental rates, partially offset by a decrease in occupancy.

Office tenant recoveries	$42,071	$39,705	$2,366	6.0%
The increase was due to tenant recoveries of $1.7 million from properties that we acquired in 2017 and an increase in tenant recoveries of $0.6 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in recoverable operating costs, partially offset by a decrease in recoveries due to the timing of prior period reconciliations.

Office parking and other income	$87,829	$81,129	$6,700	8.3%
The increase was due to parking and other income of $2.0 million from properties that we acquired in 2017 and an increase of $4.7 million in parking and other income from properties that we owned throughout both periods. The increase in parking and other income from properties that we owned throughout both periods primarily reflects an increase in ground rent income and an increase in parking rates, partially offset by a decrease in occupancy.

Multifamily revenue	$76,876	$72,354	$4,522	6.2%
The increase was primarily due to an increase in rental revenues of $4.2 million which was primarily due to revenues from our new apartments at our Moanalua development and an increase in rental rates.

Operating expenses

Office rental expenses	$188,462	$175,240	$(13,222)	(7.5)%
The increase was due to rental expenses of $7.3 million from properties that we acquired during 2017 and an increase of $5.9 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to an increase in utility expenses, personnel expenses, scheduled services expenses, legal fees and real estate taxes.

Multifamily rental expenses	$20,720	$17,866	$(2,854)	(16.0)%	The increase was primarily due to an increase in personnel expenses, utility expenses and real estate taxes and to expenses from new apartments at our Moanalua development.
General and administrative expenses	$28,444	$27,189	$(1,255)	(4.6)%	The increase was primarily due to an increase in personnel expenses, partially offset by a decrease in payroll tax expense due to options that were exercised in the comparable period.

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)

Depreciation and amortization	$219,944	$206,141	$(13,803)	(6.7)%
The increase was due to depreciation and amortization of $11.0 million from properties that we acquired during 2017 and an increase of $2.8 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was due to newly developed units placed into service, building improvements from repositionings and an increase in tenant improvements and leasing expenses capitalized.

Non-Operating Income and Expenses

Other income	$8,373	$7,152	$1,221	17.1%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(5,380)	$(5,156)	$(224)	(4.3)%	The increase was primarily due an increase in expenses from the health club that we own and acquisition-related expenses in the current period related to properties that we did not acquire.
Income, including depreciation, from unconsolidated real estate funds	$4,522	$4,427	$95	2.1%
The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to (i) an increase in revenues due to an increase in rental rates and (ii) higher interest income due to higher money market interest rates, partially offset by an increase in interest expense due to higher interest rates.

Interest expense	$(99,889)	$(110,408)	$10,519	9.5%	The decrease was primarily due to lower debt balances.

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

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017

For the three months ended September 30, 2018, FFO increased by $9.4 million, or 10.3%, to $100.1 million, compared to $90.8 million for the three months ended September 30, 2017. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates, and (ii) a decrease in interest expense due to lower debt balances.

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017

For the nine months ended September 30, 2018, FFO increased by $37.6 million, or 14.5%, to $296.9 million, compared to $259.4 million for the nine months ended September 30, 2017. The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and increasing rental rates, and (ii) a decrease in interest expense due to lower debt balances.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnerships - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Net income attributable to common stockholders	$30,561	$25,614	$90,451	$64,907
Depreciation and amortization of real estate assets	74,067	69,974	219,944	206,141
Net income attributable to noncontrolling interests	4,855	2,894	14,629	7,534
Adjustments attributable to unconsolidated Funds(1)	4,233	4,084	12,382	12,140
Adjustments attributable to consolidated JVs(2)	(13,572)	(11,798)	(40,484)	(31,363)
FFO	$100,144	$90,768	$296,922	$259,359

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

As of September 30, 2018, our Same Properties included 47 office properties, aggregating 11.8 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units.

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017

	Three Months Ended September 30,		Favorable
	2018	2017	(Unfavorable)	Percentage	Commentary
	(In thousands)

Office revenues	$127,809	$122,401	$5,408	4.4%	The increase was primarily due to an increase in rental and parking rates and an increase in ground rent income.
Office expenses	(43,681)	(41,775)	(1,906)	(4.6)%	The increase was primarily due to an increase in utility expenses, scheduled services expenses, personnel expenses and real estate taxes.
Office NOI	84,128	80,626	3,502	4.3%

Multifamily revenues	21,274	20,463	811	4.0%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and rental rates.
Multifamily expenses	(5,316)	(4,972)	(344)	(6.9)%	The increase was primarily due to an increase in personnel expenses, real estate taxes and utility expenses.
Multifamily NOI	15,958	15,491	467	3.0%

Total NOI	$100,086	$96,117	$3,969	4.1%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended September 30,
(In thousands)	2018	2017

Same Property NOI	$100,086	$96,117
Non-comparable office revenues	69,245	62,217
Non-comparable office expenses	(22,607)	(20,693)
Non-comparable multifamily revenues	4,980	3,668
Non-comparable multifamily expenses	(1,798)	(1,069)
NOI	149,906	140,240
General and administrative	(9,440)	(8,441)
Depreciation and amortization	(74,067)	(69,974)
Operating income	66,399	61,825
Other income	2,951	2,659
Other expenses	(1,561)	(1,659)
Income, including depreciation, from unconsolidated real estate funds	1,348	1,137
Interest expense	(33,721)	(35,454)
Net income	35,416	28,508
Less: Net income attributable to noncontrolling interests	(4,855)	(2,894)
Net income attributable to common stockholders	$30,561	$25,614

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017

	Nine Months Ended September 30,		Favorable
	2018	2017	(Unfavorable)	Percentage	Commentary
	(In thousands)

Office revenues	$372,922	$358,708	$14,214	4.0%
The increase was primarily due to an increase in rental and parking rates, an increase in tenant recovery revenues reflecting an increase in recoverable operating costs, and an increase in ground rent income.

Office expenses	(124,348)	(119,545)	(4,803)	(4.0)%	The increase was primarily due to an increase in utility expenses, personnel expenses, scheduled services expenses, real estate taxes, legal fees and repairs and maintenance.
Office NOI	248,574	239,163	9,411	3.9%

Multifamily revenues	63,289	61,413	1,876	3.1%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and rental rates.
Multifamily expenses	(15,987)	(14,698)	(1,289)	(8.8)%	The increase was primarily due to an increase in personnel expenses, utility expenses, scheduled services expenses, real estate taxes and repairs and maintenance.
Multifamily NOI	47,302	46,715	587	1.3%

Total NOI	$295,876	$285,878	$9,998	3.5%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Same Property NOI	$295,876	$285,878
Non-comparable office revenues	205,226	171,800
Non-comparable office expenses	(64,114)	(55,695)
Non-comparable multifamily revenues	13,587	10,941
Non-comparable multifamily expenses	(4,733)	(3,168)
NOI	445,842	409,756
General and administrative	(28,444)	(27,189)
Depreciation and amortization	(219,944)	(206,141)
Operating income	197,454	176,426
Other income	8,373	7,152
Other expenses	(5,380)	(5,156)
Income, including depreciation, from unconsolidated real estate funds	4,522	4,427
Interest expense	(99,889)	(110,408)
Net income	105,080	72,441
Less: Net income attributable to noncontrolling interests	(14,629)	(7,534)
Net income attributable to common stockholders	$90,451	$64,907

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

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2018, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	Percentage
	(In thousands)

Cash flows provided by operating activities(1)	$331,843	$308,682	$23,161	7.5%
Cash flows used in investing activities(2)	$(167,983)	$(615,175)	$(447,192)	(72.7)%
Cash flows (used in) provided by financing activities(3)	$(168,143)	$361,308	$(529,451)	(146.5)%

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

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease is primarily due to $532.3 million paid for properties acquired in 2017, partially offset by (i) an increase of $35.9 million for capital expenditures for improvements to real estate and (ii) a decrease of $36.1 million in capital distributions received from our Funds.

(3)
Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to (i) $284.2 million in contributions from non-controlling interests in 2017 and (ii) $593.3 million in proceeds from the issuance of common stock in 2017, partially offset by (iii) an increase of $322.3 million in net borrowings and (iv) a decrease of $52.4 million in payroll taxes paid related to the exercise of stock options.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At September 30, 2018, 5.8% of our consolidated debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of  $1.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

Item 4.  Controls and Procedures

As of September 30, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	November 6, 2018	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 6, 2018	By:	/s/ MONA M. GISLER
Mona M. Gisler
CFO