Form 10-K
period 2018-12-31
Douglas Emmett Inc
filed 2019-02-15
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
Commission file number: 1-33106
Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	(20-3073047)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Suite 1000, Santa Monica, California 90401
(310) 255-7700
(Address, including Zip Code and Telephone Number, including Area Code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ or No 1

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.	Yes 1or No ☑

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

The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 29, 2018, was $6.47 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 170,222,822 shares of its common stock, $0.01 par value, outstanding as of February 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2019 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

DOUGLAS EMMETT, INC.
FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
FIRPTA	Foreign Investment Real Property Tax Act
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IPO	Initial Public Offering
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, excluding gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated joint ventures and unconsolidated real estate funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI, a Non-GAAP measure, as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of our Same Property NOI.

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

At December 31, 2018, we owned a Consolidated Portfolio consisting of (i) a 16.6 million square foot office portfolio, (ii) 3,595 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Funds which, at December 31, 2018, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2018, our portfolio consisted of the following (not including the two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office (includes ancillary retail space)
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Rentable square feet (in thousands)	16,617	18,455

Multifamily
Wholly-owned properties	10	10

Units	3,595	3,595

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:

•	Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in any of our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2018, our office portfolio median size tenant was approximately 2,600 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2016, 2017 and 2018, no tenant accounted for more than 10% of our total revenues.

•	Disciplined Strategy of Acquiring Substantial Market Share.
Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 39% share of the Class A office space in our submarkets based on the square feet of exposure in our total portfolio to each submarket. See "Office Portfolio Summary" in Item 2 “Properties” of this Report.

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

Funds and JVs

In addition to fifty-three office properties and ten residential properties wholly owned by our Operating Partnership, we manage and own equity interests in:

•
three unconsolidated Funds through which we and institutional investors own eight office properties in our core markets totaling 1.8 million square feet and in which we own a weighted average of 62% at December 31, 2018 based on square footage.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

•
three consolidated JVs through which we and institutional investors own ten office properties in our core markets totaling 2.8 million square feet and in which we own a weighted average of 28% at December 31, 2018 based on square footage. We are entitled to (i) distributions based on invested capital as well as (in the case of two of the JVs) additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.

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
at least 95% of our gross income (excluding gross income from “prohibited transactions” and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test or from other dividends, interest or gain from the sale or other disposition of stock or securities. In general, a “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business.

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

We own an interest in a subsidiary which is intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. We hold certain of our properties through subsidiaries that have elected to be taxed as REITs. We also own interests in certain corporations which have elected to be treated as TRSs. A REIT may own more than 10% of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting, retrofitting, energy management systems, variable frequency drives in our motors, electricity co-generation, energy efficiency, recycling and water conservation.  As a result of our efforts, over 95% of our eligible office space is ENERGY STAR certified by the EPA as having energy efficiency in the top 25% of buildings nationwide. As of the date of this Report, the EPA is evaluating a new scoring system for the ENERGY STAR certification.

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

Employees

As of December 31, 2018, we employed approximately 670 people.

Principal Executive Offices

Our principal executive offices are located in the building we own at 1299 Ocean Avenue, Suite 1000, Santa Monica, California 90401 (telephone 310-255-7700).

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

•	reduced demand for parking space due to the impact of technology such as self driving cars, and the increasing popularity of car ride sharing services;

•	increases in the supply of office space and residential units;

•	fluctuations in interest rates and the availability of credit, which could adversely affect our ability to obtain financing on favorable terms or at all;

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

•	our floating rate debt and related hedges are indexed to USD-LIBOR, any regulatory changes which impact the USD-LIBOR benchmark could impact our borrowing costs or the effectiveness of our hedges.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2018, 8.3% of the square footage in our total office portfolio was available for lease and 9.3% was scheduled to expire in 2019. As of December 31, 2018, 1.0% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

Because we own real property, we are subject to extensive environmental regulations, which create uncertainty regarding future environmental expenditures and liabilities.

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

If the opportunity arises, we may explore acquisitions of properties in new markets. The risks applicable to our ability to acquire, integrate and operate properties in our current markets are also applicable to our ability to acquire, integrate and operate properties in new markets. In addition to these risks, we will not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets.

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

Our property taxes could increase due to property tax rate changes, reassessments or changes in property tax laws, which would adversely impact our cash flows.

We are required to pay property taxes for our properties, which could increase as property tax rates increase or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. A potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. If any similar proposal were adopted, the property taxes we pay could increase substantially. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our properties in California.

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

At December 31, 2018, our executive officers owned 5% of our outstanding common stock, but they would own 14% if they converted all of their OP Units into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Risks Related to Taxes and Our Status as a REIT

Prospective investors should consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA are uncertain, and the IRS has issued only limited guidance to date, additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.

Failure to qualify as a REIT would result in higher taxes and reduced cash available for distributions.

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

As a result of the above factors, our failure to qualify as a REIT could impair our ability to raise capital and expand our business, substantially reduce distributions to stockholders, result in us incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes, and adversely affect the market price of our common stock. One of our Funds, and two of our consolidated JVs, also own properties through one or more entities which are intended to qualify as REITs, and we may in the future use other structures that include REITs. The failure of any such entities to qualify as a REIT could have similar consequences to the REIT subsidiary and could also cause us to fail to qualify as a REIT.

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

Even if we qualify as a REIT, we will be required to pay some taxes which would reduce cash available for distributions.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent that we distribute less than 100% of our REIT taxable income (including capital gains). In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax. We have elected to treat several subsidiaries as TRSs, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of federal income taxation. For example, for taxable years prior to 2018, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. In addition, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held primarily for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties. To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity and cause us to forego otherwise attractive opportunities.

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

The maximum federal tax rate (not including the Medicare Contribution Tax on unearned income) applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. However, under the TCJA, for taxable years beginning after December 31, 2017 and before January 1, 2026, individuals, trusts, and estates generally may deduct up to 20% of ordinary REIT dividends. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2018

Submarket	Number of Properties	Rentable Square Feet	Submarket Rentable Square Feet(1)	Our Market Share in Submarket(2)

Brentwood	15	2,068,190	3,328,102	62.1%
Sherman Oaks/Encino	12	3,486,941	6,528,253	53.4
Westwood	6	2,133,881	4,211,981	50.7
Warner Center/Woodland Hills	3	2,830,996	7,667,855	36.9
Honolulu	4	1,763,845	5,088,599	34.7
Olympic Corridor	5	1,141,560	3,458,794	33.0
Beverly Hills(3)	11	2,194,631	7,089,250	27.9
Santa Monica	11	1,427,671	9,861,775	14.5
Century City	3	951,534	10,148,454	9.4
Burbank	1	456,205	7,060,975	6.5
Total / Weighted Average(4)	71	18,455,454	64,444,038	39.1%
____________________________________________________

(1)	Source is the 2018 fourth quarter CBRE Marketview report.

(2)	Calculated by dividing Rentable Square Feet by the applicable Submarket Rentable Square Feet.

(3)
Includes a 216,000 square foot property located just outside the Beverly Hills city limits. To calculate our percentage of the submarket, the property is not included in the numerator or the denominator for consistency with third party data.

(4)	The average of our market share in all submarkets is weighted based on the square feet of exposure in our total portfolio to each submarket.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2018

Submarket	Percent Leased(1)	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)

Beverly Hills	96.0%	$103,654,116	$51.00
Brentwood	91.0	79,619,517	44.20
Burbank	100.0	22,515,408	49.35
Century City	93.3	39,841,715	47.88
Honolulu	87.9	49,535,063	33.70
Olympic Corridor	91.5	38,478,427	38.62
Santa Monica	93.4	90,462,372	71.22
Sherman Oaks/Encino	92.4	114,073,086	36.70
Warner Center/Woodland Hills	87.2	69,732,752	29.22
Westwood	92.5	92,882,126	49.02
Total / Weighted Average	91.7%	$700,794,582	$43.13
______________________________________________________
(1) Includes 258,614 square feet with respect to signed leases not yet commenced at December 31, 2018.
(2) Excludes signed leases not yet commenced at December 31, 2018.

Office Lease Diversification as of December 31, 2018

Portfolio Tenant Size
	Median	Average

Square feet	2,600	5,500

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,451	49.2%	1,996,030	12.3%	$84,709,765	12.1%
2,501-10,000	1,123	38.1	5,492,073	33.8	232,835,025	33.2
10,001-20,000	237	8.0	3,267,485	20.1	137,477,094	19.6
20,001-40,000	103	3.5	2,820,838	17.4	118,613,578	16.9
40,001-100,000	32	1.1	1,770,591	10.9	85,517,687	12.2
Greater than 100,000	4	0.1	901,051	5.5	41,641,433	6.0
Total for all leases	2,950	100.0%	16,248,068	100.0%	$700,794,582	100.0%

Largest Office Tenants as of December 31, 2018

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner(2)	3	3	2020-2024	468,775	2.5%	$22,953,657	3.2%
UCLA(3)	25	10	2019-2027	319,161	1.7	15,691,388	2.2
William Morris Endeavor(4)	2	1	2027	205,313	1.1	11,671,698	1.7
Morgan Stanley(5)	5	5	2022-2027	145,488	0.8	9,007,837	1.3
Equinox Fitness(6)	5	5	2020-2033	180,087	1.0	7,426,266	1.1
Total	40	24		1,318,824	7.1%	$66,750,846	9.5%
______________________________________________________

(1)	Expiration dates are per lease (expiration dates do not reflect storage and similar leases).

(2)	Square footage expires as follows: 2,000 square feet in 2020, 11,000 square feet in 2021, and 456,000 square feet in 2024.

(3)
Square footage expires as follows: 6,400 square feet in 2019, 46,000 square feet in 2020, 68,000 square feet in 2021, 55,000 square feet in 2022, 40,000 square feet in 2023, 36,000 square feet in and 2024, 67,000 square feet in 2027. Tenant has options to terminate 31,000 square feet in 2020, 15,000 square feet in 2023, and 51,000 square feet in 2025.

(4)	Tenant has an option to terminate 2,000 square feet in 2020 and 202,000 square feet in 2022.

(5)
Square footage expires as follows: 15,000 square feet in 2022, 30,000 square feet in 2023, 26,000 square feet in 2025, and 74,000 square feet in 2027. Tenant has options to terminate 30,000 square feet in 2021, and 26,000 square feet in 2022.

(6)	Square footage expires as follows: 42,000 square feet in 2020, 33,000 square feet in 2024, 31,000 square feet in 2027, 44,000 square feet in 2028, and 30,000 square feet in 2033.

Office Industry Diversification as of December 31, 2018

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	577	18.0%
Financial Services	393	14.9
Entertainment	212	13.1
Real Estate	293	11.2
Accounting & Consulting	363	10.2
Health Services	374	7.6
Retail	194	5.9
Technology	130	5.1
Insurance	103	4.1
Educational Services	57	3.7
Public Administration	93	2.3
Advertising	59	1.6
Manufacturing & Distribution	55	1.2
Other	47	1.1
Total	2,950	100.0%

Office Lease Expirations as of December 31, 2018 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2018	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	79	366,917	2.0%	$13,869,946	2.0%	$37.80	$37.91
2019	520	1,708,218	9.3	67,811,719	9.7	39.70	40.28
2020	644	2,758,179	14.9	113,778,026	16.2	41.25	42.98
2021	552	2,627,560	14.2	110,020,206	15.7	41.87	45.00
2022	394	2,051,850	11.1	86,049,872	12.3	41.94	46.79
2023	324	2,183,740	11.8	97,933,949	14.0	44.85	51.77
2024	178	1,786,529	9.7	79,835,721	11.4	44.69	54.86
2025	108	868,826	4.7	40,122,752	5.7	46.18	57.40
2026	47	530,434	2.9	24,766,078	3.5	46.69	59.14
2027	56	874,683	4.7	41,912,643	6.0	47.92	61.92
2028	37	346,330	1.9	18,312,269	2.6	52.88	71.11
Thereafter	11	144,802	0.8	6,381,401	0.9	44.07	64.72
Subtotal	2,950	16,248,068	88.0%	$700,794,582	100.0%	43.13	48.99
Signed leases not commenced		258,614	1.4
Available		1,530,903	8.3
Building management use		129,323	0.7
BOMA adjustment (3)		288,546	1.6
Total/Weighted Average	2,950	18,455,454	100.0%	$700,794,582	100.0%	$43.13	$48.99
_____________________________________________________

(1)	Represents annualized rent at December 31, 2018 divided by leased square feet.

(2)	Represents annualized rent at expiration divided by leased square feet.

(3)	Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2018	2017	2016
Renewals
Number of leases	467	482	419
Square feet	2,420,185	2,213,716	1,687,430
Tenant improvement costs per square foot (1)	$9.22	$11.47	$13.49
Leasing commission costs per square foot (1)	10.15	7.77	7.75
Total costs per square foot (1)	$19.37	$19.24	$21.24

New leases
Number of leases	332	337	307
Square feet	1,195,118	1,189,808	1,100,800
Tenant improvement costs per square foot (1)	$24.63	$28.22	$26.52
Leasing commission costs per square foot (1)	9.30	12.26	10.34
Total costs per square foot (1)	$33.93	$40.48	$36.86

Total
Number of leases	799	819	726
Square feet	3,615,303	3,403,524	2,788,230
Tenant improvement costs per square foot (1)	$14.31	$17.32	$18.63
Leasing commission costs per square foot (1)	9.87	9.34	8.77
Total costs per square foot (1)	$24.18	$26.66	$27.41
______________________________________________________

(1)
Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Multifamily Portfolio as of December 31, 2018

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Brentwood	5	950	26%
Honolulu(1)	3	1,825	51
Santa Monica	2	820	23
Total	10	3,595	100%

Submarket	Percent Leased	Annualized Rent(2)	Monthly Rent per Leased Unit

Brentwood	99.6%	$31,529,304	$2,777
Honolulu(1)	98.5	39,729,672	1,849
Santa Monica	99.3	29,582,376	3,032
Total / Weighted Average	99.0%	$100,841,352	$2,367
_______________________________________________________

(1)	Includes newly developed units just made available for rent.

(2)	The multifamily portfolio also includes 10,495 square feet of ancillary retail space generating annualized rent of $397,190, which is not included in multifamily annualized rent.

Historical Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2018	2017	2016

Recurring capital expenditures(1)	$3,684,483	$3,537,175	$3,061,304
Total square feet(1)	13,784,509	13,700,370	13,011,771
Recurring capital expenditures per square foot(1)	$0.27	$0.26	$0.24
____________________________________________________

(1)	For 2018 and 2017, we excluded ten properties with an aggregate 2.8 million square feet, and for 2016, we excluded nine properties with an aggregate 2.9 million square feet.

Historical Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2018	2017	2016

Recurring capital expenditures(1)(2)	$2,564,003	$1,693,466	$1,563,445
Total units(1)(2)	3,324	3,380	3,320
Recurring capital expenditures per unit(1)	$772	$507	$469
____________________________________________________

(1)
Recurring capital expenditures are costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2018, when a tenant vacated one of these units, we incurred on average $44 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.

(2)	Excludes new development units.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2018, the closing price of our common stock was $34.13. The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018

Dividend declared	$0.25	$0.25	$0.25	$0.26

2017

Dividend declared	$0.23	$0.23	$0.23	$0.25

Holders of Record

We had 15 holders of record of our common stock on February 8, 2019. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Sales of Unregistered Securities

On December 20, 2017, in connection with the purchase of an office property located at 9401 Wilshire Boulevard, Beverly Hills, California, our Operating Partnership issued $2.6 million OP Units valued at $105.7 million to the seller of the office property, as partial consideration for the purchase. Each OP Unit can be exchanged into one share of our common stock (or its cash equivalent at our option). This issuance did not involve underwriters, underwriter discounts or commissions or any public offering. We believe that the issuance of OP Units is exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. There was no advertising, general promotion or other marketing undertaken in connection with the issuance. The investor represented and warranted that (i) it acquired the OP Units for investment purposes only and not for the purpose of further distribution; (ii) it had sufficient knowledge and experience in financial and business matters and the ability to bear the economic risk of its investment, and (iii) that the OP Units were taken for investment purposes and not with a view to resale in violation of applicable securities laws.

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

The graph below compares the cumulative total return on our common stock from December 31, 2013 to December 31, 2018 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2013, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18

DEI	100.00	125.59	141.97	170.85	196.54	167.91
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NAREIT Equity(1)	100.00	130.14	134.30	145.74	153.36	146.27
Peer group(2)	100.00	135.67	133.05	140.31	140.49	120.04

(1)	FTSE NAREIT Equity REITs index.

(2)	Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included in Items 7 and 15 in this Report, respectively.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data (In thousands):
Total office revenues	$777,931	$715,546	$645,633	$540,975	$519,405
Total multifamily revenues	$103,385	$96,506	$96,918	$94,799	$80,117
Total revenues	$881,316	$812,052	$742,551	$635,774	$599,522
Operating income	$251,944	$241,023	$220,817	$189,527	$167,854
Net income attributable to common stockholders	$116,086	$94,443	$85,397	$58,384	$44,621
Per Share Data:
Net income attributable to common stockholders per share - basic	$0.68	$0.58	$0.57	$0.40	$0.31
Net income attributable to common stockholders per share - diluted	$0.68	$0.58	$0.55	$0.39	$0.30
Weighted average common shares outstanding (in thousands):
Basic	169,893	160,905	149,299	146,089	144,013
Diluted	169,902	161,230	153,190	150,604	148,121
Dividends declared per common share	$1.01	$0.94	$0.89	$0.85	$0.81

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (In thousands):
Total assets	$8,261,709	$8,292,641	$7,613,705	$6,066,161	$5,938,973
Secured notes payable and revolving credit facility, net	$4,134,030	$4,117,390	$4,369,537	$3,611,276	$3,419,667
Property Data:
Number of consolidated properties(1)	73	73	69	64	63
_________________________________________________________

(1)
All properties are wholly-owned by our Operating Partnership, except for ten office properties owned by our consolidated JVs. The consolidated properties do not include the eight properties owned by our unconsolidated Funds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this Report.  Our results of operations for the years ended December 31, 2018, 2017 and 2016 were affected by property acquisitions and dispositions - see Note 3 to our consolidated financial statements in Item 15 of this Report.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2018, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable Square Feet (in thousands)	16,617	18,455
Leased rate	91.9%	91.7%
Occupied rate	90.4%	90.3%

Multifamily
Properties(3)	10	10
Units	3,595	3,595
Leased rate	99.0%	99.0%
Occupied rate	97.0%	97.0%

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

Annualized rent

As of December 31, 2018, annualized rent from our Consolidated Portfolio was derived as follows:

______

Financings, Developments and Repositionings

Financings

In February 2018, we borrowed 335 million under a secured, non-recourse interest-only loan maturing in March 2025. The loan bears interest at LIBOR + 1.30%, which was effectively fixed at 3.84% for five years through interest rate swaps. The loan is secured by a wholly-owned office property. We used the proceeds from the loan and our credit line to pay off two loans totaling $426 million which were scheduled to mature in 2019. See Note 7 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt.

Developments

•
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to our existing office building and a 712 unit residential property that we own. We expect the cost of the development to be approximately $180.0 million to $200.0 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. We expect construction to take about 3 years.

•
At our Moanalua Hillside Apartments in Honolulu, as of the date of this Report, we completed the construction of an additional 491 new apartments in addition to our existing 680 apartments. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, built a new leasing and management office, and constructed a new fitness center and two pools.

•
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80.0 million to $110.0 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion. Assuming timely approvals, we expect the first units to be delivered in 2020. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Year Ended December 31,
	2018	2017	2016	2015	2014

Average straight-line rental rate(1)(2)	$48.77	$44.48	$43.21	$42.65	$35.93
Annualized lease transaction costs(3)	$5.80	$5.68	$5.74	$4.77	$4.66

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the year ended December 31, 2018:

Rent Roll (1)(2)	Starting Cash Rent	Straight-line Rent	Expiring Cash Rent

Leases signed during the period	$46.44	$48.77	N/A
Prior leases for the same space	$35.19	$37.11	$40.87
Percentage change	32.0%	31.4%	13.6%	(3)

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2018	2017	2016	2015	2014

Average annual rental rate - new tenants(1)	$27,542	$28,501	$28,435	$27,936	$28,870

_____________________________________________________

(1)
These average rental rates are not directly comparable from year to year because of changes in the properties and units included. In particular, in each of 2018 and 2016, we significantly expanded the number of units in our portfolio in Honolulu, where the rental rates are lower than the average in our portfolio.

Multifamily Rent Roll

During 2018, average rent on leases to new tenants was 0.5% lower for the same unit at the time it became vacant.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2018	2017	2016	2015	2014

Office portfolio	90.3%	89.8%	90.4%	91.2%	90.5%
Multifamily portfolio(2)	97.0%	96.4%	97.9%	98.0%	98.2%

	Year Ended December 31,
Average Occupancy Rates(1)(3):	2018	2017	2016	2015	2014

Office portfolio	89.4%	89.5%	90.6%	90.9%	90.0%
Multifamily portfolio(2)	96.6%	97.2%	97.6%	98.2%	98.5%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)
The occupancy rate for our multifamily portfolio was impacted during 2018 by the new units that we are leasing at our Moanalua Hillside Apartments development in Honolulu - see "Financings, Developments and Repositionings".

(3)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of December 31, 2018, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2015, 2016, and 2017 with the same remaining duration as the leases for the labeled year had at December 31, 2018. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2018 to 2017

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$661,147	$606,852	$54,295	8.9%
The increase was due to increase in rental revenues and tenant recoveries of $27.2 million from properties that we acquired in 2017 and an increase in rental revenues and tenant recoveries of $27.1 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to (i) an increase in rental rates, partially offset by a decrease in occupancy and (ii) an increase in tenant recoveries due to an increase in recoverable operating costs.

Office parking and other income	$116,784	$108,694	$8,090	7.4%
The increase was due to parking and other income of $5.8 million from properties that we owned throughout both periods and an increase of $2.3 million from properties that we acquired in 2017. The increase in parking and other income from properties that we owned throughout both periods primarily reflects an increase in parking rates, partially offset by a decrease in occupancy and an increase in ground rent income.

Multifamily revenue	$103,385	$96,506	$6,879	7.1%
The increase was primarily due to an increase in rental revenues of $6.4 million, of which $3.4 million was due to an increase in revenues from new apartments at our Moanalua development and $3.0 million was due to increases in revenues from properties that we owned throughout both periods. The increase from the properties that we owned throughout both periods was due to an increase in rental rates for in-place leases, partially offset by a decrease in occupancy.

Operating expenses

Office rental expenses	$252,751	$233,633	$(19,118)	(8.2)%
The increase was due to rental expenses of $10.9 million from properties that we owned throughout both periods and an increase of $8.2 million from properties that we acquired during 2017. The increase from properties that we owned throughout both periods was primarily due to an increase in scheduled services expenses, utility expenses, personnel expenses, repairs and maintenance and real estate taxes.

Multifamily rental expenses	$28,116	$24,401	$(3,715)	(15.2)%
The increase was primarily due to an increase of $2.9 million from properties that we owned throughout both periods and an increase of $0.8 million from new apartments at our Moanalua development. The increase from the properties that we owned throughout both periods was primarily due to personnel expenses, utility expenses, real estate taxes and scheduled services expenses.

	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
General and administrative	$38,641	$36,234	$(2,407)	(6.6)%	The increase was primarily due to an increase in personnel expenses, partially offset by a decrease in payroll tax expense due to options that were exercised in the comparable period.
Depreciation and amortization	$309,864	$276,761	$(33,103)	(12.0)%
The increase was due to an increase in depreciation and amortization of $18.4 million from properties that we acquired during 2017, an increase of $1.2 million from new apartments at our Moanalua development, and an increase of $13.5 million from properties that we owned throughout both periods. The increase from properties that we owned throughout both periods was primarily due to accelerated depreciation related to our office property repositionings.

Non-Operating Income and Expenses

Other income	$11,414	$9,712	$1,702	17.5%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(7,472)	$(7,037)	$(435)	(6.2)%	The increase was primarily due an increase in expenses from the health club that we own and operate, and an increase in acquisition-related expenses related to properties that we did not acquire.
Income, including depreciation, from unconsolidated real estate funds	$6,400	$5,905	$495	8.4%
The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to (i) an increase in revenues due to an increase in rental rates and (ii) higher interest income due to higher money market interest rates, partially offset by an increase in interest expense due to higher debt balances and higher interest rates.

Interest expense	$(133,402)	$(145,176)	$11,774	8.1%	The decrease was primarily due to lower debt balances.
Demolition expenses	$(272)	$—	$(272)	100.0%	The increase reflects expenses to demolish an existing structure to allow our high-rise apartment development in Brentwood, California.

Comparison of 2017 to 2016

	2017	2016	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenues and tenant recoveries.	$606,852	$545,061	$61,791	11.3%
The increase was due to rental revenues and tenant recoveries of $49.0 million from properties that we acquired in 2016 and 2017 and an increase in rental revenues and tenant recoveries of $15.9 million from the properties that we owned throughout both periods, partially offset by a decrease of $3.1 million in rental revenues from a property that we sold during 2016. The increase from properties that we owned throughout both periods was primarily due to (i) an increase in rental rates, partially offset by a decrease in occupancy and a decrease of $1.5 million in the accretion from below-market leases and (ii) an increase in tenant recoveries due to an increase in recoverable operating costs .

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

Multifamily rental expenses	$24,401	$23,317	$(1,084)	(4.6)%	The increase was due to a prior year excise tax refund of $0.5 million in 2016 which offset expenses in that year and increases in scheduled services, personnel expenses and utilities in 2017.

	2017	2016	Favorable (Unfavorable)	Percentage	Commentary
	(In thousands)
General and administrative	$36,234	$34,957	$(1,277)	(3.7)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$276,761	$248,914	$(27,847)	(11.2)%
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

Comparison of 2018 to 2017

Our FFO increased by 45.0 million, or 12.7%, to $399.7 million for 2018 compared to $354.7 million for 2017, which was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and higher rental rates, (ii) an increase in operating income from our multifamily portfolio due to rent from new apartments at our Moanalua development and higher rental rates in existing units in our portfolio, and (iii) a decrease in interest expense due to lower debt balances, partially offset by an increase in general and administrative expenses due to an increase in personnel costs.

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

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Net income attributable to common stockholders	$116,086	$94,443	$85,397
Depreciation and amortization of real estate assets	309,864	276,761	248,914
Net income attributable to noncontrolling interests	12,526	9,984	10,693
Adjustments attributable to unconsolidated funds (1)	16,702	16,220	16,016
Adjustments attributable to consolidated JVs (2)	(55,448)	(42,674)	(20,961)
Gain on sale of investment in real estate	—	—	(14,327)
FFO	$399,730	$354,734	$325,732

___________________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Comparison of 2018 to 2017:

Our 2018 same properties included 47 office properties, aggregating 11.8 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units:

(In thousands)	2018	2017	Favorable (Unfavorable)	Percentage	Commentary

Office revenues	$502,912	$480,101	$22,811	4.8%
The increase was primarily due to an increase in rental and parking rates, an increase in tenant recovery revenues reflecting an increase in recoverable operating costs and an increase in ground rent income.

Office expenses	(166,541)	(158,262)	(8,279)	(5.2)%	The increase was primarily due to an increase in scheduled services expenses, utility expenses, personnel expenses, repairs and maintenance and real estate taxes.
Office NOI	336,371	321,839	14,532	4.5%

Multifamily revenues	84,587	81,927	2,660	3.2%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and rental rates.
Multifamily expenses	(21,508)	(19,969)	(1,539)	(7.7)%	The increase was primarily due to an increase in personnel expenses, scheduled services expenses, utility expenses, repairs and maintenance and real estate taxes.
Multifamily NOI	63,079	61,958	1,121	1.8%

Total NOI	$399,450	$383,797	$15,653	4.1%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

(In thousands)	2018	2017

Same Property NOI	$399,450	$383,797
Non-comparable office revenues	275,019	235,445
Non-comparable office expenses	(86,210)	(75,371)
Non-comparable multifamily revenues	18,770	14,579
Non-comparable multifamily expenses	(6,580)	(4,432)
NOI	600,449	554,018
General and administrative	(38,641)	(36,234)
Depreciation and amortization	(309,864)	(276,761)
Operating income	251,944	241,023
Other income	11,414	9,712
Other expenses	(7,472)	(7,037)
Income, including depreciation, from unconsolidated real estate funds	6,400	5,905
Interest expense	(133,402)	(145,176)
Demolition expenses	(272)	—
Net income	128,612	104,427
Less: Net income attributable to noncontrolling interests	(12,526)	(9,984)
Net income attributable to common stockholders	$116,086	$94,443

Comparison of 2017 to 2016

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

Contractual obligations as of December 31, 2018

	Payment due by period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	Thereafter

Term loan principal payments(1)	$4,163,982	$145,718	$401,539	$2,536,685	$1,080,040
Ground lease payments(2)	49,843	733	1,466	1,466	46,178
Development commitments(3)	202,865	89,381	113,484	—	—
Capital expenditures and tenant improvements commitments(4)	55,340	55,340	—	—	—
Total	$4,472,030	$291,172	$516,489	$2,538,151	$1,126,218

____________________________________________________

(1)
Reflects the future principal payments due on our secured notes payable and revolving credit facility, excluding any maturity extension options. For more information regarding our debt and the interest rates that determine our periodic interest payments see Note 7 to our consolidated financial statements in Item 15 of this Report.

(2)	Reflects the future minimum ground lease payments. See Note 16 to our consolidated financial statements in Item 15 of this Report.

(3)	See "Financings, Developments and Repositionings" for a discussion of our developments.

(4)
Reflects the aggregate remaining contractual commitment for capital expenditure projects and repositionings, as well as tenant improvements. See "Financings, Developments and Repositionings" for a discussion of our repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2018, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Funds and Funds' debt, see Notes 5 and 17, respectively, to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2018 to 2017

	2018	2017	Increase (Decrease)	Percentage
	(In thousands)

Cash flows provided by operating activities(1)	$432,982	$402,697	$30,285	7.5%
Cash flows used in investing activities(2)	$(249,551)	$(669,595)	$(420,044)	(62.7)%
Cash flows (used in) provided by financing activities(3)	$(213,849)	$330,616	$(544,465)	(164.7)%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative costs, and interest expense.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to acquisitions in 2017 and higher rental rates, (ii) an increase in operating income from our multifamily portfolio due to rents from new apartments at our Moanalua development and higher rental rates from existing units, and (iii) a decrease in interest expense due to lower debt balances.

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease is primarily due to $537.7 million paid for properties acquired in 2017, partially offset by (i) an increase of $70.7 million for capital expenditures for improvements to real estate and (ii) a decrease of $36.2 million in capital distributions received from our Funds.

(3)
Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to (i) $593.2 million in proceeds from the issuance of common stock in 2017, (ii) $284.2 million in contributions from non-controlling interests in 2017, partially offset by (a) an increase of $299.7 million in net borrowings and (b) a decrease of $52.6 million in payroll taxes paid related to the exercise of stock options.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, which requires us to make estimates of certain items which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Below is a discussion of our critical accounting policies, which are the policies we believe require the most estimate and judgment. See Note 2 to our consolidated financial statements included in Item 15 of this Report for the summary of our significant accounting policies.

Investment in Real Estate

Acquisitions

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

These estimates require judgment, involve complex calculations, and the allocations have a direct and material impact on our results of operations because, for example, (i) there would be less depreciation if we allocate more value to land (which is not depreciated), or (ii) if we allocate more value to buildings than to tenant improvements, the depreciation would be recognized over a much longer time period, because buildings are depreciated over a longer time period than tenant improvements.

Cost capitalization

We capitalize development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related to the development of real estate. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a development project to be substantially complete when the residential units or office space is available for occupancy but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. We capitalized development costs of $78.7 million, $66.0 million and $31.6 million during 2018, 2017 or 2016, respectively.

Impairment of Long-Lived Assets

We assess our investment in real estate and our investment in our Funds for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental rates and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. We did not record any impairment losses for our long-lived assets during 2018, 2017 or 2016.

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

These estimates require judgment and involve complex calculations. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.4 million, $2.1 million and $2.0 million during 2018, 2017 and 2016, respectively.

Allowances for Tenant and Deferred Rent Receivables

Our estimates regarding the adequacy of our allowances for uncollectible tenant and deferred rent receivables requires judgment, including the creditworthiness of specific tenants and general economic trends and conditions. For most of our tenants, our only security is their security deposits or letters of credit, and in some cases we do not require any security deposit or letter of credit. If our allowances are not sufficient to cover the unsecured losses from our tenants who fail to make contractual payments, our revenues and net income could be materially and adversely affected in future periods. As of December 31, 2018, 2017 and 2016, the total of our allowances was $8.1 million, $6.5 million and $7.8 million, respectively. The impact of changing the allowances by 5% would result in a change to our revenues and net income of $403 thousand, $323 thousand and $390 thousand during 2018, 2017 and 2016, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions. Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation could be material to our net income. Stock-based compensation expense was $22.3 million, $18.5 million and $17.4 million for 2018, 2017 and 2016, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.1 million, $0.9 million and $0.9 million during 2018, 2017 and 2016, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives. At December 31, 2018, 6.0% of our debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of $1.3 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our floating rate borrowings and derivative instruments are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2018, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2018:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	2,780	(2)	$—	(3)	659
___________________________________________________________

(1)
For a description of our 2016 Omnibus Stock Incentive Plan, see Note 12 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2018.

(2)	Consists of 1.8 million vested and 0.9 million unvested LTIP Units.

(3)	We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	54
Signatures	56
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 3
Consolidated Balance Sheets	F- 4
Consolidated Statements of Operations	F- 5
Consolidated Statements of Comprehensive Income	F- 6
Consolidated Statements of Equity	F- 7
Consolidated Statements of Cash Flows	F- 8
Notes to Consolidated Financial Statements	F- 9
Overview	F- 9
Summary of Significant Accounting Policies	F- 10
Investment in Real Estate	F- 17
Acquired Lease Intangibles	F- 21
Investment in Unconsolidated Real Estate Funds	F- 22
Other Assets	F- 22
Secured Notes Payable & Revolving Credit Facility, Net	F- 23
Interest Payable, Accounts Payable and Deferred Revenue	F- 25
Derivative Contracts	F- 25
Equity	F- 27
EPS	F- 29
Stock-Based Compensation	F- 30
Fair Value of Financial Instruments	F- 32
Segment Reporting	F- 33
Future Minimum Lease Receipts	F- 34
Future Minimum Lease Payments	F- 34
Commitments, Contingencies and Guarantees	F- 35
Quarterly Financial Information (unaudited)	F- 37
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 38

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

1.1	Equity Distribution Agreement, dated August 4, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.	(1)
1.2	Supplement No. 1 to Equity Distribution Agreement, dated November 20, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and J.P. Morgan Securities LLC.	(2)
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.2	Bylaws of Douglas Emmett, Inc.	(4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(5)
3.4	Bylaws Amendment	(6)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(7)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(7)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(8)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(9)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(10)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(11)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan 2016 LTIP Unit Award Agreement. +	(11)
10.7	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(12)
10.8	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(12)
10.9	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(12)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed with this 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Form 8-K on August 7, 2017 and incorporated herein by this reference. (File number 001-33106)
(2)	Filed with Form 8-K on November 22, 2017 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)

Douglas Emmett, Inc.
Exhibits (continued)

(4)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(5)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(6)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)
(7)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(10)	Filed with Form 8-K on June 3, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(12)	Filed with Form 8-K on December 21, 2018 and incorporated herein by this reference. (File number 001-33106)
(13)
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

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 15, 2019		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 15, 2019.

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

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ MONA M. GISLER
Mona M. Gisler
CFO

February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 15, 2019

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Investment in real estate:
Land	$1,065,099	$1,062,345
Buildings and improvements	7,995,203	7,886,201
Tenant improvements and lease intangibles	840,653	756,190
Property under development	129,753	124,472
Investment in real estate, gross	10,030,708	9,829,208
Less: accumulated depreciation and amortization	(2,246,887)	(2,012,752)
Investment in real estate, net	7,783,821	7,816,456
Cash and cash equivalents	146,227	176,645
Tenant receivables, net	4,371	2,980
Deferred rent receivables, net	124,834	106,021
Acquired lease intangible assets, net	3,251	4,293
Interest rate contract assets	73,414	60,069
Investment in unconsolidated real estate funds	111,032	107,735
Other assets	14,759	18,442
Total Assets	$8,261,709	$8,292,641

Liabilities
Secured notes payable and revolving credit facility, net	$4,134,030	$4,117,390
Interest payable, accounts payable and deferred revenue	130,154	103,947
Security deposits	50,733	50,414
Acquired lease intangible liabilities, net	52,569	75,635
Interest rate contract liabilities	1,530	807
Dividends payable	44,263	42,399
Total liabilities	4,413,279	4,390,592

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 170,214,809 and 169,564,927 outstanding at December 31, 2018 and December 31, 2017, respectively	1,702	1,696
Additional paid-in capital	3,282,316	3,272,539
Accumulated other comprehensive income	53,944	43,099
Accumulated deficit	(935,630)	(879,810)
Total Douglas Emmett, Inc. stockholders' equity	2,402,332	2,437,524
Noncontrolling interests	1,446,098	1,464,525
Total equity	3,848,430	3,902,049
Total Liabilities and Equity	$8,261,709	$8,292,641

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Office rental
Rental revenues and tenant recoveries	$661,147	$606,852	$545,061
Parking and other income	116,784	108,694	100,572
Total office revenues	777,931	715,546	645,633

Multifamily rental
Rental revenues	95,423	89,039	89,996
Parking and other income	7,962	7,467	6,922
Total multifamily revenues	103,385	96,506	96,918

Total revenues	881,316	812,052	742,551

Operating Expenses
Office expenses	252,751	233,633	214,546
Multifamily expenses	28,116	24,401	23,317
General and administrative	38,641	36,234	34,957
Depreciation and amortization	309,864	276,761	248,914
Total operating expenses	629,372	571,029	521,734

Operating income	251,944	241,023	220,817

Other income	11,414	9,712	8,759
Other expenses	(7,472)	(7,037)	(9,477)
Income, including depreciation, from unconsolidated real estate funds	6,400	5,905	7,812
Interest expense	(133,402)	(145,176)	(146,148)
Demolition expenses	(272)	—	—
Income before gains	128,612	104,427	81,763
Gains on sales of investments in real estate	—	—	14,327
Net income	128,612	104,427	96,090
Less: Net income attributable to noncontrolling interests	(12,526)	(9,984)	(10,693)
Net income attributable to common stockholders	$116,086	$94,443	$85,397

Net income attributable to common stockholders per share – basic	$0.68	$0.58	$0.57
Net income attributable to common stockholders per share – diluted	$0.68	$0.58	$0.55

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$128,612	$104,427	$96,090
Other comprehensive income: cash flow hedges	15,070	34,290	40,474
Comprehensive income	143,682	138,717	136,564
Less: Comprehensive income attributable to noncontrolling interests	(16,751)	(16,331)	(26,726)
Comprehensive income attributable to common stockholders	$126,931	$122,386	$109,838

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2018	2017	2016

Shares of Common Stock	Beginning balance	169,565	151,530	146,919
	Conversion of OP Units	629	1,059	1,753
	Issuance of common stock	—	15,687	1,400
	Exercise of stock options	21	1,289	1,458
	Ending balance	170,215	169,565	151,530

Common Stock	Beginning balance	$1,696	$1,515	$1,469
	Conversion of OP Units	6	11	17
	Issuance of common stock	—	157	14
	Exercise of stock options	—	13	15
	Ending balance	$1,702	$1,696	$1,515

Additional Paid-in Capital	Beginning balance	$3,272,539	$2,725,157	$2,706,753
	Conversion of OP Units	10,286	14,231	23,043
	Repurchase of OP Units	(59)	(6,763)	(498)
	Issuance of common stock	—	593,011	49,365
	Taxes paid on exercise of stock options	(450)	(53,097)	(53,506)
	Ending balance	$3,282,316	$3,272,539	$2,725,157

AOCI	Beginning balance	$43,099	$15,156	$(9,285)
	Beginning balance adjustment - ASU 2017-12 adoption	211	—	—
	Cash flow hedge fair value adjustments	10,634	27,943	24,441
	Ending balance	$53,944	$43,099	$15,156

Accumulated Deficit	Beginning balance	$(879,810)	$(820,685)	$(772,726)
	Beginning balance adjustment - ASU 2017-12 adoption	(211)	—	—
	Net income attributable to common stockholders	116,086	94,443	85,397
	Dividends	(171,695)	(153,568)	(133,356)
	Ending balance	$(935,630)	$(879,810)	$(820,685)

Noncontrolling Interests	Beginning balance	$1,464,525	$1,092,928	$355,337
	Net income attributable to noncontrolling interests	12,526	9,984	10,693
	Cash flow hedge fair value adjustments	4,225	6,347	16,033
	Contributions	—	284,248	459,752
	Sales of equity interests in consolidated JVs	—	—	291,028
	Distributions	(52,142)	(38,101)	(35,478)
	Issuance of OP Units for acquisition of real estate	—	105,687
	Conversion of OP Units	(10,292)	(14,242)	(23,060)
	Repurchase of OP Units with cash	(49)	(3,341)	(328)
	Stock-based compensation	27,305	21,015	18,951
	Ending balance	$1,446,098	$1,464,525	$1,092,928

Total Equity	Beginning balance	$3,902,049	$3,014,071	$2,281,548
	Net income	128,612	104,427	96,090
	Cash flow hedge fair value adjustments	14,859	34,290	40,474
	Issuance of common stock, net	—	593,168	49,379
	Issuance of OP Units for acquisition of real estate	—	105,687	—
	Repurchase of OP Units with cash	(108)	(10,104)	(826)
	Taxes paid on exercise of stock options	(450)	(53,084)	(53,491)
	Contributions	—	284,248	459,752
	Sales of equity interests in consolidated JVs	—	—	291,028
	Dividends	(171,695)	(153,568)	(133,356)
	Distributions	(52,142)	(38,101)	(35,478)
	Stock-based compensation	27,305	21,015	18,951
	Ending balance	$3,848,430	$3,902,049	$3,014,071

	Dividends declared per common share	$1.01	$0.94	$0.89

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$128,612	$104,427	$96,090
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(6,400)	(5,905)	(7,812)
Gains on sales of investments in real estate	—	—	(14,327)
Depreciation and amortization	309,864	276,761	248,914
Net accretion of acquired lease intangibles	(22,025)	(18,006)	(18,198)
Straight-line rent	(18,813)	(12,855)	(13,599)
Increase in the allowance for doubtful accounts	2,154	406	422
Deferred loan costs amortized and written off	8,292	10,834	8,927
Amortization of loan premium	(205)	—	—
Non-cash market value adjustments on interest rate contracts	—	51	(196)
Amortization of stock-based compensation	22,299	18,478	17,448
Operating distributions from unconsolidated real estate funds	6,400	5,905	2,668
Change in working capital components:
Tenant receivables	(3,545)	(1,221)	(680)
Interest payable, accounts payable and deferred revenue	1,376	24,942	10,712
Security deposits	319	4,424	7,307
Other assets	4,654	(5,544)	1,773
Net cash provided by operating activities	432,982	402,697	339,449

Investing Activities
Capital expenditures for improvements to real estate	(179,062)	(108,326)	(91,826)
Capital expenditures for developments	(68,459)	(63,018)	(27,720)
Property acquisitions	—	(537,669)	(1,619,759)
Proceeds from sale of investments in real estate, net	—	—	348,203
Loan payments received from related parties	—	—	763
Acquisition of additional interests in unconsolidated real estate funds	(9,379)	(4,142)	—
Capital distributions from unconsolidated real estate funds	7,349	43,560	24,170
Net cash used in investing activities	(249,551)	(669,595)	(1,366,169)

Financing Activities
Proceeds from borrowings	667,000	1,410,500	2,109,500
Repayment of borrowings	(655,326)	(1,698,544)	(1,335,580)
Loan cost payments	(2,992)	(11,442)	(24,586)
Contributions from noncontrolling interests in consolidated JVs	—	284,248	459,752
Distributions paid to noncontrolling interests	(52,142)	(38,101)	(35,478)
Dividends paid to common stockholders	(169,831)	(146,026)	(130,821)
Taxes paid on exercise of stock options	(450)	(53,084)	(53,491)
Repurchase of OP Units	(108)	(10,104)	(826)
Proceeds from issuance of common stock, net	—	593,169	49,379
Net cash (used in) provided by financing activities and restricted cash	(213,849)	330,616	1,037,849

(Decrease) increase in cash and cash equivalents	(30,418)	63,718	11,129
Cash and cash equivalents and restricted cash - beginning balance	176,766	113,048	101,919
Cash and cash equivalents and restricted cash - ending balance	$146,348	$176,766	$113,048

Supplemental Cash Flows Information

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Cash paid for interest, net of capitalized interest	$124,487	$135,824	$137,884
Capitalized interest paid	$3,520	$2,745	$1,193

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$24,702	$3,776	$7,182
Capitalized stock-based compensation for improvements to real estate and developments	$5,006	$2,537	$1,503
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$75,729	$53,687	$146,739
Removal of fully amortized acquired lease intangible assets	$1,582	$414	$1,306
Removal of fully accreted acquired lease intangible liabilities	$15,431	$5,057	$56,278
Issuance of OP Units for acquisition of real estate	$—	$105,687	$—
Application of deposit to acquisition of real estate	$—	$—	$75,000

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$211	$—	$—
Gain recorded in AOCI - consolidated derivatives	$22,723	$16,512	$14,192
Gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$3,052	$3,275	$8
Assumption of term loan for acquisition of real estate	$—	$36,460	$—
Dividends declared	$171,695	$153,568	$133,356
Common stock issued in exchange for OP Units	$10,292	$14,242	$23,060

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

At December 31, 2018, our Consolidated Portfolio consisted of (i) a 16.6 million square foot office portfolio, (ii) 3,595 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at December 31, 2018, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2018, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following office and multifamily properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of December 31, 2018, the total consolidated assets, liabilities and equity of the VIEs was $8.26 billion  (of which $7.78 billion related to investment in real estate), $4.41 billion and $3.85 billion (of which $1.45 billion related to noncontrolling interests), respectively.

During the current reporting period, we reported our office rental revenues and tenant recoveries on a combined basis as Rental revenues and tenant recoveries in our consolidated statements of operations and we reclassified the comparable periods to conform to the current period presentation.

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

Acquisitions

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

Depreciation

Buildings and improvements are depreciated on a straight-line basis using an estimated life of forty years for buildings and fifteen years for improvements, and are carried on our balance sheet, offset by the related accumulated depreciation and any impairment charges, until they are sold. Tenant improvements are depreciated on a straight-line basis over the life of the related lease, with any remaining balance depreciated in the period of any early lease termination. Acquired in-place leases are amortized on a straight line basis over the weighted average remaining term of the acquired in-place leases, and are carried on our balance sheet, offset by the related accumulated amortization, until the related building is either sold or impaired. Lease intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early lease termination. Acquired above- and below-market tenant leases are amortized/accreted on a straight line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight line basis over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense. We accelerate depreciation for affected assets when we renovate our buildings or existing buildings are impacted by new developments. When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period.

Real Estate Held for Sale

Properties are classified as held for sale in our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2018 and 2017, we did not have any properties held for sale.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dispositions

Recognition of gains or losses from sales of investments in real estate requires that we meet certain revenue recognition criteria and transfer control of the real estate to the buyer. The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it. See Note 3 for our property disposition disclosures.

Cost capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Property under development in our consolidated balance sheets. Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the capitalized costs are transferred to (i) Land, (ii) Building and improvements and (iii) Tenant improvements and lease intangibles on our consolidated balance sheets as the historical cost of the property. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2018, 2017 and 2016, we capitalized $78.7 million, $66.0 million and $31.6 million of costs related to our developments, respectively, which included $3.5 million, $2.7 million and $1.2 million of capitalized interest, respectively.

Investment in Unconsolidated Real Estate Funds

We manage and hold equity interests in three Funds: Fund X, Partnership X and the Opportunity Fund. As of December 31, 2018, we held direct and indirect equity interests of 71.3% of Fund X, 24.5% of Partnership X and 6.2% of the Opportunity Fund. We account for our investments in the Funds using the equity method because we have significant influence but not control over the Funds, and our Funds do not qualify as VIEs. Our investment balance includes our share of the net assets of the combined Funds, acquisition basis difference, additional basis for capital raising costs, our share of our Funds' accumulated other comprehensive income (loss) related to our Funds' derivatives, and notes receivable from our Funds. As of December 31, 2018 and 2017, the total basis difference was $2.2 million and $2.9 million, respectively. See Note 5 for our Fund disclosures.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. We also perform a similar periodic assessment for our investments in our Funds. Based upon such periodic assessments, no impairments occurred during 2018, 2017 or 2016.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue Recognition

Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries in the consolidated statements of operations. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. If a lease is canceled then the deferred rent is recognized over the new remaining lease term. We recognized straight line rent of $18.8 million, $12.9 million and $13.6 million during 2018, 2017 and 2016, respectively. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $1.6 million, $2.1 million and $2.4 million during 2018, 2017 and 2016, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for leasehold improvements of $3.5 million, $2.6 million and $2.6 million during 2018, 2017 and 2016, respectively.

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred.

Office parking revenues, which are included in office Parking and other income in our consolidated statements of operations, are within the scope of Topic 606 (Revenue from Contracts with Customers), which we adopted in the first quarter of 2018 on a prospective basis. See "Adopted ASUs" further below. The lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $102.5 million, $96.2 million and $88.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Office parking receivables were $1.1 million and $1.0 million as of December 31, 2018 and 2017, respectively, and are included in Tenant receivables in our consolidated balance sheets.

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

(In thousands)	December 31, 2018	December 31, 2017

Allowance for tenant receivables	$5,215	$3,062
Allowance for deferred rent receivables	$2,849	$3,405
Letters of credit from our tenants	$27,749	$25,212
Cash security deposits from our tenants	$50,733	$50,414

The table below presents the impact of the changes in our allowances on our results of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Tenant receivables allowance - decrease in net income	$(2,154)	$(406)	$(422)
Deferred rent receivables allowance - increase in net income	$556	$1,739	$898

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We adopted ASU No. 2017-12 on a prospective basis in the first quarter of 2018 - see "Adopted ASUs" further below. When entering into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. For our Funds' hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI. Amounts recorded in AOCI related to our designated hedges are reclassified to interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to income, including depreciation, from unconsolidated real estate funds, as interest payments are made by our Funds on their hedged floating rate debt. Changes in fair value of hedging instruments not designated as cash flow hedges are recorded as interest expense.

We present our derivatives on the balance sheet at fair value on a gross basis. Our share of the fair value of our Funds' derivatives is included in our investment in unconsolidated real estate funds on our consolidated balance sheet. See Note 9 for our derivative disclosures.

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of stock options and LTIP Units is amortized over the vesting period, which is based upon service. See Note 12 for our stock-based compensation disclosures.

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

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax for taxable years prior to 2018. We have elected to treat several of our subsidiaries as TRSs, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRSs did not have significant tax provisions or deferred income tax items for 2018, 2017 or 2016. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

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

Adopted ASUs

During 2018 we adopted the ASUs listed below:

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which provides guidance for the accounting of revenue from contracts with customers, and supersedes Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the industry topics of the Codification. In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends Topic 606 and clarifies the guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Identifying Performance Obligations and Licensing" which amends Topic 606 and provides guidance for identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients" which amends Topic 606 and provides guidance for a variety of revenue recognition related topics. In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" (Subtopic 610-20), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Sales of real estate are now accounted for under Subtopic 610-20 which focuses on a transfer of control. The amendments in these ASUs were effective in the first quarter of 2018 and were required to be applied on a retrospective basis. We adopted the ASU in the first quarter of 2018 and it did not have a material impact on our financial statements. Most of our revenues are derived from lease contracts with tenants and are not within the scope of the respective ASUs. Although our office parking revenues are within the scope of the respective ASUs, the timing and pattern of revenue recognition was not impacted.

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The ASU requires the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be recorded in other comprehensive income. GAAP historically provided special hedge accounting only for the portion of the hedge deemed to be “highly effective” and requires an entity to separately reflect the amount by which the hedging instrument does not offset the hedged item, which is referred to as the “ineffective” amount. The amendments are effective in the first quarter of 2019 and are required to be applied on a prospective basis. We early adopted the ASU in the first quarter of 2018 and it did not have a material impact on our financial statements. The ASU requires the cumulative effect of initially applying the ASU as an adjustment to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which the ASU is adopted. On January 1, 2018, we recorded such an adjustment to AOCI and accumulated deficit of $211 thousand. See Note 10.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Topic 842 defines initial direct costs of a lease (which we have historically capitalized) as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We capitalized $7.9 million of leasing costs during the year ended December 31, 2018 that would not qualify as initial direct costs and would be expensed under Topic 842. The expensing of those costs, adjusted for amortization expense, would have reduced net income attributable to common stockholders by $6.0 million for the year ended December 31, 2018.

We pay rent under a ground lease which expires on December 31, 2086. See Note 16 for more information regarding this ground lease. We currently account for the lease as an operating lease. We expect to recognize a right-of-use asset and lease liability for this ground lease in the first quarter of 2019 when we adopt the ASU. We do not expect the change in accounting for the ground lease to have a material impact on our financial position or results of operations.

The treatment of our revenues could be impacted by Topic 842, however, we do not expect any impact to be material to our financial statements.

In December 2018, the FASB issued ASU 2018-20, an update to ASC Topic 842, Leases, which provides guidance on accounting for sales and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. We do not expect the ASU to have a material impact on our financial statements.

The ASUs are effective in the first quarter of 2019 and are required to be adopted using either a) a modified retrospective approach which results in a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2017, and restatement of the amounts presented prior to January 1, 2019 for leases that existed or were entered into after January 1, 2017, the beginning of the earliest comparative period presented in the 2019 consolidated financial statements, or b) a modified retrospective transition method which results in a cumulative adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2019 for leases that existed or were entered into prior to January 1, 2019, the effective date of the ASU. All leases entered into on or after January 1, 2019 would be accounted for as prescribed by ASC 842. ASC 842 provides a practical expedient package that allows entities to not (a) reassess whether any expired or existing contracts are considered or contain leases; (b) reassess the lease classification for any expired or existing leases; and (c) reassess initial direct costs for any existing leases. The Company plans to elect the modified retrospective transition method for adoption on January 1, 2019 and expects to elect the use of the practical expedient package described above. We plan to adopt the ASUs in the first quarter of 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. Prior to January 1, 2017, we accounted for our property acquisitions as business combinations. The acquired properties results of operations are included in our results of operations from the respective acquisition dates.

2018 Acquisitions

During 2018, we did not purchase any properties.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The table below presents the revenues and net income attributable to common stockholders from the Westwood Portfolio included in the consolidated statement of operations from the Acquisition Date:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Total office revenues	$102,398	$96,106	$80,464
Net income attributable to common stockholders(1)	$6,163	$6,346	$2,998
______________________________________________________

(1)	Excluding transaction costs, net income attributable to common stockholders was $6.2 million, $6.3 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Year Ended December 31,
(in thousands, except per share information)	2016

Pro forma revenues	$755,878
Pro forma net income attributable to common stockholders	$84,319
Pro forma net income attributable to common stockholders per share – basic	$0.56
Pro forma net income attributable to common stockholders per share – diluted	$0.55

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2018	December 31, 2017

Above-market tenant leases	$5,595	$7,177
Above-market tenant leases - accumulated amortization	(3,289)	(3,846)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(207)	(190)
Acquired lease intangible assets, net	$3,251	$4,293

Below-market tenant leases	$112,175	$127,606
Below-market tenant leases - accumulated accretion	(63,013)	(55,428)
Above-market ground lease where we are the tenant	4,017	4,017
Above-market ground lease - accumulated accretion	(610)	(560)
Acquired lease intangible liabilities, net	$52,569	$75,635

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$21,992	$17,973	$18,165
Amortization of an above-market ground lease(2)	(17)	(17)	(17)
Accretion of an above-market ground lease liability(3)	50	50	50
Total	$22,025	$18,006	$18,198
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.
(3)    Recorded as a decrease to office expense.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2018. The above-market ground lease liability presented in the tables above will be offset against a right of use ground lease asset on January 1, 2019 when we adopt ASU No. 2016-02 - see Note 2, and there is therefore no future accretion for that lease reflected in the table below.

Year ending December 31:	Net increase to revenues

(In thousands)
2019	$15,521
2020	12,516
2021	6,813
2022	4,157
2023	2,542
Thereafter	4,362
Total	$45,911

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet.  During the third quarter of 2018 we purchased an additional 1.9% interest in Fund X. We purchased a 3.7% interest in the Opportunity Fund during the second quarter of 2017 and 2.5% during the fourth quarter of 2017. The Opportunity Fund's only investment is a 13.1% interest in Fund X. At December 31, 2018, we held direct and indirect equity interests of 6.2% in the Opportunity Fund, 71.3% of Fund X and 24.5% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions received from our Funds:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Operating distributions received	$6,400	$5,905	$2,668
Capital distributions received	7,349	43,560	24,170
Total distributions received	$13,749	$49,465	$26,838

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis. The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	December 31, 2018	December 31, 2017

Total assets	$694,713	$704,186
Total liabilities	$525,483	$523,767
Total equity	$169,230	$180,419

	Year Ended December 31,
(In thousands)	2018	2017	2016

Total revenues	$79,590	$75,896	$73,171
Operating income	$22,959	$20,640	$19,477
Net income	$6,260	$5,085	$8,213

6. Other Assets

(In thousands)	December 31, 2018	December 31, 2017

Restricted cash	$121	$121
Prepaid expenses	7,830	9,235
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	1,101	1,155
Other	3,719	5,943
Total other assets	$14,759	$18,442

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date (1)	Principal Balance as of December 31, 2018	Principal Balance as of December 31, 2017	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Term loan(3)	—	$—	$146,974	—	—	—
Term loan(3)	—	—	280,721	—	—	—
Fannie Mae loan	10/1/2019	145,000	145,000	LIBOR + 1.25%	N/A	N/A
Term loan(4)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(4)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(4)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(4)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(4)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	—	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loan(4)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loan(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(5)	6/1/2038	31,582	32,213	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2020	105,000	—	LIBOR + 1.40%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,183,982	3,172,308

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(7)		4,163,982	4,152,308
Unamortized loan premium, net		3,986	4,191
Unamortized deferred loan costs, net		(33,938)	(39,109)
Total Consolidated Debt, net		$4,134,030	$4,117,390
_____________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps. See below for details of our loan costs.

(3)	At December 31, 2018, these loans have been paid off.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(6)	$400.0 million revolving credit facility. Unused commitment fees range from 0.15% to 0.20%.

(7)	See Note 13 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2018	Principal Balance as of December 31, 2017

Aggregate swapped to fixed rate loans	$3,882,400	$3,547,400
Aggregate fixed rate loans	31,582	459,908
Aggregate floating rate loans	250,000	145,000
Total Debt	$4,163,982	$4,152,308

The following table summarizes certain debt statistics:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.91
Weighted average remaining life (including extension options)	5.4 years
Weighted average remaining fixed interest period	2.6 years
Weighted average annual interest rate	3.07%

Future Principal Payments

At December 31, 2018, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)
2019	$145,718	$145,718
2020	400,752	105,752
2021	787	787
2022	1,040,823	920,823
2023	1,495,862	1,160,862
Thereafter	1,080,040	1,830,040
Total future principal payments	$4,163,982	$4,163,982
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $24.2 million and $18.0 million at December 31, 2018 and December 31, 2017, respectively. The table below presents loan costs, which are included in interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Loan costs expensed	$418	$2,359	$1,441
Deferred loan cost amortization	7,874	9,033	7,608
Total	$8,292	$11,392	$9,049

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2018	December 31, 2017

Interest payable	$10,657	$9,829
Accounts payable and accrued liabilities	75,111	62,741
Deferred revenue	44,386	31,377
Total interest payable, accounts payable and deferred revenue	$130,154	$103,947

9. Derivative Contracts

Derivative Summary

As of December 31, 2018, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(3)	27	$3,882,400
Unconsolidated Funds' derivatives(2)(3)	4	$510,000
___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

(3)	See Note 13 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of December 31, 2018, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, were as follows:

(In thousands)	December 31, 2018	December 31, 2017

Consolidated derivatives(1)	$1,681	$915
Unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Our unconsolidated Funds' did not have any derivatives in a liability position.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments , were as follows:

(In thousands)	December 31, 2018	December 31, 2017

Consolidated derivatives(1)	$76,021	$60,093
Unconsolidated Funds' derivatives(2)	$12,576	$9,350
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)(2)	$211	$—	$—
Gain recorded in AOCI before reclassifications(1)(2)	$22,723	$16,512	$14,192
(Gain) loss reclassified from AOCI to Interest Expense(1)	$(10,103)	$13,976	$25,917
Interest Expense presented in the consolidated statements of operations	$(133,402)	$(145,176)	$(146,148)
(Gain) loss related to ineffectiveness recorded in Interest Expense	$—	$51	$(196)
Unconsolidated Funds' derivatives (our share)(3):
Gain recorded in AOCI before reclassifications(1)	$3,052	$3,275	$8
(Gain) loss reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(813)	$527	$357
Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$6,400	$5,905	$7,812
__________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	See Note 2 regarding the ASU adoption.

(3)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At December 31, 2018, our estimate of the AOCI related to derivatives designated as cash flow hedges, that will be reclassified to earnings during the next year as interest rate swap payments are made, is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$36,161
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$2,565

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Equity

Transactions

2018 Transactions

During 2018, we (i) acquired 629 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 3 thousand OP Units for $108 thousand in cash and (iii) issued 21 thousand shares of our common stock for the exercise of 49 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

2017 Transactions

During 2017, we or our Operating Partnership, (i) acquired 1.1 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) issued 1.3 million shares of our common stock for the exercise of 3.9 million stock options on a net settlement basis (net of the exercise price and related taxes), (iii) issued 15.7 million shares of our common stock under our ATM program for net proceeds of $593.3 million, and (iv) issued 2.6 million OP Units valued at $105.7 million in connection with the acquisition of the 9401 Wilshire office property, of which we subsequently acquired 248 thousand OP Units for $10.1 million in cash. One of our JVs acquired three office properties, 1299 Ocean Avenue, 429 Santa Monica and 9665 Wilshire, for which investors contributed $284.0 million directly to the JV.

2016 Transactions

During 2016 we (i) acquired 1.8 million OP Units in exchange for issuing an equal number of shares of our common stock to the holders of OP Units, (ii) acquired 25 thousand OP Units for $826 thousand in cash, (iii) issued 1.5 million shares of our common stock for the exercise of 7.6 million stock options on a net settlement basis (net of the exercise price and related taxes), (iv) issued 1.4 million shares of our common stock under our ATM program for net proceeds of 49.4 million.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of December 31, 2018 when we and our Operating Partnership had 170.2 million shares of common stock and 28.2 million OP Units and fully-vested LTIP Units outstanding. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation, see Note 12.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Net income attributable to common stockholders	$116,086	$94,443	$85,397

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	10,292	14,242	23,060
Repurchase of OP Units from noncontrolling interests	(59)	(6,764)	(498)
Net transfers from noncontrolling interests	10,233	7,478	22,562

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$126,319	$101,921	$107,959

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2018	2017	2016

Beginning balance	$43,099	$15,156	$(9,285)
Adoption of ASU 2017-12 - cumulative opening balance adjustment(2)	211	—	—
Consolidated derivatives:
Other comprehensive income before reclassifications	22,723	16,512	14,192
Reclassification of (gains) losses from AOCI to Interest Expense	(10,103)	13,976	25,917
Unconsolidated Funds' derivatives (our share):
Other comprehensive income before reclassifications	3,052	3,275	8
Reclassification of (gains) losses from AOCI to Income, including depreciation, from unconsolidated real estate funds	(813)	527	357
Net current period OCI	15,070	34,290	40,474
OCI attributable to noncontrolling interests	(4,225)	(6,347)	(16,033)
OCI attributable to common stockholders	10,845	27,943	24,441

Ending balance	$53,944	$43,099	$15,156
__________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

(2)	See Note 2 regarding our adoption of the ASU on January 1, 2018.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2018 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income Percentage	Capital Gain Percentage	Return of Capital Percentage	Amount Qualifying as a Section 199A Dividend

12/29/2017	1/15/2018	$0.25	32.5%	—%	67.5%	32.5%
3/29/2018	4/17/2018	0.25	32.5%	—%	67.5%	32.5%
6/29/2018	7/13/2018	0.25	32.5%	—%	67.5%	32.5%
9/28/2018	10/16/2018	0.25	32.5%	—%	67.5%	32.5%
Total / Weighted Average		$1.00	32.5%	—%	67.5%	32.5%

11. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
Numerator (In thousands):
Net income attributable to common stockholders	$116,086	$94,443	$85,397
Allocation to participating securities: Unvested LTIP Units	(546)	(626)	(468)
Numerator for basic and diluted net income attributable to common stockholders	$115,540	$93,817	$84,929

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	169,893	160,905	149,299
Effect of dilutive securities: Stock options(1)	9	325	3,891
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,902	161,230	153,190

Basic EPS:
Net income attributable to common stockholders per share	$0.68	$0.58	$0.57

Diluted EPS:
Net income attributable to common stockholders per share	$0.68	$0.58	$0.55
____________________________________________________

(1)	The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Year Ended December 31,
(In thousands)	2018	2017	2016

OP Units	26,661	24,810	25,110
Vested LTIP Units	813	274	578

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

12. Stock-Based Compensation

2016 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 3.4 million shares available for grant as of December 31, 2018. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

We have made certain awards in the form of a separate series of units of limited partnership interests in our Operating Partnership called LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under our 2016 Plan. Our LTIP Units are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, and/or achievement of pre-established performance goals, financial metrics and other objectives. Once vested, LTIP Units can generally be converted to OP Units on a one for one basis, provided our stock price increases by more than a specified hurdle.

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 898 thousand, 800 thousand and 704 thousand LTIP Units to employees during 2018, 2017 and 2016, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. We granted 37 thousand, 28 thousand and 35 thousand LTIP Units to our non-employee directors during 2018, 2017 and 2016, respectively.

Compensation Expense

Total stock-based compensation expense, net of capitalized amounts, was $22.3 million, $18.5 million and $17.4 million during 2018, 2017 and 2016, respectively. Certain amounts of stock-based compensation expense are capitalized for employees who provide leasing and construction services. We capitalized $5.0 million, $2.5 million, and $1.5 million during 2018, 2017 and 2016, respectively. At December 31, 2018, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.4 million, which will be recognized over a weighted-average term of two years.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Award Activity

The table below presents our outstanding stock options activity:

Fully Vested Stock Options:	Number of Stock Options (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Months)	Total Intrinsic Value (Thousands)	Intrinsic Value of Options Exercised (Thousands)

Outstanding at December 31, 2015	11,535	$18.04	23	$151,569
Exercised	(7,566)	$20.98			$104,108
Outstanding at December 31, 2016	3,969	$12.43	27	$95,770
Exercised	(3,920)	$12.43			$102,963
Outstanding at December 31, 2017	49	$12.66	16	$1,375
Exercised	(49)	$12.66			$1,196
Outstanding at December 31, 2018	—

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2015	1,096	$19.85
Granted	739	$27.62	$20,420
Vested	(778)	$22.23	$17,293
Forfeited	(17)	$27.77	$473
Outstanding at December 31, 2016	1,040	$23.46
Granted	828	$29.89	$24,745
Vested	(807)	$25.40	$20,497
Forfeited	(5)	$31.36	$172
Outstanding at December 31, 2017	1,056	$26.98
Granted	935	$27.01	$25,247
Vested	(1,036)	$25.82	$26,740
Forfeited	(10)	$34.18	$333
Outstanding at December 31, 2018	945	$28.20

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2018, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.
Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable (excluding our, revolving credit facility), the carrying value includes unamortized loan premium and excludes unamortized deferred loan fees:

(In thousands)	December 31, 2018	December 31, 2017

Fair value	$4,087,979	$4,195,489
Carrying value	$4,062,968	$4,156,499

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

(In thousands)	December 31, 2018	December 31, 2017
Derivative Assets:
Fair value - consolidated derivatives(1)	$73,414	$60,069
Fair value - unconsolidated Funds' derivatives(2)	$12,228	$9,437

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$1,530	$807
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheet.

(2)
Reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated real estate funds in our consolidated balance sheets. See Note 17 regarding our unconsolidated Funds debt and derivatives.

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

(In thousands)	Year Ended December 31,
	2018	2017	2016
Office Segment
Total office revenues	$777,931	$715,546	$645,633
Office expenses	(252,751)	(233,633)	(214,546)
Office segment profit	525,180	481,913	431,087

Multifamily Segment
Total multifamily revenues	103,385	96,506	96,918
Multifamily expenses	(28,116)	(24,401)	(23,317)
Multifamily segment profit	75,269	72,105	73,601

Total profit from all segments	$600,449	$554,018	$504,688

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2018	2017	2016

Total profit from all segments	$600,449	$554,018	$504,688
General and administrative	(38,641)	(36,234)	(34,957)
Depreciation and amortization	(309,864)	(276,761)	(248,914)
Other income	11,414	9,712	8,759
Other expenses	(7,472)	(7,037)	(9,477)
Income, including depreciation, from unconsolidated real estate funds	6,400	5,905	7,812
Interest expense	(133,402)	(145,176)	(146,148)
Demolition expenses	(272)	—	—
Income before gains	128,612	104,427	81,763
Gains on sales of investments in real estate	—	—	14,327
Net income	128,612	104,427	96,090
Less: Net income attributable to noncontrolling interests	(12,526)	(9,984)	(10,693)
Net income attributable to common stockholders	$116,086	$94,443	$85,397

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at December 31, 2018:

Year Ending December 31,	(In thousands)

2019	$578,162
2020	531,875
2021	437,528
2022	353,395
2023	269,535
Thereafter	656,926
Total future minimum base rentals(1)	$2,827,421
_____________________________________________________

(1)
Does not include (i) residential leases, which typically have a term of one year or less, (ii) holdover rent, (ii) other types of rent such as storage and antenna rent, (iv) tenant reimbursements, (v) straight line rent, (vi) amortization/accretion of acquired above/below-market lease intangibles and (vii) percentage rents.  The amounts assume that early termination options held by tenants are not exercised.

16. Future Minimum Lease Rental Payments

We pay rent under a ground lease which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, and will then reset to the greater of the existing ground rent or market. We incurred ground rent expense of $733 thousand during 2018, 2017 and 2016, respectively. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2018:

Year ending December 31:	(In thousands)

2019	$733
2020	733
2021	733
2022	733
2023	733
Thereafter	46,178
Total future minimum lease payments	$49,843

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. In 2018, 2017 and 2016, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our allowances for tenant receivables and deferred rent receivables.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio, and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of December 31, 2018, the obligations to remove the asbestos from these properties if they were demolished or undergo major renovations have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. As of December 31, 2018, the obligations to remove the asbestos from properties that are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our financial statements.

Development and Other Contracts

During 2016, we commenced building an additional 491 new apartments at our Moanalua Hillside Apartments in Honolulu, Hawaii. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, built a new leasing and management office, and constructed a new fitness facility and two pools. In West Los Angeles, we are building a high-rise apartment building with 376 apartments. As of December 31, 2018, we had an aggregate remaining contractual commitment for these development projects of approximately $202.9 million. As of December 31, 2018, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $55.3 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2018, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of December 31, 2018. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $2.2 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2018, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $25.4 million. Loan agreement includes the requirement to purchase an interest rate cap if one month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2018 and 2017:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Total revenue	$212,247	$219,469	$223,308	$226,292
Net income before noncontrolling interests	$32,631	$37,033	$35,416	$23,532
Net income attributable to common stockholders	$28,206	$31,684	$30,561	$25,635
Net income per common share - basic	$0.17	$0.19	$0.18	$0.15
Net income per common share - diluted	$0.17	$0.19	$0.18	$0.15
Weighted average shares of common stock outstanding - basic	169,601	169,916	169,926	170,121
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,625	169,926	169,931	170,121

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Total revenue	$194,481	$199,632	$208,749	$209,190
Net income before noncontrolling interests	$21,780	$22,153	$28,508	$31,986
Net income attributable to common stockholders	$19,049	$20,244	$25,614	$29,536
Net income per common share - basic	$0.12	$0.13	$0.15	$0.17
Net income per common share - diluted	$0.12	$0.13	$0.15	$0.17
Weighted average shares of common stock outstanding - basic	152,490	155,898	165,471	169,521
Weighted average shares of common stock and common stock equivalents outstanding - diluted	153,655	155,952	165,520	169,562

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2018
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$—	$12,769	$78,447	$145,881	$27,108	$209,989	$237,097	$67,476	1968/2002	1999
233 Wilshire	62,962	9,263	130,426	2,572	9,263	132,998	142,261	9,677	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	121,993	21,787	139,382	161,169	44,421	1981/2000	1996
429 Santa Monica	33,691	4,949	72,534	2,900	4,949	75,434	80,383	4,309	1982/2016	2017
1299 Ocean	124,699	22,748	265,198	8,311	22,748	273,509	296,257	13,325	1980/2006	2017
1901 Avenue of the Stars	—	18,514	131,752	112,641	26,163	236,744	262,907	79,484	1968/2001	2001
8484 Wilshire(1)	16,132	8,846	77,780	16,070	8,846	93,850	102,696	17,804	1972/2013	2013
9401 Wilshire	31,582	6,740	152,310	1,071	6,740	153,381	160,121	5,281	1971	2017
9601 Wilshire	145,845	16,597	54,774	107,741	17,658	161,454	179,112	56,579	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	12,946	5,568	190,018	195,586	7,489	1971	2017
10880 Wilshire	198,794	29,995	437,514	9,072	29,988	446,593	476,581	38,643	1970/2009	2016
10960 Wilshire	201,893	45,844	429,769	20,484	45,852	450,245	496,097	38,549	1971/2006	2016
11777 San Vicente	—	5,032	15,768	29,640	6,714	43,726	50,440	14,937	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	6,040	20,164	214,795	234,959	18,348	1985	2016
12400 Wilshire	—	5,013	34,283	76,716	8,828	107,184	116,012	36,034	1985	1996
16501 Ventura	39,803	6,759	53,112	10,937	6,759	64,049	70,808	13,314	1986/2012	2013
Beverly Hills Medical Center	—	4,955	27,766	28,476	6,435	54,762	61,197	18,559	1964/2004	2004
Bishop Place	—	8,317	105,651	58,572	8,833	163,707	172,540	57,295	1992	2004
Bishop Square	180,000	16,273	213,793	25,831	16,273	239,624	255,897	62,676	1972/1983	2010
Brentwood Court	—	2,564	8,872	506	2,563	9,379	11,942	3,332	1984	2006
Brentwood Executive Plaza	39,169	3,255	9,654	32,249	5,921	39,237	45,158	13,349	1983/1996	1995
Brentwood Medical Plaza	35,905	5,934	27,836	1,427	5,933	29,264	35,197	10,572	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	1,039	5,557	17,496	23,053	6,266	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,625	4,775	22,933	27,708	8,131	1986	2000
Bundy/Olympic	34,273	4,201	11,860	29,416	6,030	39,447	45,477	13,909	1991/1998	1994
Camden Medical Arts	38,021	3,102	12,221	27,789	5,298	37,814	43,112	13,057	1972/1992	1995
Carthay Campus	48,007	6,595	70,454	5,036	6,594	75,491	82,085	12,275	1965/2008	2014
Century Park Plaza	128,311	10,275	70,761	123,949	16,153	188,832	204,985	56,516	1972/1987	1999
Century Park West(1)	5,618	3,717	29,099	1,033	3,667	30,182	33,849	11,273	1971	2007
Columbus Center	14,362	2,096	10,396	9,758	2,333	19,917	22,250	7,041	1987	2001
Coral Plaza	25,831	4,028	15,019	18,426	5,366	32,107	37,473	11,236	1981	1998
Cornerstone Plaza(1)	10,630	8,245	80,633	6,231	8,263	86,846	95,109	26,906	1986	2007
Encino Gateway	—	8,475	48,525	55,755	15,653	97,102	112,755	33,083	1974/1998	2000
Encino Plaza	—	5,293	23,125	48,919	6,165	71,172	77,337	25,121	1971/1992	2000
Encino Terrace	91,133	12,535	59,554	96,475	15,533	153,031	168,564	51,989	1986	1999
Executive Tower(1)	15,098	6,660	32,045	60,003	9,471	89,237	98,708	32,313	1989	1995
First Financial Plaza	54,084	12,092	81,104	3,655	12,092	84,759	96,851	10,691	1986	2015
Gateway Los Angeles	46,785	2,376	15,302	48,207	5,119	60,766	65,885	21,250	1987	1994
Harbor Court	30,992	51	41,001	47,131	12,060	76,123	88,183	22,257	1994	2004
Honolulu Club	—	1,863	16,766	5,766	1,863	22,532	24,395	8,147	1980	2008
Landmark II	—	6,086	109,259	66,476	13,070	168,751	181,821	56,261	1989	1997
Lincoln/Wilshire	38,021	3,833	12,484	23,012	7,475	31,854	39,329	10,872	1996	2000
MB Plaza	32,090	4,533	22,024	32,047	7,503	51,101	58,604	16,949	1971/1996	1998
Olympic Center	41,313	5,473	22,850	32,894	8,247	52,970	61,217	17,828	1985/1996	1997
One Westwood(1)	15,994	10,350	29,784	62,621	9,194	93,561	102,755	31,359	1987/2004	1999
Palisades Promenade	—	5,253	15,547	54,537	9,664	65,673	75,337	21,362	1990	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2018
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)	Land	Building & Improve-ments(2)	Total(3)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
Saltair/San Vicente	21,269	5,075	6,946	16,813	7,557	21,277	28,834	7,643	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	51	7,055	12,086	19,141	4,621	1985	2006
Santa Monica Square(1)	9,169	5,366	18,025	21,310	6,863	37,838	44,701	13,611	1983/2004	2001
Second Street Plaza	49,505	4,377	15,277	35,680	7,421	47,913	55,334	16,450	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	402,194	48,328	404,899	453,227	139,046	1981/2002	1997
Studio Plaza	—	9,347	73,358	139,850	15,015	207,540	222,555	79,664	1988/2004	1995
The Tower	65,969	9,643	160,602	3,146	9,643	163,748	173,391	15,289	1988/1998	2016
The Trillium(1)	26,472	20,688	143,263	87,532	21,989	229,494	251,483	75,904	1988	2005
Valley Executive Tower	92,618	8,446	67,672	103,059	11,737	167,440	179,177	56,133	1984	1998
Valley Office Plaza	41,271	5,731	24,329	47,813	8,957	68,916	77,873	24,998	1966/2002	1998
Verona	—	2,574	7,111	14,729	5,111	19,303	24,414	6,686	1991	1997
Village on Canon	58,337	5,933	11,389	49,556	13,303	53,575	66,878	17,903	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	417,365	59,419	693,203	752,622	233,979	1982-1993/2004	2002
Westside Towers	107,386	8,506	79,532	80,586	14,568	154,056	168,624	51,893	1985	1998
Westwood Center	113,344	9,512	259,341	9,508	9,513	268,848	278,361	24,383	1965/2000	2016
Westwood Place	65,669	8,542	44,419	51,718	11,448	93,231	104,679	31,580	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	40,247	14,903	59,444	74,347	20,360	1989	1999
Barrington Plaza	210,000	28,568	81,485	153,090	58,208	204,935	263,143	69,633	1963/1998	1998
Barrington/Kiowa	11,345	5,720	10,052	580	5,720	10,632	16,352	3,656	1974	2006
Barry	9,000	6,426	8,179	460	6,426	8,639	15,065	3,086	1973	2006
Kiowa	4,535	2,605	3,263	372	2,605	3,635	6,240	1,274	1972	2006
Moanalua Hillside Apartments	145,000	22,252	157,353	40,280	32,826	186,987	219,813	41,344	1968/2004/2018	2005
Pacific Plaza	78,000	10,091	16,159	73,520	27,816	71,954	99,770	23,839	1963/1998	1999
The Shores	212,000	20,809	74,191	198,955	60,555	233,400	293,955	76,519	1965-67/2002	1999
Villas at Royal Kunia	90,120	42,887	71,376	14,463	35,163	93,563	128,726	36,210	1990/1995	2006
Waena Apartments	102,400	26,864	119,272	1,006	26,864	120,279	147,143	13,638	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner (1)	5,887	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$4,163,982	$790,894	$5,402,373	$3,707,759	$1,065,099	$8,835,856	$9,900,955	$2,246,887

Property Under Development
Landmark II Development	$—	$13,070	$—	$34,766	$13,070	$34,766	$47,836	$—	N/A	N/A
Moanalua Hillside Apartments - Development	—	2,468	—	76,045	2,468	78,871	81,339	—	N/A	N/A
Other Developments	—	—	—	578	—	578	578	—	N/A	N/A
Total Property Under Development	$—	$15,538	$—	$111,389	$15,538	$114,215	$129,753	$—

Total	$4,163,982	$806,432	$5,402,373	$3,819,148	$1,080,637	$8,950,071	$10,030,708	$2,246,887
_____________________________________________________

(1)	These properties are encumbered by our revolving credit facility, which had a $105.0 million balance as of December 31, 2018.

(2)	Includes tenant improvements and lease intangibles.

(3)	At December 31, 2018, the aggregate federal income tax cost basis for consolidated real estate was $6.90 billion (unaudited).

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2018
(In thousands)

The table below presents a reconciliation of our investment in real estate:

	Year Ended December 31,
	2018	2017	2016
Investment in real estate, gross
Beginning balance	$9,829,208	$8,998,120	$7,266,009
Property acquisitions	—	707,120	1,750,828
Improvements	271,948	111,642	96,649
Developments	5,281	66,013	31,559
Properties held for sale	—	—	(186)
Removal of fully depreciated and amortized tenant improvements and lease intangibles	(75,729)	(53,687)	(146,739)
Ending balance	$10,030,708	$9,829,208	$8,998,120

Accumulated depreciation and amortization
Beginning balance	$(2,012,752)	$(1,789,678)	$(1,687,998)
Depreciation and amortization	(309,864)	(276,761)	(248,914)
Properties held for sale	—	—	495
Removal of fully depreciated and amortized tenant improvements and lease intangibles	75,729	53,687	146,739
Ending balance	$(2,246,887)	$(2,012,752)	$(1,789,678)

Investment in real estate, net	$7,783,821	$7,816,456	$7,208,442