Form 10-Q
period 2019-03-31
Douglas Emmett Inc
filed 2019-05-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	DEI	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 29, 2019
Common Stock, $0.01 par value per share	170,284,515	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated joint ventures and unconsolidated real estate funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.

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

Same Properties
Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project that we believed significantly affected its results during the comparative periods.

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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2019	December 31, 2018

	Unaudited
Assets
Investment in real estate:
Land	$1,067,639	$1,065,099
Buildings and improvements	8,088,899	7,995,203
Tenant improvements and lease intangibles	847,471	840,653
Property under development	57,527	129,753
Investment in real estate, gross	10,061,536	10,030,708
Less: accumulated depreciation and amortization	(2,309,901)	(2,246,887)
Investment in real estate, net	7,751,635	7,783,821
Ground lease right-of-use asset	7,483	—
Cash and cash equivalents	149,722	146,227
Tenant receivables, net	5,281	4,371
Deferred rent receivables, net	129,203	124,834
Acquired lease intangible assets, net	3,092	3,251
Interest rate contract assets	46,880	73,414
Investment in unconsolidated real estate funds	105,526	111,032
Other assets	17,087	14,759
Total Assets	$8,215,909	$8,261,709

Liabilities
Secured notes payable and revolving credit facility, net	$4,129,271	$4,134,030
Ground lease liability	10,887	—
Interest payable, accounts payable and deferred revenue	142,339	130,154
Security deposits	50,802	50,733
Acquired lease intangible liabilities, net	44,883	52,569
Interest rate contract liabilities	5,283	1,530
Dividends payable	44,262	44,263
Total liabilities	4,427,727	4,413,279

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 170,237,122 and 170,214,809 outstanding at March 31, 2019 and December 31, 2018, respectively	1,702	1,702
Additional paid-in capital	3,282,388	3,282,316
Accumulated other comprehensive income	30,943	53,944
Accumulated deficit	(953,335)	(935,630)
Total Douglas Emmett, Inc. stockholders' equity	2,361,698	2,402,332
Noncontrolling interests	1,426,484	1,446,098
Total equity	3,788,182	3,848,430
Total Liabilities and Equity	$8,215,909	$8,261,709
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Revenues
Office rental
Rental revenues and tenant recoveries	$167,235	$158,824
Parking and other income	30,055	28,509
Total office revenues	197,290	187,333

Multifamily rental
Rental revenues	24,893	23,061
Parking and other income	2,003	1,853
Total multifamily revenues	26,896	24,914

Total revenues	224,186	212,247

Operating Expenses
Office expenses	63,449	60,356
Multifamily expenses	7,555	6,698
General and administrative expenses	9,832	9,567
Depreciation and amortization	79,873	72,498
Total operating expenses	160,709	149,119

Operating income	63,477	63,128

Other income	2,898	2,630
Other expenses	(1,845)	(1,733)
Income, including depreciation, from unconsolidated real estate funds	1,551	1,506
Interest expense	(33,293)	(32,900)
Net income	32,788	32,631
Less: Net income attributable to noncontrolling interests	(4,087)	(4,425)
Net income attributable to common stockholders	$28,701	$28,206

Net income attributable to common stockholders per share – basic	$0.17	$0.17
Net income attributable to common stockholders per share – diluted	$0.17	$0.17

Dividends declared per common share	$0.26	$0.25

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$32,788	$32,631
Other comprehensive (loss) income: cash flow hedges	(33,308)	44,369
Comprehensive (loss) income	(520)	77,000
Less: Comprehensive loss (income) attributable to noncontrolling interests	6,220	(17,872)
Comprehensive income attributable to common stockholders	$5,700	$59,128

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited and in thousands)

		Three Months Ended March 31,
		2019	2018

Shares of Common Stock	Beginning balance	170,215	169,565
	Exchange of OP units for common stock	22	322
	Exercise of stock options	—	14
	Ending balance	170,237	169,901

Common Stock	Beginning balance	$1,702	$1,696
	Exchange of OP units for common stock	—	3
	Ending balance	$1,702	$1,699

Additional Paid-in Capital	Beginning balance	$3,282,316	$3,272,539
	Exchange of OP units for common stock	363	5,196
	Repurchase of OP Units with cash	(291)	—
	Taxes paid on exercise of stock options	—	(314)
	Ending balance	$3,282,388	$3,277,421

AOCI	Beginning balance	$53,944	$43,099
	Cash flow hedge fair value adjustments	(23,001)	30,922
	Ending balance	$30,943	$74,021

Accumulated Deficit	Beginning balance	$(935,630)	$(879,810)
	Beginning balance adjustment - ASU 2016-02 adoption	(2,144)	—
	Beginning balance adjustment - ASU 2017-12 adoption	—	(211)
	Net income attributable to common stockholders	28,701	28,206
	Dividends	(44,262)	(42,474)
	Ending balance	$(953,335)	$(894,289)

Noncontrolling Interests	Beginning balance	$1,446,098	$1,464,525
	Beginning balance adjustment - ASU 2016-02 adoption	(355)	—
	Net income attributable to noncontrolling interests	4,087	4,425
	Cash flow hedge fair value adjustments	(10,307)	13,447
	Distributions	(15,760)	(13,086)
	Exchange of OP units for common stock	(363)	(5,199)
	Repurchase of OP Units with cash	(216)	—
	Stock-based compensation	3,300	3,503
	Ending balance	$1,426,484	$1,467,615

Total Equity	Beginning balance	$3,848,430	$3,902,049
	Beginning balance adjustment - ASU 2016-02 adoption	(2,499)	—
	Beginning balance adjustment - ASU 2017-12 adoption	—	(211)
	Net income	32,788	32,631
	Cash flow hedge fair value adjustments	(33,308)	44,369
	Repurchase of OP Units with cash	(507)	—
	Taxes paid on exercise of stock options	—	(314)
	Dividends	(44,262)	(42,474)
	Distributions	(15,760)	(13,086)
	Stock-based compensation	3,300	3,503
	Ending balance	$3,788,182	$3,926,467
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$32,788	$32,631
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(1,551)	(1,506)
Depreciation and amortization	79,873	72,498
Net accretion of acquired lease intangibles	(4,120)	(6,152)
Straight-line rent	(4,369)	(5,172)
Increase in the allowance for doubtful accounts	1,688	1,691
Deferred loan costs amortized and written off	1,917	2,309
Amortization of loan premium	(51)	(51)
Amortization of stock-based compensation	2,630	3,051
Operating distributions from unconsolidated real estate funds	1,551	1,506
Change in working capital components:
Tenant receivables	(2,598)	(1,582)
Interest payable, accounts payable and deferred revenue	25,369	16,944
Security deposits	69	(471)
Other assets	(707)	1,921
Net cash provided by operating activities	132,489	117,617

Investing Activities
Capital expenditures for improvements to real estate	(46,498)	(25,259)
Capital expenditures for developments	(17,565)	(11,018)
Capital distributions from unconsolidated real estate funds	2,225	1,953
Net cash used in investing activities	(61,838)	(34,324)

Financing Activities
Proceeds from borrowings	72,318	485,000
Repayment of borrowings	(77,495)	(502,808)
Loan cost payments	(1,449)	(2,785)
Distributions paid to noncontrolling interests	(15,760)	(13,085)
Dividends paid to common stockholders	(44,263)	(42,391)
Taxes paid on exercise of stock options	—	(313)
Repurchase of OP Units	(507)	—
Net cash used in financing activities	(67,156)	(76,382)

Increase in cash and cash equivalents and restricted cash	3,495	6,911
Cash and cash equivalents and restricted cash - beginning balance	146,348	176,766
Cash and cash equivalents and restricted cash - ending balance	$149,843	$183,677

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2019	2018
Operating Activities
Cash paid for interest, net of capitalized interest	$31,060	$29,937
Capitalized interest paid	$838	$773

Non-cash Investing Transactions
Accrual for additions to real estate and developments	$17,070	$15,995
Capitalized stock-based compensation for improvements to real estate and developments	$670	$452
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$16,805	$10,630
Removal of fully amortized acquired lease intangible assets	$1,786	$206
Removal of fully accreted acquired lease intangible liabilities	$873	$6,038
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$10,887	$—
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$3,408	$—
Recognition of ground lease liability - Adoption of ASU 2016-02	$10,887	$—

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$—	$211
(Loss) gain recorded in AOCI - consolidated derivatives	$(21,563)	$39,731
(Loss) gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(2,405)	$4,475
Dividends declared	$44,262	$42,474
Exchange of OP units for common stock	$363	$5,199

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At March 31, 2019, our Consolidated Portfolio consisted of (i) a 16.5 million square foot office portfolio, (ii) 3,642 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at March 31, 2019, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2019, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following office and multifamily properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	10	10
Unconsolidated Fund properties	—	8
	63	71

Multifamily
Wholly-owned properties	10	10

Total	73	81

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of March 31, 2019, the total consolidated assets, liabilities and equity of the VIEs was $8.22 billion  (of which $7.75 billion related to investment in real estate), $4.43 billion and $3.79 billion (of which $1.43 billion related to noncontrolling interests), respectively.

We report our office rental revenues and tenant recoveries on a combined basis as office Rental revenues and tenant recoveries in our consolidated statements of operations, and we reclassified the comparable periods to conform to the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in conformity with GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2018 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

On January 1, 2019, we adopted ASUs that changed our accounting policy for leases. See "New Accounting Pronouncements" below. We have not made any other changes to our significant accounting policies disclosed in our 2018 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Office parking revenues, which are included in office Parking and other income in our consolidated statements of operations, are within the scope of Topic 606 (Revenue from Contracts with Customers). Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $26.4 million and $25.2 million for the three months ended March 31, 2019 and 2018, respectively. Office parking receivables were $1.2 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Income Taxes

We have elected to be taxed as a REIT under the Code. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our TRS.

New Accounting Pronouncements

Changes to GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our financial statements.

ASUs Adopted

ASU 2016-02 (Topic 842 - "Leases")

In February 2016, the FASB issued ASU No. 2016-02, (Topic 842 - "Leases"). The primary impact of the ASU is the recognition of lease assets and liabilities on the balance sheet by lessees for leases classified as operating leases. The accounting applied by lessors is largely unchanged. For example, the vast majority of operating leases remain classified as operating leases, and lessors continue to recognize lease payments for those leases on a straight-line basis over the lease term.

We adopted the ASU on January 1, 2019 using the modified retrospective transition method. We recorded a cumulative adjustment of $2.5 million to the opening balance of retained earnings (accumulated deficit) for leasing expenses related to leases that were entered into before the adoption date but commenced after the adoption date. The ASU provides a practical expedient package, which we elected to use, that allows entities (a) not to reassess whether any expired or existing contracts as of the adoption date are considered or contain leases; (b) not to reassess the lease classification for any expired or existing leases as of the adoption date; and (c) not to reassess initial direct costs for any existing leases as of the adoption date. All leases entered into on or after the adoption date were accounted for under the ASU.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

We lease space to tenants at our office and multifamily properties. Under the ASU, all of our tenant leases continue to be classified as operating leases. The ASU continues to require that lease payments for operating leases be recognized over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. If collectability of the lease payments is not probable at the commencement date, then the lease income should be limited to the lesser of the income recognized on a straight-line basis or cash basis. If the assessment of collectibility changes after the commencement date, any difference between the lease income that would have been recognized on a straight-line basis and cash basis must be recognized as a current-period adjustment to lease income.

The ASU requires separation of the lease from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components are accounted for in accordance with the ASU. The consideration in the contract is allocated to the lease and non-lease components on a relative standalone selling price basis and the non-lease component would be accounted for in accordance with ASC 606 ("Revenue from Contracts with Customers"). In July 2018, the FASB issued ASU No. 2018-11 which includes an optional practical expedient for lessors to elect, by class of underlying asset, to not separate the lease from the non-lease components if certain criteria are met. Our office tenant leases include a lease component for the rental income and a non-lease component for the related tenant recoveries. We determined that our office tenant leases qualify for the single component presentation and we adopted the practical expedient. We account for the combined components under the ASU.

Rental revenues and tenant recoveries from our office tenant leases is included in office Rental revenues and tenant recoveries in our consolidated statements of operations. Rental revenues from our multifamily tenant leases is included in multifamily Rental revenues in our consolidated statements of operations. Rental revenue recognized on a straight-line basis in excess of billed rents is included in Deferred rent receivables in our consolidated balance sheets. See Note 14 for more information regarding the future lease rental receipts from our operating leases.

The ASU defines initial direct costs of a lease, which may be capitalized, as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We historically capitalized most of our leasing costs. During the three months ended March 31, 2019, we expensed $1.1 million of leasing costs related to our tenant leases that did not qualify as initial direct costs of a lease, which are included in General and administrative expenses in our consolidated statements of operations.

We pay rent under a ground lease which expires on December 31, 2086. Upon adoption of the ASU, we continued to classify the lease as an operating lease, and we recognized a right-of-use asset for the land and a lease liability for the future lease payments of $10.9 million. We calculated the carrying value of the right-of-use asset and lease liability by discounting the future lease payments using our incremental borrowing rate. We adjusted the right-of-use asset carrying value for a related above-market ground lease liability of $3.4 million, which reduced the carrying value of the asset to $7.5 million. We continued to recognize the lease payments as expense, which is included in Office expenses in our Consolidated Statements of Operations. See Note 3 for more information regarding this ground lease. See Note 12 for the fair value disclosures related to the ground lease liability.

In December 2018, the FASB issued ASU 2018-20, an update to ASU 2016-02, which provides guidance on accounting for sales and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. We adopted the ASU and it did not have a material impact on our financial statements.

In March 2019, the FASB issued ASU 2019-01, an update to ASU 2016-02, which provides guidance on transition disclosures related to Topic 250 "Accounting Changes and Error Corrections" and other technical updates. We adopted the ASU and it did not have a material impact on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of March 31, 2019, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense of $180 thousand and $183 thousand for the three months ended March 31, 2019 and 2018, respectively, which is included in Office expenses in our Consolidated Statements of Operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2019:

Twelve months ending March 31:	(In thousands)

2020	$733
2021	733
2022	733
2023	733
2024	733
Thereafter	45,995
Total future minimum lease payments	$49,660

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2019	December 31, 2018

Above-market tenant leases	$3,809	$5,595
Above-market tenant leases - accumulated amortization	(1,658)	(3,289)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(211)	(207)
Acquired lease intangible assets, net	$3,092	$3,251

Below-market tenant leases	$111,302	$112,175
Below-market tenant leases - accumulated accretion	(66,419)	(63,013)
Above-market ground lease where we are the tenant(1)	—	4,017
Above-market ground lease - accumulated accretion(1)	—	(610)
Acquired lease intangible liabilities, net	$44,883	$52,569
______________________________________________
(1) Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value for the carrying value of the above-market ground lease - see Notes 2 and 3.

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2019	2018

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,124	$6,144
Amortization of an above-market ground lease asset(2)	(4)	(4)
Accretion of an above-market ground lease liability(3)	—	12
Total	$4,120	$6,152
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)
Recorded as a decrease to office expense. Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value with the carrying value of the above-market ground lease - see Notes 2 and 3.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet. At March 31, 2019, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 71.3% of Fund X and 24.5% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions we received from our Funds:

	Three Months Ended March 31,
(In thousands)	2019	2018

Operating distributions received	$1,551	$1,506
Capital distributions received	2,225	1,953
Total distributions received	$3,776	$3,459

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	March 31, 2019	December 31, 2018

Total assets	$688,590	$694,713
Total liabilities	$528,032	$525,483
Total equity	$160,558	$169,230

	Three Months Ended March 31,
(In thousands)	2019	2018

Total revenues	$20,159	$19,147
Operating income	$5,395	$5,566
Net income	$1,332	$1,434

6. Other Assets

(In thousands)	March 31, 2019	December 31, 2018

Restricted cash	$121	$121
Prepaid expenses	8,383	7,830
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,441	1,101
Other	4,154	3,719
Total other assets	$17,087	$14,759

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2019	Principal Balance as of December 31, 2018	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Fannie Mae loan	10/1/2019	$145,000	$145,000	LIBOR + 1.25%	N/A	N/A
Term loan(3)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(3)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(3)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(3)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(3)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(3)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2020
Fannie Mae loan(3)	12/1/2025	115,000	115,000	LIBOR + 1.25%	2.76%	12/1/2020
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(4)	6/1/2038	31,406	31,582	N/A	4.55%	N/A
Revolving credit facility(3)(5)	8/21/2023	100,000	105,000	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,178,806	3,183,982

Consolidated JVs
Term loan(3)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Total Consolidated Debt(6)		4,158,806	4,163,982
Unamortized loan premium, net		3,935	3,986
Unamortized deferred loan costs, net		(33,470)	(33,938)
Total Consolidated Debt, net		$4,129,271	$4,134,030
___________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps. See below for details of our loan costs.

(3)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(4)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(5)
In March 2019, we renewed our $400.0 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. Unused commitment fees range from 0.10% to 0.15%.

(6)	See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes our fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2019	Principal Balance as of December 31, 2018

Aggregate swapped to fixed rate loans	$3,882,400	$3,882,400
Aggregate fixed rate loans	31,406	31,582
Aggregate floating rate loans	245,000	250,000
Total Debt	$4,158,806	$4,163,982

The following table summarizes certain debt statistics as of March 31, 2019:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.91
Weighted average remaining life (including extension options)	5.2 years
Weighted average remaining fixed interest period	2.5 years
Weighted average annual interest rate	3.07%

Future Principal Payments

At March 31, 2019, the minimum future principal payments due on our secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)

2020	$145,727	$145,727
2021	295,760	760
2022	300,796	796
2023	1,655,833	1,500,833
2024	680,871	980,871
Thereafter	1,079,819	1,529,819
Total future principal payments	$4,158,806	$4,158,806
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $26.1 million and $24.2 million at March 31, 2019 and December 31, 2018, respectively. The table below presents loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2019	2018

Loan costs expensed	$—	$404
Deferred loan cost amortization	1,917	1,905
Total	$1,917	$2,309

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2019	December 31, 2018

Interest payable	$11,023	$10,657
Accounts payable and accrued liabilities	88,585	75,111
Deferred revenue	42,731	44,386
Total interest payable, accounts payable and deferred revenue	$142,339	$130,154

9. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we also make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 7 regarding our debt, and our consolidated JVs debt, that is hedged. See Note 15 regarding our unconsolidated Funds debt that is hedged.

Derivative Summary

As of March 31, 2019, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

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

Credit-risk-related Contingent Features

We have agreements with each of our interest rate swap counterparties that contain a provision under which we could also be declared in default on our derivative obligations if we default on the underlying indebtedness that we are hedging. As of March 31, 2019, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, were as follows:

(In thousands)	March 31, 2019	December 31, 2018

Consolidated derivatives(1)	$5,422	$1,681
Unconsolidated Funds' derivatives(2)	—	—
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Our unconsolidated Funds' did not have any derivatives in a liability position.

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

(In thousands)	March 31, 2019	December 31, 2018

Consolidated derivatives(1)	$49,807	$76,021
Unconsolidated Funds' derivatives(2)	$7,804	$12,576
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2019	2018
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)	$—	$211
(Loss) gain recorded in AOCI before reclassifications(1)	$(21,563)	$39,731
(Gain) loss reclassified from AOCI to Interest Expense(1)	$(8,724)	$(131)
Interest Expense presented in the consolidated statements of operations	$(33,293)	$(32,900)
Unconsolidated Funds' derivatives (our share)(2):
(Loss) gain recorded in AOCI before reclassifications(1)	$(2,405)	$4,475
(Gain) loss reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(616)	$83
Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$1,551	$1,506
___________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At March 31, 2019, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$30,188
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$2,090

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

10.  Equity

Transactions

During the three months ended March 31, 2019, we (i) acquired 22 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units and (ii) acquired 13 thousand OP Units for $507 thousand in cash.

During the three months ended March 31, 2018, we (i) acquired 322 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units and (ii) issued 14 thousand shares of our common stock for the exercise of 32 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of March 31, 2019 when we and our Operating Partnership had 170.2 million shares of common stock and 28.2 million OP Units and fully-vested LTIP Units outstanding, respectively. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our key employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2019	2018

Net income attributable to common stockholders	$28,701	$28,206

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	363	5,199
Repurchase of OP Units from noncontrolling interests	(291)	—
Net transfers from noncontrolling interests	72	5,199

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$28,773	$33,405

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2019	2018

Beginning balance	$53,944	$43,099
Adoption of ASU 2017-12 - cumulative opening balance adjustment	—	211
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(21,563)	39,731
Reclassification of gains from AOCI to Interest Expense	(8,724)	(131)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive (loss) income before reclassifications	(2,405)	4,475
Reclassification of (gains) losses from AOCI to Income, including depreciation, from unconsolidated real estate funds	(616)	83
Net current period OCI	(33,308)	44,369
OCI attributable to noncontrolling interests	10,307	(13,447)
OCI attributable to common stockholders	(23,001)	30,922

Ending balance	$30,943	$74,021
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

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

Total net stock-based compensation expense was $2.6 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are net of capitalized stock-based compensation of $670 thousand and $452 thousand for the three months ended March 31, 2019 and 2018, respectively. There were no outstanding options during the three months ended March 31, 2019. The intrinsic value of options exercised was $0.8 million for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Numerator (In thousands):
Net income attributable to common stockholders	$28,701	$28,206
Allocation to participating securities: Unvested LTIP Units	(126)	(117)
Numerator for basic and diluted net income attributable to common stockholders	$28,575	$28,089

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	170,221	169,601
Effect of dilutive securities: Stock options(1)	—	24
Weighted average shares of common stock and common stock equivalents outstanding - diluted	170,221	169,625

Basic EPS:
Net income attributable to common stockholders per share	$0.17	$0.17

Diluted EPS:
Net income attributable to common stockholders per share	$0.17	$0.17
____________________________________________________

(1)
There were no outstanding options during the three months ended March 31, 2019. The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Three Months Ended March 31,
(In thousands)	2019	2018

OP Units	26,340	26,943
Vested LTIP Units	1,831	800

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of March 31, 2019, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.
Secured notes payable: See Note 7 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable (excluding our revolving credit facility), the carrying value includes unamortized loan premium and excludes unamortized deferred loan fees:

(In thousands)	March 31, 2019	December 31, 2018

Fair value	$4,100,464	$4,087,979
Carrying value	$4,062,741	$4,062,968

Ground lease liability: See Note 3 for the details of our ground lease. We estimate the fair value of our ground lease liability by calculating the present value of the future lease payments disclosed in Note 3 using our incremental borrowing rate. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs. The table below presents the estimated fair value and carrying value of our ground lease liability:

(In thousands)	March 31, 2019

Fair value	11,350
Carrying value	10,887

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

(In thousands)	March 31, 2019	December 31, 2018
Derivative Assets:
Fair value - consolidated derivatives(1)	$46,880	$73,414
Fair value - unconsolidated Funds' derivatives(2)	$7,416	$12,228

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$5,283	$1,530
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
____________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.

(2)
Reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated real estate funds in our consolidated balance sheets. See Note 15 regarding our unconsolidated Funds debt and derivatives.

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

(In thousands)	Three Months Ended March 31,
	2019	2018
Office Segment
Total office revenues	$197,290	$187,333
Office expenses	(63,449)	(60,356)
Office segment profit	133,841	126,977

Multifamily Segment
Total multifamily revenues	26,896	24,914
Multifamily expenses	(7,555)	(6,698)
Multifamily segment profit	19,341	18,216

Total profit from all segments	$153,182	$145,193

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2019	2018

Total profit from all segments	$153,182	$145,193
General and administrative expenses	(9,832)	(9,567)
Depreciation and amortization	(79,873)	(72,498)
Other income	2,898	2,630
Other expenses	(1,845)	(1,733)
Income, including depreciation, from unconsolidated real estate funds	1,551	1,506
Interest expense	(33,293)	(32,900)
Net income	32,788	32,631
Less: Net income attributable to noncontrolling interests	(4,087)	(4,425)
Net income attributable to common stockholders	$28,701	$28,206

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at March 31, 2019:

Twelve months ending March 31:	(In thousands)

2020	$648,328
2021	579,740
2022	476,073
2023	384,943
2024	290,637
Thereafter	687,219
Total future minimum base rentals(1)	$3,066,940
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2019 and 2018, no tenant accounted for more than 10% of our total revenues.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of March 31, 2019, the obligations to remove the asbestos from these properties if they were demolished or undergo major renovations have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. As of March 31, 2019, the obligations to remove the asbestos from properties that are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our financial statements.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. As of March 31, 2019, we had an aggregate remaining contractual commitment for these and other development projects of approximately $192.0 million. As of March 31, 2019, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $40.2 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2019, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of March 31, 2019. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.9 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $23.6 million. Loan agreement includes the requirement to purchase an interest rate cap if one-month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2019, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	63	71
Rentable Square Feet (in thousands)(4)	16,527	18,367
Leased rate	91.9%	91.8%
Occupied rate	90.4%	90.3%

Multifamily
Properties(3)	10	10
Units	3,642	3,642
Leased rate	99.6%	99.6%
Occupied rate	97.4%	97.4%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we own 100% of these properties except for ten office properties totaling 2.8 million square feet, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Funds.
(3) Our office and multifamily portfolios include ancillary retail space.
(4) During the three months ended March 31, 2019, we removed approximately 122,000 rentable square feet of vacant space at an office building we are converting to residential apartments.

Annualized rent

As of March 31, 2019, annualized rent from our Consolidated Portfolio was derived as follows:

____

Financings, Developments and Repositionings

Financings

•
In March 2019, we renewed our $400 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. The renewed facility bears interest at LIBOR + 1.15% and matures on August 21, 2023. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

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

•
At our Moanalua Hillside Apartments in Honolulu, we completed the construction of an additional 491 new apartments on 28 acres which now join our existing 680 apartments. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, built a new leasing and management office, and constructed a new fitness center and two pools.

•
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80.0 million to $100.0 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion. Assuming timely approvals, we expect the first units to be delivered in 2020. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Three Months Ended	Year Ended December 31,
	March 31, 2019	2018	2017	2016	2015

Average straight-line rental rate(1)(2)	$45.52	$48.77	$44.48	$43.21	$42.65
Annualized lease transaction costs(3)	$5.34	$5.80	$5.68	$5.74	$4.77

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

(3)
Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated from space being taken out of service.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio during the three months ended March 31, 2019:

Rent Roll (1)(2)	Starting Cash Rent	Straight-line Rent	Expiring Cash Rent

Leases signed during the period	$44.21	$45.52	N/A
Prior leases for the same space	$36.62	$37.78	$40.54
Percentage change	20.7%	20.5%	9.1%	(3)

___________________________________________________

(1)
Represents the average initial stabilized cash and straight-line rents on new and renewal leases signed during the quarter compared to the prior lease on the same space, excluding Short-Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space being taken out of service, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant that are not reflected in the prior lease document.

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Three Months Ended	Year Ended December 31,
	March 31, 2019	2018	2017	2016	2015

Average annual rental rate - new tenants(1)	$26,951	$27,542	$28,613	$28,435	$27,936

_____________________________________________________

(1)
These average rental rates are not directly comparable from year to year because of changes in the properties and units included. In particular, in 2018 and 2019 we added a significant number of units with our Moanalua Hillside Apartments development in Honolulu, where the rental rates are lower than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2019 (new tenants and existing tenants undergoing annual rent review) was 1.4% higher than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2019	2018	2017	2016	2015

Office portfolio	90.3%	90.3%	89.8%	90.4%	91.2%
Multifamily portfolio(2)	97.4%	97.0%	96.4%	97.9%	98.0%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	March 31, 2019	2018	2017	2016	2015

Office portfolio	90.3%	89.4%	89.5%	90.6%	90.9%
Multifamily portfolio(2)	97.2%	96.6%	97.2%	97.6%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)
The occupancy rate for our multifamily portfolio was impacted during 2019 and 2018 by the new units that we were leasing at our Moanalua Hillside Apartments development in Honolulu - see "Financings, Developments and Repositionings" above.

(3)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of March 31, 2019, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2016, 2017, 2018 with the same remaining duration as the leases for the labeled year had at March 31, 2019. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$167,235	$158,824	$8,411	5.3%
The increase was due to an increase in rental revenues of $5.8 million and an increase in tenant recoveries of $2.6 million. The increase in rental revenues was primarily due to an increase in occupancy and rental rates. The increase in tenant recoveries was due to an increase in recoverable operating costs.

Office parking and other income	$30,055	$28,509	$1,546	5.4%	The increase was primarily due to an increase in occupancy.
Multifamily revenue	$26,896	$24,914	$1,982	8.0%
The increase was primarily due to an increase in rental revenues of $1.8 million, of which $1.0 million was due to an increase in revenues from new apartments at our Moanalua Hillside Apartments development and $0.8 million which was due to an increase in revenues from other residential properties. The increase from the other residential properties was due to an increase in occupancy and rental rates.

Operating expenses

Office rental expenses	$63,449	$60,356	$(3,093)	(5.1)%	The increase was primarily due to an increase in property taxes, utility expenses, repairs and maintenance and scheduled services expenses.
Multifamily rental expenses	$7,555	$6,698	$(857)	(12.8)%
The increase was primarily due to an increase of $0.3 million from new apartments at our Moanalua Hillside Apartments development and an increase of $0.5 million from other residential properties. The increase from the other residential properties was primarily due to an increase in utility expenses, property and excise taxes, scheduled services expenses and personnel expenses.

General and administrative expenses	$9,832	$9,567	$(265)	(2.8)%	The increase was primarily due to an increase in leasing expenses partially offset by a decrease in personnel expenses.
Depreciation and amortization	$79,873	$72,498	$(7,375)	(10.2)%	The increase was primarily due to activity at our repositioning properties and an increase in investment in real estate balances.

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$2,898	$2,630	$268	10.2%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(1,845)	$(1,733)	$(112)	(6.5)%	The increase was primarily due an increase in expenses from the health club that we own and operate.
Income, including depreciation, from unconsolidated real estate funds	$1,551	$1,506	$45	3.0%	The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to an increase in revenues as a result of an increase in occupancy and rental rates.
Interest expense	$(33,293)	$(32,900)	$(393)	(1.2)%	The increase was primarily due to a higher balance on our revolving credit facility and higher interest rates.

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

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

For the three months ended March 31, 2019, FFO increased by $7.1 million, or 7.4%, to $103.1 million, compared to $96.0 million for the three months ended March 31, 2018. The increase was primarily due to (i) an increase in operating income from our office and residential portfolios due to an increase in occupancy and rental rates, and (ii) the leasing of new units at our Moanalua Hillside Apartments development.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
(In thousands)	2019	2018

Net income attributable to common stockholders	$28,701	$28,206
Depreciation and amortization of real estate assets	79,873	72,498
Net income attributable to noncontrolling interests	4,087	4,425
Adjustments attributable to unconsolidated Funds(1)	4,514	4,097
Adjustments attributable to consolidated JVs(2)	(14,077)	(13,242)
FFO	$103,098	$95,984

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

As of March 31, 2019, our Same Properties included 59 office properties, aggregating 15.3 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Three Months Ended March 31,		Favorable
	2019	2018	(Unfavorable)	Percentage	Commentary
	(In thousands)

Office revenues	$181,989	$170,977	$11,012	6.4%	The increase was primarily due to an increase in occupancy and rental rates, and an increase in tenant recoveries reflecting an increase in recoverable operating costs.
Office expenses	(56,952)	(54,280)	(2,672)	(4.9)%	The increase was primarily due to an increase in property taxes, and utility, repairs and maintenance, scheduled services and personnel expenses.
Office NOI	125,037	116,697	8,340	7.1%

Multifamily revenues	21,526	20,845	681	3.3%	The increase was primarily due to an increase in occupancy and rental rates.
Multifamily expenses	(5,602)	(5,330)	(272)	(5.1)%	The increase was primarily due to an increase in utility, personnel, repairs and maintenance and scheduled services expenses.
Multifamily NOI	15,924	15,515	409	2.6%

Total NOI	$140,961	$132,212	$8,749	6.6%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands)	2019	2018
Same Property NOI	$140,961	$132,212
Non-comparable office revenues	15,301	16,356
Non-comparable office expenses	(6,497)	(6,076)
Non-comparable multifamily revenues	5,370	4,069
Non-comparable multifamily expenses	(1,953)	(1,368)
NOI	153,182	145,193
General and administrative expenses	(9,832)	(9,567)
Depreciation and amortization	(79,873)	(72,498)
Operating income	63,477	63,128
Other income	2,898	2,630
Other expenses	(1,845)	(1,733)
Income, including depreciation, from unconsolidated real estate funds	1,551	1,506
Interest expense	(33,293)	(32,900)
Net income	32,788	32,631
Less: Net income attributable to noncontrolling interests	(4,087)	(4,425)
Net income attributable to common stockholders	$28,701	$28,206

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

To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual Obligations

See Note 3 to our consolidated financial statements in Item 1 of this Report for information regarding our minimum future ground lease payments, Note 7 for information regarding our minimum future principal payments due on our secured notes payable and revolving credit facility, as well as the interest rates that determine our future periodic interest payments, and Note 15 for information regarding our contractual obligations related to our developments, capital expenditure projects and repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2019, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 15 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)	Percentage
	(In thousands)

Net cash provided by operating activities(1)	$132,489	$117,617	$14,872	12.6%
Net cash used in investing activities(2)	$(61,838)	$(34,324)	$27,514	80.2%
Net cash used in financing activities(3)	$(67,156)	$(76,382)	$(9,226)	(12.1)%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase was primarily due to (i) an increase in operating income from our office and residential portfolios due to an increase in occupancy and rental rates, and (ii) the leasing of new units at our Moanalua Hillside Apartments development.

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase was primarily due to an increase of $27.8 million in capital expenditures for improvements to real estate and developments.

(3)
Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease was primarily due to a decrease of $12.6 million in net repayments of borrowings.

Critical Accounting Policies

We adopted an ASU during the period covered by this Report that changed our accounting policy for leases - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of new accounting pronouncements. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2018 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. At March 31, 2019, 5.9% of our consolidated debt was unhedged floating rate debt. A fifty-basis point change in the one month USD LIBOR interest rate would result in an annual impact to our earnings (through interest expense) of  $1.2 million. We calculate interest sensitivity by multiplying the amount of unhedged floating rate debt by fifty-basis points.

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

Item 4.  Controls and Procedures

As of March 31, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for any additional relevant information disclosed in our public reports during 2019, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In Exhibit 99.1 to our Current Report on Form 8-K filed November 8, 2018 (the “Tax Disclosures”), we made certain tax disclosures which were incorporated by reference into the following registration statements that we have filed with the Securities and Exchange Commission:

(1)	Registration Statement on Form S-3 (No. 333-147483) of Douglas Emmett, Inc. filed with the SEC on November 16, 2007;

(2)	Registration Statement on Form S-3 (No. 333-219731) of Douglas Emmett, Inc. filed with the SEC on August 4, 2017 (the “August 4, 2017 Registration Statement”); and

(3)	Registration Statement on Form S-8 (No. 333-212129) pertaining to the Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan filed with the SEC on June 20, 2016.

Because we have changed our tax counsel, as set forth below we are amending the Tax Disclosures to reflect that change in counsel and the date of its opinion.

United States Federal Income Tax Considerations Update

The information in the following paragraph hereby supersedes and replaces the information included under the second paragraph under the heading “Material U.S. Federal Income Tax Considerations-Taxation of Our Company” in the Tax Disclosures:

“Fried, Frank, Harris, Shriver & Jacobson LLP (“Fried Frank”) has acted as our tax counsel in connection with the Base Prospectus and our election to be taxed as a REIT. Fried Frank has rendered an opinion to us, as of May 6, 2019, to the effect that, commencing with our taxable year ended December 31, 2015, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and our proposed method of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Code. It must be emphasized that this opinion was based on various assumptions and representations as to factual matters, including representations made by us in a factual certificate provided by one of our officers. In addition, this opinion was based upon our factual representations set forth in the Base Prospectus. Moreover, our qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, which are discussed below, including through actual operating results, asset composition, distribution levels and diversity of stock ownership, the results of which have not been and will not be reviewed by Fried Frank. Accordingly, no assurance can be given that our actual results of operation for any particular taxable year have satisfied or will satisfy those requirements. Further, the anticipated U.S. federal income tax treatment described herein may be changed, perhaps retroactively, by legislative, administrative or judicial action at any time. Fried Frank has no obligation to update its opinion subsequent to the date of such opinion.”

Conforming Changes

To make conforming changes arising from the aforementioned tax section updates, the information in the following paragraph hereby supersedes and replaces the information included under the heading “Validity of Securities” in the prospectus dated August 4, 2017 that forms a part of the August 4, 2017 Registration Statement:

“Unless otherwise indicated in the applicable prospectus supplement, the validity of any securities we issue under this prospectus will be passed upon for us by Venable LLP, Baltimore, Maryland. In addition, the description of material federal income tax consequences contained in this prospectus under the heading “Material U.S. Federal Income Tax Considerations” is based upon the opinion of Fried, Frank, Harris, Shriver & Jacobson LLP, Washington, DC.”

Similarly, to make additional conforming changes, the information in the following paragraph hereby supersedes and replaces the information included under the heading “Legal Matters” in the prospectus supplement dated November 20, 2018 filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended:

“Venable LLP, Baltimore, Maryland, will pass upon certain matters relating to this offering for us, and Manatt, Phelps & Phillips, LLP, Los Angeles, California, is acting as our counsel in this offering. Fried, Frank, Harris, Shriver & Jacobson LLP, Washington, DC, is acting as our tax counsel in this offering. Certain legal matters will be passed upon for the Agents by Latham & Watkins LLP, Los Angeles, California. Additional or replacement counsel, if any, used by us or the Agents in this offering will be named in a prospectus supplement or other filing incorporated by reference into this prospectus supplement that specifically references this offering.”

Finally, Exhibit 8.1 to this Report hereby supersedes and replaces Exhibit 8.1 that was filed as an exhibit to the August 4, 2017 Registration Statement.

Item 6.  Exhibits

Exhibit Number	Description

8.1	Opinion of Fried, Frank, Harris, Shriver & Jacobson LLP
23.1	Consent of Fried, Frank, Harris, Shriver & Jacobson LLP (contained in the opinion filed as Exhibit 8.1 hereto)
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

DOUGLAS EMMETT, INC.

Date:	May 6, 2019	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 6, 2019	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO