Form 10-Q
period 2019-06-30
Douglas Emmett Inc
filed 2019-08-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-33106

Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Suite 1000	,	Santa Monica	,	California	90401
(Address of principal executive offices)					(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	August 1, 2019
Common Stock, $0.01 par value per share	175,250,468	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated joint ventures and unconsolidated real estate funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated real estate funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.

Occupancy Rate
The percentage leased, excluding signed leases not yet commenced, as of the reporting date. Management space is considered leased and occupied, while space taken out of service during a repositioning is excluded from both the numerator and denominator for calculating percentage leased and occupied.

Recurring Capital Expenditures
Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses, (iv) casualty damage or (v) bringing the property into compliance with governmental or lender requirements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2019	December 31, 2018

	Unaudited
Assets
Investment in real estate:
Land	$1,100,412	$1,065,099
Buildings and improvements	8,436,246	7,995,203
Tenant improvements and lease intangibles	859,618	840,653
Property under development	70,834	129,753
Investment in real estate, gross	10,467,110	10,030,708
Less: accumulated depreciation and amortization	(2,374,596)	(2,246,887)
Investment in real estate, net	8,092,514	7,783,821
Ground lease right-of-use asset	7,481	—
Cash and cash equivalents	303,962	146,227
Tenant receivables, net	5,199	4,371
Deferred rent receivables, net	131,518	124,834
Acquired lease intangible assets, net	2,993	3,251
Interest rate contract assets	16,788	73,414
Investment in unconsolidated real estate funds	106,017	111,032
Other assets	11,239	14,759
Total Assets	$8,677,711	$8,261,709

Liabilities
Secured notes payable and revolving credit facility, net	$4,304,913	$4,134,030
Ground lease liability	10,885	—
Interest payable, accounts payable and deferred revenue	117,672	130,154
Security deposits	52,141	50,733
Acquired lease intangible liabilities, net	42,503	52,569
Interest rate contract liabilities	51,672	1,530
Dividends payable	45,565	44,263
Total liabilities	4,625,351	4,413,279

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,222,968 and 170,214,809 outstanding at June 30, 2019 and December 31, 2018, respectively	1,752	1,702
Additional paid-in capital	3,484,180	3,282,316
Accumulated other comprehensive (loss) income	(25,853)	53,944
Accumulated deficit	(964,927)	(935,630)
Total Douglas Emmett, Inc. stockholders' equity	2,495,152	2,402,332
Noncontrolling interests	1,557,208	1,446,098
Total equity	4,052,360	3,848,430
Total Liabilities and Equity	$8,677,711	$8,261,709
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues
Office rental
Rental revenues and tenant recoveries	$171,674	$164,815	$338,909	$323,639
Parking and other income	30,515	28,946	60,570	57,455
Total office revenues	202,189	193,761	399,479	381,094

Multifamily rental
Rental revenues	26,308	23,655	51,201	46,716
Parking and other income	2,037	2,053	4,040	3,906
Total multifamily revenues	28,345	25,708	55,241	50,622

Total revenues	230,534	219,469	454,720	431,716

Operating Expenses
Office expenses	64,308	61,818	127,757	122,174
Multifamily expenses	7,712	6,908	15,267	13,606
General and administrative expenses	9,159	9,437	18,991	19,004
Depreciation and amortization	78,724	73,379	158,597	145,877
Total operating expenses	159,903	151,542	320,612	300,661

Operating income	70,631	67,927	134,108	131,055

Other income	2,892	2,792	5,790	5,422
Other expenses	(1,807)	(2,086)	(3,652)	(3,819)
Income, including depreciation, from unconsolidated real estate funds	2,207	1,668	3,758	3,174
Interest expense	(34,063)	(33,268)	(67,356)	(66,168)
Net income	39,860	37,033	72,648	69,664
Less: Net income attributable to noncontrolling interests	(5,894)	(5,349)	(9,981)	(9,774)
Net income attributable to common stockholders	$33,966	$31,684	$62,667	$59,890

Net income attributable to common stockholders per share – basic	$0.20	$0.19	$0.36	$0.35
Net income attributable to common stockholders per share – diluted	$0.20	$0.19	$0.36	$0.35

Dividends declared per common share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$39,860	$37,033	$72,648	$69,664
Other comprehensive (loss) income: cash flow hedges	(81,613)	18,994	(114,921)	63,363
Comprehensive (loss) income	(41,753)	56,027	(42,273)	133,027
Less: Comprehensive loss (income) attributable to noncontrolling interests	18,923	(10,878)	25,143	(28,750)
Comprehensive (loss) income attributable to common stockholders	$(22,830)	$45,149	$(17,130)	$104,277

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited and in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Shares of Common Stock	Beginning balance	170,237	169,901	170,215	169,565
	Exchange of OP units for common stock	54	20	76	342
	Issuance of common stock	4,932	—	4,932	—
	Exercise of stock options	—	—	—	14
	Ending balance	175,223	169,921	175,223	169,921

Common Stock	Beginning balance	$1,702	$1,699	$1,702	$1,696
	Exchange of OP units for common stock	1	—	1	3
	Issuance of common stock	49	—	49	—
	Ending balance	$1,752	$1,699	$1,752	$1,699

Additional Paid-in Capital	Beginning balance	$3,282,388	$3,277,421	$3,282,316	$3,272,539
	Exchange of OP units for common stock	859	281	1,222	5,477
	Repurchase of OP Units with cash	—	(59)	(291)	(59)
	Issuance of common stock	200,933	—	200,933	—
	Taxes paid on exercise of stock options	—	—	—	(314)
	Ending balance	$3,484,180	$3,277,643	$3,484,180	$3,277,643

AOCI	Beginning balance	$30,943	$74,021	$53,944	$43,099
	ASU 2017-12 adoption	—	—	—	211
	Cash flow hedge fair value adjustments	(56,796)	13,465	(79,797)	44,176
	Ending balance	$(25,853)	$87,486	$(25,853)	$87,486

Accumulated Deficit	Beginning balance	$(953,335)	$(894,289)	$(935,630)	$(879,810)
	ASU 2016-02 adoption	—	—	(2,144)	—
	ASU 2017-12 adoption	—	—	—	(211)
	Net income attributable to common stockholders	33,966	31,684	62,667	59,890
	Dividends	(45,558)	(42,480)	(89,820)	(84,954)
	Ending balance	$(964,927)	$(905,085)	$(964,927)	$(905,085)

Noncontrolling Interests	Beginning balance	$1,426,484	$1,467,615	$1,446,098	$1,464,525
	ASU 2016-02 adoption	—	—	(355)	—
	Net income attributable to noncontrolling interests	5,894	5,349	9,981	9,774
	Cash flow hedge fair value adjustments	(24,817)	5,529	(35,124)	18,976
	Contributions	176,000	—	176,000	—
	Distributions	(28,214)	(13,029)	(43,974)	(26,115)
	Exchange of OP units for common stock	(860)	(281)	(1,223)	(5,480)
	Repurchase of OP Units with cash	—	(49)	(216)	(49)
	Stock-based compensation	2,721	3,409	6,021	6,912
	Ending balance	$1,557,208	$1,468,543	$1,557,208	$1,468,543

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited and in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Total Equity	Beginning balance	$3,788,182	$3,926,467	$3,848,430	$3,902,049
	ASU 2016-02 adoption	—	—	(2,499)	—
	Net income	39,860	37,033	72,648	69,664
	Cash flow hedge fair value adjustments	(81,613)	18,994	(114,921)	63,152
	Issuance of common stock, net	200,982	—	200,982	—
	Repurchase of OP Units with cash	—	(108)	(507)	(108)
	Taxes paid on exercise of stock options	—	—	—	(314)
	Contributions	176,000	—	176,000	—
	Dividends	(45,558)	(42,480)	(89,820)	(84,954)
	Distributions	(28,214)	(13,029)	(43,974)	(26,115)
	Stock-based compensation	2,721	3,409	6,021	6,912
	Ending balance	$4,052,360	$3,930,286	$4,052,360	$3,930,286

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$72,648	$69,664
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated real estate funds	(3,758)	(3,174)
Depreciation and amortization	158,597	145,877
Net accretion of acquired lease intangibles	(8,516)	(12,295)
Straight-line rent	(6,684)	(9,191)
Increase in the allowance for doubtful accounts	9	1,335
Deferred loan costs amortized and written off	4,380	4,279
Amortization of loan premium	(102)	(102)
Derivative non-cash market value adjustments	(7)	—
Amortization of stock-based compensation	5,013	5,964
Operating distributions from unconsolidated real estate funds	3,756	3,174
Change in working capital components:
Tenant receivables	(837)	(1,616)
Interest payable, accounts payable and deferred revenue	(2,222)	4,974
Security deposits	501	95
Other assets	5,398	6,896
Net cash provided by operating activities	228,176	215,880

Investing Activities
Capital expenditures for improvements to real estate	(83,944)	(73,127)
Capital expenditures for developments	(30,327)	(26,474)
Property acquisition	(364,524)	—
Acquisition of additional interests in unconsolidated real estate funds	(7,518)	—
Capital distributions from unconsolidated real estate funds	3,869	3,774
Net cash used in investing activities	(482,444)	(95,827)

Financing Activities
Proceeds from borrowings	832,318	535,000
Repayment of borrowings	(657,673)	(546,979)
Loan cost payments	(6,625)	(2,924)
Contributions from noncontrolling interests in consolidated JVs	163,556	—
Distributions paid to noncontrolling interests	(31,530)	(26,114)
Dividends paid to common stockholders	(88,518)	(84,868)
Taxes paid on exercise of stock options	—	(314)
Repurchase of OP Units	(507)	(108)
Proceeds from issuance of common stock, net	200,982	—
Net cash provided by (used in) financing activities	412,003	(126,307)

Increase (decrease) in cash and cash equivalents and restricted cash	157,735	(6,254)
Cash and cash equivalents and restricted cash - beginning balance	146,348	176,766
Cash and cash equivalents and restricted cash - ending balance	$304,083	$170,512

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2019	2018
Operating Activities
Cash paid for interest, net of capitalized interest	$62,985	$61,228
Capitalized interest paid	$1,897	$1,558

Non-cash Investing Transactions
Accrual for additions to real estate and developments	$16,687	$16,329
Capitalized stock-based compensation for improvements to real estate and developments	$1,008	$948
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$30,586	$22,157
Removal of fully amortized acquired lease intangible assets	$1,859	$1,180
Removal of fully accreted acquired lease intangible liabilities	$4,212	$8,899
Property acquisition accrual	$1,361	$—
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$10,885	$—
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$3,408	$—
Recognition of ground lease liability - Adoption of ASU 2016-02	$10,885	$—

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$—	$211
(Loss) gain recorded in AOCI - consolidated derivatives	$(89,483)	$58,890
(Loss) gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(6,928)	$6,404
Non-cash contributions from noncontrolling interests in consolidated JVs	$12,444	$—
Non-cash distributions to noncontrolling interests	$12,444	$—
Dividends declared	$89,820	$84,954
Exchange of OP units for common stock	$1,223	$5,480

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At June 30, 2019, our Consolidated Portfolio consisted of (i) a 16.6 million square foot office portfolio, (ii) 4,069 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at June 30, 2019, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of June 30, 2019, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (both of which include ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	11	11
Unconsolidated Fund properties	—	8
	64	72

Multifamily
Wholly-owned properties	10	10
Consolidated JV properties	1	1
	11	11

Total	75	83

Basis of Presentation

The accompanying financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. Our Operating Partnership and consolidated JVs are VIEs of which we are the primary beneficiary. As of June 30, 2019, the total consolidated assets, liabilities and equity of the VIEs was $8.68 billion (of which $8.09 billion related to investment in real estate), $4.63 billion and $4.05 billion (of which $1.56 billion related to noncontrolling interests), respectively.

We report our office rental revenues and tenant recoveries on a combined basis as Rental revenues and tenant recoveries under Office rental in our consolidated statements of operations, and we reclassified the comparable periods to conform to the current period presentation.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The interim financial statements should be read in conjunction with the consolidated financial statements in our 2018 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the PCAOB.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

2. Summary of Significant Accounting Policies

On January 1, 2019, we adopted ASUs that changed our accounting policy for leases. See "New Accounting Pronouncements" below. We have not made any other changes to our significant accounting policies disclosed in our 2018 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Office parking revenues, which are included in Parking and other income under Office rental in our consolidated statements of operations, are within the scope of Topic 606 (Revenue from Contracts with Customers). Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $26.9 million and $25.7 million for the three months ended June 30, 2019 and 2018, and $53.3 million and $50.8 million for the six months ended June 30, 2019 and 2018, respectively. Office parking receivables were $1.1 million as of June 30, 2019 and December 31, 2018, and are included in Tenant receivables in our consolidated balance sheets.

Income Taxes

We have elected to be taxed as a REIT under the Code. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our TRS.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our financial statements.

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

We adopted the ASU on January 1, 2019 using the modified retrospective transition method. We recorded cumulative adjustments of $2.1 million and $0.4 million to the opening balances of accumulated deficit and noncontrolling interests, respectively, for leasing expenses related to leases that were entered into before the adoption date but commenced after the adoption date. The ASU provides a practical expedient package, which we elected to use, that allows entities (a) not to reassess whether any expired or existing contracts as of the adoption date are considered or contain leases; (b) not to reassess the lease classification for any expired or existing leases as of the adoption date; and (c) not to reassess initial direct costs for any existing leases as of the adoption date. All leases entered into on or after the adoption date were accounted for under the ASU.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

We lease space to tenants at our office and multifamily properties. Under the ASU, all of our tenant leases continue to be classified as operating leases. The ASU continues to require that lease payments for operating leases be recognized over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. If collectibility of the lease payments is not probable at the commencement date, then the lease income should be limited to the lesser of the income recognized on a straight-line basis or cash basis. If the assessment of collectibility changes after the commencement date, any difference between the lease income that would have been recognized on a straight-line basis and cash basis must be recognized as a current-period adjustment to lease income.

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

Rental revenues and tenant recoveries from our office tenant leases is included in Rental revenues and tenant recoveries under Office rental in our consolidated statements of operations. Rental revenues from our multifamily tenant leases is included in multifamily Rental revenues in our consolidated statements of operations. Rental revenue recognized on a straight-line basis in excess of billed rents is included in Deferred rent receivables in our consolidated balance sheets. See Note 15 for more information regarding the future lease rental receipts from our operating leases.

The ASU defines initial direct costs of a lease, which may be capitalized, as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We historically capitalized most of our leasing costs. We expensed $1.1 million and $2.1 million during the three and six months ended June 30, 2019, respectively, of leasing costs related to our tenant leases that did not qualify as initial direct costs of a lease, which are included in General and administrative expenses in our consolidated statements of operations.

We pay rent under a ground lease which expires on December 31, 2086. Upon adoption of the ASU, we continued to classify the lease as an operating lease, and we recognized a right-of-use asset for the land and a lease liability for the future lease payments of $10.9 million. We calculated the carrying value of the right-of-use asset and lease liability by discounting the future lease payments using our incremental borrowing rate. We adjusted the right-of-use asset carrying value for a related above-market ground lease liability of $3.4 million, which reduced the carrying value of the asset to $7.5 million. We continued to recognize the lease payments as expense, which is included in Office expenses in our Consolidated Statements of Operations. See Note 4 for more information regarding this ground lease. See Note 13 for the fair value disclosures related to the ground lease liability.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. The acquired property's results of operations are included in our results of operations from the respective acquisition date. On June 7, 2019, we acquired The Glendon, a residential community in Westwood, and on June 28, 2019, we contributed the property to a consolidated JV that we manage and in which we own a twenty percent capital interest. The table below summarizes the purchase price allocation for the acquisition. The contract and purchase prices differ due to prorations and similar adjustments:

(In thousands, except number of units)	The Glendon

Submarket	West Los Angeles
Acquisition date	June 7
Contract price	$365,100
Number of multifamily units	350
Retail square footage	50

Investment in real estate:
Land	$32,773
Buildings and improvements	333,624
Tenant improvements and lease intangibles	2,301
Acquired above- and below-market leases, net	(2,114)
Net assets and liabilities acquired	$366,584

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of June 30, 2019, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense of $183 thousand for the three months ended June 30, 2019 and 2018, and $363 thousand and $366 thousand for the six months ended June 30, 2019 and 2018, respectively, which is included in Office expenses in our Consolidated Statements of Operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2019:

Twelve months ending June 30:	(In thousands)

2020	$733
2021	733
2022	733
2023	733
2024	733
Thereafter	45,811
Total future minimum lease payments	$49,476

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2019	December 31, 2018

Above-market tenant leases	$3,759	$5,595
Above-market tenant leases - accumulated amortization	(1,702)	(3,289)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(216)	(207)
Acquired lease intangible assets, net	$2,993	$3,251

Below-market tenant leases	$110,100	$112,175
Below-market tenant leases - accumulated accretion	(67,597)	(63,013)
Above-market ground lease where we are the tenant(1)	—	4,017
Above-market ground lease - accumulated accretion(1)	—	(610)
Acquired lease intangible liabilities, net	$42,503	$52,569

______________________________________________
(1) Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value for the carrying value of the above-market ground lease - see Notes 2 and 4.

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,400	$6,134	$8,524	$12,277
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Accretion of an above-market ground lease liability(3)	—	13	—	26
Total	$4,396	$6,143	$8,516	$12,295
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)
Recorded as a decrease to office expense. Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value with the carrying value of the above-market ground lease - see Notes 2 and 4.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Investments in Unconsolidated Real Estate Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and investors own eight office properties totaling 1.8 million square feet. During the three months ended June 30, 2019 we purchased an additional 1.4% interest in Fund X. At June 30, 2019, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 72.7% of Fund X and 24.6% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions we received from our Funds:

	Six Months Ended June 30,
(In thousands)	2019	2018

Operating distributions received	$3,756	$3,174
Capital distributions received	3,869	3,774
Total distributions received	$7,625	$6,948

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	June 30, 2019	December 31, 2018

Total assets	$678,355	$694,713
Total liabilities	$529,010	$525,483
Total equity	$149,345	$169,230

	Six Months Ended June 30,
(In thousands)	2019	2018

Total revenues	$41,174	$38,963
Operating income	$11,961	$11,504
Net income	$3,815	$3,180

7. Other Assets

(In thousands)	June 30, 2019	December 31, 2018

Restricted cash	$121	$121
Prepaid expenses	3,112	7,830
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,396	1,101
Other	3,622	3,719
Total other assets	$11,239	$14,759

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2019	Principal Balance as of December 31, 2018	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Fannie Mae loan(3)	—	$—	$145,000	—	—	—
Fannie Mae loan(3)	—	—	115,000	—	—	—
Term loan(4)	4/15/2022	340,000	340,000	LIBOR + 1.40%	2.77%	4/1/2020
Term loan(4)	7/27/2022	180,000	180,000	LIBOR + 1.45%	3.06%	7/1/2020
Term loan(4)	11/1/2022	400,000	400,000	LIBOR + 1.35%	2.64%	11/1/2020
Term loan(4)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(4)(5)	12/23/2023	220,000	220,000	LIBOR + 1.70%	3.62%	12/23/2021
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)(6)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2023
Fannie Mae loan(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(4)(7)	6/1/2029	255,000	—	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(4)(7)(8)	6/1/2029	125,000	—	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(9)	6/1/2038	31,227	31,582	N/A	4.55%	N/A
Revolving credit facility(10)	8/21/2023	—	105,000	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,198,627	3,183,982

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(4)	6/1/2029	160,000	—	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(11)		4,338,627	4,163,982
Unamortized loan premium, net		3,884	3,986
Unamortized deferred loan costs, net		(37,598)	(33,938)
Total Consolidated Debt, net		$4,304,913	$4,134,030
_______________________________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.

(3)	These loans were paid off during the second quarter of 2019.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	We paid this loan off on July 1, 2019 and terminated the related swaps.

(6)	We extended the fixed rate period for three years using a forward interest rate swap. The effective rate will decrease to 2.76% on March 2, 2020.

(7)	These loans were closed during the second quarter of 2019.

(8)	Effective rate will increase to 3.25% on December 2, 2020.

(9)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(10)
In March 2019, we renewed our $400.0 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. Unused commitment fees range from 0.10% to 0.15%.

(11)	The table does not include our unconsolidated Funds' loans - see Note 16. See Note 13 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The following table summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2019	Principal Balance as of December 31, 2018

Aggregate swapped to fixed rate loans	$4,307,400	$3,882,400
Aggregate fixed rate loans	31,227	31,582
Aggregate floating rate loans	—	250,000
Total Debt	$4,338,627	$4,163,982

The following table summarizes certain consolidated debt statistics as of June 30, 2019:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.34
Weighted average remaining life (including extension options)	5.5 years
Weighted average remaining fixed interest period	3.1 years
Weighted average annual interest rate	3.08%

Future Principal Payments

At June 30, 2019, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending June 30:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)

2020	$735	$735
2021	180,769	769
2022	640,805	340,805
2023	1,675,842	1,520,842
2024	220,881	520,881
Thereafter	1,619,595	1,954,595
Total future principal payments	$4,338,627	$4,338,627
____________________________________________

(1)	Our loan agreements generally require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $28.0 million and $24.2 million at June 30, 2019 and December 31, 2018, respectively. The table below presents loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Loan costs expensed	$576	$—	$576	$404
Deferred loan cost amortization	1,887	1,970	3,804	3,875
Total	$2,463	$1,970	$4,380	$4,279

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2019	December 31, 2018

Interest payable	$10,757	$10,657
Accounts payable and accrued liabilities	64,343	75,111
Deferred revenue	42,572	44,386
Total interest payable, accounts payable and deferred revenue	$117,672	$130,154

10. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we also make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 8 regarding our debt, and our consolidated JVs debt, that is hedged. See Note 16 regarding our unconsolidated Funds debt that is hedged.

Derivative Summary

As of June 30, 2019, our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)	36	$4,484,800
Unconsolidated Funds' derivatives(3)(4)	4	$510,000

___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Includes forward swaps with a total notional of $177.4 million.

(3)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

(4)	See Note 13 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features, for example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of June 30, 2019, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, were as follows:

(In thousands)	June 30, 2019	December 31, 2018

Consolidated derivatives(1)	$52,887	$1,681
Unconsolidated Funds' derivatives	$1,949	$—

___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

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

(In thousands)	June 30, 2019	December 31, 2018

Consolidated derivatives(1)	$18,749	$76,021
Unconsolidated Funds' derivatives(2)	$1,598	$12,576
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2019	2018
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)	$—	$211
(Loss) gain recorded in AOCI before reclassifications(1)	$(89,483)	$58,890
Gains reclassified from AOCI to Interest Expense(1)	$(17,284)	$(2,063)
Interest Expense presented in the consolidated statements of operations	$(67,356)	$(66,168)
Unconsolidated Funds' derivatives (our share)(2):
(Loss) gain recorded in AOCI before reclassifications(1)	$(6,928)	$6,404
Gains reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds(1)	$(1,226)	$(79)
Income, including depreciation, from unconsolidated real estate funds presented in the consolidated statements of operations	$3,758	$3,174
___________________________________________________

(1)	See Note 11 for our AOCI reconciliation.

(2)	We calculate our share by multiplying the total amount for each Fund by our direct and indirect equity interest in the respective Fund.

Future Reclassifications from AOCI

At June 30, 2019, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$7,417
Unconsolidated Funds' derivatives (our share):
Gains to be reclassified from AOCI to Income, including depreciation, from unconsolidated real estate funds	$436

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11.  Equity

Transactions

During the six months ended June 30, 2019, (i) we acquired 75 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) we acquired 13 thousand OP Units for $507 thousand in cash, and (iii) we issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million.

We also purchased a property on June 7, 2019 for a contract price of $365.1 million, which we subsequently contributed to one of our consolidated JVs on June 28, 2019. We manage and own a twenty percent capital interest in the JV. To partially fund the acquisition of the property, we closed a secured, non-recourse $160.0 million interest-only loan scheduled to mature in June 2029, and the loan was assumed by the consolidated JV to which we contributed the property. Noncontrolling interests in the JV contributed $176.0 million to the JV for the acquisition of the property. See Note 3 for more information regarding the property acquisition and Note 8 for more information regarding the loan.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership consist of OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total interests as of June 30, 2019 when we and our Operating Partnership had 175.2 million shares of common stock and 28.1 million OP Units and fully-vested LTIP Units outstanding, respectively. A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2019	2018

Net income attributable to common stockholders	$62,667	$59,890

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	1,223	5,480
Repurchase of OP Units from noncontrolling interests	(291)	(59)
Net transfers from noncontrolling interests	932	5,421

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$63,599	$65,311

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2019	2018

Beginning balance	$53,944	$43,099
Adoption of ASU 2017-12 - cumulative opening balance adjustment	—	211
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(89,483)	58,890
Reclassification of gains from AOCI to Interest Expense	(17,284)	(2,063)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive (loss) income before reclassifications	(6,928)	6,404
Reclassification of gains from AOCI to Income, including depreciation, from unconsolidated real estate funds	(1,226)	(79)
Net current period OCI	(114,921)	63,363
OCI attributable to noncontrolling interests	35,124	(18,976)
OCI attributable to common stockholders	(79,797)	44,387

Ending balance	$(25,853)	$87,486
___________________________________________________

(1)	See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

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

Total net stock-based compensation expense was $2.4 million and $2.9 million for the three months ended June 30, 2019 and 2018, and $5.0 million and $6.0 million for the six months ended June 30, 2019 and 2018 respectively. These amounts are net of capitalized stock-based compensation of $0.3 million and $0.5 million for the three months ended June 30, 2019 and 2018, and $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018 respectively. There were no outstanding options during the six months ended June 30, 2019. The intrinsic value of options exercised was $0.8 million for the six months ended June 30, 2018.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

12. EPS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (In thousands):
Net income attributable to common stockholders	$33,966	$31,684	$62,667	$59,890
Allocation to participating securities: Unvested LTIP Units	(139)	(156)	(265)	(294)
Numerator for basic and diluted net income attributable to common stockholders	$33,827	$31,528	$62,402	$59,596

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	172,498	169,916	171,366	169,759
Effect of dilutive securities: Stock options(1)	—	10	—	17
Weighted average shares of common stock and common stock equivalents outstanding - diluted	172,498	169,926	171,366	169,776

Basic EPS:
Net income attributable to common stockholders per share	$0.20	$0.19	$0.36	$0.35

Diluted EPS:
Net income attributable to common stockholders per share	$0.20	$0.19	$0.36	$0.35

____________________________________________________

(1)
There were no outstanding options during the six months ended June 30, 2019. The following securities were excluded from the calculation of diluted EPS because including them would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

OP Units	26,283	26,637	26,311	26,790
Vested LTIP Units	1,830	807	1,830	803

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of June 30, 2019, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.
Secured notes payable: See Note 8 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and excludes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable (excluding our revolving credit facility), the carrying value includes unamortized loan premium and excludes unamortized deferred loan fees:

(In thousands)	June 30, 2019	December 31, 2018

Fair value	$4,358,148	$4,087,979
Carrying value	$4,338,627	$4,062,968

Ground lease liability: See Note 4 for the details of our ground lease. We estimate the fair value of our ground lease liability by calculating the present value of the future lease payments disclosed in Note 4 using our incremental borrowing rate. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs. The table below presents the estimated fair value and carrying value of our ground lease liability:

(In thousands)	June 30, 2019

Fair value	$11,846
Carrying value	$10,885

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Financial instruments measured at fair value

Derivative instruments: See Note 10 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  The table below presents the estimated fair value of our derivatives:

(In thousands)	June 30, 2019	December 31, 2018
Derivative Assets:
Fair value - consolidated derivatives(1)	$16,788	$73,414
Fair value - unconsolidated Funds' derivatives(2)	$1,465	$12,228

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$51,672	$1,530
Fair value - unconsolidated Funds' derivatives(2)	$2,095	$—

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Office Segment
Total office revenues	$202,189	$193,761	$399,479	$381,094
Office expenses	(64,308)	(61,818)	(127,757)	(122,174)
Office segment profit	137,881	131,943	271,722	258,920

Multifamily Segment
Total multifamily revenues	28,345	25,708	55,241	50,622
Multifamily expenses	(7,712)	(6,908)	(15,267)	(13,606)
Multifamily segment profit	20,633	18,800	39,974	37,016

Total profit from all segments	$158,514	$150,743	$311,696	$295,936

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total profit from all segments	$158,514	$150,743	$311,696	$295,936
General and administrative expenses	(9,159)	(9,437)	(18,991)	(19,004)
Depreciation and amortization	(78,724)	(73,379)	(158,597)	(145,877)
Other income	2,892	2,792	5,790	5,422
Other expenses	(1,807)	(2,086)	(3,652)	(3,819)
Income, including depreciation, from unconsolidated real estate funds	2,207	1,668	3,758	3,174
Interest expense	(34,063)	(33,268)	(67,356)	(66,168)
Net income	39,860	37,033	72,648	69,664
Less: Net income attributable to noncontrolling interests	(5,894)	(5,349)	(9,981)	(9,774)
Net income attributable to common stockholders	$33,966	$31,684	$62,667	$59,890

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at June 30, 2019:

Twelve months ending June 30:	(In thousands)

2020	$598,559
2021	530,270
2022	434,864
2023	351,412
2024	263,368
Thereafter	617,827
Total future minimum base rentals(1)	$2,796,300

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2019 and 2018, no tenant accounted for more than 10% of our total revenues.

All of our properties, including the properties of our consolidated JVs and unconsolidated Funds, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

We are subject to credit risk with respect to our interest rate swap counterparties that we use to manage the risk associated with our floating rate debt. We do not post or receive collateral with respect to our swap transactions. See Note 10 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of June 30, 2019, the obligations to remove the asbestos from these properties if they were demolished or undergo major renovations have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. As of June 30, 2019, the obligations to remove the asbestos from properties that are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our financial statements.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. As of June 30, 2019, we had an aggregate remaining contractual commitment for these and other development projects of approximately $187.4 million. As of June 30, 2019, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $32.7 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2019, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of June 30, 2019. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 6 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.7 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $21.8 million. Loan agreement includes the requirement to purchase an interest rate cap if one-month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

17. Subsequent Events

On July 1, 2019, we paid off a $220 million loan scheduled to mature in December 2023 and terminated the related interest rate swaps.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this Report, and our Forward Looking Statements disclaimer.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of June 30, 2019, our portfolio consisted of the following:

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties(3)	64	72
Rentable Square Feet (in thousands)(4)	16,581	18,421
Leased rate	92.3%	92.2%
Occupied rate	90.5%	90.4%

Multifamily
Properties(3)	11	11
Units	4,069	4,069
Leased rate	99.0%	99.0%
Occupied rate	95.9%	95.9%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we own 100% of these properties, except for eleven office properties totaling 2.8 million square feet and one residential property with 350 apartments, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as eight properties totaling 1.8 million square feet owned by our unconsolidated Funds. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Funds.
(3) Our office and multifamily portfolios include ancillary retail space.
(4) During the six months ended June 30, 2019, we removed approximately 125,000 rentable square feet of vacant space at an office building we are converting to residential apartments.

Revenues by Segment and Location

During the six months ended June 30, 2019, revenues from our Consolidated Portfolio were derived as follows:

____

Acquisitions, Financings, Developments and Repositionings

Acquisitions

◦
On June 7, we acquired The Glendon, a residential community in Westwood with 350 apartments and approximately 50,000 square feet of retail, for $365.1 million. On June 28, we completed the contribution of the property to a consolidated joint venture that we manage and in which we own a twenty percent capital interest. See Note 3.

Financings

•
In March 2019, we renewed our $400 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. The renewed facility bears interest at LIBOR + 1.15% and matures on August 21, 2023.

•	During the second quarter of 2019:

◦
We closed a secured, non-recourse $255.0 million interest-only loan scheduled to mature in June 2029. The loan bears interest at LIBOR + 0.98%, which we have effectively fixed through an interest rate swap at 3.26% until June 2027. We used the proceeds to pay off a $145.0 million loan that was scheduled to mature in October 2019.

◦
We closed a secured, non-recourse $125.0 million interest-only loan scheduled to mature in June 2029. The loan bears interest at LIBOR + 0.98%, which we have effectively fixed through interest rate swaps at 2.55% until December 2020, which then increases to 3.25% until June 2027. We used the proceeds to pay off a $115.0 million loan that was scheduled to mature in December 2025.

◦
We closed a secured, non-recourse $160.0 million interest-only loan scheduled to mature in June 2029. The loan bears interest at LIBOR + 0.98%, which we have effectively fixed through an interest rate swap at 3.25% until July 2027. We used the proceeds to partially fund the acquisition of The Glendon property. This loan has been assumed by the consolidated JV to which we contributed The Glendon property.

◦
We entered into a forward interest rate swap to extend the fixed-rate period for a term loan with a principal balance of $102.4 million for three years. We entered into forward interest rate swaps with an initial notional amount of $75.0 million, effective as of September 2019 and scheduled to mature in August 2025, fixing one-month LIBOR at 1.97%, to hedge future term-loan refinancings.

◦
We issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million. We used a portion of the funds to partially fund the acquisition of The Glendon property, and on July 1, 2019 we used a portion of the funds to pay off a $220.0 million loan scheduled to mature in December 2023. We terminated the related interest rate swap.

◦	Investors in the consolidated JV to which we contributed The Glendon property contributed $176.0 million to the JV to fund the acquisition of the property.

See Notes 8 and 10 and 17 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt, derivatives, and transactions subsequent to quarter end, respectively.

Developments

•
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to our existing office building and a 712 unit residential property that we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. We expect construction to take about 3 years.

•
At our Moanalua Hillside Apartments in Honolulu, we completed the construction of an additional 491 new apartments on 28 acres which now join our existing 680 apartments. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, built a new leasing and management office, and constructed a new fitness center and two pools.

•
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion. Assuming timely approvals, we expect the first units to be delivered in 2020. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. In addition, we may reposition properties already in our portfolio. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. During the repositioning, the affected property may display depressed rental revenue and occupancy levels which impacts our results and, therefore, comparisons of our performance from period to period.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Six Months Ended	Year Ended December 31,
	June 30, 2019	2018	2017	2016	2015

Average straight-line rental rate(1)(2)	$49.68	$48.77	$44.48	$43.21	$42.65
Annualized lease transaction costs(3)	$5.71	$5.80	$5.68	$5.74	$4.77

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Six Months Ended June 30, 2019

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$42.92	$47.50	10.7%
Straight-line Rent	$39.39	$49.68	26.1%

___________________________________________________

(1)
Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the quarter compared to the prior leases for the same space. Excludes Short Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space being taken out of service, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant that are not reflected in the prior lease document.

(2)	Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants.

	Six Months Ended	Year Ended December 31,
	June 30, 2019	2018	2017	2016	2015

Average annual rental rate - new tenants(1)	$27,423	$27,542	$28,613	$28,435	$27,936

_____________________________________________________

(1)
These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example, the averages for 2018 and 2019 were reduced because we added a significant number of units at our Moanalua Hillside Apartments development in Honolulu, where the rental rates are lower than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2019 (new tenants and existing tenants undergoing annual rent review) was 1.5% higher than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2019	2018	2017	2016	2015

Office portfolio	90.4%	90.3%	89.8%	90.4%	91.2%
Multifamily portfolio(2)	95.9%	97.0%	96.4%	97.9%	98.0%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	June 30, 2019	2018	2017	2016	2015

Office portfolio	90.3%	89.4%	89.5%	90.6%	90.9%
Multifamily portfolio(2)	96.8%	96.6%	97.2%	97.6%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)
The occupancy rate for our multifamily portfolio was impacted by an acquisition in 2019 and by new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018 - see "Acquisitions, Financings, Developments and Repositionings" above.

(3)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of June 30, 2019, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2016, 2017, 2018 with the same remaining duration as the leases for the labeled year had at June 30, 2019. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$171,674	$164,815	$6,859	4.2%
The increase was due to an increase in rental revenues of $5.3 million and an increase in tenant recoveries of $1.6 million. The increase in rental revenues was primarily due to an increase in occupancy and rental rates. The increase in tenant recoveries was due to an increase in recoverable operating costs.

Office parking and other income	$30,515	$28,946	$1,569	5.4%	The increase was primarily due to an increase in parking income and ground rent income. The increase in parking income was primarily due to an increase in occupancy and rates.
Multifamily revenue	$28,345	$25,708	$2,637	10.3%
The increase was primarily due to (i) rental revenues of $1.1 million from The Glendon residential community that we acquired in June 2019, (ii) an increase in rental revenues of $1.0 million from our new apartments at our Moanalua Hillside Apartments development and (iii) an increase in rental revenues of $0.5 million at our other residential properties which was due to an increase in rental rates.

Operating expenses

Office rental expenses	$64,308	$61,818	$(2,490)	(4.0)%	The increase was primarily due to an increase in property taxes, utility expenses, scheduled services expenses and personnel expenses.
Multifamily rental expenses	$7,712	$6,908	$(804)	(11.6)%
The increase was primarily due to (i) rental expenses of $0.3 million from The Glendon residential community that we acquired in June 2019, (ii) an increase in rental expenses of $0.3 million from new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $0.2 million at our other residential properties, which was primarily due to an increase in property and excise taxes, legal fees and scheduled services expenses.

General and administrative expenses	$9,159	$9,437	$278	2.9%	The decrease was primarily due to a decrease in personnel expenses.

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)

Depreciation and amortization	$78,724	$73,379	$(5,345)	(7.3)%
The increase was primarily due (i) $0.9 million of depreciation and amortization from The Glendon residential community that we acquired in June 2019, (ii) an increase in depreciation and amortization of $0.7 million from new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $3.7 million at our other properties, which reflects activity at our repositioning properties and an increase in investment in real estate balances.

Non-Operating Income and Expenses

Other income	$2,892	$2,792	$100	3.6%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(1,807)	$(2,086)	$279	13.4%	The decrease was primarily due a decrease in acquisition expenses and a decrease in expenses for the health club that we own and operate.
Income, including depreciation, from unconsolidated real estate funds	$2,207	$1,668	$539	32.3%	The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to an increase in revenues as a result of an increase in occupancy and rental rates.
Interest expense	$(34,063)	$(33,268)	$(795)	(2.4)%	The increase was primarily due to debt refinancing expenses.

Results of Operations

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$338,909	$323,639	$15,270	4.7%
The increase was due to an increase in rental revenues of $11.1 million and an increase in tenant recoveries of $4.2 million. The increase in rental revenues was primarily due to an increase in occupancy and rental rates. The increase in tenant recoveries was due to an increase in recoverable operating costs.

Office parking and other income	$60,570	$57,455	$3,115	5.4%	The increase was primarily due to an increase in parking income and ground rent income. The increase in parking income was primarily due to an increase in occupancy and rates.
Multifamily revenue	$55,241	$50,622	$4,619	9.1%
The increase was primarily due to (i) rental revenues of $1.1 million from The Glendon residential community that we acquired in June 2019, (ii) an increase in rental revenues of $2.0 million from our new apartments at our Moanalua Hillside Apartments development and (iii) an increase in rental revenues of $1.3 million at our other residential properties which was due to an increase in rental rates.

Operating expenses

Office rental expenses	$127,757	$122,174	$(5,583)	(4.6)%	The increase was primarily due to an increase in property taxes, utility expenses, scheduled services expenses, repairs and maintenance expenses and personnel expenses.
Multifamily rental expenses	$15,267	$13,606	$(1,661)	(12.2)%
The increase was primarily due to (i) rental expenses of $0.3 million from The Glendon residential community that we acquired in June 2019, (ii) an increase in rental expenses of $0.6 million from new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $0.7 million at our other residential properties, which was primarily due to an increase in property and excise taxes, scheduled services expenses, legal fees and utility expenses.

General and administrative expenses	$18,991	$19,004	$13	0.1%	The decrease was primarily due to a decrease in personnel expenses.
Depreciation and amortization	$158,597	$145,877	$(12,720)	(8.7)%
The increase was primarily due to (i) $0.9 million of depreciation and amortization from The Glendon residential community that we acquired in June 2019, (ii) an increase in depreciation and amortization of $1.1 million from new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $10.7 million at our other properties, which reflects activity at our repositioning properties and an increase in investment in real estate balances.

	2019	2018	Favorable (Unfavorable)	Percentage	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$5,790	$5,422	$368	6.8%	The increase was primarily due to an increase in interest income due to higher money market interest rates.
Other expenses	$(3,652)	$(3,819)	$167	4.4%	The decrease was primarily due to a decrease in acquisition expenses and a decrease in expenses for the health club that we own and operate.
Income, including depreciation, from unconsolidated real estate funds	$3,758	$3,174	$584	18.4%	The increase was primarily due to an increase in net income for our unconsolidated Funds, which was primarily due to an increase in revenues as a result of an increase in occupancy and rental rates.
Interest expense	$(67,356)	$(66,168)	$(1,188)	(1.8)%	The increase was primarily due to higher debt balances and debt refinancing expenses.

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

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

For the three months ended June 30, 2019, FFO increased by $7.0 million, or 7.0%, to $107.8 million, compared to $100.8 million for the three months ended June 30, 2018. The increase was primarily due to (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates and tenant recoveries, (ii) an increase in operating income from our residential portfolio due to leasing of new units at our Moanalua Hillside Apartments development, our acquisition of The Glendon residential community in June 2019, and increases in rental rates, which was partially offset by an increase in interest expense.

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

For the six months ended June 30, 2019, FFO increased by $14.1 million, or 7.2%, to $210.9 million, compared to $196.8 million for the six months ended June 30, 2018. The increase was primarily due to the same reasons listed above.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Net income attributable to common stockholders	$33,966	$31,684	$62,667	$59,890
Depreciation and amortization of real estate assets	78,724	73,379	158,597	145,877
Net income attributable to noncontrolling interests	5,894	5,349	9,981	9,774
Adjustments attributable to unconsolidated Funds(1)	4,336	4,052	8,850	8,149
Adjustments attributable to consolidated JVs(2)	(15,119)	(13,670)	(29,196)	(26,912)
FFO	$107,801	$100,794	$210,899	$196,778

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Non-GAAP Supplemental Financial Measure: Same Property NOI

Usefulness to Investors

We report Same Property NOI to facilitate a comparison of our operations between reported periods. Many investors use Same Property NOI to evaluate our operating performance and to compare our operating performance with other REITs, because it can reduce the impact of investing transactions on operating trends. Same Property NOI is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure.  We report Same Property NOI because it is a widely recognized measure of the performance of equity REITs, and is used by some investors to identify trends in occupancy rates, rental rates and operating costs and to compare our operating performance with that of other REITs.  Same Property NOI has limitations as a measure of our performance because it excludes depreciation and amortization expense, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate Same Property NOI in the same manner. As a result, our Same Property NOI may not be comparable to the Same Property NOI of other REITs. Same Property NOI should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

As of June 30, 2019, our Same Properties included 60 office properties, aggregating 15.5 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Three Months Ended June 30,		Favorable
	2019	2018	(Unfavorable)	Percentage	Commentary
	(In thousands)

Office revenues	$190,130	$180,643	$9,487	5.3%
The increase was primarily due to (i) an increase in rental revenues due to an increase in rental and occupancy rates, (ii) an increase in tenant recoveries due to an increase in recoverable operating costs and (iii) an increase in parking and other income.

Office expenses	(59,112)	(56,760)	(2,352)	(4.1)%	The increase was primarily due to an increase in utility expenses, scheduled services expenses, real estate taxes.
Office NOI	131,018	123,883	7,135	5.8%

Multifamily revenues	21,410	21,170	240	1.1%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates .
Multifamily expenses	(5,351)	(5,341)	(10)	(0.2)%	The increase was primarily due to an increase in repairs and maintenance expenses and legal fees.
Multifamily NOI	16,059	15,829	230	1.5%

Total NOI	$147,077	$139,712	$7,365	5.3%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended June 30,
(In thousands)	2019	2018

Same Property NOI	$147,077	$139,712
Non-comparable office revenues	12,059	13,118
Non-comparable office expenses	(5,196)	(5,058)
Non-comparable multifamily revenues	6,935	4,538
Non-comparable multifamily expenses	(2,361)	(1,567)
NOI	158,514	150,743
General and administrative expenses	(9,159)	(9,437)
Depreciation and amortization	(78,724)	(73,379)
Operating income	70,631	67,927
Other income	2,892	2,792
Other expenses	(1,807)	(2,086)
Income, including depreciation, from unconsolidated real estate funds	2,207	1,668
Interest expense	(34,063)	(33,268)
Net income	39,860	37,033
Less: Net income attributable to noncontrolling interests	(5,894)	(5,349)
Net income attributable to common stockholders	$33,966	$31,684

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

As of June 30, 2019, our Same Properties included 60 office properties, aggregating 15.5 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Six Months Ended June 30,		Favorable
	2019	2018	(Unfavorable)	Percentage	Commentary
	(In thousands)

Office revenues	$375,861	$355,827	$20,034	5.6%
The increase was primarily due to (i) an increase in rental revenues due to an increase in rental and occupancy rates, (ii) an increase in tenant recoveries due to an increase in recoverable operating costs and (iii) an increase in parking and other income.

Office expenses	(117,445)	(112,318)	(5,127)	(4.6)%	The increase was primarily due to an increase in utility expenses, real estate taxes, scheduled services, repairs and maintenance and personnel expenses.
Office NOI	258,416	243,509	14,907	6.1%

Multifamily revenues	42,936	42,015	921	2.2%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates.
Multifamily expenses	(10,953)	(10,671)	(282)	(2.6)%	The increase was primarily due to an increase in utility expenses, personnel expenses, repairs and maintenance expenses and legal fees.
Multifamily NOI	31,983	31,344	639	2.0%

Total NOI	$290,399	$274,853	$15,546	5.7%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Six Months Ended June 30,
(In thousands)	2019	2018
Same Property NOI	$290,399	$274,853
Non-comparable office revenues	23,618	25,267
Non-comparable office expenses	(10,312)	(9,856)
Non-comparable multifamily revenues	12,305	8,607
Non-comparable multifamily expenses	(4,314)	(2,935)
NOI	311,696	295,936
General and administrative expenses	(18,991)	(19,004)
Depreciation and amortization	(158,597)	(145,877)
Operating income	134,108	131,055
Other income	5,790	5,422
Other expenses	(3,652)	(3,819)
Income, including depreciation, from unconsolidated real estate funds	3,758	3,174
Interest expense	(67,356)	(66,168)
Net income	72,648	69,664
Less: Net income attributable to noncontrolling interests	(9,981)	(9,774)
Net income attributable to common stockholders	$62,667	$59,890

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

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development projects and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse indebtedness, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to an additional $198 million of shares of common stock as of the date of this Report.

To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual Obligations

See Note 4 to our consolidated financial statements in Item 1 of this Report for information regarding our minimum future ground lease payments, Note 8 for information regarding our minimum future principal payments due on our secured notes payable and revolving credit facility, as well as the interest rates that determine our future periodic interest payments, and Note 16 for information regarding our contractual obligations related to our developments, capital expenditure projects and repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2019, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)	Percentage
	(In thousands)

Net cash provided by operating activities(1)	$228,176	$215,880	$12,296	5.7%
Net cash used in investing activities(2)	$(482,444)	$(95,827)	$386,617	403.5%
Net cash provided by (used in) financing activities(3)	$412,003	$(126,307)	$538,310	426.2%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase was primarily due to (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates and tenant recoveries, (ii) an increase in operating income from our residential portfolio due to leasing of new units at our Moanalua Hillside Apartments development and our acquisition of The Glendon residential community in June 2019.

(2)
Our cash flows used in investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase was primarily due to (i) $364.5 million paid for The Glendon residential property, net of prorations, that we acquired in June 2019, (ii) an increase of $14.7 million in capital expenditures for improvements to real estate and developments and (iii) the purchase of an additional interest in one of our Funds for $7.5 million.

(3)
Our cash flows provided by financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase was primarily due to (i) net proceeds of $201.0 million from the issuance of common stock, (ii) an increase of $186.6 million in net borrowings, and (iii) contributions from non-controlling interests of $163.6 million.

Critical Accounting Policies

We adopted an ASU during the period covered by this Report that changed our accounting policy for leases - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of new accounting pronouncements. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2018 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. As of June 30, 2019, we have no outstanding floating rate debt.

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

Item 4.  Controls and Procedures

As of June 30, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 5, 2019, Peter D. Seymour, 51, our CFO, was designated as our Chief Accounting Officer.  Mr. Seymour’s biography and related information is incorporated by reference from our Current Report on Form 8-K dated February 28, 2019.  Mona Gisler, who was formerly designated as our Chief Accounting Officer, continues to be employed by us as our Financial Systems and Training Officer.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

DOUGLAS EMMETT, INC.

Date:	August 8, 2019	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 8, 2019	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO