Form 10-Q
period 2019-09-30
Douglas Emmett Inc
filed 2019-11-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	November 1, 2019
Common Stock, $0.01 par value per share	175,349,297	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated institutional real estate funds (Fund X, Partnership X and Opportunity Fund)
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary

Defined terms used in this Report:

Annualized Rent
Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and two single tenant buildings in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent does include rent for a health club that we own and operate in Honolulu and our corporate headquarters in Santa Monica.

Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs) from our net income (including adjusting for the effect of such items attributable to consolidated JVs and unconsolidated Funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expense, income, including depreciation, from unconsolidated Funds, interest expense, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.

Occupancy Rate
The percentage leased, excluding signed leases not yet commenced, as of the reporting date. Management space is considered leased and occupied, while space taken out of service during a repositioning is excluded from both the numerator and denominator for calculating percentage leased and occupied.

Recurring Capital Expenditures
Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements.

Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space.

Same Properties
Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project or were impacted by development activity that we believed significantly affected the properties' results during the comparative periods.

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

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse economic or real estate developments affecting Southern California or Honolulu, Hawaii;

•	competition from other real estate investors in our markets;

•	decreasing rental rates or increasing tenant incentive and vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	increases in interest rates or operating costs;

•	insufficient cash flows to service our outstanding debt or pay rent on ground leases;

•	difficulties in raising capital;

•	inability to liquidate real estate or other investments quickly;

•	adverse changes to rent control laws and regulations;

•	environmental uncertainties;

•	natural disasters;

•	insufficient insurance, or increases in insurance costs;

•	inability to successfully expand into new markets and submarkets;

•	difficulties in identifying properties to acquire and failure to complete acquisitions successfully;

•	failure to successfully operate acquired properties;

•	risks associated with property development;

•	risks associated with JVs;

•	conflicts of interest with our officers and reliance on key personnel;

•	changes in zoning and other land use laws;

•	adverse results of litigation or governmental proceedings;

•	failure to comply with laws, regulations and covenants that are applicable to our business;

•	possible terrorist attacks or wars;

•	possible cyber attacks or intrusions;

•	adverse changes to accounting rules;

•	weaknesses in our internal controls over financial reporting;

•	failure to maintain our REIT status under federal tax laws; and

•	adverse changes to tax laws, including those related to property taxes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2019	December 31, 2018

	Unaudited
Assets
Investment in real estate:
Land	$1,100,412	$1,065,099
Buildings and improvements	8,454,991	7,995,203
Tenant improvements and lease intangibles	850,124	840,653
Property under development	85,288	129,753
Investment in real estate, gross	10,490,815	10,030,708
Less: accumulated depreciation and amortization	(2,433,974)	(2,246,887)
Investment in real estate, net	8,056,841	7,783,821
Ground lease right-of-use asset	7,481	—
Cash and cash equivalents	181,510	146,227
Tenant receivables	5,113	4,371
Deferred rent receivables	134,132	124,834
Acquired lease intangible assets, net	2,877	3,251
Interest rate contract assets	11,925	73,414
Investment in unconsolidated Funds	102,280	111,032
Other assets	18,736	14,759
Total Assets	$8,520,895	$8,261,709

Liabilities
Secured notes payable and revolving credit facility, net	$4,176,967	$4,134,030
Ground lease liability	10,884	—
Interest payable, accounts payable and deferred revenue	134,944	130,154
Security deposits	51,945	50,733
Acquired lease intangible liabilities, net	38,384	52,569
Interest rate contract liabilities	78,111	1,530
Dividends payable	45,598	44,263
Total liabilities	4,536,833	4,413,279

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,348,468 and 170,214,809 outstanding at September 30, 2019 and December 31, 2018, respectively	1,753	1,702
Additional paid-in capital	3,486,025	3,282,316
Accumulated other comprehensive (loss) income	(48,878)	53,944
Accumulated deficit	(988,030)	(935,630)
Total Douglas Emmett, Inc. stockholders' equity	2,450,870	2,402,332
Noncontrolling interests	1,533,192	1,446,098
Total equity	3,984,062	3,848,430
Total Liabilities and Equity	$8,520,895	$8,261,709
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues
Office rental
Rental revenues and tenant recoveries	$175,017	$166,680	$513,926	$490,319
Parking and other income	30,883	30,374	91,453	87,829
Total office revenues	205,900	197,054	605,379	578,148

Multifamily rental
Rental revenues	29,854	24,241	81,055	70,957
Parking and other income	2,315	2,041	6,355	5,947
Total multifamily revenues	32,169	26,282	87,410	76,904

Total revenues	238,069	223,336	692,789	655,052

Operating Expenses
Office expenses	68,754	66,288	196,511	188,462
Multifamily expenses	9,127	7,142	24,394	20,748
General and administrative expenses	9,218	9,440	28,209	28,444
Depreciation and amortization	90,279	74,067	248,876	219,944
Total operating expenses	177,378	156,937	497,990	457,598

Operating income	60,691	66,399	194,799	197,454

Other income	2,952	2,951	8,742	8,373
Other expenses	(1,656)	(1,561)	(5,308)	(5,380)
Income, including depreciation, from unconsolidated Funds	1,831	1,348	5,589	4,522
Interest expense	(40,397)	(33,721)	(107,753)	(99,889)
Net income	23,421	35,416	96,069	105,080
Less: Net income attributable to noncontrolling interests	(933)	(4,855)	(10,914)	(14,629)
Net income attributable to common stockholders	$22,488	$30,561	$85,155	$90,451

Net income per common share – basic	$0.13	$0.18	$0.49	$0.53
Net income per common share – diluted	$0.13	$0.18	$0.49	$0.53

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$23,421	$35,416	$96,069	$105,080
Other comprehensive (loss) income: cash flow hedges	(33,179)	10,042	(148,100)	73,405
Comprehensive (loss) income	(9,758)	45,458	(52,031)	178,485
Less: Comprehensive loss (income) attributable to noncontrolling interests	9,221	(7,740)	34,364	(36,490)
Comprehensive (loss) income attributable to common stockholders	$(537)	$37,718	$(17,667)	$141,995

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited and in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Shares of Common Stock	Beginning balance	175,223	169,921	170,215	169,565
	Exchange of OP units for common stock	125	—	201	342
	Issuance of common stock	—	—	4,932	—
	Exercise of stock options	—	7	—	21
	Ending balance	175,348	169,928	175,348	169,928

Common Stock	Beginning balance	$1,752	$1,699	$1,702	$1,696
	Exchange of OP units for common stock	1	—	2	3
	Issuance of common stock	—	—	49	—
	Ending balance	$1,753	$1,699	$1,753	$1,699

Additional Paid-in Capital	Beginning balance	$3,484,180	$3,277,643	$3,282,316	$3,272,539
	Exchange of OP units for common stock	1,985	240	3,207	5,717
	Repurchase of OP Units with cash	(140)	—	(431)	(59)
	Issuance of common stock	—	—	200,933	—
	Taxes paid on exercise of stock options	—	(136)	—	(450)
	Ending balance	$3,486,025	$3,277,747	$3,486,025	$3,277,747

AOCI	Beginning balance	$(25,853)	$87,486	$53,944	$43,099
	ASU 2017-12 adoption	—	—	—	211
	Cash flow hedge adjustments	(23,025)	7,157	(102,822)	51,333
	Ending balance	$(48,878)	$94,643	$(48,878)	$94,643

Accumulated Deficit	Beginning balance	$(964,927)	$(905,085)	$(935,630)	$(879,810)
	ASU 2016-02 adoption	—	—	(2,144)	—
	ASU 2017-12 adoption	—	—	—	(211)
	Net income attributable to common stockholders	22,488	30,561	85,155	90,451
	Dividends	(45,591)	(42,486)	(135,411)	(127,440)
	Ending balance	$(988,030)	$(917,010)	$(988,030)	$(917,010)

Noncontrolling Interests	Beginning balance	$1,557,208	$1,468,543	$1,446,098	$1,464,525
	ASU 2016-02 adoption	—	—	(355)	—
	Net income attributable to noncontrolling interests	933	4,855	10,914	14,629
	Cash flow hedge adjustments	(10,154)	2,885	(45,278)	21,861
	Contributions	—	—	176,000	—
	Distributions	(15,726)	(13,007)	(59,700)	(39,122)
	Exchange of OP units for common stock	(1,986)	(240)	(3,209)	(5,720)
	Repurchase of OP Units with cash	(87)	—	(303)	(49)
	Stock-based compensation	3,004	3,426	9,025	10,338
	Ending balance	$1,533,192	$1,466,462	$1,533,192	$1,466,462

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited and in thousands)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018

Total Equity	Beginning balance	$4,052,360	$3,930,286	$3,848,430	$3,902,049
	ASU 2016-02 adoption	—	—	(2,499)	—
	Net income	23,421	35,416	96,069	105,080
	Cash flow hedge adjustments	(33,179)	10,042	(148,100)	73,194
	Issuance of common stock, net	—	—	200,982	—
	Repurchase of OP Units with cash	(227)	—	(734)	(108)
	Taxes paid on exercise of stock options	—	(136)	—	(450)
	Contributions	—	—	176,000	—
	Dividends	(45,591)	(42,486)	(135,411)	(127,440)
	Distributions	(15,726)	(13,007)	(59,700)	(39,122)
	Stock-based compensation	3,004	3,426	9,025	10,338
	Ending balance	$3,984,062	$3,923,541	$3,984,062	$3,923,541

	Dividends declared per common share	$0.26	$0.25	$0.78	$0.75

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$96,069	$105,080
Adjustments to reconcile net income to net cash provided by operating activities:
Income, including depreciation, from unconsolidated Funds	(5,589)	(4,522)
Depreciation and amortization	248,876	219,944
Net accretion of acquired lease intangibles	(12,519)	(17,243)
Straight-line rent	(9,298)	(12,715)
Write-off of uncollectible amounts	(742)	1,565
Deferred loan costs amortized and written off	10,603	6,285
Amortization of loan premium	(153)	(153)
Amortization of stock-based compensation	7,395	8,879
Operating distributions from unconsolidated Funds	5,589	4,522
Change in working capital components:
Tenant receivables	—	(3,625)
Interest payable, accounts payable and deferred revenue	20,284	22,349
Security deposits	305	359
Other assets	(1,852)	1,118
Net cash provided by operating activities	358,968	331,843

Investing Activities
Capital expenditures for improvements to real estate	(128,175)	(115,963)
Capital expenditures for developments	(44,756)	(48,507)
Insurance recoveries for damage to real estate	1,406	—
Property acquisition	(365,875)	—
Acquisition of additional interests in unconsolidated Funds	(7,518)	(9,379)
Capital distributions from unconsolidated Funds	5,851	5,866
Net cash used in investing activities	(539,067)	(167,983)

Financing Activities
Proceeds from borrowings	1,782,557	597,000
Repayment of borrowings	(1,733,092)	(595,151)
Loan cost payments	(16,555)	(2,964)
Contributions from noncontrolling interests in consolidated JVs	163,556	—
Distributions paid to noncontrolling interests	(47,256)	(39,122)
Dividends paid to common stockholders	(134,076)	(127,348)
Taxes paid on exercise of stock options	—	(450)
Repurchase of OP Units	(734)	(108)
Proceeds from issuance of common stock, net	200,982	—
Net cash provided by (used in) financing activities	215,382	(168,143)

Increase (decrease) in cash and cash equivalents and restricted cash	35,283	(4,283)
Cash and cash equivalents and restricted cash - beginning balance	146,348	176,766
Cash and cash equivalents and restricted cash - ending balance	$181,631	$172,483

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Cash paid for interest, net of capitalized interest	$98,424	$93,455
Capitalized interest paid	$2,805	$2,408

Non-cash Investing Transactions
Accrual for additions to real estate and developments	$6,641	$24,681
Capitalized stock-based compensation for improvements to real estate and developments	$1,630	$1,460
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$62,825	$32,332
Removal of fully amortized acquired lease intangible assets	$1,874	$1,180
Removal of fully accreted acquired lease intangible liabilities	$28,152	$10,515
Property acquisition accrual	$10	$—
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$10,885	$—
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$3,408	$—
Recognition of ground lease liability - Adoption of ASU 2016-02	$10,885	$—

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$—	$211
(Loss) gain recorded in AOCI - consolidated derivatives	$(116,251)	$70,806
(Loss) gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(7,995)	$8,087
Accrual for deferred loan costs	$1,862	$136
Non-cash contributions from noncontrolling interests in consolidated JVs	$12,444	$—
Non-cash distributions to noncontrolling interests	$12,444	$—
Dividends declared	$135,411	$127,440
Exchange of OP units for common stock	$3,209	$5,720

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Funds, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the consolidated financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis. At September 30, 2019, our Consolidated Portfolio consisted of (i) a 16.5 million square foot office portfolio, (ii) 4,147 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in unconsolidated Funds which, at September 30, 2019, owned an additional 1.8 million square feet of office space. We manage our unconsolidated Funds alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2019, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	11	11
Unconsolidated Fund properties	—	8
	64	72

Multifamily
Wholly-owned properties	10	10
Consolidated JV properties	1	1
	11	11

Total	75	83

Basis of Presentation

The accompanying consolidated financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs.  All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

We consolidate entities in which we are considered to be the primary beneficiary of a VIE or have a majority of the voting interest of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of that VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We do not consolidate entities in which the other parties have substantive kick-out rights to remove our power to direct the activities, most significantly impacting the economic performance, of that VIE. In determining whether we are the primary beneficiary, we consider factors such as ownership interest, management representation, authority to control decisions, and contractual and substantive participating rights of each party.

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.07 billion of consolidated debt. See Note 8. We also consolidate three JVs. As of September 30, 2019, these consolidated entities had aggregate total consolidated assets of $8.52 billion (of which $8.06 billion related to investment in real estate), aggregate total consolidated liabilities of $4.54 billion (of which $4.18 billion related to debt), and aggregate total consolidated equity of $3.98 billion (of which $1.53 billion related to noncontrolling interests).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

In accordance with Topic 842 (as defined in Note 2 below), which we adopted in the first quarter of 2019, we report our office rental revenues and tenant recoveries on a combined basis as Rental revenues and tenant recoveries under Office rental in our consolidated statements of operations, and we reclassified the comparable periods to conform to the current period presentation. See Note 2

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2018 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

On January 1, 2019, we adopted ASUs that changed our accounting policy for leases. See "New Accounting Pronouncements" below. We have not made any other changes to our significant accounting policies in our 2018 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Office parking revenues, which are included in Parking and other income under Office rental in our consolidated statements of operations, are within the scope of ASC 606 ("Revenue from Contracts with Customers"). Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $27.3 million and $26.0 million for the three months ended September 30, 2019 and 2018, respectively, and $80.5 million and $76.8 million for the nine months ended September 30, 2019 and 2018, respectively. Office parking receivables were $1.2 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Income Taxes

We have elected to be taxed as a REIT under the Code. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our TRS.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

We lease space to tenants at our office and multifamily properties. Under the ASU, all of our tenant leases continue to be classified as operating leases. The ASU continues to require that lease payments for operating leases be recognized over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. If collectibility of the lease payments is not probable at the commencement date, then the lease income should be limited to the lesser of the income recognized on a straight-line basis or cash basis. If the assessment of collectibility changes after the commencement date, any difference between the lease income that would have been recognized on a straight-line basis and cash basis must be recognized as a current-period adjustment to lease income. We elected to adopt the complete impairment model guidance within ASC 842. Under this model we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine amounts receivable are not probable for collection.

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

The ASU defines initial direct costs of a lease, which may be capitalized, as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We historically capitalized most of our leasing costs. We expensed $1.0 million and $3.1 million during the three and nine months ended September 30, 2019, respectively, of leasing costs related to our tenant leases that did not qualify as initial direct costs of a lease, which are included in General and administrative expenses in our consolidated statements of operations.

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

In December 2018, the FASB issued ASU 2018-20, an update to ASU 2016-02, which provides guidance on accounting for sales and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. We adopted the ASU and it did not have a material impact on our consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, an update to ASU 2016-02, which provides guidance on transition disclosures related to Topic 250 "Accounting Changes and Error Corrections" and other technical updates. We adopted the ASU and it did not have a material impact on our consolidated financial statements.

ASUs Not Yet Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us would be the first quarter of 2020, and early adoption is permitted. The amendments in this ASU should be applied retrospectively. The ASU would impact our measurement of credit losses for our Office parking receivables, which were $1.2 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively, and are included in Tenant receivables in our consolidated balance sheets. We expect to adopt the ASU in the first quarter of 2020 and we do not expect the ASU to have a material impact on our consolidated financial statements.

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

(In thousands, except number of units)	The Glendon

Submarket	West Los Angeles
Acquisition date	June 7, 2019
Contract price	$365,100
Number of multifamily units	350
Retail square footage	50

Investment in real estate:
Land	$32,773
Buildings and improvements	333,624
Tenant improvements and lease intangibles	2,301
Acquired above- and below-market leases, net	(2,114)
Net assets and liabilities acquired	$366,584

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of September 30, 2019, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense, net of amounts capitalized, of $170 thousand and $183 thousand for the three months ended September 30, 2019 and 2018, respectively, and $532 thousand and $550 thousand for the nine months ended September 30, 2019 and 2018, respectively, which is included in Office expenses in our consolidated statements of operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2019:

Twelve months ending September 30:	(In thousands)

2020	$733
2021	733
2022	733
2023	733
2024	733
Thereafter	45,628
Total future minimum lease payments	$49,293

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2019	December 31, 2018

Above-market tenant leases	$3,745	$5,595
Above-market tenant leases - accumulated amortization	(1,800)	(3,289)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(220)	(207)
Acquired lease intangible assets, net	$2,877	$3,251

Below-market tenant leases	$86,159	$112,175
Below-market tenant leases - accumulated accretion	(47,775)	(63,013)
Above-market ground lease where we are the tenant(1)	—	4,017
Above-market ground lease - accumulated accretion(1)	—	(610)
Acquired lease intangible liabilities, net	$38,384	$52,569

______________________________________________
(1) Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value for the carrying value of the above-market ground lease - see Notes 2 and 4.

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,009	$4,940	$12,533	$17,218
Amortization of an above-market ground lease asset(2)	(6)	(5)	(14)	(13)
Accretion of an above-market ground lease liability(3)	—	13	—	38
Total	$4,003	$4,948	$12,519	$17,243
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)
Recorded as a decrease to office expense. Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value with the carrying value of the above-market ground lease - see Notes 2 and 4.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Investments in Unconsolidated Funds

Description of our Funds

We manage and own equity interests in three unconsolidated Funds, the Opportunity Fund, Fund X and Partnership X, through which we and other investors in the Funds own eight office properties totaling 1.8 million square feet. During the nine months ended September 30, 2019 we purchased an additional 1.4% interest in Fund X. At September 30, 2019, we held direct and indirect equity interests of 6.2% of the Opportunity Fund, 72.7% of Fund X and 24.6% of Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions we received from our Funds:

	Nine Months Ended September 30,
(In thousands)	2019	2018

Operating distributions received	$5,589	$4,522
Capital distributions received	5,851	5,866
Total distributions received	$11,440	$10,388

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds on a combined basis.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	September 30, 2019	December 31, 2018

Total assets	$677,022	$694,713
Total liabilities	$533,467	$525,483
Total equity	$143,555	$169,230

	Nine Months Ended September 30,
(In thousands)	2019	2018

Total revenues	$62,239	$58,935
Operating income	$18,033	$16,870
Net income	$5,759	$4,333

7. Other Assets

(In thousands)	September 30, 2019	December 31, 2018

Restricted cash	$121	$121
Prepaid expenses	10,750	7,830
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,307	1,101
Other	3,570	3,719
Total other assets	$18,736	$14,759

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2019	Principal Balance as of December 31, 2018	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Fannie Mae loan(3)	—	$—	$145,000	—	—	—
Fannie Mae loan(3)	—	—	115,000	—	—	—
Term loan(3)	—	—	220,000	—	—	—
Term loan(3)	—	—	340,000	—	—	—
Term loan(3)	—	—	400,000	—	—	—
Term loan(3)	—	—	180,000	—	—	—
Term loan(4)(5)	6/23/2023	360,000	360,000	LIBOR + 1.55%	2.57%	7/1/2021
Term loan(5)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(5)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(5)(6)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2023
Term loan(5)(7)(8)	8/15/2026	415,000	—	LIBOR + 1.10%	2.58%	8/1/2025
Term loan(5)(7)	9/19/2026	400,000	—	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(5)(7)(9)	9/26/2026	200,000	—	LIBOR + 1.20%	2.77%	10/1/2024
Fannie Mae loan(5)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(5)(7)	6/1/2029	255,000	—	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(5)(7)(10)	6/1/2029	125,000	—	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(11)	6/1/2038	31,046	31,582	N/A	4.55%	N/A
Revolving credit facility(12)	8/21/2023	—	105,000	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,073,446	3,183,982

Consolidated JVs
Term loan(5)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(5)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(5) (7)	6/1/2029	160,000	—	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(13)		4,213,446	4,163,982
Unamortized loan premium, net		3,832	3,986
Unamortized deferred loan costs, net		(40,311)	(33,938)
Total Consolidated Debt, net		$4,176,967	$4,134,030
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

(2)
Effective rate as of September 30, 2019. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.

(3)	These loans were paid off during the nine months ended September 30, 2019.

(4)	We paid this loan off on November 1, 2019. See Note 17.

(5)	The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(6)	The effective rate will decrease to 2.76% on March 2, 2020.

(7)	These loans were closed during the nine months ended September 30, 2019.

(8)	Effective rate will increase to 3.07% on April 1, 2020.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(9)	Effective rate will decrease to 2.36% on July 1, 2020.

(10)	Effective rate will increase to 3.25% on December 1, 2020.

(11)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(12)
In March 2019, we renewed our $400.0 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. Unused commitment fees range from 0.10% to 0.15%. The loan agreement includes a zero-percent LIBOR floor.

(13)	The table does not include our unconsolidated Funds' loans - see Note 16. See Note 13 for our fair value disclosures.

Debt Statistics

The following table summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2019	Principal Balance as of December 31, 2018

Aggregate swapped to fixed rate loans	$4,182,400	$3,882,400
Aggregate fixed rate loans	31,046	31,582
Aggregate floating rate loans	—	250,000
Total Debt	$4,213,446	$4,163,982

The following table summarizes certain consolidated debt statistics as of September 30, 2019:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.21
Weighted average remaining life (including extension options)	6.2 years
Weighted average remaining fixed interest period	3.9 years
Weighted average annual interest rate	3.00%

Future Principal Payments

At September 30, 2019, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending September 30:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)

2020	$743	$743
2021	778	778
2022	300,814	814
2023	1,275,852	940,852
2024	891	300,891
Thereafter	2,634,368	2,969,368
Total future principal payments	$4,213,446	$4,213,446
____________________________________________

(1)	Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Loan Costs

Deferred loan costs are net of accumulated amortization of $28.9 million and $24.2 million at September 30, 2019 and December 31, 2018, respectively. The table below presents loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Loan costs expensed	$1,751	$—	$1,751	$—
Deferred loan costs written off	4,416	7	4,992	411
Deferred loan cost amortization	1,807	1,999	5,611	5,874
Total	$7,974	$2,006	$12,354	$6,285

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2019	December 31, 2018

Interest payable	$9,537	$10,657
Accounts payable and accrued liabilities	79,749	75,111
Deferred revenue	45,658	44,386
Total interest payable, accounts payable and deferred revenue	$134,944	$130,154

10. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. In limited instances, we also make use of interest rate caps to limit our exposure to interest rate increases on our floating-rate debt. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 8 regarding our debt, and our consolidated JVs' debt, that is hedged. See Note 16 regarding our unconsolidated Funds debt that is hedged.

Derivative Summary

As of September 30, 2019, our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Funds, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	38	$4,684,800
Unconsolidated Funds' derivatives(3)(4)	4	$510,000

___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Includes forward swaps with a total notional of $502.4 million.

(3)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

(4)	See Note 13 for our derivative fair value disclosures.

(5)	See Note 17 for swaps that we executed after September 30, 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of September 30, 2019, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' or unconsolidated Funds' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2019	December 31, 2018

Consolidated derivatives(1)	$80,832	$1,681
Unconsolidated Funds' derivatives(2)	$3,970	$—

___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of high quality counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2019	December 31, 2018

Consolidated derivatives(1)	$13,238	$76,021
Unconsolidated Funds' derivatives(2)	$1,136	$12,576
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Funds' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)	$—	$211
(Loss) gain recorded in AOCI before reclassifications(1)	$(116,251)	$70,806
Gains reclassified from AOCI to Interest Expense(1)	$(22,202)	$(5,316)
Interest Expense presented in the consolidated statements of operations	$(107,753)	$(99,889)
Unconsolidated Funds' derivatives (our share)(2):
(Loss) gain recorded in AOCI before reclassifications(1)	$(7,995)	$8,087
Gains reclassified from AOCI to Income, including depreciation, from unconsolidated Funds(1)	$(1,652)	$(383)
Income, including depreciation, from unconsolidated Funds presented in the consolidated statements of operations	$5,589	$4,522
___________________________________________________

(1)	See Note 11 for our AOCI reconciliation.

(2)	We calculate our share by multiplying the total amount for each Fund by our direct and indirect equity interest in the respective Fund.

Future Reclassifications from AOCI

At September 30, 2019, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$1,581
Unconsolidated Funds' derivatives (our share):
Losses to be reclassified from AOCI to Income, including depreciation, from unconsolidated Funds	$226

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11.  Equity

Transactions

During the nine months ended September 30, 2019, (i) we acquired 201 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) we acquired 19 thousand OP Units and fully-vested LTIP Units for $734 thousand in cash, and (iii) we issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million.

We also purchased a property on June 7, 2019 for a contract price of $365.1 million, which we subsequently contributed to one of our consolidated JVs on June 28, 2019. We manage and own a twenty percent capital interest in the JV. The acquisition and related working capital was funded with (i) a secured, non-recourse $160.0 million interest-only loan scheduled to mature in June 2029, which was assumed by the consolidated JV to which we contributed the property, (ii) a $44.0 million capital contribution by us to the JV, and (iii) a $176.0 million capital contribution by Noncontrolling interests in the JV. See Note 3 for more information regarding the property acquisition and Note 8 for more information regarding the loan.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 28.0 million OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total outstanding interests as of September 30, 2019 when we owned 175.3 million OP Units (to match our 175.3 million shares of outstanding common stock). A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2019	2018

Net income attributable to common stockholders	$85,155	$90,451

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	3,209	5,720
Repurchase of OP Units from noncontrolling interests	(431)	(59)
Net transfers from noncontrolling interests	2,778	5,661

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$87,933	$96,112

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2019	2018

Beginning balance	$53,944	$43,099
Adoption of ASU 2017-12 - cumulative opening balance adjustment	—	211
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(116,251)	70,806
Reclassification of gains from AOCI to Interest Expense	(22,202)	(5,316)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive (loss) income before reclassifications	(7,995)	8,087
Reclassification of gains from AOCI to Income, including depreciation, from unconsolidated Funds	(1,652)	(383)
Net current period OCI	(148,100)	73,405
OCI attributable to noncontrolling interests	45,278	(21,861)
OCI attributable to common stockholders	(102,822)	51,544

Ending balance	$(48,878)	$94,643
___________________________________________________

(1)	See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Equity Compensation

On June 2, 2016, the Douglas Emmett 2016 Omnibus Stock Incentive Plan ("2016 Plan") became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett 2006 Omnibus Stock Incentive Plan ("2006 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Grants after June 2, 2016 were awarded under the 2016 Plan, while grants prior to that date were awarded under the 2006 Plan (grants under the 2006 Plan remain outstanding according to their terms). Both plans are administered by the compensation committee of our board of directors. The table below presents our stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Stock-based compensation expense, net	$2,382	$2,932	$7,395	$8,879
Capitalized stock-based compensation	$622	$512	$1,630	$1,460
Intrinsic value of options exercised	$—	$393	$—	$1,196

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (In thousands):
Net income attributable to common stockholders	$22,488	$30,561	$85,155	$90,451
Allocation to participating securities: Unvested LTIP Units	(87)	(149)	(350)	(442)
Net income attributable to common stockholders - basic and diluted	$22,401	$30,412	$84,805	$90,009

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	175,278	169,926	172,684	169,815
Effect of dilutive securities: Stock options(1)	—	5	—	13
Weighted average shares of common stock and common stock equivalents outstanding - diluted	175,278	169,931	172,684	169,828

Net income per common share - basic	$0.13	$0.18	$0.49	$0.53

Net income per common share - diluted	$0.13	$0.18	$0.49	$0.53

____________________________________________________

(1)
There were no outstanding options during the nine months ended September 30, 2019. The following securities were excluded from the calculation of diluted EPS during the periods noted because including them for those periods would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

OP Units	26,211	26,630	26,278	26,736
Vested LTIP Units	1,838	812	1,833	807

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of September 30, 2019, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2019	December 31, 2018

Fair value	$4,237,849	$4,087,979
Carrying value	$4,213,446	$4,062,968

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

(In thousands)	September 30, 2019

Fair value	$12,760
Carrying value	$10,884

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

(In thousands)	September 30, 2019	December 31, 2018
Derivative Assets:
Fair value - consolidated derivatives(1)	$11,925	$73,414
Fair value - unconsolidated Funds' derivatives(2)	$1,034	$12,228

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$78,111	$1,530
Fair value - unconsolidated Funds' derivatives(2)	$4,009	$—

____________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.

(2)
Reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated Funds in our consolidated balance sheets. See Note 16 regarding our unconsolidated Funds debt and derivatives.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office Segment
Total office revenues	$205,900	$197,054	$605,379	$578,148
Office expenses	(68,754)	(66,288)	(196,511)	(188,462)
Office segment profit	137,146	130,766	408,868	389,686

Multifamily Segment
Total multifamily revenues	32,169	26,282	87,410	76,904
Multifamily expenses	(9,127)	(7,142)	(24,394)	(20,748)
Multifamily segment profit	23,042	19,140	63,016	56,156

Total profit from all segments	$160,188	$149,906	$471,884	$445,842

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total profit from all segments	$160,188	$149,906	$471,884	$445,842
General and administrative expenses	(9,218)	(9,440)	(28,209)	(28,444)
Depreciation and amortization	(90,279)	(74,067)	(248,876)	(219,944)
Other income	2,952	2,951	8,742	8,373
Other expenses	(1,656)	(1,561)	(5,308)	(5,380)
Income, including depreciation, from unconsolidated Funds	1,831	1,348	5,589	4,522
Interest expense	(40,397)	(33,721)	(107,753)	(99,889)
Net income	23,421	35,416	96,069	105,080
Less: Net income attributable to noncontrolling interests	(933)	(4,855)	(10,914)	(14,629)
Net income attributable to common stockholders	$22,488	$30,561	$85,155	$90,451

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at September 30, 2019:

Twelve months ending September 30:	(In thousands)

2020	$603,132
2021	529,062
2022	442,362
2023	357,131
2024	273,685
Thereafter	673,833
Total future minimum base rentals(1)	$2,879,205

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2019 and 2018, no tenant accounted for more than 10% of our total revenues.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified twenty-eight buildings in our Consolidated Portfolio and four buildings owned by our unconsolidated Funds which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.  As of September 30, 2019, the obligations to remove the asbestos from these properties if they were demolished or undergo major renovations have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligation. As of September 30, 2019, the obligations to remove the asbestos from properties that are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. As of September 30, 2019, we had an aggregate remaining contractual commitment for these and other development projects of approximately $184.3 million. As of September 30, 2019, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $24.7 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Funds' debt. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2019, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Funds' debt as of September 30, 2019. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
Fund X(3)(4)	7/1/2024	400.0	LIBOR + 1.65%	3.44%	7/1/2022
		$510.0
___________________________________________________

(1)	See Note 6 for more information regarding our unconsolidated Funds.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.4 million.

(3)
Floating rate term loan, swapped to fixed, which is secured by six properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of September 30, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $20.0 million. Loan agreement includes the requirement to purchase an interest rate cap if one-month LIBOR equals or exceeds 3.56% for fourteen consecutive days after the related swap matures.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

17. Subsequent Events

On November 1, 2019, we closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in November 2026. The loan bears interest at LIBOR + 1.15%, which we have effectively fixed through interest rate swaps at 2.18% until July 2021, which increases to 2.31% until October 2024. Part of the proceeds were used to pay off a $360.0 million loan scheduled to mature in June 2023.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this Report, and our Forward Looking Statements disclaimer.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Funds, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2019, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	64	72
Rentable Square Feet (in thousands)(3)	16,516	18,356
Leased rate	93.2%	93.1%
Occupied rate	91.0%	90.9%

Multifamily
Properties	11	11
Units	4,147	4,147
Leased rate	99.3%	99.3%
Occupied rate	96.8%	96.8%

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
(3) During the nine months ended September 30, 2019, we removed approximately 190,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments.

Revenues by Segment and Location

During the nine months ended September 30, 2019, revenues from our Consolidated Portfolio were derived as follows:

____

Acquisitions, Financings, Developments and Repositionings

Acquisitions

On June 7, 2019, we acquired The Glendon, a residential community in Westwood with 350 apartments and approximately 50,000 square feet of retail, for $365.1 million. On June 28, 2019, we completed the contribution of the property to a consolidated JV that we manage and in which we own a twenty percent capital interest. The acquisition and related working capital was funded with a $160.0 million interest-only loan, a $44.0 million capital contribution by us and a $176.0 million capital contribution by other investors. See second quarter financing transactions below for more information regarding the funding for this acquisition. See Note 3 to our consolidated financial statements in Item 1 of this Report for more information regarding this acquisition.

Financings

•	During the first quarter of 2019:

◦
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

◦
We entered into a forward interest rate swap to extend the fixed-rate period for a term loan with a principal balance of $102.4 million, scheduled to mature in April 2025, for three years. We entered into forward interest rate swaps with an initial notional amount of $75.0 million, effective as of September 2019 and scheduled to mature in August 2025, fixing one-month LIBOR at 1.97%, to hedge future term-loan refinancings.

◦
We issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million. We used a portion of the funds to partially fund the acquisition of The Glendon property, and a portion of the funds to pay off a $220.0 million loan in the third quarter - see third quarter financing transactions below.

◦
Other investors in the consolidated JV to which we contributed The Glendon property contributed $176.0 million to the JV to fund the acquisition of the property, and we contributed $44.0 million to the JV.

•	During the third quarter of 2019:

◦	We paid off a $220.0 million loan scheduled to mature in December 2023 and terminated the related interest rate swaps.

◦
We closed a secured, non-recourse $415.0 million interest-only loan scheduled to mature in August 2026. The loan bears interest at LIBOR + 1.10%, which we have effectively fixed through interest rate swaps at 2.58% until April 2020, which then increases to 3.07% until August 2025. Part of the proceeds were used to pay-off a $340.0 million loan scheduled to mature in April 2022.

◦
We closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in September 2026. The loan bears interest at LIBOR + 1.15%, which we have effectively fixed through interest rate swaps at 2.44% until September 2024. The proceeds were used to pay-off a $400.0 million loan scheduled to mature in November 2022.

◦
We closed a secured, non-recourse $200.0 million interest-only loan scheduled to mature in September 2026. The loan bears interest at LIBOR + 1.20%, which we have effectively fixed through interest rate swaps at 2.77% until July 2020, which then decreases to 2.36% until October 2024. Part of the proceeds were used to pay off a $180.0 million loan scheduled to mature in July 2022.

•	Subsequent to the third quarter of 2019

◦
We closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in November 2026. The loan bears interest at LIBOR + 1.15%, which we have effectively fixed through interest rate swaps at 2.18% until July 2021, which increases to 2.31% until October 2024. Part of the proceeds were used to pay off a $360.0 million loan scheduled to mature in June 2023.

See Notes 8 and 10 and 17 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt, derivatives, and transactions subsequent to quarter end, respectively.

Developments

•
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to an existing office building and a 712 unit residential property, both of which we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. We expect construction to take about 3 years.

•
At our Moanalua Hillside Apartments in Honolulu, we completed the construction of an additional 491 new apartments on 28 acres which now join our existing 680 apartments. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, build a new leasing and management office, and construct a new fitness center and two pools.

•
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 rental apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion. Assuming timely city approvals, we expect the first units to be delivered in 2020. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. In addition, we may reposition properties already in our portfolio. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. During the repositioning, the affected property may display depressed rental revenue and occupancy levels that impact our results and, therefore, comparisons of our performance from period to period.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Nine Months Ended	Year Ended December 31,
	September 30, 2019	2018	2017	2016	2015

Average straight-line rental rate(1)(2)	$48.91	$48.77	$44.48	$43.21	$42.65
Annualized lease transaction costs(3)	$6.18	$5.80	$5.68	$5.74	$4.77

___________________________________________________

(1)
These average rental rates are not directly comparable from year to year because the averages are significantly affected from period to period by factors such as the buildings, submarkets, and types of space and terms involved in the leases executed during the respective reporting period. Because straight-line rent takes into account the full economic value of each lease, including rent concessions and escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease.

(2)	Reflects the weighted average straight-line Annualized Rent.

(3)
Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated from space being taken out of service.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Nine Months Ended September 30, 2019

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$42.17	$46.67	10.7%
Straight-line Rent	$38.44	$48.91	27.2%

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

(2)	Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Nine Months Ended	Year Ended December 31,
	September 30, 2019	2018	2017	2016	2015

Average annual rental rate - new tenants(1)	$28,474	$27,542	$28,613	$28,435	$27,936

_____________________________________________________

(1)
These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example: (i) the average for 2018 decreased from 2017 because we added a significant number of units at our Moanalua Hillside Apartments development in Honolulu, where the rental rates are lower than the average in our portfolio, and (ii) the average for 2019 increased from 2018 because we acquired The Glendon where higher rental rates offset the effect of adding additional units at our Moanalua Hillside Apartments development.

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2019 (new tenants and existing tenants undergoing annual rent review) was 1.3% higher than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2019	2018	2017	2016	2015

Office portfolio	90.9%	90.3%	89.8%	90.4%	91.2%
Multifamily portfolio(2)	96.8%	97.0%	96.4%	97.9%	98.0%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	September 30, 2019	2018	2017	2016	2015

Office portfolio	90.5%	89.4%	89.5%	90.6%	90.9%
Multifamily portfolio(2)	96.8%	96.6%	97.2%	97.6%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

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

Office Lease Expirations

As of September 30, 2019, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2016, 2017, 2018 with the same remaining duration as the leases for the labeled year had at September 30, 2019. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018

	Three Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$175,017	$166,680	$8,337	5.0%
The increase was due to (i) an increase of $7.5 million of rental revenue and tenant recoveries from properties that we owned throughout both periods, and (ii) $1.1 million of rental revenue and tenant recoveries from retail space at the residential community we acquired in June 2019, partly offset by (iii) a decrease of $0.3 million in rental revenues and tenant recoveries at an office building we are converting to a residential building in Hawaii. The increase for the properties we owned throughout both periods was due to an increase in rental revenue due to an increase in rental and occupancy rates.

Office parking and other income	$30,883	$30,374	$509	1.7%
The increase was due to (i) $0.4 million of parking income from retail space at the residential community we acquired in June 2019, (ii) an increase in parking and other income of $0.2 million from properties we owned throughout both periods, partly offset by (iii) a decrease of $0.1 million in parking and other income at an office building we are converting to a residential building in Hawaii. The increase for the properties we owned throughout both periods was due to an increase in parking income due to an increase in occupancy and rates.

Multifamily revenue	$32,169	$26,282	$5,887	22.4%
The increase was due to (i) $4.3 million of revenues from the residential community we acquired in June 2019, (ii) an increase in revenues of $1.2 million from our new apartments at our Moanalua Hillside Apartments development, and (iii) an increase in revenues of $0.4 million at our other residential properties which was primarily due to an increase in rental revenues due to an increase in rental rates.

Operating expenses

Office rental expenses	$68,754	$66,288	$(2,466)	(3.7)%
The increase was due to (i) an increase of $2.1 million of rental expenses from properties that we owned throughout both periods, and (ii) $0.4 million of rental expenses from retail space at the residential community we acquired in June 2019. The increase for the properties we owned throughout both periods was due to an increase in personnel expenses, scheduled services expenses, property taxes and utility expenses.

	Three Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)

Multifamily rental expenses	$9,127	$7,142	$(1,985)	(27.8)%
The increase was due to (i) $1.5 million of rental expenses from the residential community we acquired in June 2019, (ii) an increase in rental expenses of $0.2 million from our new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $0.2 million for our other residential properties, which was primarily due to an increase in scheduled services expenses and property taxes.

General and administrative expenses	$9,218	$9,440	$222	2.4%	The decrease was primarily due to a decrease in personnel expenses.
Depreciation and amortization	$90,279	$74,067	$(16,212)	(21.9)%
The increase was due to (i) an increase in depreciation and amortization of $9.3 million from the accelerated depreciation of certain office improvements in a building we are converting from office to residential in Hawaii,(ii) $2.8 million of depreciation and amortization from the residential community we acquired in June 2019, (iii) an increase in depreciation and amortization of $0.6 million from new apartments at our Moanalua Hillside Apartments development, and (iv) an increase of $3.5 million for our other properties, which reflects activity at our repositioning properties and an increase in investment in real estate balances.

Non-Operating Income and Expenses

Other income	$2,952	$2,951	$1	—%	Other income was relatively unchanged from the comparable period.
Other expenses	$(1,656)	$(1,561)	$(95)	(6.1)%	The increase was primarily due to lower acquisition expenses in the comparable period.
Income, including depreciation, from unconsolidated Funds	$1,831	$1,348	$483	35.8%	The increase was primarily due to an increase in net income from our unconsolidated Funds, which was primarily due to an increase in revenues because of increases in occupancy and rental rates.
Interest expense	$(40,397)	$(33,721)	$(6,676)	(19.8)%	The increase was primarily due to loan costs incurred in connection with our debt refinancing activities during the current period.

Results of Operations

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

	Nine Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$513,926	$490,319	$23,607	4.8%
The increase was due to (i) an increase of $22.2 million of rental revenue and tenant recoveries from properties that we owned throughout both periods, and (ii) $1.4 million of rental revenue and tenant recoveries from retail space at the residential community we acquired in June 2019. The increase for the properties we owned throughout both periods was primarily due to an increase in rental revenue due to an increase in rental and occupancy rates.

Office parking and other income	$91,453	$87,829	$3,624	4.1%
The increase was due to (i) an increase in parking and other income of $3.3 million from properties we owned throughout both periods, and (ii) $0.4 million of parking income from retail space at the residential community we acquired in June 2019, partly offset by (iii) a decrease of $0.1 million in parking and other income at an office building we are converting to a residential building in Hawaii. The increase for the properties we owned throughout both periods was due to an increase in parking income due to an increase in occupancy and rates.

Multifamily revenue	$87,410	$76,904	$10,506	13.7%
The increase was due to (i) $5.4 million of revenues from the residential community we acquired in June 2019, (ii) an increase in revenues of $3.5 million from our new apartments at our Moanalua Hillside Apartments development, and (iii) an increase in revenues of $1.7 million at our other residential properties, which was primarily due to an increase in rental revenues due to an increase in rental rates.

Operating expenses

Office rental expenses	$196,511	$188,462	$(8,049)	(4.3)%
The increase was due to (i) an increase of $7.5 million of rental expenses from properties that we owned throughout both periods, (ii) $0.5 million of rental expenses from retail space at the residential community we acquired in June 2019, and (iii) an increase of $0.1 million in rental expenses at an office building we are converting to a residential building in Hawaii. The increase in rental expenses from properties that we owned throughout both periods was due to an increase in property taxes, utility expenses, scheduled services expenses, repairs and maintenance expenses and personnel expenses.

	Nine Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)

Multifamily rental expenses	$24,394	$20,748	$(3,646)	(17.6)%
The increase was due to (i) $1.9 million of rental expenses from the residential community we acquired in June 2019, (ii) an increase in rental expenses of $0.8 million from our new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $1.0 million at our other residential properties, which was primarily due to an increase in property taxes, scheduled services expenses, personnel expenses and utility expenses.

General and administrative expenses	$28,209	$28,444	$235	0.8%	The decrease was primarily due to a decrease in personnel expenses.
Depreciation and amortization	$248,876	$219,944	$(28,932)	(13.2)%
The increase was due to (i) an increase in depreciation and amortization of $9.3 million from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, (ii) $3.7 million of depreciation and amortization from the residential community that we acquired in June 2019, (iii) an increase in depreciation and amortization of $1.7 million from new apartments at our Moanalua Hillside Apartments development, and (iv) an increase of $14.2 million at our other properties, which reflects activity at our repositioning properties and an increase in investment in real estate balances.

Non-Operating Income and Expenses

Other income	$8,742	$8,373	$369	4.4%	The increase was primarily due to an increase in interest income due to higher money market balances and interest rates.
Other expenses	$(5,308)	$(5,380)	$72	1.3%	The decrease was primarily due to higher acquisition expenses in the comparable period.
Income, including depreciation, from unconsolidated Funds	$5,589	$4,522	$1,067	23.6%	The increase was primarily due to an increase in net income from our unconsolidated Funds, which was primarily due to an increase in revenues because of increases in occupancy and rental rates.
Interest expense	$(107,753)	$(99,889)	$(7,864)	(7.9)%	The increase was primarily due to loan costs incurred in connection with our debt refinancing activities during the current period.

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

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018

For the three months ended September 30, 2019, FFO increased by $3.7 million, or 3.7%, to $103.9 million, compared to $100.1 million for the three months ended September 30, 2018. The increase was primarily due to (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates, and operating income from retail space at The Glendon residential community we acquired in June 2019, (ii) an increase in operating income from our residential portfolio due to leasing of new units at our Moanalua Hillside Apartments development and operating income from apartments at The Glendon residential community, which was partially offset by (iii) loan costs incurred in connection with the new loans we closed.

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

For the nine months ended September 30, 2019, FFO increased by $17.9 million, or 6.0%, to $314.8 million, compared to $296.9 million for the nine months ended September 30, 2018. The increase was primarily due to the same reasons listed above.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Net income attributable to common stockholders	$22,488	$30,561	$85,155	$90,451
Depreciation and amortization of real estate assets	90,279	74,067	248,876	219,944
Net income attributable to noncontrolling interests	933	4,855	10,914	14,629
Adjustments attributable to unconsolidated Funds(1)	4,335	4,233	13,185	12,382
Adjustments attributable to consolidated JVs(2)	(14,147)	(13,572)	(43,343)	(40,484)
FFO	$103,888	$100,144	$314,787	$296,922

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018

As of September 30, 2019, our Same Properties included 60 office properties, aggregating 15.5 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Three Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary
	(In thousands)

Office revenues	$193,131	$183,924	$9,207	5.0%	The increase was primarily due to an increase in rental revenues due to an increase in rental and occupancy rates.
Office expenses	(63,109)	(61,076)	(2,033)	(3.3)%	The increase was primarily due to an increase in personnel expenses, scheduled services expenses, property taxes and utility expenses.
Office NOI	130,022	122,848	7,174	5.8%

Multifamily revenues	21,506	21,288	218	1.0%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates.
Multifamily expenses	(5,384)	(5,330)	(54)	(1.0)%	The increase was primarily due to an increase in scheduled services expenses, personnel expenses and property taxes.
Multifamily NOI	16,122	15,958	164	1.0%

Total NOI	$146,144	$138,806	$7,338	5.3%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended September 30,
(In thousands)	2019	2018

Same Property NOI	$146,144	$138,806
Non-comparable office revenues	12,769	13,130
Non-comparable office expenses	(5,645)	(5,212)
Non-comparable multifamily revenues	10,663	4,994
Non-comparable multifamily expenses	(3,743)	(1,812)
NOI	160,188	149,906
General and administrative expenses	(9,218)	(9,440)
Depreciation and amortization	(90,279)	(74,067)
Operating income	60,691	66,399
Other income	2,952	2,951
Other expenses	(1,656)	(1,561)
Income, including depreciation, from unconsolidated Funds	1,831	1,348
Interest expense	(40,397)	(33,721)
Net income	23,421	35,416
Less: Net income attributable to noncontrolling interests	(933)	(4,855)
Net income attributable to common stockholders	$22,488	$30,561

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

As of September 30, 2019, our Same Properties included 60 office properties, aggregating 15.5 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Nine Months Ended September 30,		Favorable
	2019	2018	(Unfavorable)%		Commentary
	(In thousands)

Office revenues	$568,992	$539,751	$29,241	5.4%
The increase was primarily due to (i) an increase in rental revenues due to an increase in rental and occupancy rates, (ii) an increase in tenant recoveries due to an increase in recoverable operating costs and (iii) an increase in parking and other income.

Office expenses	(180,554)	(173,394)	(7,160)	(4.1)%	The increase was primarily due to an increase in utility expenses, property taxes, scheduled services expenses, repairs and maintenance expenses and personnel expenses.
Office NOI	388,438	366,357	22,081	6.0%

Multifamily revenues	64,442	63,303	1,139	1.8%	The increase was primarily due to an increase in rental revenues due to an increase in rental rates.
Multifamily expenses	(16,337)	(16,001)	(336)	(2.1)%	The increase was primarily due to an increase in personnel expenses, utility expenses, repairs and maintenance expenses and scheduled services expenses.
Multifamily NOI	48,105	47,302	803	1.7%

Total NOI	$436,543	$413,659	$22,884	5.5%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Same Property NOI	$436,543	$413,659
Non-comparable office revenues	36,387	38,397
Non-comparable office expenses	(15,957)	(15,068)
Non-comparable multifamily revenues	22,968	13,601
Non-comparable multifamily expenses	(8,057)	(4,747)
NOI	471,884	445,842
General and administrative expenses	(28,209)	(28,444)
Depreciation and amortization	(248,876)	(219,944)
Operating income	194,799	197,454
Other income	8,742	8,373
Other expenses	(5,308)	(5,380)
Income, including depreciation, from unconsolidated Funds	5,589	4,522
Interest expense	(107,753)	(99,889)
Net income	96,069	105,080
Less: Net income attributable to noncontrolling interests	(10,914)	(14,629)
Net income attributable to common stockholders	$85,155	$90,451

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

Off-Balance Sheet Arrangements

Unconsolidated Funds Debt

Our unconsolidated Funds have their own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to those loans. We have also guaranteed the related swaps. Our Funds have agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2019, all of the obligations under the respective loans and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report.

Cash Flows

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)%
	(In thousands)

Net cash provided by operating activities(1)	$358,968	$331,843	$27,125	8.2%
Net cash used in investing activities(2)	$(539,067)	$(167,983)	$371,084	220.9%
Net cash provided by (used in) financing activities(3)	$215,382	$(168,143)	$383,525	228.1%

___________________________________________________

(1)
Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase in cash provided by operating activities was primarily due to: (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates, and operating income from retail space at The Glendon residential community we acquired in June 2019, and (ii) an increase in operating income from our residential portfolio due to leasing of new units at our Moanalua Hillside Apartments development and operating income from apartments at The Glendon residential community.

(2)
Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash used in investing activities was primarily due to $365.9 million paid for The Glendon residential property, net of prorations, which we acquired in June 2019, and an increase of $12.2 million in capital expenditures for improvements to real estate.

(3)
Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The cash provided by financing activities was primarily due to: (i) net proceeds of $201.0 million from the issuance of common stock, (ii) contributions from non-controlling interests of $163.6 million, and (iii) an increase of $47.6 million in net borrowings.

Critical Accounting Policies

We adopted an ASU during the the first quarter of 2019 that changed our accounting policy for leases - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of new accounting pronouncements. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2018 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. As of September 30, 2019, we have no outstanding floating rate debt that is unhedged.

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

Item 4.  Controls and Procedures

As of September 30, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

DOUGLAS EMMETT, INC.

Date:	November 8, 2019	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 8, 2019	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO