Form 10-K
period 2019-12-31
Douglas Emmett Inc
filed 2020-02-14
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 1-33106
Douglas Emmett, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-3073047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1299 Ocean Avenue, Suite 1000, Santa Monica, California 90401
(Address of principal executive offices, including zip code)
(310) 255-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DEI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☑	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	☑	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
The aggregate market value of the common stock, $0.01 par value, held by non-affiliates of the registrant, as of June 28, 2019, was $6.61 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
The registrant had 175,373,806 shares of its common stock, $0.01 par value, outstanding as of February 7, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in conjunction with the registrant’s annual meeting of shareholders to be held in 2020 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

DOUGLAS EMMETT, INC.

FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Funds	Unconsolidated institutional real estate funds
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (including adjusting for the effect of such items attributable to consolidated JVs and unconsolidated Funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of FFO.

Net Operating Income (NOI)
We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Funds, interest expense, gain from consolidation of JVs, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a discussion of our Same Property NOI.

Occupancy Rate
The percentage leased, excluding signed leases not yet commenced, as of the reporting date. Management space is considered leased and occupied, while space taken out of service during a repositioning is excluded from both the numerator and denominator for calculating percentage leased and occupied.

Recurring Capital Expenditures
Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements.

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

Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

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

PART I

Item 1. Business Overview

Business description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties located in premier coastal submarkets in Los Angeles and Honolulu. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs, and our unconsolidated Fund, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods with significant supply constraints, high-end executive housing and key lifestyle amenities. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii. We intend to increase our market share in our existing submarkets and may enter into other submarkets with similar characteristics where we believe we can gain significant market share. The terms "us," "we" and "our" as used in this Report refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

At December 31, 2019, we owned a Consolidated Portfolio consisting of (i) an 18.0 million square foot office portfolio, (ii) 4,161 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2019, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2019, our portfolio consisted of the following (including ancillary retail space and excluding the two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	17	17
Unconsolidated Fund properties	—	2
Total	70	72

Rentable square feet (in thousands)	17,960	18,346

Multifamily
Wholly-owned properties	10	10
Consolidated JV properties	1	1
Total	11	11

Units	4,161	4,161

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:

•	Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2019, our office portfolio median size tenant was approximately 2,700 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2017, 2018 and 2019, no tenant accounted for more than 10% of our total revenues.

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

JVs and Fund

In addition to fifty-three office properties and ten residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:

•
four consolidated JVs, through which we and institutional investors own seventeen office properties in our core markets totaling 4.3 million square feet and one residential property with 350 apartments, and in which we own a weighted average of 46% at December 31, 2019 based on square footage. We are entitled to (i) distributions based on invested capital as well as (in the case of three of the JVs) additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.

•
one unconsolidated Fund through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet and in which we own 30% at December 31, 2019.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

The financial data in this Report presents our JVs on a consolidated basis and our Funds on an unconsolidated basis in accordance with GAAP. See "Basis of Presentation" in Note 1 to our consolidated financial statement in Item 15 of this Report for more information regarding the consolidation of our JVs. On November 21, 2019, we restructured one of our previously unconsolidated Funds, after which it is treated as a consolidated JV in our financial statements. The results of the consolidated JV are included in our operating results from November 21, 2019 (before November 21, 2019, our share of the Fund's net income was included in our statements of operations in Income from unconsolidated Funds).

See Note 3 and Note 6 to our consolidated financial statement in Item 15 of this Report for more information regarding the consolidation of the JV and our unconsolidated Funds, respectively.

Most of the property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs and our Funds, as we believe this presentation assists in understanding our business.

Taxation

We believe that we qualify, and we intend to continue to qualify, for taxation as a REIT under the Code, although we cannot provide assurance that this has happened or will happen. See Item 1A "Risk Factors" of this Report for the risks we face regarding taxation as a REIT. The following summary is qualified in its entirety by the applicable Code provisions and related rules, and administrative and judicial interpretations. If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

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

There are two gross income requirements we must satisfy:

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

We own an interest in a subsidiary that is intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. We hold certain of our properties through subsidiaries that have elected to be taxed as REITs. We also own interests in certain corporations which have elected to be treated as TRSs. A REIT may own more than 10% of the voting stock and value of the securities of a corporation that jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

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

In addition, if we acquire any asset from a corporation that is or has been a C corporation in a transaction in which our tax basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we generally will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset over (ii) our adjusted tax basis in the asset, in each case determined as of the date on which we acquired the asset.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under blanket insurance policies. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss and the cost of the coverage and industry practice. See Item 1A “Risk Factors” of this Report for the risks we face regarding insurance.

Competition

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. See Item 2 of this Report for more information about our properties. See Item 1A “Risk Factors” of this Report for the risks we face regarding competition.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA and rent control laws. See Item 1A “Risk Factors” of this Report for the risks we face regarding laws and regulations.

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting, retrofitting, energy management systems, variable frequency drives in our motors, electricity co-generation, energy efficiency, recycling and water conservation.  As a result of our efforts, 78% of our eligible office space is ENERGY STAR certified by the EPA as having energy efficiency in the top 25% of buildings nationwide.

Segments

We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 15 to our consolidated financial statements in Item 15 of this Report for more information regarding our segments.

Employees

As of December 31, 2019, we employed approximately 713 people.

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

•
our floating rate debt and related hedges are indexed to USD-LIBOR, any regulatory changes which impact the USD-LIBOR benchmark, such as the potential transition to the Secured Overnight Financing Rate (see Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" below), could impact our borrowing costs or the effectiveness of our hedges.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2019, 6.7% of the square footage in our total office portfolio was available for lease and 12.4% was scheduled to expire in 2020. As of December 31, 2019, 1.9% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

California and various municipalities within Southern California, including the cities of Los Angeles and Santa Monica where our properties are located, have enacted rent control legislation. All of our multifamily properties in Los Angeles County are affected by these laws and regulations. Under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit, however increases in rental rates for renewing tenants are limited by California, Los Angeles and Santa Monica rent control regulations.

Hawaii does not have state mandated rent control, however portions of the Honolulu multifamily market are subject to low- and moderate-income housing regulations. We have agreed to rent specified percentages of the units at some of our Honolulu multifamily properties to persons with income below specified levels in exchange for certain tax benefits.

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

We are required to pay property taxes for our properties, which could increase as property tax rates increase or as our properties are assessed or reassessed by taxing authorities. In California, under current law, reassessment occurs primarily as a result of a “change in ownership”. A potential reassessment may take a considerable amount of time, during which the property taxing authorities make a determination of the occurrence of a “change of ownership”, as well as the actual reassessed value. In addition, from time to time, there have been proposals to base property taxes on commercial properties on their current market value, without any limit based on purchase price. If any similar proposal were adopted, the property taxes we pay could increase substantially. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% increases over the previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for our properties in California.

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

At December 31, 2019, our executive officers owned 4% of our outstanding common stock, but they would own 14% if they converted all of their OP Units into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

The compensation committee of our board of directors is responsible for overseeing our compensation and incentive compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. Compensation awards may not be tied to or correspond with improved financial results or the market price of our common stock. See Note 13 to our consolidated financial statements in Item 15 of this Report for more information regarding our stock-based compensation.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are:

(i)	permanently reducing the generally applicable corporate tax rate,

(ii)	generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026,
(iii) eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility, compensation deductions in excess of $1.0 million per year for certain executives of publicly held corporations and, for individuals, the deduction for non-business state and local taxes),
(iv) for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers, and

(v)
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

If we were to fail to qualify as a REIT in any taxable year, and certain relief provisions did not apply, we would be subject to federal income tax on our taxable income at the regular corporate rate, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders. Unless entitled to relief under certain Code provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we would not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Code in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

As a result of the above factors, our failure to qualify as a REIT could impair our ability to raise capital and expand our business, substantially reduce distributions to stockholders, result in us incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes, and adversely affect the market price of our common stock. Our Fund, and two of our consolidated JVs, also own properties through one or more entities which are intended to qualify as REITs, and we may in the future use other structures that include REITs. The failure of any such entities to qualify as a REIT could have similar consequences to the REIT subsidiary and could also cause us to fail to qualify as a REIT.

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

A non-U.S. investor disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a non-U.S. investor’s sale of our common stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. investor held 10% or less of our outstanding common stock at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded”, a gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 10% of our common stock at any time during the year preceding the distribution and our common stock is treated as being “regularly traded”.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2019

Region	Number of Properties	Our Rentable Square Feet	Region Rentable Square Feet(1)	Our Average Market Share(2)

Los Angeles
Westside(3)	52	9,992,932	37,358,326	37.6%
Valley	16	6,790,777	21,257,083	43.4
Honolulu(3)	4	1,562,235	4,872,939	32.1
Total / Average	72	18,345,944	63,488,348	39.3%
________________________________________________

(1)	The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2019 fourth quarter CBRE Marketview report for our submarkets in that region.

(2)
Our market share is calculated by dividing Rentable Square Feet by the applicable Rentable Square Feet, weighted in the case of averages based on the square feet of exposure in our total portfolio to each submarket as follows:

Region	Submarket	Number of Properties	Our Rentable Square Feet	Our Market Share(2)

Westside	Brentwood	15	2,085,745	62.5%
	Westwood	7	2,185,592	51.3
	Olympic Corridor	5	1,142,885	33.1
	Beverly Hills(3)	11	2,196,067	28.6
	Santa Monica	11	1,425,374	15.4
	Century City	3	957,269	9.4
Valley	Sherman Oaks/Encino	12	3,488,995	53.4
	Warner Center/Woodland Hills	3	2,845,577	37.1
	Burbank	1	456,205	6.5
Honolulu	Honolulu(3)	4	1,562,235	32.1
	Total / Weighted Average	72	18,345,944	39.3%
________________________________________________

(3)
In calculating market share, we adjusted the rentable square footage by (i) removing approximately 202,000 rentable square feet of vacant space at an office building in Honolulu, which we are converting to residential apartments, from both our rentable square footage and that of the submarket and (ii) removing a 218,000 square foot property located just outside the Beverly Hills city limits from both the numerator and the denominator.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2019

Region(1)	Percent Leased	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)	Monthly Rent Per Leased Square Foot(2)

Los Angeles
Westside	93.7%	$470,576,030	$52.58	$4.38
Valley	92.6	214,855,878	35.55	2.96
Honolulu	94.3	48,661,931	34.96	2.91
Total / Weighted Average	93.3%	$734,093,839	$44.80	$3.73
_____________________________________________

(1)	Regional data reflects the following underlying submarket data:

Region	Submarket	Percent Leased	Monthly Rent Per Leased Square Foot(2)

Westside	Beverly Hills	96.4%	$4.38
	Brentwood	91.0	3.83
	Century City	93.7	4.24
	Olympic Corridor	93.6	3.37
	Santa Monica	95.2	6.23
	Westwood	92.5	4.25
Valley	Burbank	100.0	4.28
	Sherman Oaks/Encino	94.3	3.13
	Warner Center/Woodland Hills	89.4	2.49
Honolulu	Honolulu	94.3	2.91
	Weighted Average	93.3%	$3.73
____________________________________

(2)	Does not include signed leases not yet commenced, which are included in percent leased but excluded from annualized rent.

Office Lease Diversification as of December 31, 2019

Portfolio Tenant Size
	Median	Average

Square feet	2,700	5,600

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,406	47.9%	1,961,349	12.0%	$86,387,301	11.8%
2,501-10,000	1,150	39.2	5,647,365	34.5	248,326,228	33.8
10,001-20,000	243	8.3	3,357,323	20.5	144,200,267	19.7
20,001-40,000	99	3.4	2,722,556	16.6	121,979,833	16.6
40,001-100,000	32	1.1	1,789,354	10.9	89,728,037	12.2
Greater than 100,000	4	0.1	908,539	5.5	43,472,173	5.9
Total for all leases	2,934	100.0%	16,386,486	100.0%	$734,093,839	100.0%

Largest Office Tenants as of December 31, 2019

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner(2)	3	3	2020-2024	468,775	2.5%	$23,892,512	3.2%
UCLA(3)	26	10	2020-2027	335,996	1.8	16,964,929	2.3
William Morris Endeavor(4)	2	1	2022-2027	213,539	1.2	12,415,744	1.7
Morgan Stanley(5)	5	5	2022-2027	145,488	0.8	9,340,152	1.3
Equinox Fitness(6)	5	5	2024-2033	181,177	1.0	8,744,891	1.2
Total	41	24		1,344,975	7.3%	$71,358,228	9.7%
______________________________________________________

(1)	Expiration dates are per lease (expiration dates do not reflect storage and similar leases).

(2)	Square footage expires as follows: 2,000 square feet in 2020, 10,000 square feet in 2023, and 456,000 square feet in 2024.

(3)
Square footage expires as follows: 36,000 square feet in 2020, 72,000 square feet in 2021, 55,000 square feet in 2022, 46,000 square feet in 2023, 10,000 square feet in 2024, 49,000 square feet in 2025, and 67,000 square feet in 2027. Tenant has options to terminate 31,000 square feet in 2020, 16,000 square feet in 2023, and 51,000 square feet in 2025.

(4)	Square footage expires as follows: 1,000 square feet in 2022 and 213,000 square feet in 2027. Tenant has an option to terminate 2,000 square feet in 2020 and 212,000 square feet in 2022.

(5)
Square footage expires as follows: 16,000 square feet in 2022, 30,000 square feet in 2023, 26,000 square feet in 2025, and 74,000 square feet in 2027. Tenant has options to terminate 30,000 square feet in 2021, 26,000 square feet in 2022, and 32,000 square feet in 2024.

(6)	Square footage expires as follows: 34,000 square feet in 2024, 31,000 square feet in 2027, 44,000 square feet in 2028, 42,000 square feet in 2030, and 30,000 square feet in 2033.

Office Industry Diversification as of December 31, 2019

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	578	18.0%
Financial Services	392	15.0
Entertainment	235	13.7
Real Estate	297	11.5
Accounting & Consulting	346	10.0
Health Services	371	7.4
Retail	183	5.8
Technology	123	4.9
Insurance	102	3.9
Educational Services	58	3.6
Public Administration	91	2.4
Advertising	58	1.4
Manufacturing & Distribution	55	1.2
Other	45	1.2
Total	2,934	100.0%

Office Lease Expirations as of December 31, 2019 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2019	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	90	388,857	2.1%	$15,542,730	2.1%	$39.97	$40.07
2020	603	2,280,149	12.4	94,274,941	12.8	41.35	41.93
2021	608	2,671,166	14.5	114,622,103	15.6	42.91	44.77
2022	520	2,368,191	12.9	101,568,616	13.8	42.89	46.67
2023	379	2,350,706	12.8	109,054,580	14.9	46.39	51.74
2024	291	2,213,656	12.1	102,218,624	13.9	46.18	53.30
2025	193	1,389,093	7.6	63,364,148	8.6	45.62	55.62
2026	88	770,888	4.2	37,218,326	5.1	48.28	60.98
2027	75	1,074,520	5.9	51,969,743	7.1	48.37	61.86
2028	39	363,667	2.0	20,345,515	2.8	55.95	72.38
2029	26	164,083	0.9	7,169,890	1.0	43.70	57.83
Thereafter	22	351,510	1.9	16,744,623	2.3	47.64	74.12
Subtotal/weighted average	2,934	16,386,486	89.3	734,093,839	100.0	44.80	50.87
Signed leases not commenced		360,085	1.9
Available		1,223,319	6.7
Building management use		121,450	0.7
BOMA adjustment (3)		254,604	1.4
Total/Weighted Average	2,934	18,345,944	100.0%	$734,093,839	100.0%	$44.80	$50.87
_____________________________________________________

(1)	Represents annualized rent at December 31, 2019 divided by leased square feet.

(2)	Represents annualized rent at expiration divided by leased square feet.

(3)	Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2019	2018	2017
Renewals
Number of leases	450	467	482
Square feet	2,068,345	2,420,185	2,213,716
Tenant improvement costs per square foot (1)	$12.47	$9.22	$11.47
Leasing commission costs per square foot (1)	7.61	10.15	7.77
Total costs per square foot (1)	$20.08	$19.37	$19.24

New leases
Number of leases	354	332	337
Square feet	1,362,489	1,195,118	1,189,808
Tenant improvement costs per square foot (1)	$26.41	$24.63	$28.22
Leasing commission costs per square foot (1)	10.73	9.30	12.26
Total costs per square foot (1)	$37.14	$33.93	$40.48

Total
Number of leases	804	799	819
Square feet	3,430,834	3,615,303	3,403,524
Tenant improvement costs per square foot (1)	$17.93	$14.31	$17.32
Leasing commission costs per square foot (1)	8.84	9.87	9.34
Total costs per square foot (1)	$26.77	$24.18	$26.66
______________________________________________________

(1)
Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Historical Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2019	2018	2017

Recurring capital expenditures(1)	$4,043,540	$3,684,483	$3,537,175
Total square feet(1)	14,785,961	13,784,509	13,700,370
Recurring capital expenditures per square foot(1)	$0.27	$0.27	$0.26
____________________________________________________

(1)	For 2019, we excluded eleven properties with an aggregate 3.2 million square feet. For 2018 and 2017, we excluded ten properties with an aggregate 2.8 million square feet.

Multifamily Portfolio as of December 31, 2019

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	2	820	20%
West Los Angeles	6	1,300	31
Honolulu(1)	3	2,041	49
Total	11	4,161	100%

Submarket	Percent Leased	Annualized Rent(2)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	99.1%	$29,961,408	$3,075
West Los Angeles	98.1	48,843,348	3,197
Honolulu(1)	97.8	44,281,644	1,852
Total / Weighted Average	98.1%	$123,086,400	$2,516
_______________________________________________________

(1)	Includes newly developed units just made available for rent.

(2)	The multifamily portfolio also includes 10,495 square feet of ancillary retail space generating annualized rent of $408,077, which is not included in multifamily annualized rent.

Historical Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2019	2018	2017

Recurring capital expenditures(1)(2)	$3,191,162	$2,564,003	$1,693,466
Total units(1)(2)	3,324	3,324	3,380
Recurring capital expenditures per unit(1)	$960	$772	$507
____________________________________________________

(1)
Recurring capital expenditures are costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2019, when a tenant vacated one of these units, we incurred on average $55 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.

(2)	For 2019, we excluded two properties, one that we acquired in 2019 and another with newly developed units, with an aggregate 837 apartments.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends

Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2019, the closing price of our common stock was $43.90. The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019

Dividend declared	$0.26	$0.26	$0.26	$0.28

2018

Dividend declared	$0.25	$0.25	$0.25	$0.26

Holders of Record

We had 13 holders of record of our common stock on February 7, 2020. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Sales of Unregistered Securities

On November 21, 2019, we issued 332 thousand OP Units valued at $14.4 million to existing investors in one of our previously unconsolidated Funds in connection with the purchase of equity in that Fund. Each OP Unit can be exchanged into one share of our common stock (or its cash equivalent at our option). This issuance did not involve underwriters or any public offering. We believe that the issuance of OP Units is exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. There was no advertising, general promotion or other marketing undertaken in connection with the issuance. The investors represented and warranted that (i) they acquired the OP Units for investment purposes only and not for the purpose of further distribution, (ii) they had sufficient knowledge and experience in financial and business matters and the ability to bear the economic risk of its investment, and (iii) that the OP Units were taken for investment purposes and not with a view to resale in violation of applicable securities laws.

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

The graph below compares the cumulative total return on our common stock from December 31, 2014 to December 31, 2019 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2014, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19

DEI	100.00	113.05	136.10	156.57	133.80	176.56
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NAREIT Equity(1)	100.00	103.20	111.99	117.84	112.39	141.61
Peer group(2)	100.00	97.97	103.38	103.81	88.76	110.00

_____________________________________________

(1)	FTSE NAREIT Equity REITs index.

(2)	Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

The table below presents selected consolidated financial and operating data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements included in Items 7 and 15 in this Report, respectively.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data (In thousands):
Total office revenues	$816,755	$777,931	$715,546	$645,633	$540,975
Total multifamily revenues	$119,927	$103,385	$96,506	$96,918	$94,799
Total revenues	$936,682	$881,316	$812,052	$742,551	$635,774
Operating income	$242,708	$251,944	$241,023	$220,817	$189,527
Net income attributable to common stockholders	$363,713	$116,086	$94,443	$85,397	$58,384
Per Share Data:
Net income attributable to common stockholders per share - basic	$2.09	$0.68	$0.58	$0.57	$0.40
Net income attributable to common stockholders per share - diluted	$2.09	$0.68	$0.58	$0.55	$0.39
Weighted average common shares outstanding (in thousands):
Basic	173,358	169,893	160,905	149,299	146,089
Diluted	173,358	169,902	161,230	153,190	150,604
Dividends declared per common share	$1.06	$1.01	$0.94	$0.89	$0.85

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (In thousands):
Total assets	$9,349,301	$8,261,709	$8,292,641	$7,613,705	$6,066,161
Secured notes payable and revolving credit facility, net	$4,619,058	$4,134,030	$4,117,390	$4,369,537	$3,611,276
Property Data:
Number of consolidated properties(1)	81	73	73	69	64
_________________________________________________________

(1)	Excludes properties owned by our unconsolidated Fund(s).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this Report.  Our results of operations for the years ended December 31, 2019 and 2018 were affected by a property acquisition, consolidation of a JV, development activity, repositionings and loan refinancings - see Acquisitions, Financings, Developments and Repositionings further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2019, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	70	72
Rentable Square Feet (in thousands)	17,960	18,346
Leased rate	93.3%	93.3%
Occupied rate	91.5%	91.4%

Multifamily
Properties	11	11
Units	4,161	4,161
Leased rate	98.1%	98.1%
Occupied rate	95.2%	95.2%

__________________________________________________

(1)
Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we own 100% of these properties, except for seventeen office properties totaling 4.3 million square feet and one residential property with 350 apartments, which we own through four consolidated JVs. Our Consolidated Portfolio also includes two land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.

(2)
Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information about our unconsolidated Fund.

Revenues by Segment and Location

During the year ended December 31, 2019, revenues from our Consolidated Portfolio was derived as follows:

______

Acquisitions, Financings, Developments and Repositionings

Acquisitions

On June 7, 2019, we acquired The Glendon, a residential community in Westwood with 350 apartments and approximately 50,000 square feet of retail, for $365.1 million. On June 28, 2019, we completed the contribution of the property to a consolidated JV that we manage and in which we own a twenty percent capital interest. The acquisition and related working capital was funded with a $160.0 million interest-only loan, a $44.0 million capital contribution by us and a $176.0 million capital contribution by other investors. See second quarter financing transactions below for more information regarding the funding for this acquisition. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding this acquisition.

On November 21, 2019, we acquired an additional 16.3% of the equity in one of our previously unconsolidated Funds, Fund X, in exchange for $76.9 million in cash and 332 thousand OP Units valued at $14.4 million, which increased our ownership in the Fund to 89.0%. In connection with this transaction, we restructured the Fund with the one remaining institutional investor. The new JV is a VIE, and as a result of the amended operating agreement, we became the primary beneficiary of the VIE and commenced consolidating the JV on November 21, 2019. The JV owns six Class A office properties totaling 1.5 million square feet in the prime Los Angeles submarkets of Beverly Hills, Santa Monica, Sherman Oaks/Encino and Warner Center. The JV also owns an interest of 9.4% in our remaining unconsolidated Fund, Partnership X, which owns two additional Class A office properties totaling 386,000 square feet in Beverly Hills and Brentwood. The results of the consolidated JV are included in our operating results from November 21, 2019.

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

◦
We entered into a forward interest rate swap to extend the fixed-rate period for a term loan with a principal balance of $102.4 million, scheduled to mature in April 2025, for three years. We also entered into forward interest rate swaps with an initial notional amount of $75.0 million, effective as of September 2019 and scheduled to mature in August 2025, fixing one-month LIBOR at 1.97%, to hedge the $415.0 million term-loan we closed in the third quarter - see third quarter financing transactions below.

◦
We issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.0 million. We used a portion of the funds to partially fund the acquisition of The Glendon property, and a portion of the funds to pay off a $220.0 million loan in the third quarter - see third quarter financing transactions below.

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

•	During the fourth quarter of 2019

◦
We closed a secured, non-recourse $400.0 million interest-only loan scheduled to mature in November 2026. The loan bears interest at LIBOR + 1.15%, which we have effectively fixed through interest rate swaps at 2.18% until July 2021, which increases to 2.31% until October 2024. Part of the proceeds were used to pay off a $360.0 million loan scheduled to mature in June 2023.

See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to an existing office building and a 712 unit residential property, both of which we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one-acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. We expect construction to take about three years.

•
At our Moanalua Hillside Apartments in Honolulu, we completed the construction of an additional 491 new apartments on 28 acres which now join our existing 680 apartments. We also invested additional capital to upgrade the existing buildings, improve the parking and landscaping, build a new leasing and management office, and construct a new fitness center and two pools.

•
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100.0 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion. Assuming timely city approvals, we expect the first units to be delivered in 2020. This project will help address the severe shortage of rental housing in Honolulu, and revitalize the central business district.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. In addition, we may reposition properties already in our portfolio. The work we undertake to reposition a building typically takes months or even years and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. During the repositioning, the affected property may display depressed rental revenue and occupancy levels that impact our results and, therefore, comparisons of our performance from period to period.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Year Ended December 31,
	2019	2018	2017	2016	2015

Average straight-line rental rate(1)(2)	$49.65	$48.77	$44.48	$43.21	$42.65
Annualized lease transaction costs(3)	$6.02	$5.80	$5.68	$5.74	$4.77

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Year Ended December 31, 2019

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$42.91	$47.25	10.1%
Straight-line Rent	$38.92	$49.65	27.6%

___________________________________________________

(1)
Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the year compared to the prior leases for the same space. Excludes Short Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space being taken out of service, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant that are not reflected in the prior lease document.

(2)	Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2019	2018	2017	2016	2015

Average annual rental rate - new tenants(1)	$28,350	$27,542	$28,501	$28,435	$27,936

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

Multifamily Rent Roll

The rent on leases subject to rent change during the year ended December 31, 2019 (new tenants and existing tenants undergoing annual rent review) was 0.9% higher than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2019	2018	2017	2016	2015

Office portfolio	91.4%	90.3%	89.8%	90.4%	91.2%
Multifamily portfolio(2)	95.2%	97.0%	96.4%	97.9%	98.0%

	Year Ended December 31,
Average Occupancy Rates(1)(3):	2019	2018	2017	2016	2015

Office portfolio	90.7%	89.4%	89.5%	90.6%	90.9%
Multifamily portfolio(2)	96.5%	96.6%	97.2%	97.6%	98.2%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

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

Office Lease Expirations

As of December 31, 2019, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2016, 2017, and 2018 with the same remaining duration as the leases for the labeled year had at December 31, 2019. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2019 to 2018

	Year Ended December 31,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$694,315	$661,147	$33,168	5.0%
The increase was due to (i) an increase of $25.4 million of rental revenue and tenant recoveries from properties that we owned throughout both periods, due to higher rental and occupancy rates, (ii) $6.6 million of rental revenue and tenant recoveries from a JV we consolidated in November 2019, and (iii) $2.5 million of rental revenue and tenant recoveries from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $1.3 million of rental revenue and tenant recoveries at an office building we are converting to a residential building in Hawaii.

Office parking and other income	$122,440	$116,784	$5,656	4.8%
The increase was due to (i) an increase in parking and other income of $3.9 million from properties we owned throughout both periods, due to higher occupancy and rates, (ii) $1.2 million of parking and other income from a JV we consolidated in November 2019, and (iii) $0.8 million of parking and other income from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $0.3 million in parking and other income at an office building we are converting to a residential building in Hawaii.

Multifamily revenue	$119,927	$103,385	$16,542	16.0%
The increase was due to (i) revenues of $9.7 million from the residential community we acquired in June 2019, (ii) an increase in revenues of $4.8 million from the new apartments at our Moanalua Hillside Apartments development, and (iii) an increase in revenues of $2.0 million at our other residential properties, which was primarily due to an increase in rental revenues due to higher rental rates.

Operating expenses

Office rental expenses	$264,482	$252,751	$(11,731)	(4.6)%
The increase was due to (i) an increase of $9.0 million of rental expenses from properties that we owned throughout both periods, (ii) $2.4 million of rental expenses from a JV we consolidated in November 2019, and (iii) $0.8 million of rental expenses from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $0.5 million in rental expenses at an office building we are converting to a residential building in Hawaii. The increase in rental expenses from properties that we owned throughout both periods was due to an increase in utility expenses, property taxes, personnel expenses, repairs and maintenance expenses, scheduled services expenses and insurance expense.

	Year Ended December 31,		Favorable
	2019	2018	(Unfavorable)%		Commentary

	(In thousands)

Multifamily rental expenses	$33,681	$28,116	$(5,565)	(19.8)%
The increase was due to (i) $3.2 million of rental expenses from the residential community we acquired in June 2019, (ii) an increase in rental expenses of $1.3 million at our residential properties that we owned throughout both periods, and (iii) an increase in rental expenses of $1.1 million from the new apartments at our Moanalua Hillside Apartments development. The increase in rental expenses from properties that we owned throughout both periods was due to an increase in property taxes, scheduled services expenses, personnel expenses and repairs and maintenance expenses.

General and administrative expenses	$38,068	$38,641	$573	1.5%	The decrease was primarily due to a decrease in personnel expenses.
Depreciation and amortization	$357,743	$309,864	$(47,879)	(15.5)%
The increase was due to (i) an increase in depreciation and amortization of $28.0 million from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, (ii) $6.0 million of depreciation and amortization from the residential community that we acquired in June 2019, (iii) $3.0 million from a JV we consolidated in November 2019, (iv) an increase in depreciation and amortization of $2.3 million from the new apartments at our Moanalua Hillside Apartments development, and (v) an increase of $8.7 million at our other properties, which reflects activity at our repositioning properties and an increase in investment in real estate balances.

Non-Operating Income and Expenses

Other income	$11,653	$11,414	$239	2.1%	The increase was primarily due to an increase in interest income and an increase in revenue from the health club that we own and operate.
Other expenses	$(7,216)	$(7,744)	$528	6.8%	The decrease was primarily due to a decrease in expenses related to our property management and other services we provide to our Funds and a decrease in acquisition expenses.
Income from unconsolidated Funds	$6,923	$6,400	$523	8.2%	The increase was primarily due to an increase in net income from our unconsolidated Funds, which was primarily due to an increase in revenues due to an increase in occupancy and rental rates.
Interest expense	$(143,308)	$(133,402)	$(9,906)	(7.4)%	The increase was primarily due to loan costs incurred in connection with our debt refinancing activities during the current year.
Gain from consolidation of JV	$307,938	$—	$307,938	100.0%	The gain is due to the consolidation of a JV in November 2019 that was previously accounted for as an unconsolidated Fund using the equity method.

Comparison of 2018 to 2017

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019 for a discussion of our results of operations for the year ended December 31, 2018.

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

Comparison of 2019 to 2018

Our FFO increased by $25.1 million, or 6.3%, to $424.8 million for 2019 compared to $399.7 million for 2018, which was primarily due to (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates, and operating income from retail space at The Glendon residential community we acquired in June 2019, and (ii) an increase in operating income from our residential portfolio due to operating income from apartments at The Glendon residential community and leasing of new units at our Moanalua Hillside Apartments development, which was partially offset by (iii) loan costs incurred in connection with the new loans we closed.

Comparison of 2018 to 2017

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019 for a discussion of our FFO for the year ended December 31, 2018.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
(In thousands)	2019	2018

Net income attributable to common stockholders	$363,713	$116,086
Depreciation and amortization of real estate assets	357,743	309,864
Net income attributable to noncontrolling interests	54,985	12,526
Adjustments attributable to unconsolidated Funds (1)	15,815	16,702
Adjustments attributable to consolidated JVs (2)	(59,505)	(55,448)
Gain from consolidation of JV	(307,938)	—
FFO	$424,813	$399,730

___________________________________________________

(1)	Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Comparison of 2019 to 2018:

Our 2019 same properties included 60 office properties, aggregating 15.5 million Rentable Square Feet, and 9 multifamily properties with an aggregate 2,640 units. The amounts presented include 100% (not our pro-rata share).

	Year Ended December 31,		Favorable
	2019	2018	(Unfavorable)%		Commentary
	(In thousands)

Office revenues	$760,616	$726,096	$34,520	4.8%
The increase was primarily due to (i) an increase in rental revenues due to an increase in rental and occupancy rates, (ii) an increase in tenant recoveries due to an increase in recoverable operating costs and (iii) an increase in parking and other income.

Office expenses	(241,130)	(232,377)	(8,753)	(3.8)%	The increase was primarily due to an increase in property taxes, insurance, utility expenses, personnel expenses and repairs and maintenance expenses.
Office NOI	519,486	493,719	25,767	5.2%

Multifamily revenues	85,716	84,601	1,115	1.3%	The increase was primarily due to (i) an increase in rental revenues due to an increase in rental rates and (ii) parking and other income.
Multifamily expenses	(21,997)	(21,522)	(475)	(2.2)%	The increase was primarily due to an increase in personnel expenses, repairs and maintenance expenses and utility expenses.
Multifamily NOI	63,719	63,079	640	1.0%

Total NOI	$583,205	$556,798	$26,407	4.7%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Year Ended December 31,
(In thousands)	2019	2018

Same Property NOI	$583,205	$556,798
Non-comparable office revenues	56,139	51,835
Non-comparable office expenses	(23,352)	(20,374)
Non-comparable multifamily revenues	34,211	18,784
Non-comparable multifamily expenses	(11,684)	(6,594)
NOI	638,519	600,449
General and administrative expenses	(38,068)	(38,641)
Depreciation and amortization	(357,743)	(309,864)
Operating income	242,708	251,944
Other income	11,653	11,414
Other expenses	(7,216)	(7,744)
Income from unconsolidated Funds	6,923	6,400
Interest expense	(143,308)	(133,402)
Gain from consolidation of JV	307,938	—
Net income	418,698	128,612
Less: Net income attributable to noncontrolling interests	(54,985)	(12,526)
Net income attributable to common stockholders	$363,713	$116,086

Comparison of 2018 to 2017

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019 for a discussion of our same property NOI for the year ended December 31, 2018.

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

To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual obligations as of December 31, 2019

	Payment due by period
(In thousands)	Total	Less than 1 year	2-3 years	4-5 years	Thereafter

Term loan principal payments(1)	$4,653,264	$752	$301,610	$1,716,764	$2,634,138
Term loan interest payments(2)	828,601	140,779	281,923	205,247	200,652
Ground lease payments(3)	49,110	733	1,466	1,466	45,445
Development commitments(4)	233,374	122,623	110,750	—	—
Capital expenditures and tenant improvements commitments(5)	24,600	24,600	—	—	—
Total	$5,788,949	$289,487	$695,749	$1,923,477	$2,880,235

____________________________________________________

(1)
Reflects the future principal payments due on our consolidated secured notes payable and revolving credit facility, excluding any maturity extension options. See Note 8 to our consolidated financial statements in Item 15 of this Report.

(2)
Reflects the future interest payments due on our consolidated secured notes payable and revolving credit facility, excluding any maturity extension options. The interest payments include the effect of interest rate swaps when relevant, and are based on the USD one-month LIBOR rate as of December 31, 2019 when floating. Future interest payments on our revolving credit facility are based on the balance as of December 31, 2019. See Note 8 to our consolidated financial statements in Item 15 of this Report.

(3)	Reflects the future minimum ground lease payments. See Note 4 to our consolidated financial statements in Item 15 of this Report.

(4)	See "Acquisitions, Financings, Developments and Repositionings" for a discussion of our developments.

(5)
Reflects the aggregate remaining contractual commitment for capital expenditure projects and repositionings, as well as tenant improvements. See "Acquisitions, Financings, Developments and Repositionings" for a discussion of our repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our unconsolidated Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under that agreement. As of December 31, 2019, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Fund and our Fund's debt, see Notes 6 and 17, respectively, to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2019 to 2018

	2019	2018	Increase (Decrease)%
	(In thousands)

Net cash provided by operating activities(1)	$469,586	$432,982	$36,604	8.5%
Net cash used in investing activities(2)	$(649,668)	$(249,551)	$400,117	160.3%
Cash provided by (used in) financing activities(3)	$187,538	$(213,849)	$401,387	187.7%

___________________________________________________

(1)
Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase was primarily due to: (i) an increase in operating income from our office portfolio due to an increase in occupancy and rental rates, and operating income from retail space at The Glendon residential community we acquired in June 2019, and (ii) an increase in operating income from our residential portfolio due to operating income from apartments at The Glendon residential community and leasing of new units at our Moanalua Hillside Apartments development.

(2)
Our cash flows used in investing activities are generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase is primarily due to $365.9 million paid for The Glendon residential community in 2019 and an increase of $81.4 million paid for additional interests in unconsolidated Funds in 2019, partially offset by $39.2 million of cash assumed from the consolidation of a JV.

(3)
Our cash flows provided by financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase is primarily due to (i) $201.0 million of net proceeds from the issuance of common stock, (ii) $163.6 million of contributions from noncontrolling interests in consolidated JVs, and (iii) an increase of $77.6 million in net borrowings, partially offset by (a) an increase in loan cost payments of $18.4 million, (b) an increase in distributions to noncontrolling interests of $12.4 million, and (c) an increase in dividends paid to common stockholders of $9.8 million.

Comparison of 2018 to 2017

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019 for a discussion of our cash flows for the year ended December 31, 2018.

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

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

We account for property acquisitions as asset acquisitions. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases, and if applicable (v) assumed debt, based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant leases are recorded as an asset or liability based upon the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the leases. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates.

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

Cost capitalization

We capitalize development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related to the development of real estate. Indirect development costs, including salaries and benefits, office rent, and associated costs for those individuals directly responsible for and who spend their time on development activities are also capitalized and allocated to the projects to which they relate. Development costs are capitalized while substantial activities are ongoing to prepare an asset for its intended use. We consider a development project to be substantially complete when the residential units or office space is available for occupancy but no later than one year after cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. We capitalized development costs of $75.3 million, $78.7 million and $66.0 million during 2019, 2018 or 2017, respectively.

Impairment of Long-Lived Assets

We assess our investment in real estate and our investment in our Funds for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental rates and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets during 2019, 2018 or 2017. In downtown Honolulu, 1132 Bishop Street, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. Due to the significant change in planned use of the property, we performed an impairment assessment by comparing the property's expected undiscounted cash flows to the property's carrying value plus the expected development costs and concluded that there was no impairment as of December 31, 2019. We determined the undiscounted cash flows using our estimates of the expected future cash flows which included, but were not limited to, our estimates of property's net operating income, and capitalization rates.

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

These estimates require judgment and involve complex calculations. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.6 million, $2.4 million and $2.1 million during 2019, 2018 and 2017, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions. Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation could be material to our net income. Stock-based compensation expense was $18.4 million, $22.3 million and $18.5 million for 2019, 2018 and 2017, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $0.9 million, $1.1 million and $0.9 million during 2019, 2018 and 2017, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives. As of December 31, 2019, we have no outstanding floating rate debt that is unhedged.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

Our floating rate borrowings and derivative instruments are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks - which include interest on loans and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and potentially magnified.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2019, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-3, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2019:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	1,723	(2)	$—	(3)	105
___________________________________________________________

(1)
For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2019.

(2)	Consists of 0.8 million vested and 0.9 million unvested LTIP Units.

(3)	We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	52
Signatures	54
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 6
Consolidated Balance Sheets	F- 7
Consolidated Statements of Operations	F- 8
Consolidated Statements of Comprehensive Income	F- 9
Consolidated Statements of Equity	F- 10
Consolidated Statements of Cash Flows	F- 12
Notes to Consolidated Financial Statements	F- 13
Overview	F- 13
Summary of Significant Accounting Policies	F- 14
Investment in Real Estate	F- 22
Ground Lease	F- 24
Acquired Lease Intangibles	F- 25
Investment in Unconsolidated Funds	F- 26
Other Assets	F- 27
Secured Notes Payable & Revolving Credit Facility, Net	F- 28
Interest Payable, Accounts Payable and Deferred Revenue	F- 30
Derivative Contracts	F- 31
Equity	F- 33
EPS	F- 35
Stock-Based Compensation	F- 36
Fair Value of Financial Instruments	F- 38
Segment Reporting	F- 40
Future Minimum Lease Receipts	F- 41
Commitments, Contingencies and Guarantees	F- 41
Quarterly Financial Information (unaudited)	F- 43
Subsequent Events	F- 43
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 44

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

1.1	Equity Distribution Agreement, dated August 4, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.	(1)
1.2	Supplement No. 1 to Equity Distribution Agreement, dated November 20, 2017, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner, & Smith Incorporated and J.P. Morgan Securities LLC.	(2)
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.2	Bylaws of Douglas Emmett, Inc.	(4)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(5)
3.4	Bylaws Amendment	(6)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(7)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(7)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(8)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(9)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(10)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(11)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan 2016 LTIP Unit Award Agreement. +	(11)
10.7	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(12)
10.8	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(12)
10.9	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(12)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Form 8-K on August 7, 2017 and incorporated herein by this reference. (File number 001-33106)

Douglas Emmett, Inc.
Exhibits (continued)

(2)	Filed with Form 8-K on November 22, 2017 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(4)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(5)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(6)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)
(7)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(10)	Filed with Form 8-K on June 3, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(12)	Filed with Form 8-K on December 21, 2018 and incorporated herein by this reference. (File number 001-33106)
(13)
In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 14, 2020		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 14, 2020.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, CEO and Director (Principal Executive Officer)

/s/ PETER D. SEYMOUR
Peter D. Seymour	CFO (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	COO and Director

/s/ CHRISTOPHER H. ANDERSON
Christopher H. Anderson	Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

/s/ JOHNESE SPISSO
Johnese Spisso	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 14, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Douglas Emmett, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Consolidation of Douglas Emmett Fund X, LLC
Description of the Matter
As explained in Note 3 to the consolidated financial statements, the Company and the remaining non-controlling interest holder purchased additional interests in Douglas Emmett Fund X, LLC ("Fund X"). Upon completing the transaction including amending the operating agreement, Fund X was determined to be a variable interest entity (“VIE”) and the Company was determined to be its primary beneficiary. Accordingly, the Company began consolidating the VIE and recorded a $307.9 million gain on revaluing Fund X's assets and liabilities upon consolidation.

Auditing management’s application of the variable interest entity consolidation model to this transaction, and the resulting gain upon consolidation, was complex and required significant judgment. In particular, significant judgment was required in determining the fair value of each of Fund X’s six properties which utilized a combination of market and income valuation approaches. The significant assumptions for the market approach included assumptions of transactions of comparable size and location. The significant assumptions for the income approach related to the assumptions underlying the cash flow projections and included market rental rates, market growth rates and market discount rates. Changes in these assumptions may have materially affected the Company’s determination of the fair value of Fund X’s net assets which, in turn, would have impacted the gain on consolidation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s accounting for the consolidation of Fund X, including controls over management’s review of the significant assumptions mentioned above that were used to estimate fair value. This included management’s consideration of corroborative and contrary evidence from current industry and economic trends, prevailing market conditions, internally available information and other relevant factors.

To evaluate the Company’s consolidation analysis of the transaction, we performed audit procedures that included, among others, reviewing the amended and restated Fund X operating agreement and testing the fair value of Fund X’s assets and liabilities. Our audit procedures in testing the fair value of Fund X’s assets and liabilities included, among others, (i) evaluating the methods and significant assumptions used in the valuation of Fund X’s assets, (ii) assessing the reasonableness of the resulting fair values utilizing comparable market transactions, (iii) testing the completeness and accuracy of the valuation model and underlying data supporting the significant assumptions and estimates, and (iv) comparing the fair value of Fund X’s resulting net assets to the price paid by the Company and the unrelated non-managing member to acquire the other Fund X non-managing member interests. We also involved a valuation specialist to assist in the assessment of the methodology utilized by the Company, and to test the significant assumptions mentioned above in the cash flow projections.

Purchase price accounting
Description of the Matter
During the year ended December 31, 2019, the Company acquired The Glendon, a residential property in Westwood consisting of apartments and retail space, for $365.9 million and consolidated a previously owned equity method accounted for investment in Douglas Emmett Fund X, LLC (“Fund X”) on a relative fair value basis. As explained in Note 3 to the consolidated financial statements, the Glendon transaction was accounted for as an asset acquisition, and as such, is recorded at the price to acquire the real estate property, including acquisition costs. In addition, as discussed in Note 3 to the consolidated financial statements, the Company consolidated Fund X’s six office properties and related identifiable assets and liabilities on a relative fair value basis.
For both of these transactions, the purchase price/consideration are allocated to land, building and intangible lease assets and liabilities based upon the relative fair value of the acquired assets and liabilities. The fair value of the acquired assets and liabilities were determined by the Company utilizing the sales comparison approach as it relates to land and the income approach which utilized discounted cash flows as it relates the other acquired assets and liabilities. Both approaches used market information available to the Company as inputs.
Auditing the Company’s accounting for its Glendon acquisition and Fund X consolidation was complex due to the significant estimation required by management in determining the fair value assigned to the acquired land, building and intangible lease assets and liabilities. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the assets and liabilities as well as the sensitivity of the respective fair values to the significant underlying assumptions. The Company utilized the sales comparison approach to measure the fair value of the acquired land and the discounted cash flow method to measure the fair value of the remaining acquired assets and liabilities. The more significant assumptions utilized included comparable land sales, revenue growth rates, discount rates, market rental rates and capitalization rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s accounting for the Glendon property acquisition and Fund X consolidation, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections and the accuracy of the underlying data used. For example, we tested controls over the determination of the fair value of the land, building and intangible lease assets and liabilities, including the controls over the review of the valuation models and the underlying assumptions used to develop such estimates.
For the Company’s Glendon property acquisition and Fund X consolidation, we read the respective transaction agreements, and evaluated whether the Company had appropriately determined whether the transactions were accounted for as business combinations or asset acquisitions. For both transactions, we also evaluated the significant assumptions and methods used in developing the fair value estimates of the tangible assets and intangible lease assets and liabilities. To test the estimated fair value of the land, building and intangible lease assets and liabilities, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the sales comparison and income approaches and testing the significant assumptions used in the discounted cash flow model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we agreed the contractual rents used in the cash flow projections to in-place tenant leases and compared certain property operating expenses, such as real estate property taxes, to historical operating results adjusted for the transaction. We involved our valuation specialists to assist in evaluating the methodologies utilized by the Company as compared to standard valuation practices, performing procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates of the acquired land, building, and intangible lease assets and liabilities, and performing corroborative calculations to assess the reasonableness of the acquired building asset. For example, our valuation specialists (i) used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales, (ii) obtained market specific information (i.e. revenue growth rates, discount rates, market rental rates and capitalization rates) and compared it to the market information utilized by the Company, and (iii) for a sample of properties, performed comparative calculations using the cost approach to validate the amount allocated to the building asset.

Real Estate Investments - Impairment Assessment of 1132 Bishop Street
Description of the Matter
As explained in Note 2 to the consolidated financial statements, the Company finalized plans to convert 1132 Bishop Street, a commercial office property located in Honolulu, Hawaii into a residential property. Due to the change in planned use of the property, the Company assessed whether the property was potentially impaired by comparing 1132 Bishop Street’s expected cash flows on an undiscounted basis to the property’s net book value plus expected development costs.

Auditing the Company's accounting for potential impairment and its tests for recoverability involved a high degree of subjectivity as estimates underlying the determination of the undiscounted cash flows were based on assumptions about future market rental rates, operating expenses and capitalization rates. These assumptions are forward-looking and could be affected by future economic and market conditions, and are dependent, in part, on the completion of the planned redevelopment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine indicators of impairment and to conduct tests for recoverability if indicators of impairment are present. This included controls over management's review of the significant assumptions underlying the undiscounted cash flows.

Our testing of the Company's impairment assessment included, among other procedures, evaluating the significant assumptions and operating data used to estimate the property’s undiscounted cash flows. For example, we compared the significant assumptions, namely market rental rates, operating expenses and capitalization rates, used to estimate future cash flows to current market rental rates and capitalization rates for similar properties published in multiple third-party market studies. We also performed a sensitivity analysis on the Company’s inputs, namely expected net operating income, capitalization rates and expected construction costs to assess whether changes to certain assumptions would result in a materially different outcome. We also recalculated management's undiscounted cash flows.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1995.
Los Angeles, California
February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019 and related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 14, 2020

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Investment in real estate:
Land	$1,152,684	$1,065,099
Buildings and improvements	9,308,481	7,995,203
Tenant improvements and lease intangibles	905,753	840,653
Property under development	111,715	129,753
Investment in real estate, gross	11,478,633	10,030,708
Less: accumulated depreciation and amortization	(2,518,415)	(2,246,887)
Investment in real estate, net	8,960,218	7,783,821
Ground lease right-of-use asset	7,479	—
Cash and cash equivalents	153,683	146,227
Tenant receivables	5,302	4,371
Deferred rent receivables	134,968	124,834
Acquired lease intangible assets, net	6,407	3,251
Interest rate contract assets	22,381	73,414
Investment in unconsolidated Funds	42,442	111,032
Other assets	16,421	14,759
Total Assets	$9,349,301	$8,261,709

Liabilities
Secured notes payable and revolving credit facility, net	$4,619,058	$4,134,030
Ground lease liability	10,882	—
Interest payable, accounts payable and deferred revenue	131,410	130,154
Security deposits	60,923	50,733
Acquired lease intangible liabilities, net	52,367	52,569
Interest rate contract liabilities	54,616	1,530
Dividends payable	49,111	44,263
Total liabilities	4,978,367	4,413,279

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,369,746 and 170,214,809 outstanding at December 31, 2019 and December 31, 2018, respectively	1,754	1,702
Additional paid-in capital	3,486,356	3,282,316
Accumulated other comprehensive (loss) income	(17,462)	53,944
Accumulated deficit	(758,576)	(935,630)
Total Douglas Emmett, Inc. stockholders' equity	2,712,072	2,402,332
Noncontrolling interests	1,658,862	1,446,098
Total equity	4,370,934	3,848,430
Total Liabilities and Equity	$9,349,301	$8,261,709

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Office rental
Rental revenues and tenant recoveries	$694,315	$661,147	$606,852
Parking and other income	122,440	116,784	108,694
Total office revenues	816,755	777,931	715,546

Multifamily rental
Rental revenues	110,697	95,423	89,039
Parking and other income	9,230	7,962	7,467
Total multifamily revenues	119,927	103,385	96,506

Total revenues	936,682	881,316	812,052

Operating Expenses
Office expenses	264,482	252,751	233,633
Multifamily expenses	33,681	28,116	24,401
General and administrative expenses	38,068	38,641	36,234
Depreciation and amortization	357,743	309,864	276,761
Total operating expenses	693,974	629,372	571,029

Operating income	242,708	251,944	241,023

Other income	11,653	11,414	9,712
Other expenses	(7,216)	(7,744)	(7,037)
Income from unconsolidated Funds	6,923	6,400	5,905
Interest expense	(143,308)	(133,402)	(145,176)
Gain from consolidation of JV	307,938	—	—
Net income	418,698	128,612	104,427
Less: Net income attributable to noncontrolling interests	(54,985)	(12,526)	(9,984)
Net income attributable to common stockholders	$363,713	$116,086	$94,443

Net income per common share – basic	$2.09	$0.68	$0.58
Net income per common share – diluted	$2.09	$0.68	$0.58

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$418,698	$128,612	$104,427
Other comprehensive (loss) income: cash flow hedges	(107,292)	15,070	34,290
Comprehensive income	311,406	143,682	138,717
Less: Comprehensive income attributable to noncontrolling interests	(19,099)	(16,751)	(16,331)
Comprehensive income attributable to common stockholders	$292,307	$126,931	$122,386

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2019	2018	2017

Shares of Common Stock	Beginning balance	170,215	169,565	151,530
	Exchange of OP units for common stock	222	629	1,059
	Issuance of common stock	4,933	—	15,687
	Exercise of stock options	—	21	1,289
	Ending balance	175,370	170,215	169,565

Common Stock	Beginning balance	$1,702	$1,696	$1,515
	Exchange of OP units for common stock	2	6	11
	Issuance of common stock	50	—	157
	Exercise of stock options	—	—	13
	Ending balance	$1,754	$1,702	$1,696

Additional Paid-in Capital	Beginning balance	$3,282,316	$3,272,539	$2,725,157
	Exchange of OP units for common stock	3,538	10,286	14,231
	Repurchase of OP Units with cash	(431)	(59)	(6,763)
	Issuance of common stock, net	200,933	—	593,011
	Taxes paid on exercise of stock options	—	(450)	(53,097)
	Ending balance	$3,486,356	$3,282,316	$3,272,539

AOCI	Beginning balance	$53,944	$43,099	$15,156
	ASU 2017-12 adoption	—	211	—
	Cash flow hedge adjustments	(71,406)	10,634	27,943
	Ending balance	$(17,462)	$53,944	$43,099

Accumulated Deficit	Beginning balance	$(935,630)	$(879,810)	$(820,685)
	ASU 2016-02 adoption	(2,144)	—	—
	ASU 2017-12 adoption	—	(211)	—
	Net income attributable to common stockholders	363,713	116,086	94,443
	Dividends	(184,515)	(171,695)	(153,568)
	Ending balance	$(758,576)	$(935,630)	$(879,810)

Noncontrolling Interests	Beginning balance	$1,446,098	$1,464,525	$1,092,928
	ASU 2016-02 adoption	(355)	—	—
	Net income attributable to noncontrolling interests	54,985	12,526	9,984
	Cash flow hedge adjustments	(35,886)	4,225	6,347
	Contributions	176,000	—	284,248
	Consolidation of JV	61,394	—	—
	Distributions	(76,978)	(52,142)	(38,101)
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	14,390	—	—
	Issuance of OP Units for acquisition of real estate	—	—	105,687
	Exchange of OP units for common stock	(3,540)	(10,292)	(14,242)
	Repurchase of OP Units with cash	(303)	(49)	(3,341)
	Stock-based compensation	23,057	27,305	21,015
	Ending balance	$1,658,862	$1,446,098	$1,464,525

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2019	2018	2017

Total Equity	Beginning balance	$3,848,430	$3,902,049	$3,014,071
	ASU 2016-02 adoption	(2,499)	—	—
	Net income	418,698	128,612	104,427
	Cash flow hedge adjustments	(107,292)	14,859	34,290
	Consolidation of JV	61,394	—	—
	Issuance of common stock, net	200,983	—	593,168
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	14,390	—	—
	Issuance of OP Units for acquisition of real estate	—	—	105,687
	Repurchase of OP Units with cash	(734)	(108)	(10,104)
	Taxes paid on exercise of stock options	—	(450)	(53,084)
	Contributions	176,000	—	284,248
	Dividends	(184,515)	(171,695)	(153,568)
	Distributions	(76,978)	(52,142)	(38,101)
	Stock-based compensation	23,057	27,305	21,015
	Ending balance	$4,370,934	$3,848,430	$3,902,049

	Dividends declared per common share	$1.06	$1.01	$0.94

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$418,698	$128,612	$104,427
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(6,923)	(6,400)	(5,905)
Gain from consolidation of JV	(307,938)	—	—
Depreciation and amortization	357,743	309,864	276,761
Net accretion of acquired lease intangibles	(16,264)	(22,025)	(18,006)
Straight-line rent	(10,134)	(18,813)	(12,855)
Write-off of uncollectible amounts	4,103	2,154	406
Deferred loan costs amortized and written off	14,314	8,292	10,834
Amortization of loan premium	(261)	(205)	—
Derivative non-cash adjustments	—	—	51
Amortization of stock-based compensation	18,359	22,299	18,478
Operating distributions from unconsolidated Funds	6,820	6,400	5,905
Change in working capital components:
Tenant receivables	(4,712)	(3,545)	(1,221)
Interest payable, accounts payable and deferred revenue	(6,844)	1,376	24,942
Security deposits	1,919	319	4,424
Other assets	706	4,654	(5,544)
Net cash provided by operating activities	469,586	432,982	402,697

Investing Activities
Capital expenditures for improvements to real estate	(176,448)	(179,062)	(108,326)
Capital expenditures for developments	(61,660)	(68,459)	(63,018)
Property acquisitions	(365,885)	—	(537,669)
Cash assumed from consolidation of JV	39,226	—	—
Acquisition of additional interests in unconsolidated Funds	(90,754)	(9,379)	(4,142)
Capital distributions from unconsolidated Funds	5,853	7,349	43,560
Net cash used in investing activities	(649,668)	(249,551)	(669,595)

Financing Activities
Proceeds from borrowings	2,185,000	667,000	1,410,500
Repayment of borrowings	(2,095,718)	(655,326)	(1,698,544)
Loan cost payments	(21,348)	(2,992)	(11,442)
Contributions from noncontrolling interests in consolidated JVs	163,556	—	284,248
Distributions paid to noncontrolling interests	(64,534)	(52,142)	(38,101)
Dividends paid to common stockholders	(179,667)	(169,831)	(146,026)
Taxes paid on exercise of stock options	—	(450)	(53,084)
Repurchase of OP Units	(734)	(108)	(10,104)
Proceeds from issuance of common stock, net	200,983	—	593,169
Net cash provided by (used in) financing activities	187,538	(213,849)	330,616

Increase (decrease) in cash and cash equivalents and restricted cash	7,456	(30,418)	63,718
Cash and cash equivalents and restricted cash - beginning balance	146,348	176,766	113,048
Cash and cash equivalents and restricted cash - ending balance	$153,804	$146,348	$176,766

Supplemental Cash Flows Information

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Cash paid for interest, net of capitalized interest	$128,205	$124,487	$135,824
Capitalized interest paid	$3,782	$3,520	$2,745

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$35,398	$24,702	$3,776
Capitalized stock-based compensation for improvements to real estate and developments	$4,698	$5,006	$2,537
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$88,205	$75,729	$53,687
Removal of fully amortized acquired lease intangible assets	$2,132	$1,582	$414
Removal of fully accreted acquired lease intangible liabilities	$29,660	$15,431	$5,057
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$10,885	$—	$—
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$3,408	$—	$—
Recognition of ground lease liability - Adoption of ASU 2016-02	$10,885	$—	$—

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$—	$211	$—
(Loss) gain recorded in AOCI - consolidated derivatives	$(76,273)	$22,723	$16,512
(Loss) gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(5,023)	$3,052	$3,275
Accrual for deferred loan costs	$1,416	$—	$—
Assumption of term loan for acquisition of real estate	$—	$—	$36,460
Non-cash contributions from noncontrolling interests in consolidated JVs	$12,444	$—	$—
Non-cash distributions to noncontrolling interests	$12,444	$—	$—
Dividends declared	$184,515	$171,695	$153,568
Exchange of OP units for common stock	$3,540	$10,292	$14,242
Issuance of OP Units for acquisition of real estate	$—	$—	$105,687
OP Units issued for acquisition of additional interest in unconsolidated Fund	$14,390	$—	$—

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Fund, we focus on owning, acquiring, developing and managing a significant market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the consolidated financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

At December 31, 2019, our Consolidated Portfolio consisted of (i) an 18.0 million square foot office portfolio, (ii) 4,161 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest an unconsolidated Fund which, at December 31, 2019, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2019, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	17	17
Unconsolidated Fund properties	—	2
	70	72

Multifamily
Wholly-owned properties	10	10
Consolidated JV properties	1	1
	11	11

Total	81	83

Basis of Presentation

The accompanying consolidated financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements.

We consolidate entities in which we are considered to be the primary beneficiary of a VIE or have a majority of the voting interest of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of that VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We do not consolidate entities in which the other parties have substantive kick-out rights to remove our power to direct the activities, most significantly impacting the economic performance, of that VIE. In determining whether we are the primary beneficiary, we consider factors such as ownership interest, management representation, authority to control decisions, and contractual and substantive participating rights of each party. We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.11 billion of consolidated debt. See Note 8. We also consolidate four JVs. As of December 31, 2019, these consolidated entities had aggregate total consolidated assets of $9.35 billion (of which $8.96 billion related to investment in real estate), aggregate total consolidated liabilities of $4.98 billion (of which $4.62 billion related to debt), and aggregate total consolidated equity of $4.37 billion (of which $1.66 billion related to noncontrolling interests).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. The accompanying consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are unaudited and outside the scope of our independent registered public accounting firm’s audit of our consolidated financial statements in accordance with the standards of the PCAOB.

During the current reporting period, we reported our demolition expenses as part of Other expenses in our consolidated statements of operations and we reclassified the comparable periods to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

We account for property acquisitions as asset acquisitions, and include the acquired properties results of operations in our results of operations from the respective acquisition date. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases (including for renewal options), and if applicable (v) assumed debt and (vi) assumed interest rate swaps, based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of the fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates. See Note 3 for our property acquisition disclosures.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We accelerate depreciation for affected assets when we renovate our buildings or existing buildings are impacted by new developments. When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period.

Real Estate Held for Sale

Properties are classified as held for sale in our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2019 and 2018, we did not have any properties held for sale.

Dispositions

Recognition of gains or losses from sales of investments in real estate requires that we meet certain revenue recognition criteria and transfer control of the real estate to the buyer. The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it.

Cost capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Property under development in our consolidated balance sheets. Once major construction activity has ceased and the development or redevelopment property is in the lease-up phase, the capitalized costs are transferred to (i) Land, (ii) Building and improvements and (iii) Tenant improvements and lease intangibles on our consolidated balance sheets as the historical cost of the property. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2019, 2018 and 2017, we capitalized $75.3 million, $78.7 million and $66.0 million of costs related to our developments, respectively, which included $3.8 million, $3.5 million and $2.7 million of capitalized interest, respectively.
Ground Leases

We account for our ground lease, for which we are the lessee, in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a prospective basis, see New Accounting Pronouncements further below. Upon adoption of the ASU, we continued to classify the lease as an operating lease, and we recognized a right-of-use asset for the land and a lease liability for the future lease payments of $10.9 million. We calculated the carrying value of the right-of-use asset and lease liability by discounting the future lease payments using our incremental borrowing rate. We adjusted the right-of-use asset carrying value for a related above-market ground lease liability of $3.4 million, which reduced the carrying value of the asset to $7.5 million. We continued to recognize the lease payments as expense, which is included in Office expenses in our consolidated statements of operations. See Note 4 for more information regarding this ground lease. See Note 14 for the fair value disclosures related to the ground lease liability.

Investment in Unconsolidated Funds

We account for our investments in unconsolidated Funds using the equity method because we have significant influence but not control over the Funds. Under the equity method, we initially record our investment in our Funds at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjust the investment balance for: (i) our share of the Funds net income or losses, (ii) our share of the Funds other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund. We remove our investment in unconsolidated Funds from our consolidated balance sheet when we sell our interest in the Funds or the Funds qualify for consolidation. Our investment in unconsolidated Funds is included in Investment in unconsolidated Funds in the consolidated balance sheet and our share of net income or losses from the Funds is included in Income from unconsolidated Funds in the consolidated statements of operations. Our share of the Funds accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) in our consolidated balance sheet. As of December 31, 2019 and 2018, the total investment basis difference included in our investment balance in unconsolidated Funds was $27.8 million and $2.2 million, respectively. See Note 6 for our Fund disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. We also perform a similar periodic assessment for our investments in our Funds. Based upon such periodic assessments, no impairments occurred during 2019, 2018 or 2017. In downtown Honolulu, at 1132 Bishop Street, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. Due to the change in planned use of the property, we performed an impairment assessment by comparing the property's expected undiscounted cash flows to the property's carrying value plus the expected development costs and concluded that there was no impairment as of December 31, 2019. We determined the undiscounted cash flows using our estimates of the expected future cash flows which included, but were not limited to, our estimates of property's net operating income, and capitalization rates.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Rental Revenues and Tenant Recoveries

We account for our rental revenues and tenant recoveries in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a modified retrospective basis, see New Accounting Pronouncements further below. Topic 842 did not significantly change our accounting policy for recognizing rental revenues and tenant recoveries, and we adopted a practical expedient which allows us to account for our rental revenues and tenant recoveries on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries in the consolidated statements of operations. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Deferred rent receivables represent rental revenue recognized on a straight-line basis in excess of billed rents. If a lease is canceled then the deferred rent is recognized over the new remaining lease term. We recognized straight line rent of $10.1 million, $18.8 million and $12.9 million during 2019, 2018 and 2017, respectively. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $0.5 million, $1.6 million and $2.1 million during 2019, 2018 and 2017, respectively.

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $5.8 million, $3.5 million and $2.6 million during 2019, 2018 and 2017, respectively.

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

In accordance with Topic 842, if collectibility of the lease payments is not probable at the commencement date, then we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our assessment of collectibility changes after the commencement date, we record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to lease income. We elected to adopt the complete impairment model guidance within Topic 842. Under this model, commencing on January 1, 2019, we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine the lease payments are not probable for collection.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Before the adoption of Topic 842, we presented our tenant receivables and deferred rent receivables net of allowances on our consolidated balance sheets. Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement. We considered many factors when evaluating the level of allowances necessary, including evaluations of individual tenant receivables, historical loss activity, current economic conditions and other relevant factors. We generally obtain letters of credit or security deposits from our tenants. The table below presents our allowances and security obtained from our tenants before we adopted Topic 842:

(In thousands)	December 31, 2018

Allowance for tenant receivables	$5,215
Allowance for deferred rent receivables	$2,849
Letters of credit from our tenants	$27,749
Cash security deposits from our tenants	$50,733

The table below presents the impact of the changes in our allowances on our results of operations:

	Year Ended December 31,
(In thousands)	2018	2017

Tenant receivables allowance - decrease in net income	$(2,154)	$(406)
Deferred rent receivables allowance - increase in net income	$556	$1,739

Office Parking Revenues

Office parking revenues, which are included in office Parking and other income in our consolidated statements of operations, are within the scope of Topic 606 "Revenue from Contracts with Customers", which we adopted on January 1, 2018 on a modified retrospective basis. Topic 606 did not significantly change our accounting policy for parking revenues. Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $108.7 million, $102.5 million and $96.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Office parking receivables were $1.3 million and $1.1 million as of December 31, 2019 and 2018, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Insurance Recoveries

Insurance recoveries related to property damage are recorded as other income when payment is either received or receipt is determined to be probable.

Interest Income

Interest income from our short-term money market fund investments is recognized on an accrual basis. Interest income is included in other income in the consolidated statements of operations.

Leasing Costs

We account for our leasing costs in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a modified retrospective basis, see New Accounting Pronouncements further below. In accordance with Topic 842, we capitalize initial direct costs of a lease, which are costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and are expensed. Prior to January 1, 2019, we capitalized most of our leasing costs.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Deferred loan costs are presented on the balance sheet as a deduction from the carrying amount of our secured notes payable and revolving credit facility. All loan costs expensed and deferred loan costs amortized are included in interest expense in our consolidated statements of operations. See Note 8 for our loan cost disclosures.

Debt Discounts and Premiums

Debt discounts and premiums related to recording debt assumed in connection with property acquisitions at fair value are generally amortized and accreted, respectively, over the remaining term of the related loan, which approximates the effective interest method. The amortization/accretion is included in interest expense in our consolidated statements of operations.

Derivative Contracts

We make use of interest rate swap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We do not speculate in derivatives and we do not make use of any other derivative instruments.

When entering into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. For our Funds' hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI. Amounts recorded in AOCI related to our designated hedges are reclassified to Interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Funds' hedges are reclassified to Income from unconsolidated Funds, as interest payments are made by our Funds on their hedged floating rate debt.

We present our derivatives on the balance sheet at fair value on a gross basis. Our share of the fair value of our Funds' derivatives is included in our investment in unconsolidated Funds on our consolidated balance sheet. See Note 10 for our derivative disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of stock options and LTIP Units is amortized over the vesting period, which is based upon service. See Note 13 for our stock-based compensation disclosures.

EPS

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the respective period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the respective period using the treasury stock method. Unvested LTIP Units contain non-forfeitable rights to dividends and we account for them as participating securities and include them in the computation of basic and diluted EPS using the two-class method. See Note 12 for our EPS disclosures.

Segment Information

Segment information is prepared on the same basis that our management reviews information for operational decision-making purposes. We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 15 for our segment disclosures.

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at the regular corporate rate, including any applicable alternative minimum tax for taxable years prior to 2018. We have elected to treat several of our subsidiaries as TRSs, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRSs did not have significant tax provisions or deferred income tax items for 2019, 2018 or 2017. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs during we expect to be applicable and have a material impact on our consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

ASUs Adopted

During 2019 we adopted the ASU listed below:

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

We lease space to tenants at our office and multifamily properties. Under the ASU, all of our tenant leases continue to be classified as operating leases. The ASU continues to require that lease payments for operating leases be recognized over the lease term on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which benefit is expected to be derived from the use of the underlying asset. If collectibility of the lease payments is not probable at the commencement date, then the lease income should be limited to the lesser of the income recognized on a straight-line basis or cash basis. If the assessment of collectibility changes after the commencement date, any difference between the lease income that would have been recognized on a straight-line basis and cash basis must be recognized as a current-period adjustment to lease income. We elected to adopt the complete impairment model guidance within ASC 842. Under this model we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine the lease payments are not probable for collection.

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

Rental revenues and tenant recoveries from our office tenant leases is included in Rental revenues and tenant recoveries under Office rental in our consolidated statements of operations. Rental revenues from our multifamily tenant leases is included in multifamily Rental revenues in our consolidated statements of operations. Rental revenue recognized on a straight-line basis in excess of billed rents is included in Deferred rent receivables in our consolidated balance sheets. See Note 16 for more information regarding the future lease rental receipts from our operating leases.

The ASU defines initial direct costs of a lease, which may be capitalized, as costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and may not be capitalized. We historically capitalized most of our leasing costs. We expensed $4.2 million during the year ended December 31, 2019, of leasing costs related to our tenant leases that did not qualify as initial direct costs of a lease, which are included in General and administrative expenses in our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We pay rent under a ground lease which expires on December 31, 2086. Upon adoption of the ASU, we continued to classify the lease as an operating lease, and we recognized a right-of-use asset for the land and a lease liability for the future lease payments of $10.9 million. We calculated the carrying value of the right-of-use asset and lease liability by discounting the future lease payments using our incremental borrowing rate. We adjusted the right-of-use asset carrying value for a related above-market ground lease liability of $3.4 million, which reduced the carrying value of the asset to $7.5 million. We continued to recognize the lease payments as expense, which is included in Office expenses in our consolidated statements of operations. See Note 4 for more information regarding this ground lease. See Note 14 for the fair value disclosures related to the ground lease liability.

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

ASUs Not Yet Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us would be the first quarter of 2020, and early adoption is permitted. The amendments in this ASU should be applied retrospectively. The ASU would impact our measurement of credit losses for our Office parking receivables, which were $1.3 million and $1.1 million as of December 31, 2019 and 2018, respectively, and are included in Tenant receivables in our consolidated balance sheets. We expect to adopt the ASU in the first quarter of 2020 and we do not expect the ASU to have a material impact on our consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. The acquired property's results of operations are included in our results of operations from the respective acquisition dates.

2019 Acquisition and JV consolidation

Acquisition of The Glendon

On June 7, 2019, we acquired The Glendon, a residential community in Westwood, and on June 28, 2019, we contributed the property to a consolidated JV that we manage and in which we own a 20% capital interest. The table below summarizes the purchase price allocation for the acquisition. See Note 14 for our fair value disclosures. The contract and purchase prices differ due to prorations and similar adjustments:

(In thousands, except number of units)	The Glendon

Submarket	West Los Angeles
Acquisition date	June 7, 2019
Contract price	$365,100
Number of multifamily units	350
Retail square footage	50

Land	$32,773
Buildings and improvements	333,624
Tenant improvements and lease intangibles	2,301
Acquired above- and below-market leases, net	(2,114)
Net assets and liabilities acquired	$366,584

Consolidation of JV

On November 21, 2019, we acquired an additional 16.3% of the equity in one of our previously unconsolidated Funds, Fund X, in exchange for $76.9 million in cash and 332 thousand OP Units valued at $14.4 million, which increased our ownership in the Fund to 89.0%. In connection with this transaction, we restructured the Fund with one remaining institutional investor. The new JV is a VIE, and as a result of the amended operating agreement, we became the primary beneficiary of the VIE and commenced consolidating the JV on November 21, 2019. The results of the consolidated JV are included in our operating results from November 21, 2019 (before November 21, 2019, our share of the Fund's net income was included in our statements of operations in Income from unconsolidated Funds).

The consolidation of the JV required us to recognize the JVs identifiable assets and liabilities at fair value in our consolidated financial statements, along with the fair value of the non-controlling interest of $61.4 million. We recognized a gain of $307.9 million to adjust the carrying value of our existing investment in the JV to its estimated fair value upon consolidation. See Note 14 for our fair value disclosures.

The gain was determined by taking the difference between: (a) the fair value of Fund X’s assets less its liabilities and (b) the sum of the fair value of the noncontrolling interest, carrying value of our existing investment in Fund X, and the amounts paid to acquire other Fund investors’ interests. We determined the fair value of Fund X’s assets and liabilities upon initial consolidation using our estimates of expected future cash flows and other valuation techniques.  We estimated the fair values of Fund X’s properties by using the income and sales comparison valuation approaches which included, but are not limited to, our estimates of rental rates, comparable sales, revenue growth rates, capitalization rates and discount rates.  Assumed debt was recorded at fair value based upon the present value of the expected future payments and current interest rates.  Other acquired assets, including cash and assumed liabilities were recorded at cost due to the short-term nature of the balances.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The JV owns six Class A office properties totaling 1.5 million square feet in the Los Angeles submarkets of Beverly Hills, Santa Monica, Sherman Oaks/Encino and Warner Center. The JV also owns an interest of 9.4% in our remaining unconsolidated Fund, Partnership X, which owns two additional Class A office properties totaling 386,000 square feet in Beverly Hills and Brentwood. The table below summarizes the purchase price allocation for the initial consolidation of the JV.

(In thousands)	JV Consolidation

Consolidation date	November 21, 2019
Square footage	1,454

Land	$52,272
Buildings and improvements	831,416
Tenant improvements and lease intangibles	40,890
Acquired above- and below-market leases, net	(14,198)
JV interest in unconsolidated Fund	28,783
Assumed debt	(403,016)
Assumed interest rate swaps	(4,147)
Other assets and liabilities, net	26,256
Net assets acquired and liabilities assumed	$558,256

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

(In thousands)	1299 Ocean	429 Santa Monica	9665 Wilshire	9401 Wilshire(1)

Submarket	Santa Monica	Santa Monica	Beverly Hills	Beverly Hills
Acquisition date	April 25	April 25	July 20	December 20
Contract price	$275,800	$77,000	$177,000	$143,647
Building square footage	206	87	171	146

Investment in real estate:
Land	$22,748	$4,949	$5,568	$6,740
Buildings and improvements	260,188	69,286	175,960	144,467
Tenant improvements and lease intangibles	5,010	3,248	1,112	7,843
Acquired above- and below-market leases, net	(10,683)	(722)	(4,339)	(11,559)
Assumed debt(2)	—	—	—	(36,460)
Net assets and liabilities acquired	$277,263	$76,761	$178,301	$111,031
_____________________________________________________

(1)	We issued OP Units to the seller in connection with the acquisition of 9401 Wilshire. See Note 11 for more information.

(2)
We assumed a loan from the seller in connection with the acquisition of 9401 Wilshire. At the date of acquisition, the loan had a fair value of $36.5 million and a principal balance of $32.3 million. See Note 8 for more information.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of December 31, 2019, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense of $733 thousand during 2019, 2018 and 2017, which is included in Office expenses in our consolidated statements of operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2019:

Year ending December 31:	(In thousands)

2020	$733
2021	733
2022	733
2023	733
2024	733
Thereafter	45,445
Total future minimum lease payments	$49,110

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2019	December 31, 2018

Above-market tenant leases	$7,220	$5,595
Above-market tenant leases - accumulated amortization	(1,741)	(3,289)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(224)	(207)
Acquired lease intangible assets, net	$6,407	$3,251

Below-market tenant leases	$102,583	$112,175
Below-market tenant leases - accumulated accretion	(50,216)	(63,013)
Above-market ground lease where we are the tenant(1)	—	4,017
Above-market ground lease - accumulated accretion(1)	—	(610)
Acquired lease intangible liabilities, net	$52,367	$52,569

___________________________________________________
(1) Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value with the carrying value of the above-market ground lease - see Notes 2 and 4.

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$16,282	$21,992	$17,973
Amortization of an above-market ground lease asset(2)	(18)	(17)	(17)
Accretion of an above-market ground lease liability(3)	—	50	50
Total	$16,264	$22,025	$18,006

_______________________________________________________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

(3)
Recorded as a decrease to office expense. Upon adoption of ASU 2016-02 on January 1, 2019 we adjusted the ground lease right-of-use asset carrying value with the carrying value of the above-market ground lease - see Notes 2 and 4.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2019.

Year ending December 31:	Net increase to revenues

(In thousands)
2020	$15,339
2021	9,371
2022	6,674
2023	4,576
2024	3,702
Thereafter	6,298
Total	$45,960

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investments in Unconsolidated Funds

Description of our Funds

As of December 31, 2019, we manage and own an equity interest of 29.9% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund own two office properties totaling 0.4 million square feet. Before November 21, 2019, we managed and owned equity interests in three unconsolidated Funds, consisting of 6.2% of the Opportunity Fund, 72.7% of Fund X and 28.4% of Partnership X, through which we and other investors in the Funds owned eight office properties totaling 1.8 million square feet. On November 21, 2019, we acquired additional interests of 16.3% in Fund X and 1.5% in Partnership X, and restructured Fund X which resulted in Fund X being treated as a consolidated JV from November 21, 2019. See Note 3 for more information regarding the consolidation of the JV. We also acquired all of the investors’ ownership interests in the Opportunity Fund (The Opportunity Fund’s only investment was an ownership interest in Fund X) and closed the Opportunity Fund. During the period January 1, 2019 to November 20, 2019 we purchased additional interests of 1.4% in Fund X and 3.9% in Partnership X. Our Funds pay us fees and reimburse us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions we received from our Funds:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Operating distributions received(1)	$6,820	$6,400	$5,905
Capital distributions received(1)	5,853	7,349	43,560
Total distributions received(1)	$12,673	$13,749	$49,465

__________________________________________________________

(1)
The balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2019.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds. The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	December 31, 2019	December 31, 2018

Total assets(1)	$136,479	$694,713
Total liabilities(1)	$113,330	$525,483
Total equity(1)	$23,149	$169,230
_______________________________________________
(1) The balances as of December 31, 2019 reflect the balances for Partnership X. The balances as of December 31, 2018 reflect the combined balances for Partnership X, Fund X and the Opportunity Fund.

	Year Ended December 31,
(In thousands)	2019	2018	2017

Total revenues(1)	$75,952	$79,590	$75,896
Operating income(1)	$22,269	$22,959	$20,640
Net income(1)	$7,350	$6,260	$5,085

_________________________________________________

(1)
The balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2019.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Other Assets

(In thousands)	December 31, 2019	December 31, 2018

Restricted cash	$121	$121
Prepaid expenses	8,711	7,830
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,368	1,101
Other	3,233	3,719
Total other assets	$16,421	$14,759

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date (1)	Principal Balance as of December 31, 2019	Principal Balance as of December 31, 2018	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

		(In thousands)

Wholly-Owned Subsidiaries
Fannie Mae loan(3)	—	$—	$145,000	—	—	—
Fannie Mae loan(3)	—	—	115,000	—	—	—
Term loan(3)	—	—	220,000	—	—	—
Term loan(3)	—	—	340,000	—	—	—
Term loan(3)	—	—	400,000	—	—	—
Term loan(3)	—	—	180,000	—	—	—
Term loan(3)	—	—	360,000	—	—	—
Term loan(4)	1/1/2024	300,000	300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(4)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)(5)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.84%	3/1/2023
Term loan(4)(6)(7)	8/15/2026	415,000	—	LIBOR + 1.10%	2.58%	8/1/2025
Term loan(4)(6)	9/19/2026	400,000	—	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(4)(6)(8)	9/26/2026	200,000	—	LIBOR + 1.20%	2.77%	10/1/2024
Term loan(4)(6)(9)	11/1/2026	400,000	—	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(4)(6)	6/1/2029	255,000	—	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(4)(6)(10)	6/1/2029	125,000	—	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(11)	6/1/2038	30,864	31,582	N/A	4.55%	N/A
Revolving credit facility(12)	8/21/2023	—	105,000	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,113,264	3,183,982

Consolidated JVs
Term loan(4)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(4)(13)	7/1/2024	400,000	—	LIBOR + 1.65%	3.44%	7/1/2022
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(4)(6)	6/1/2029	160,000	—	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(14)		4,653,264	4,163,982
Unamortized loan premium, net		6,741	3,986
Unamortized deferred loan costs, net		(40,947)	(33,938)
Total Consolidated Debt, net		$4,619,058	$4,134,030

_____________________________________________________
Except as noted below, each loan (including our revolving credit facility) is non-recourse and secured by one or more separate collateral pools consisting of one or more properties, and requires monthly payments of interest only with the outstanding principal due upon maturity. Certain of our loans require us to pay down the loan if necessary for the properties involved to meet minimum financial thresholds, although we have never had to make such a payment.

(1)	Maturity dates include the effect of extension options.

(2)	Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.

(3)	At December 31, 2019, these loans have been paid off.

(4)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(5)	The effective rate will decrease to 2.76% on March 2, 2020.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

(6)	These loans were closed during the twelve months ended December 31, 2019.

(7)	Effective rate will increase to 3.07% on April 1, 2020.

(8)	Effective rate will decrease to 2.36% on July 1, 2020.

(9)	Effective rate will increase to 2.31% on July 1, 2021.

(10)	Effective rate will increase to 3.25% on December 1, 2020.

(11)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(12)
In March 2019, we renewed our $400.0 million revolving credit facility, releasing two previously encumbered properties, lowering the borrowing rate and unused facility fees, and extending the maturity date. Unused commitment fees range from 0.10% to 0.15% . The loan agreement includes a zero-percent LIBOR floor.

(13)	A previously unconsolidated Fund is now treated as a consolidated JV. See Note 3.

(14)	The table does not include our unconsolidated Funds' loans - see Note 17. See Note 14 for our fair value disclosures.

Debt Statistics

The following table summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2019	Principal Balance as of December 31, 2018

Aggregate swapped to fixed rate loans	$4,622,400	$3,882,400
Aggregate fixed rate loans	30,864	31,582
Aggregate floating rate loans	—	250,000
Total Debt	$4,653,264	$4,163,982

The following table summarizes certain consolidated debt statistics as of December 31, 2019:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.65
Weighted average remaining life (including extension options)	6.1 years
Weighted average remaining fixed interest period	3.9 years
Weighted average annual interest rate	3.00%

Future Principal Payments

At December 31, 2019, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Excluding Maturity Extension Options	Including Maturity Extension Options(1)

	(In thousands)

2020	$752	$752
2021	787	787
2022	300,823	823
2023	915,862	580,862
2024	800,902	1,100,902
Thereafter	2,634,138	2,969,138
Total future principal payments	$4,653,264	$4,653,264

____________________________________________

(1)	Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Costs

Deferred loan costs are net of accumulated amortization of $30.7 million and $24.2 million at December 31, 2019 and December 31, 2018, respectively. The table below presents loan costs, which are included in interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Loan costs expensed	$1,318	$58	$557
Deferred loan costs written off	6,865	360	1,802
Deferred loan cost amortization	7,449	7,874	9,033
Total	$15,632	$8,292	$11,392

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2019	December 31, 2018

Interest payable	$11,707	$10,657
Accounts payable and accrued liabilities	66,437	75,111
Deferred revenue	53,266	44,386
Total interest payable, accounts payable and deferred revenue	$131,410	$130,154

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Derivative Contracts

Derivative Summary

As of December 31, 2019, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Fund, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	43	$5,124,800
Unconsolidated Fund's derivative(3)(4)(5)	1	$110,000
___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Includes forward swaps with a total notional of $502.4 million.

(3)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

(4)	Our derivative contracts do not provide for right of offset between derivative contracts.

(5)	See Note 14 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of December 31, 2019, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' swaps or our unconsolidated Fund's interest rate swap. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2019	December 31, 2018

Consolidated derivatives(1)	$56,896	$1,681
Unconsolidated Fund's derivatives(2)	$—	$—
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	Our unconsolidated Fund did not have any derivatives in a liability position.

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

(In thousands)	December 31, 2019	December 31, 2018

Consolidated derivatives(1)	$23,275	$76,021
Unconsolidated Fund's derivative(2)	$963	$12,576
___________________________________________________

(1)	Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivative.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2019	2018	2017
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)	$—	$211	$—
(Loss) gain recorded in AOCI before reclassifications(1)	$(76,273)	$22,723	$16,512
(Gain) loss reclassified from AOCI to Interest Expense(1)	$(24,298)	$(10,103)	$13,976
Interest Expense presented in the consolidated statements of operations	$(143,308)	$(133,402)	$(145,176)
Loss (gain) related to ineffectiveness recorded in Interest Expense	$—	$—	$51
Unconsolidated Funds' derivatives (our share)(2):
(Loss) gain recorded in AOCI before reclassifications(1)	$(5,023)	$3,052	$3,275
(Gain) loss reclassified from AOCI to Income from unconsolidated Funds(1)	$(1,698)	$(813)	$527
Income from unconsolidated Funds presented in the consolidated statements of operations	$6,923	$6,400	$5,905

__________________________________________________

(1)	See Note 11 for our AOCI reconciliation.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At December 31, 2019, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year as interest rate swap payments are made, is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(2,461)
Unconsolidated Fund's derivatives (our share):
Gains to be reclassified from AOCI to Income from unconsolidated Funds	$235

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

2019 Transactions

During the year ended December 31, 2019, (i) we acquired 222 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) we acquired 19 thousand OP Units and fully-vested LTIP Units for $734 thousand in cash, and (iii) we issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.0 million.

We purchased a property on June 7, 2019 for a contract price of $365.1 million, which we subsequently contributed to one of our consolidated JVs on June 28, 2019. We manage and own a twenty percent capital interest in the JV. The acquisition and related working capital was funded with (i) a secured, non-recourse $160.0 million interest-only loan scheduled to mature in June 2029, which was assumed by the consolidated JV to which we contributed the property, (ii) a $44.0 million capital contribution by us to the JV, and (iii) a $176.0 million capital contribution by Noncontrolling interests in the JV. See Note 3 for more information regarding the property acquisition and Note 8 for more information regarding the loan.

On November 21, 2019, we acquired an additional 16.3% of the equity in one of our previously unconsolidated Funds, Fund X, in exchange for $76.9 million in cash and 332 thousand OP Units valued at $14.4 million, which increased our ownership in the Fund to 89.0%. See Note 3 for more information regarding the consolidation of the JV and note 6 for more information regarding our Funds.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 29.1 million OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total outstanding interests as of December 31, 2019 when we owned 175.4 million OP Units (to match our 175.4 million shares of outstanding common stock). A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Net income attributable to common stockholders	$363,713	$116,086	$94,443

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	3,540	10,292	14,242
Repurchase of OP Units from noncontrolling interests	(431)	(59)	(6,764)
Net transfers from noncontrolling interests	3,109	10,233	7,478

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$366,822	$126,319	$101,921

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Beginning balance	$53,944	$43,099	$15,156
Adoption of ASU 2017-12 - cumulative opening balance adjustment	—	211	—
Consolidated derivatives:
Other comprehensive (loss) gain before reclassifications	(76,273)	22,723	16,512
Reclassification of (gain) loss from AOCI to Interest Expense	(24,298)	(10,103)	13,976
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive (loss) gain before reclassifications	(5,023)	3,052	3,275
Reclassification of (gain) loss from AOCI to Income from unconsolidated Funds	(1,698)	(813)	527
Net current period OCI	(107,292)	15,070	34,290
OCI attributable to noncontrolling interests	35,886	(4,225)	(6,347)
OCI attributable to common stockholders	(71,406)	10,845	27,943

Ending balance	$(17,462)	$53,944	$43,099
__________________________________________________

(1)	See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2019 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/31/2018	1/15/2019	$0.26	51.8%	—%	48.2%	51.8%
3/29/2019	4/16/2019	0.26	51.8%	—%	48.2%	51.8%
6/28/2019	7/12/2019	0.26	51.8%	—%	48.2%	51.8%
9/30/2019	10/16/2019	0.26	51.8%	—%	48.2%	51.8%
Total / Weighted Average		$1.04	51.8%	—%	48.2%	51.8%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
Numerator (In thousands):
Net income attributable to common stockholders	$363,713	$116,086	$94,443
Allocation to participating securities: Unvested LTIP Units	(1,594)	(546)	(626)
Net income attributable to common stockholders - basic and diluted	$362,119	$115,540	$93,817

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	173,358	169,893	160,905
Effect of dilutive securities: Stock options(1)	—	9	325
Weighted average shares of common stock and common stock equivalents outstanding - diluted	173,358	169,902	161,230

Net income per common share - basic	$2.09	$0.68	$0.58

Net income per common share - diluted	$2.09	$0.68	$0.58

____________________________________________________

(1)
There were no outstanding options during the year ended December 31, 2019. Outstanding OP Units and vested LTIP Units are not included in the denominator in calculating diluted EPS, even though they may be exchanged under certain conditions for common stock on a one-for-one basis, because their associated net income (equal on a per unit basis to the Net income per common share - diluted) was already deducted in calculating Net income attributable to common stockholders. Accordingly, any exchange would not have any effect on diluted EPS. The following table presents the OP Units and vested LTIP Units outstanding for the respective periods:

	Year Ended December 31,
(In thousands)	2019	2018	2017

OP Units	26,465	26,661	24,810
Vested LTIP Units	1,652	813	274

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

2016 Omnibus Stock Incentive Plan

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. We had an aggregate of 1.8 million shares available for grant as of December 31, 2019. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 802 thousand, 898 thousand and 800 thousand LTIP Units to employees during 2019, 2018 and 2017, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. We granted 38 thousand, 37 thousand and 28 thousand LTIP Units to our non-employee directors during 2019, 2018 and 2017, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

At December 31, 2019, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $22.0 million, which will be recognized over a weighted-average term of two years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2019	2018	2017

Stock-based compensation expense, net	$18,359	$22,299	$18,478
Capitalized stock-based compensation	$4,698	$5,006	$2,537
Intrinsic value of options exercised	$—	$1,196	$102,963

Stock-Based Award Activity

The table below presents our outstanding stock options activity(1):

Fully Vested Stock Options:	Number of Stock Options (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Months)	Total Intrinsic Value (Thousands)	Intrinsic Value of Options Exercised (Thousands)

Outstanding at December 31, 2016	3,969	$12.43	27	$95,770
Exercised	(3,920)	$12.43			$102,963
Outstanding at December 31, 2017	49	$12.66	16	$1,375
Exercised	(49)	$12.66			$1,196
Outstanding at December 31, 2018	—	$—	0	$—

_________________________________________________
(1)     There were no outstanding options during the year ended December 31, 2019

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2016	1,040	$23.46
Granted	828	$29.89	$24,745
Vested	(807)	$25.40	$20,497
Forfeited	(5)	$31.36	$172
Outstanding at December 31, 2017	1,056	$26.98
Granted	935	$27.01	$25,247
Vested	(1,036)	$25.82	$26,740
Forfeited	(10)	$34.18	$333
Outstanding at December 31, 2018	945	$28.20
Granted	840	$31.92	$26,821
Vested	(826)	$29.13	$24,061
Forfeited	(35)	$35.41	$1,234
Outstanding at December 31, 2019	924	$30.48

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2019, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2019	December 31, 2018

Fair value	$4,678,623	$4,087,979
Carrying value	$4,653,264	$4,062,968

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

(In thousands)	December 31, 2019

Fair value	$12,218
Carrying value	$10,882

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

(In thousands)	December 31, 2019	December 31, 2018
Derivative Assets:
Fair value - consolidated derivatives(1)	$22,381	$73,414
Fair value - unconsolidated Funds' derivatives(2)	$889	$12,228

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$54,616	$1,530
Fair value - unconsolidated Funds' derivatives(2)	$—	$—
___________________________________________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.

(2)
Reflects 100%, not our pro-rata share, of our unconsolidated Funds' derivatives. Our pro-rata share of the amounts related to the unconsolidated Funds' derivatives is included in our Investment in unconsolidated Funds in our consolidated balance sheets. See Note 17 regarding our unconsolidated Funds debt and derivatives. Our unconsolidated Funds' did not have any derivatives in a liability position for the periods presented.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

(In thousands)	Year Ended December 31,
	2019	2018	2017
Office Segment
Total office revenues	$816,755	$777,931	$715,546
Office expenses	(264,482)	(252,751)	(233,633)
Office segment profit	552,273	525,180	481,913

Multifamily Segment
Total multifamily revenues	119,927	103,385	96,506
Multifamily expenses	(33,681)	(28,116)	(24,401)
Multifamily segment profit	86,246	75,269	72,105

Total profit from all segments	$638,519	$600,449	$554,018

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2019	2018	2017

Total profit from all segments	$638,519	$600,449	$554,018
General and administrative expenses	(38,068)	(38,641)	(36,234)
Depreciation and amortization	(357,743)	(309,864)	(276,761)
Other income	11,653	11,414	9,712
Other expenses	(7,216)	(7,744)	(7,037)
Income from unconsolidated Funds	6,923	6,400	5,905
Interest expense	(143,308)	(133,402)	(145,176)
Gain from consolidation of JV	307,938	—	—
Net income	418,698	128,612	104,427
Less: Net income attributable to noncontrolling interests	(54,985)	(12,526)	(9,984)
Net income attributable to common stockholders	$363,713	$116,086	$94,443

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at December 31, 2019:

Year Ending December 31,	(In thousands)

2020	$658,016
2021	572,372
2022	484,611
2023	384,866
2024	294,137
Thereafter	691,145
Total future minimum base rentals(1)	$3,085,147

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. In 2019, 2018 and 2017, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our allowances for tenant receivables and deferred rent receivables.

All of our properties, including the properties of our consolidated JVs and our unconsolidated Fund, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-two buildings in our Consolidated Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations.

As of December 31, 2019, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2019, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. We expect construction to take about three years. In downtown Honolulu, at 1132 Bishop Street, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. As of December 31, 2019, we had an aggregate remaining contractual commitment for these development projects of approximately $233.3 million. As of December 31, 2019, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $24.6 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2019, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Fund's debt as of December 31, 2019. The amounts represent 100% (not our pro-rata share) of the amounts related to our Funds:

Fund(1)	Loan Maturity Date	Principal Balance (In thousands)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(3)	3/1/2023	$110,000	LIBOR + 1.40%	2.30%	3/1/2021

___________________________________________________

(1)	See Note 6 for more information regarding our unconsolidated Fund.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2019, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $1.2 million.

(3)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swap does not include such a floor.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

18. Quarterly Financial Information (unaudited)

The tables below present selected quarterly information for 2019 and 2018:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

Total revenue	$224,186	$230,534	$238,069	$243,893
Net income before noncontrolling interests	$32,788	$39,860	$23,421	$322,629
Net income attributable to common stockholders	$28,701	$33,966	$22,488	$278,558
Net income per common share - basic	$0.17	$0.20	$0.13	$1.58
Net income per common share - diluted	$0.17	$0.20	$0.13	$1.58
Weighted average shares of common stock outstanding - basic	170,221	172,498	175,278	175,356
Weighted average shares of common stock and common stock equivalents outstanding - diluted	170,221	172,498	175,278	175,356

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Total revenue	$212,247	$219,469	$223,308	$226,292
Net income before noncontrolling interests	$32,631	$37,033	$35,416	$23,532
Net income attributable to common stockholders	$28,206	$31,684	$30,561	$25,635
Net income per common share - basic	$0.17	$0.19	$0.18	$0.15
Net income per common share - diluted	$0.17	$0.19	$0.18	$0.15
Weighted average shares of common stock outstanding - basic	169,601	169,916	169,926	170,121
Weighted average shares of common stock and common stock equivalents outstanding - diluted	169,625	169,926	169,931	170,121

19. Subsequent Events

In January 2020, there was a fire in one of our buildings at our Barrington Plaza apartment property. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies and we do not currently expect the event to have a material impact on our financial position and results of operations.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2019
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)(3)	Land	Building & Improve-ments(2)	Total(5)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$151,175	$27,108	$215,283	$242,391	$73,429	1968/2002/2019	1999
233 Wilshire	62,962	9,263	130,426	3,549	9,263	133,975	143,238	14,268	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	129,932	21,787	147,321	169,108	47,259	1981/2000/2019	1996
429 Santa Monica	33,691	4,949	72,534	3,086	4,949	75,620	80,569	6,978	1982/2016	2017
1132 Bishop Street	—	8,317	105,651	55,172	8,833	160,307	169,140	87,669	1992	2004
1299 Ocean	124,699	22,748	265,198	15,300	22,748	280,498	303,246	22,015	1980/2006/2019	2017
1901 Avenue of the Stars	—	18,514	131,752	114,260	26,163	238,363	264,526	86,611	1968/2001	2001
2001 Wilshire(4)	36,000	5,711	81,622	151	5,711	81,773	87,484	273	1980/2013	2008
8383 Wilshire(4)	138,000	18,005	328,118	695	18,005	328,813	346,818	1,076	1971/2009	2008
8484 Wilshire(1)	—	8,846	77,780	16,101	8,846	93,881	102,727	21,021	1972/2013	2013
9100 Wilshire(4)	115,000	13,455	258,329	518	13,455	258,847	272,302	807	1971/2016	2008
9401 Wilshire	30,864	6,740	152,310	12,743	6,740	165,053	171,793	10,617	1971/2019	2017
9601 Wilshire	—	16,597	54,774	105,395	17,658	159,108	176,766	57,708	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	18,550	5,568	195,622	201,190	12,887	1971/2019	2017
10880 Wilshire	198,794	29,995	437,514	31,763	29,988	469,284	499,272	53,543	1970/2009/2019	2016
10960 Wilshire	201,893	45,844	429,769	27,072	45,852	456,833	502,685	54,210	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,600	6,714	43,686	50,400	16,119	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	8,255	20,164	217,010	237,174	26,206	1985	2016
12400 Wilshire	—	5,013	34,283	76,442	8,828	106,910	115,738	38,680	1985	1996
15250 Ventura(4)	26,000	2,130	48,907	139	2,130	49,046	51,176	211	1970/2012	2008
16000 Ventura(4)	42,000	1,936	89,531	301	1,936	89,832	91,768	325	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	11,387	6,759	64,499	71,258	15,359	1986/2012	2013
Beverly Hills Medical Center	—	4,955	27,766	28,814	6,435	55,100	61,535	20,186	1964/2004	2004
Bishop Square	200,000	16,273	213,793	31,072	16,273	244,865	261,138	70,903	1972/1983	2010
Brentwood Court	—	2,564	8,872	524	2,563	9,397	11,960	3,653	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	32,710	5,921	39,698	45,619	14,519	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	1,285	5,933	29,122	35,055	11,088	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	1,180	5,557	17,637	23,194	6,782	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,766	4,775	23,074	27,849	8,845	1986	2000
Bundy/Olympic	—	4,201	11,860	29,078	6,030	39,109	45,139	14,450	1991/1998	1994
Camden Medical Arts	42,276	3,102	12,221	27,853	5,298	37,878	43,176	13,704	1972/1992	1995
Carthay Campus	—	6,595	70,454	6,241	6,594	76,696	83,290	15,396	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	132,532	16,153	197,415	213,568	60,946	1972/1987/2019	1999
Century Park West(1)	—	3,717	29,099	(1,050)	3,667	28,099	31,766	10,038	1971	2007
Columbus Center	—	2,096	10,396	9,569	2,333	19,728	22,061	7,439	1987	2001
Coral Plaza	—	4,028	15,019	18,918	5,366	32,599	37,965	12,051	1981	1998
Cornerstone Plaza(1)	—	8,245	80,633	7,135	8,263	87,750	96,013	30,052	1986	2007
Encino Gateway	—	8,475	48,525	55,246	15,653	96,593	112,246	35,614	1974/1998	2000
Encino Plaza	—	5,293	23,125	47,991	6,165	70,244	76,409	26,809	1971/1992	2000
Encino Terrace	105,565	12,535	59,554	94,108	15,533	150,664	166,197	53,418	1986	1999
Executive Tower(1)	—	6,660	32,045	59,549	9,471	88,783	98,254	34,753	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2019
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)	Total(5)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	3,635	12,092	84,739	96,831	13,474	1986	2015
Gateway Los Angeles	—	2,376	15,302	49,327	5,119	61,886	67,005	23,283	1987	1994
Harbor Court	—	51	41,001	48,087	12,060	77,079	89,139	24,518	1994	2004
Honolulu Club	—	1,863	16,766	5,896	1,863	22,662	24,525	9,089	1980	2008
Landmark II	—	6,086	109,259	67,669	13,070	169,944	183,014	61,622	1989	1997
Lincoln/Wilshire	—	3,833	12,484	23,598	7,475	32,440	39,915	10,883	1996	2000
MB Plaza	—	4,533	22,024	33,600	7,503	52,654	60,157	18,784	1971/1996	1998
Olympic Center	52,000	5,473	22,850	34,804	8,247	54,880	63,127	19,807	1985/1996	1997
One Westwood(1)	—	10,350	29,784	63,393	9,194	94,333	103,527	34,093	1987/2004	1999
Palisades Promenade	—	5,253	15,547	54,541	9,664	65,677	75,341	23,435	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	16,739	7,557	21,203	28,760	8,044	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	(61)	7,055	11,974	19,029	4,798	1985	2006
Santa Monica Square	48,500	5,366	18,025	21,723	6,863	38,251	45,114	13,974	1983/2004	2001
Second Street Plaza	—	4,377	15,277	36,308	7,421	48,541	55,962	17,963	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	410,836	48,328	413,541	461,869	150,971	1981/2002	1997
Studio Plaza	—	9,347	73,358	122,044	15,015	189,734	204,749	68,366	1988/2004	1995
The Tower	65,969	9,643	160,602	4,196	9,643	164,798	174,441	20,889	1988/1998	2016
The Trillium(1)	—	20,688	143,263	85,509	21,989	227,471	249,460	80,180	1988	2005
Valley Executive Tower	104,000	8,446	67,672	104,500	11,737	168,881	180,618	60,805	1984	1998
Valley Office Plaza	—	5,731	24,329	46,172	8,957	67,275	76,232	24,902	1966/2002	1998
Verona	—	2,574	7,111	15,131	5,111	19,705	24,816	7,106	1991	1997
Village on Canon	61,745	5,933	11,389	50,012	13,303	54,031	67,334	19,444	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	421,607	59,418	697,446	756,864	256,107	1982-1993/2004	2002
Warner Corporate Center(4)	43,000	11,035	65,799	335	11,035	66,134	77,169	298	1988/2015	2008
Westside Towers	141,915	8,506	79,532	82,034	14,568	155,504	170,072	56,383	1985	1998
Westwood Center	113,343	9,512	259,341	12,344	9,513	271,684	281,197	33,966	1965/2000	2016
Westwood Place	71,000	8,542	44,419	52,040	11,448	93,553	105,001	33,866	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	40,435	14,903	59,632	74,535	21,850	1989	1999
Barrington Plaza	210,000	28,568	81,485	153,858	58,208	205,703	263,911	75,202	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	656	5,720	10,708	16,428	3,979	1974	2006
Barry	11,370	6,426	8,179	549	6,426	8,728	15,154	3,340	1973	2006
Kiowa	5,470	2,605	3,263	421	2,605	3,684	6,289	1,378	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	119,348	35,365	266,127	301,492	47,725	1968/2004/2019	2005
Pacific Plaza	78,000	10,091	16,159	74,021	27,816	72,455	100,271	25,820	1963/1998	1999
The Glendon	160,000	32,773	335,925	467	32,775	336,390	369,165	6,028	2008	2019
The Shores	212,000	20,809	74,191	199,491	60,555	233,936	294,491	82,309	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	14,961	35,163	94,061	129,224	38,965	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	1,502	26,864	120,775	147,639	16,852	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2019
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)	Total(5)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner (1)	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$4,653,264	$878,478	$6,610,605	$3,877,835	$1,152,684	$10,214,234	$11,366,918	$2,518,415

Property Under Development
1132 Bishop Street Conversion	$—	$—	$—	$16,818	$—	$16,818	$16,818	$—	N/A	N/A
Landmark II Development	—	13,070	—	79,703	13,070	79,703	92,773	—	N/A	N/A
Other Developments	—	—	—	2,124	—	2,124	2,124	—	N/A	N/A
Total Property Under Development	$—	$13,070	$—	$98,645	$13,070	$98,645	$111,715	$—

Total	$4,653,264	$891,548	$6,610,605	$3,976,480	$1,165,754	$10,312,879	$11,478,633	$2,518,415
_____________________________________________________

(1)	These properties are encumbered by our revolving credit facility, which had a zero balance as of December 31, 2019.

(2)	Includes tenant improvements and lease intangibles.

(3)	Net of fully depreciated and amortized tenant improvements and lease intangibles removed from our books.

(4)	A previously unconsolidated Fund is now treated as a consolidated JV.

(5)	At December 31, 2019, the aggregate federal income tax cost basis for consolidated real estate was $7.91 billion (unaudited).

The table below presents a reconciliation of our investment in real estate:

	Year Ended December 31,
	2019	2018	2017
Investment in real estate, gross
Beginning balance	$10,030,708	$9,829,208	$8,998,120
Property acquisitions	368,698	—	707,120
Consolidation of JV	924,578	—	—
Improvements and developments	242,854	277,229	177,655
Removal of fully depreciated and amortized tenant improvements and lease intangibles	(88,205)	(75,729)	(53,687)
Ending balance	$11,478,633	$10,030,708	$9,829,208

Accumulated depreciation and amortization
Beginning balance	$(2,246,887)	$(2,012,752)	$(1,789,678)
Depreciation and amortization	(357,743)	(309,864)	(276,761)
Other accumulated depreciation and amortization	(1,990)	—	—
Removal of fully depreciated and amortized tenant improvements and lease intangibles	88,205	75,729	53,687
Ending balance	$(2,518,415)	$(2,246,887)	$(2,012,752)

Investment in real estate, net	$8,960,218	$7,783,821	$7,816,456