Form 10-Q
period 2020-03-31
Douglas Emmett Inc
filed 2020-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 1, 2020
Common Stock, $0.01 par value per share	175,374,886	shares

Glossary

Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated Institutional Real Estate Funds
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary

Defined terms used in this Report:

Annualized Rent
Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and two single tenant buildings in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for a health club that we own and operate in Honolulu and for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.

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

Leased Rate
The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.

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

Occupancy Rate
We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.

Rental Rate
We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.

Glossary

Recurring Capital Expenditures
Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Rentable Square Feet
Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.

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

Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	adverse developments related to the Coronavirus (COVID-19) global pandemic;

•	adverse economic or real estate developments affecting Southern California or Honolulu, Hawaii;

•	competition from other real estate investors in our markets;

•	decreasing rental rates or increasing tenant incentive and vacancy rates;

•	defaults on, early terminations of, or non-renewal of leases by tenants;

•	increases in interest rates or operating costs;

•	insufficient cash flows to service our outstanding debt or pay rent on ground leases;

•	difficulties in raising capital;

•	inability to liquidate real estate or other investments quickly;

•	adverse changes to rent control laws and regulations;

•	environmental uncertainties;

•	natural disasters;

•	insufficient insurance, or increases in insurance costs;

•	inability to successfully expand into new markets and submarkets;

•	difficulties in identifying properties to acquire and failure to complete acquisitions successfully;

•	failure to successfully operate acquired properties;

•	risks associated with property development;

•	risks associated with JVs;

•	conflicts of interest with our officers and reliance on key personnel;

•	changes in zoning and other land use laws;

•	adverse results of litigation or governmental proceedings;

•	failure to comply with laws, regulations and covenants that are applicable to our business;

•	possible terrorist attacks or wars;

•	possible cyber attacks or intrusions;

•	adverse changes to accounting rules;

•	weaknesses in our internal controls over financial reporting;

•	failure to maintain our REIT status under federal tax laws; and

•	adverse changes to tax laws, including those related to property taxes.

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2020	December 31, 2019

	Unaudited
Assets
Investment in real estate:
Land	$1,152,684	$1,152,684
Buildings and improvements	9,307,283	9,308,481
Tenant improvements and lease intangibles	907,767	905,753
Property under development	143,019	111,715
Investment in real estate, gross	11,510,753	11,478,633
Less: accumulated depreciation and amortization	(2,592,996)	(2,518,415)
Investment in real estate, net	8,917,757	8,960,218
Ground lease right-of-use asset	7,477	7,479
Cash and cash equivalents	174,696	153,683
Tenant receivables	5,801	5,302
Deferred rent receivables	133,563	134,968
Acquired lease intangible assets, net	6,064	6,407
Interest rate contract assets	—	22,381
Investment in unconsolidated Fund	48,346	42,442
Other assets	19,350	16,421
Total Assets	$9,313,054	$9,349,301

Liabilities
Secured notes payable and revolving credit facility, net	$4,620,215	$4,619,058
Ground lease liability	10,878	10,882
Interest payable, accounts payable and deferred revenue	156,195	131,410
Security deposits	60,356	60,923
Acquired lease intangible liabilities, net	47,769	52,367
Interest rate contract liabilities	238,821	54,616
Dividends payable	49,113	49,111
Total liabilities	5,183,347	4,978,367

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,374,886 and 175,369,746 outstanding at March 31, 2020 and December 31, 2019, respectively	1,754	1,754
Additional paid-in capital	3,486,442	3,486,356
Accumulated other comprehensive loss	(165,872)	(17,462)
Accumulated deficit	(780,562)	(758,576)
Total Douglas Emmett, Inc. stockholders' equity	2,541,762	2,712,072
Noncontrolling interests	1,587,945	1,658,862
Total equity	4,129,707	4,370,934
Total Liabilities and Equity	$9,313,054	$9,349,301
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenues
Office rental
Rental revenues and tenant recoveries	$185,827	$167,235
Parking and other income	34,062	30,055
Total office revenues	219,889	197,290

Multifamily rental
Rental revenues	29,086	24,893
Parking and other income	2,375	2,003
Total multifamily revenues	31,461	26,896

Total revenues	251,350	224,186

Operating Expenses
Office expenses	69,664	63,449
Multifamily expenses	9,356	7,555
General and administrative expenses	10,335	9,832
Depreciation and amortization	97,777	79,873
Total operating expenses	187,132	160,709

Operating income	64,218	63,477

Other income	1,989	2,898
Other expenses	(1,396)	(1,845)
Income from unconsolidated Funds	323	1,551
Interest expense	(35,420)	(33,293)
Net income	29,714	32,788
Less: Net income attributable to noncontrolling interests	(2,791)	(4,087)
Net income attributable to common stockholders	$26,923	$28,701

Net income per common share – basic and diluted	$0.15	$0.17

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$29,714	$32,788
Other comprehensive loss: cash flow hedges	(207,459)	(33,308)
Comprehensive loss	(177,745)	(520)
Less: Comprehensive loss attributable to noncontrolling interests	56,258	6,220
Comprehensive (loss) income attributable to common stockholders	$(121,487)	$5,700

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended March 31,
		2020	2019

Shares of Common Stock	Beginning balance	175,370	170,215
	Exchange of OP Units for common stock	5	22
	Ending balance	175,375	170,237

Common Stock	Beginning balance	$1,754	$1,702
	Ending balance	$1,754	$1,702

Additional Paid-in Capital	Beginning balance	$3,486,356	$3,282,316
	Exchange of OP Units for common stock	90	363
	Repurchase of OP Units with cash	(4)	(291)
	Ending balance	$3,486,442	$3,282,388

AOCI	Beginning balance	$(17,462)	$53,944
	Cash flow hedge adjustments	(148,410)	(23,001)
	Ending balance	$(165,872)	$30,943

Accumulated Deficit	Beginning balance	$(758,576)	$(935,630)
	ASU 2016-02 adoption	—	(2,144)
	Net income attributable to common stockholders	26,923	28,701
	Dividends	(48,909)	(44,262)
	Ending balance	$(780,562)	$(953,335)

Noncontrolling Interests	Beginning balance	$1,658,862	$1,446,098
	ASU 2016-02 adoption	—	(355)
	Net income attributable to noncontrolling interests	2,791	4,087
	Cash flow hedge adjustments	(59,049)	(10,307)
	Distributions	(18,366)	(15,760)
	Exchange of OP Units for common stock	(90)	(363)
	Repurchase of OP Units with cash	(3)	(216)
	Stock-based compensation	3,800	3,300
	Ending balance	$1,587,945	$1,426,484

Total Equity	Beginning balance	$4,370,934	$3,848,430
	ASU 2016-02 adoption	—	(2,499)
	Net income	29,714	32,788
	Cash flow hedge adjustments	(207,459)	(33,308)
	Repurchase of OP Units with cash	(7)	(507)
	Dividends	(48,909)	(44,262)
	Distributions	(18,366)	(15,760)
	Stock-based compensation	3,800	3,300
	Ending balance	$4,129,707	$3,788,182

	Dividends declared per common share	$0.28	$0.26
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$29,714	$32,788
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(323)	(1,551)
Depreciation and amortization	97,777	79,873
Net accretion of acquired lease intangibles	(4,256)	(4,120)
Straight-line rent	1,406	(4,369)
Write-off of uncollectible amounts	1,696	1,688
Deferred loan costs amortized and written off	1,876	1,917
Amortization of loan premium	(215)	(51)
Amortization of stock-based compensation	2,941	2,630
Operating distributions from unconsolidated Funds	394	1,551
Change in working capital components:
Tenant receivables	(2,195)	(2,598)
Interest payable, accounts payable and deferred revenue	24,787	25,369
Security deposits	(567)	69
Other assets	475	(707)
Net cash provided by operating activities	153,510	132,489

Investing Activities
Capital expenditures for improvements to real estate	(32,530)	(46,498)
Capital expenditures for developments	(25,883)	(17,565)
Acquisition of additional interests in unconsolidated Fund	(6,591)	—
Capital distributions from unconsolidated Funds	219	2,225
Net cash used in investing activities	(64,785)	(61,838)

Financing Activities
Proceeds from borrowings	30,000	72,318
Repayment of borrowings	(30,185)	(77,495)
Loan cost payments	(247)	(1,449)
Distributions paid to noncontrolling interests	(18,366)	(15,760)
Dividends paid to common stockholders	(48,907)	(44,263)
Repurchase of OP Units	(7)	(507)
Net cash used in financing activities	(67,712)	(67,156)

Increase in cash and cash equivalents and restricted cash	21,013	3,495
Cash and cash equivalents and restricted cash - beginning balance	153,804	146,348
Cash and cash equivalents and restricted cash - ending balance	$174,817	$149,843

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2020	2019
Operating Activities
Cash paid for interest, net of capitalized interest	$33,738	$31,060
Capitalized interest paid	$881	$838

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$34,916	$17,070
Capitalized stock-based compensation for improvements to real estate and developments	$859	$670
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$19,887	$16,805
Removal of fully amortized acquired lease intangible assets	$88	$1,786
Removal of fully accreted acquired lease intangible liabilities	$1,284	$873
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$—	$10,887
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$—	$3,408
Recognition of ground lease liability - Adoption of ASU 2016-02	$—	$10,887

Non-cash Financing Transactions
Loss recorded in AOCI - consolidated derivatives	$(206,597)	$(21,563)
Loss recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(370)	$(2,405)
Accrual for deferred loan costs	$72	$—
Dividends declared	$48,909	$44,262
Exchange of OP Units for common stock	$90	$363

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
At March 31, 2020, our Consolidated Portfolio consisted of (i) a 17.9 million square foot office portfolio, (ii) 4,161 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at March 31, 2020, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2020, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.11 billion of consolidated debt. See Note 7. We also consolidate four JVs. As of March 31, 2020, these consolidated entities had aggregate total consolidated assets of $9.31 billion (of which $8.92 billion related to investment in real estate), aggregate total consolidated liabilities of $5.18 billion (of which $4.62 billion related to debt), and aggregate total consolidated equity of $4.13 billion (of which $1.59 billion related to noncontrolling interests).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2019 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2019 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

We account for our rental revenues and tenant recoveries in accordance with Topic 842 "Leases". Rental revenues and tenant recoveries are included in: (i) Rental revenues and tenant recoveries under Office rental, and (ii) Rental revenues under Multifamily rental, in our consolidated statements of operations.

We account for our office parking revenues in accordance with ASC 606 "Revenue from Contracts with Customers". Office parking revenues are included in Parking and other income under Office rental in our consolidated statements of operations. Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $30.2 million and $26.4 million for the three months ended March 31, 2020 and 2019, respectively. Office parking receivables were $1.2 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

ASUs Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us is the first quarter of 2020. The amendments in the ASU should be applied on a modified-retrospective basis. The ASU impacts our measurement of credit losses for our Office parking receivables, which were $1.2 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets. We adopted the ASU in the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

ASU 2020-04 (Topic 848 - "Reference Rate Reform")

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform". The ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur. Our election to apply the hedge accounting expedients did not have a material impact on our consolidated financial statements in the first quarter of 2020.

3. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of March 31, 2020, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense of $182 thousand and $180 thousand for the three months ended March 31, 2020 and 2019, respectively, which is included in Office expenses in our consolidated statements of operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2020:

Twelve months ending March 31:	(In thousands)

2021	$733
2022	733
2023	733
2024	733
2025	733
Thereafter	45,262
Total future minimum lease payments	$48,927

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2020	December 31, 2019

Above-market tenant leases	$7,131	$7,220
Above-market tenant leases - accumulated amortization	(1,990)	(1,741)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(229)	(224)
Acquired lease intangible assets, net	$6,064	$6,407

Below-market tenant leases	$101,299	$102,583
Below-market tenant leases - accumulated accretion	(53,530)	(50,216)
Acquired lease intangible liabilities, net	$47,769	$52,367

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2020	2019

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,259	$4,124
Amortization of an above-market ground lease asset(2)	(3)	(4)
Total	$4,256	$4,120
______________________________________________

(1)	Recorded as a net increase to office and multifamily rental revenues.

(2)	Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

5. Investments in Unconsolidated Funds

Description of our Funds

As of March 31, 2020, we manage and own an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund own two office properties totaling 0.4 million square feet. During the three months ended March 31, 2020 we purchased additional interests of 3.6% in Partnership X for $6.6 million.
On November 21, 2019, we restructured Fund X which resulted in Fund X being treated as a consolidated JV from November 21, 2019, and we closed the Opportunity Fund. See Note 6 in our 2019 Annual Report on Form 10-K for more information.
At March 31, 2019, we managed and held direct and indirect equity interests in three unconsolidated Funds, consisting of 6.2% of the Opportunity Fund, 71.3% of Fund X and 24.5% of Partnership X, through which we and investors in the Funds' owned eight office properties totaling 1.8 million square feet. We did not purchase any interests in the Funds during the three months ended March 31, 2019.
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

	Three Months Ended March 31,
(In thousands)	2020	2019

Operating distributions received(1)	$394	$1,551
Capital distributions received(1)	219	2,225
Total distributions received(1)	$613	$3,776

_________________________________________________

(1)
The distributions are not directly comparable to the prior period, the distributions during the three months ended March 31, 2020 reflect distributions from Partnership X, whereas the distributions during the three months ended March 31, 2019 reflect distributions from the Opportunity Fund, Fund X and Partnership X.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	March 31, 2020	December 31, 2019

Total assets(1)	$135,547	$136,479
Total liabilities(1)	$114,056	$113,330
Total equity(1)	$21,491	$23,149
______________________________________________
(1) The balances reflect the financial position of Partnership X.

	Three Months Ended March 31,
(In thousands)	2020	2019

Total revenues(1)	$4,602	$20,159
Operating income(1)	$1,522	$5,395
Net income(1)	$886	$1,332

______________________________________________

(1)
The results of operations are not directly comparable to the prior period, the balances for the three months ended March 31, 2020 reflect the operations of Partnership X, whereas the balances for the three months ended March 31, 2019 reflect the combined operations of the Opportunity Fund, Fund X and Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

6. Other Assets

(In thousands)	March 31, 2020	December 31, 2019

Restricted cash	$121	$121
Prepaid expenses	9,797	8,711
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,484	2,368
Other(1)	4,960	3,233
Total other assets	$19,350	$16,421

_________________________________________
(1) During the three months ended March 31, 2020, we recorded an asset write-down of $2.8 million for the estimated property damage related to a fire at one of our residential properties and recorded a corresponding insurance recovery receivable, as the recovery of the property damage loss is considered probable.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

7. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2020	Principal Balance as of December 31, 2019	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Wholly Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)(4)	8/15/2026	415,000	415,000	LIBOR + 1.10%	2.58%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)(5)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.77%	10/1/2024
Term loan(3)(6)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)(7)	6/1/2029	125,000	125,000	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(8)	6/1/2038	30,679	30,864	N/A	4.55%	N/A
Revolving credit facility(9)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,113,079	3,113,264

Consolidated JVs
Term loan(3)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(3)	7/1/2024	400,000	400,000	LIBOR + 1.65%	3.44%	7/1/2022
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(10)		4,653,079	4,653,264
Unamortized loan premium, net		6,526	6,741
Unamortized deferred loan costs, net		(39,390)	(40,947)
Total Consolidated Debt, net		$4,620,215	$4,619,058
_______________________________________________________________________
Except as noted below, our loans and revolving credit facility: (i) are non-recourse, (ii) are secured by separate collateral pools consisting of one or more properties, (iii) require interest-only monthly payments with the outstanding principal due upon maturity, and (iv) contain certain financial covenants which could require us to deposit excess cash flow with the lender under certain circumstances unless we (at our option) either provide a guarantee or additional collateral or pay down the loan within certain parameters set forth in the loan documents.  Certain loans with maturity date extensions require us to meet minimum financial thresholds in order to exercise those extensions.

(1)	Maturity dates include the effect of extension options.

(2)
Effective rate as of March 31, 2020. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 9 for details of our interest rate swaps. See below for details of our loan costs.

(3)	The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.

(4)	Effective rate will increase to 3.07% on April 1, 2020.

(5)	Effective rate will decrease to 2.36% on July 1, 2020.

(6)	Effective rate will increase to 2.31% on July 1, 2021.

(7)	Effective rate will increase to 3.25% on December 1, 2020.

(8)	Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

(9)	$400 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The loan agreement includes a zero-percent LIBOR floor.

(10)	The table does not include our unconsolidated Fund's loan - see Note 15. See Note 12 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2020	Principal Balance as of December 31, 2019

Aggregate swapped to fixed rate loans	$4,622,400	$4,622,400
Aggregate fixed rate loans	30,679	30,864
Total Debt	$4,653,079	$4,653,264

The table below summarizes certain consolidated debt statistics as of March 31, 2020:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.65
Weighted average remaining life (including extension options)	5.9 years
Weighted average remaining fixed interest period	3.6 years
Weighted average annual interest rate	3.00%

Future Principal Payments

At March 31, 2020, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Including Maturity Extension Options(1)

(In thousands)

2021	$760
2022	796
2023	580,833
2024	300,871
2025	1,135,912
Thereafter	2,633,907
Total future principal payments	$4,653,079
____________________________________________

(1)	Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Costs

Deferred loan costs are net of accumulated amortization of $32.6 million and $30.7 million at March 31, 2020 and December 31, 2019, respectively. The table below presents loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2020	2019

Deferred loan cost amortization	$1,876	$1,917

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2020	December 31, 2019

Interest payable	$11,728	$11,707
Accounts payable and accrued liabilities	96,627	66,437
Deferred revenue	47,840	53,266
Total interest payable, accounts payable and deferred revenue	$156,195	$131,410

9. Derivative Contracts

We make use of interest rate swap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 7 regarding our debt, and our consolidated JVs' debt, that is hedged. See Note 15 regarding our unconsolidated Fund's debt that is hedged.

Derivative Summary

As of March 31, 2020, our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Fund, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	47	$5,517,400
Unconsolidated Fund's derivatives(3)(4)(5)	1	$110,000

___________________________________________________

(1)	The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The notional amount includes forward swaps with a total initial notional of $895.0 million, that will increase to $1.48 billion in the future to replace existing swaps as they expire.

(3)	The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

(4)	Our derivative contracts do not provide for right of offset between derivative contracts.

(5)	See Note 12 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of March 31, 2020, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' or our unconsolidated Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2020	December 31, 2019

Consolidated derivatives(1)	$245,311	$56,896
Unconsolidated Fund's derivatives(2)	$496	$—

___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

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

(In thousands)	March 31, 2020	December 31, 2019

Consolidated derivatives(1)	$59	$23,275
Unconsolidated Fund's derivatives(2)	$—	$963
___________________________________________________

(1)	The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

(2)	The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2020	2019
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Loss recorded in AOCI before reclassifications(1)	$(206,597)	$(21,563)
Gains reclassified from AOCI to Interest Expense(1)	$(420)	$(8,724)
Interest Expense presented in the consolidated statements of operations	$(35,420)	$(33,293)
Unconsolidated Funds' derivatives (our share)(2):
Loss recorded in AOCI before reclassifications(1)	$(370)	$(2,405)
Gains reclassified from AOCI to Income from unconsolidated Funds(1)	$(72)	$(616)
Income from unconsolidated Funds presented in the consolidated statements of operations	$323	$1,551
___________________________________________________

(1)	See Note 10 for our AOCI reconciliation.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Future Reclassifications from AOCI

At March 31, 2020, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(62,013)
Unconsolidated Fund's derivative (our share)(1):
Losses to be reclassified from AOCI to Income from unconsolidated Funds	$(371)

_________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

10.  Equity

Transactions

During the three months ended March 31, 2020, (i) we acquired 5 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 150 OP Units for $7 thousand in cash.

During the three months ended March 31, 2019, (i) we acquired 22 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 13 thousand OP Units for $507 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 29.1 million OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total outstanding interests as of March 31, 2020 when we owned 175.4 million OP Units (to match our 175.4 million shares of outstanding common stock). A share of our common stock, an OP Unit and an LTIP Unit (once vested and booked up) have essentially the same economic characteristics, sharing equally in the distributions from our Operating Partnership.  Investors who own OP Units have the right to cause our Operating Partnership to acquire their OP Units for an amount of cash per unit equal to the market value of one share of our common stock at the date of acquisition, or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis. LTIP Units have been granted to our employees and non-employee directors as part of their compensation. These awards generally vest over a service period and once vested can generally be converted to OP Units provided our stock price increases by more than a specified hurdle.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2020	2019

Net income attributable to common stockholders	$26,923	$28,701

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	90	363
Repurchase of OP Units from noncontrolling interests	(4)	(291)
Net transfers from noncontrolling interests	86	72

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$27,009	$28,773

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2020	2019

Beginning balance	$(17,462)	$53,944
Consolidated derivatives:
Other comprehensive loss before reclassifications	(206,597)	(21,563)
Reclassification of gains from AOCI to Interest Expense	(420)	(8,724)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive loss before reclassifications	(370)	(2,405)
Reclassification of gains from AOCI to Income from unconsolidated Funds	(72)	(616)
Net current period OCI	(207,459)	(33,308)
OCI attributable to noncontrolling interests	59,049	10,307
OCI attributable to common stockholders	(148,410)	(23,001)

Ending balance	$(165,872)	$30,943
___________________________________________________

(1)	See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.

(2)	We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

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

	Three Months Ended March 31,
(In thousands)	2020	2019

Stock-based compensation expense, net	$2,941	$2,630
Capitalized stock-based compensation	$859	$670

11. EPS

We calculate basic EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP awards that contain non-forfeitable rights to dividends as participating securities and include these securities in the computation of basic and diluted EPS using the two-class method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2020	2019
Numerator (In thousands):
Net income attributable to common stockholders	$26,923	$28,701
Allocation to participating securities: Unvested LTIP Units	(106)	(126)
Net income attributable to common stockholders - basic and diluted	$26,817	$28,575

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,373	170,221

Net income per common share - basic and diluted	$0.15	$0.17

____________________________________________________

(1)
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

	Three Months Ended March 31,
(In thousands)	2020	2019

OP Units	28,295	26,340
Vested LTIP Units	799	1,835

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of March 31, 2020, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2020	December 31, 2019

Fair value	$4,681,015	$4,678,623
Carrying value	$4,653,079	$4,653,264

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

(In thousands)	March 31, 2020	December 31, 2019

Fair value	$14,510	$12,218
Carrying value	$10,878	$10,882

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Financial instruments measured at fair value

Derivative instruments: See Note 9 for the details of our derivatives. We present our derivatives on the balance sheet at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own non-performance risk. Our derivatives are not subject to master netting arrangements.  The table below presents the estimated fair value of our derivatives:

(In thousands)	March 31, 2020	December 31, 2019
Derivative Assets:
Fair value - consolidated derivatives(1)	$—	$22,381
Fair value - unconsolidated Fund's derivatives(2)	$—	$889

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$238,821	$54,616
Fair value - unconsolidated Fund's derivatives(2)	$554	$—

____________________________________________________

(1)
Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.

(2)
The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Funds in our consolidated balance sheets. See Note 15 regarding our unconsolidated Fund's debt and derivatives.

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

(In thousands)	Three Months Ended March 31,
	2020	2019
Office Segment
Total office revenues	$219,889	$197,290
Office expenses	(69,664)	(63,449)
Office segment profit	150,225	133,841

Multifamily Segment
Total multifamily revenues	31,461	26,896
Multifamily expenses	(9,356)	(7,555)
Multifamily segment profit	22,105	19,341

Total profit from all segments	$172,330	$153,182

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2020	2019

Total profit from all segments	$172,330	$153,182
General and administrative expenses	(10,335)	(9,832)
Depreciation and amortization	(97,777)	(79,873)
Other income	1,989	2,898
Other expenses	(1,396)	(1,845)
Income from unconsolidated Funds	323	1,551
Interest expense	(35,420)	(33,293)
Net income	29,714	32,788
Less: Net income attributable to noncontrolling interests	(2,791)	(4,087)
Net income attributable to common stockholders	$26,923	$28,701

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at March 31, 2020:

Twelve months ending March 31:	(In thousands)

2021	$659,922
2022	573,790
2023	483,898
2024	378,781
2025	289,063
Thereafter	677,360
Total future minimum base rentals(1)	$3,062,814

___________________________________

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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2020 and 2019, no tenant accounted for more than 10% of our total revenues.

All of our properties, including the properties of our consolidated JVs and unconsolidated Fund, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

We are subject to credit risk with respect to our interest rate swap counterparties that we use to manage the risk associated with our floating rate debt. We do not post or receive collateral with respect to our swap transactions. Our swap contracts do not provide for right of offset between derivative contracts. See Note 9 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of high quality counterparties with investment grade ratings.

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

As of March 31, 2020, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2020, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments. We expect the conversion to occur in phases over a number of years as the office space is vacated. As of March 31, 2020, we had an aggregate remaining contractual commitment for these and other development projects of approximately $211.4 million. As of March 31, 2020, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $25.5 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2020, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Fund's debt as of March 31, 2020. The amounts reflect 100%, not our pro-rata share, of the amounts related to our Fund:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(3)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
___________________________________________________

(1)	See Note 5 for more information regarding our unconsolidated Fund.

(2)
Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of March 31, 2020, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.9 million.

(3)	Loan agreement includes a zero-percent LIBOR floor. The corresponding swap does not include such a floor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. Our results of operations were affected by transactions during the respective period - see Financings, Developments and Repositionings further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2020, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	70	72
Rentable Square Feet (in thousands)(3)	17,939	18,324
Leased rate	92.3%	92.2%
Occupancy rate	90.9%	90.8%

Multifamily
Properties	11	11
Units	4,161	4,161
Leased rate	98.0%	98.0%
Occupied rate	96.1%	96.1%

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
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund. See Note 5 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Fund.
(3) During the three months ended March 31, 2020, we removed approximately 223,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments.

Revenues by Segment and Location

During the three months ended March 31, 2020, revenues from our Consolidated Portfolio were derived as follows:

____

Impacts of the COVID-19 Pandemic

Beginning late in the first quarter, our tenants have been struggling with the impacts of the current pandemic on their business. In addition, the cities where we primarily operate, Los Angeles, Beverly Hills, and Santa Monica, have passed unusually punitive ordinances prohibiting evictions and allowing rent deferral for residential, retail, and office tenants, regardless of financial distress. The ordinances cover our residential, retail and office tenants (with some carve outs for large tenants) and generally prohibit landlords not only from evicting tenants but also from imposing any late fees or interest. Under the ordinances, tenants are required to pay back the deferred rent within 3 to 12 months after the end of the emergency. By eliminating any fees or interest and providing long payback periods, tenants essentially have the option of a free loan.

As of May 6, 2020, our collections for the month of April 2020 were 87% of aggregate base rent billed without any new abatements, consisting of residential at 95%, office at 90% and our small retail component at 22%. We don’t know how this pandemic will impact collections in subsequent months. We have also seen a slowdown in leasing, and we don’t know how long that will last or how it will affect occupancy. We have seen low attendance at our office properties, which will likely continue until at least the lifting of the stay at home orders. During this time, we expect some savings from variable expenses to help offset expected declines in parking revenue.

Many things could change even before the stay in place orders begin to be lifted:
•Many of our small tenants have applied for Federal assistance, which can be forgiven if they pay their rent by June.

•	The local governments that have authorized rent deferrals are considering excluding office tenants, which would reduce or eliminate that headwind.
•Leasing could start to recover as tenants come closer to the end of their existing leases.
•On the other hand, we could see more tenants stop paying rent if the impact to their business grows.

These uncertainties are compounded by many other critical variables on which we have little information: how long the current “stay in place” orders remain, how they are phased out, how businesses react after they are phased out, and whether there is another pandemic wave or waves in the future.

On the capital front, construction is continuing on our two large multifamily development projects, although it may take a little longer under current conditions. For the moment, we have suspended work on new office repositioning projects, and acquisitions in our markets seem to be on hold as buyers and sellers evaluate the new conditions.

Overall, the pandemic is expected to impact many parts of our business, and those impacts could be material. For more information of the risks to our business, please see Item 1A "Risk Factors."

Financings, Developments and Repositionings

Financings

During the first quarter of 2020:

◦
We entered into forward interest rate swaps to hedge future term-loan refinancings. The forward swaps have an initial notional amount of $495.0 million, with effective dates ranging from June 2020 to March 2021, and maturity dates ranging from April 2025 to June 2025, fixing the one-month LIBOR interest rate in a range of 0.74% to 0.91%.

See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•	Residential High-Rise Tower, Brentwood, California
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to an existing office building and a 712 unit residential property, both of which we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. Construction continues on the project, although we may face some delays as a result of the impact of the pandemic on permitting and other logistics. We currently expect the first units to be delivered in 2022.

•	1132 Bishop Street, Honolulu, Hawaii
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 apartments. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district. We expect the conversion to occur in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion and potential impacts from the pandemic. The first phase of construction commenced in June 2019 and we are on-track to deliver the first 98 units over the next few months.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio:

	Three Months Ended	Year Ended December 31,
	March 31, 2020	2019	2018	2017	2016

Average straight-line rental rate(1)(2)	$43.24	$49.65	$48.77	$44.48	$43.21
Annualized lease transaction costs(3)	$4.70	$6.02	$5.80	$5.68	$5.74

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Three Months Ended March 31, 2020

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$39.11	$42.74	9.3%
Straight-line Rent	$35.26	$43.24	22.6%

___________________________________________________

(1)
Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the quarter compared to the prior leases for the same space. Excludes Short-Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space being taken out of service, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant that are not reflected in the prior lease document.

(2)	Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Three Months Ended	Year Ended December 31,
	March 31, 2020	2019	2018	2017	2016

Average annual rental rate - new tenants(1)	$28,770	$28,350	$27,542	$28,501	$28,435

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

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2020 (new tenants and existing tenants undergoing annual rent review) was 2.2% higher than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2020	2019	2018	2017	2016

Office portfolio	90.8%	91.4%	90.3%	89.8%	90.4%
Multifamily portfolio(2)	96.1%	95.2%	97.0%	96.4%	97.9%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	March 31, 2020	2019	2018	2017	2016

Office portfolio	91.1%	90.7%	89.4%	89.5%	90.6%
Multifamily portfolio(2)	95.7%	96.5%	96.6%	97.2%	97.6%

___________________________________________________

(1)	Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.

(2)
The Occupancy Rate for our multifamily portfolio was impacted by an acquisition in 2019 and by new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018 - see "Financings, Developments and Repositionings" above.

(3)	Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of March 31, 2020, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2017, 2018, and 2019 with the same remaining duration as the leases for the labeled year had at March 31, 2020. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

	Three Months Ended March 31,		Favorable
	2020	2019	(Unfavorable)%		Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$185,827	$167,235	$18,592	11.1%
The increase was due to (i) $15.2 million of rental revenue and tenant recoveries from a JV we consolidated in November 2019, (ii) an increase of $3.3 million of rental revenue and tenant recoveries from properties that we owned throughout both periods, due to higher rental and occupancy rates, and (iii) $1.1 million of rental revenue and tenant recoveries from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $1.0 million of rental revenue and tenant recoveries at an office building we are converting to a residential building in Hawaii.

Office parking and other income	$34,062	$30,055	$4,007	13.3%
The increase was due to (i) $2.9 million of parking and other income from a JV we consolidated in November 2019, (ii) an increase in parking and other income of $1.0 million from properties we owned throughout both periods, due to higher occupancy and rates, and (iii) $0.3 million of parking and other income from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $0.2 million in parking and other income at an office building we are converting to a residential building in Hawaii.

Multifamily revenue	$31,461	$26,896	$4,565	17.0%
The increase was due to (i) revenue of $4.3 million from the residential community we acquired in June 2019, (ii) an increase in revenues of $1.2 million from the new apartments at our Moanalua Hillside Apartments development, partly offset by (iii) a decrease in revenues of $0.9 million from a residential property where 138 units are temporarily unoccupied as a result of a fire.

Operating expenses

Office rental expenses	$69,664	$63,449	$(6,215)	(9.8)%
The increase was due to (i) rental expenses of $5.2 million from a JV we consolidated in November 2019, (ii) an increase of $1.1 million of rental expenses from properties that we owned throughout both periods, and (iii) $0.4 million of rental expenses from retail space at the residential community we acquired in June 2019, partly offset by (iv) a decrease of $0.5 million in rental expenses at an office building we are converting to a residential building in Hawaii. The increase in rental expenses from properties that we owned throughout both periods was due to an increase in professional fees, scheduled services expenses, property taxes and insurance expenses.

	Three Months Ended March 31,		Favorable
	2020	2019	(Unfavorable)%		Commentary

	(In thousands)

Multifamily rental expenses	$9,356	$7,555	$(1,801)	(23.8)%
The increase was due to (i) $1.5 million of rental expenses from the residential community we acquired in June 2019, (ii) an increase of $0.2 million from our residential properties that we owned throughout both periods, and (iii) an increase in rental expenses of $0.1 million from our new apartments at our Moanalua Hillside Apartments development. The increase in rental expenses from our properties that we owned throughout both periods was due to an increase in personnel expenses, property taxes and scheduled services expenses.

General and administrative expenses	$10,335	$9,832	$(503)	(5.1)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$97,777	$79,873	$(17,904)	(22.4)%
The increase due to (i) depreciation and amortization of $9.0 million from a JV we consolidated in November 2019, (ii) an increase of $8.0 million from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, (iii) $2.3 million of depreciation and amortization from the residential community that we acquired in June 2019, and (iv) an increase of $0.6 million from new apartments at our Moanalua Hillside Apartments development, partly offset by (v) a decrease of $1.8 million in depreciation and amortization expense at the properties we owned throughout both periods. The decrease for the properties we owned throughout both periods was due to accelerated depreciation in the comparable period for various properties that we repositioned.

Non-Operating Income and Expenses

Other income	$1,989	$2,898	$(909)	(31.4)%
The decrease was primarily due to a decrease in revenues related to our Fund that was consolidated as a JV in November 2019, and a decrease in interest income due to lower money market balances and interest rates.

Other expenses	$(1,396)	$(1,845)	$449	24.3%
The decrease was primarily due to a decrease in expenses related to our Fund that was consolidated as a JV in November 2019, and a decrease in expenses for the health club in Honolulu that we own and operate.

Income from unconsolidated Funds	$323	$1,551	$(1,228)	(79.2)%	The decrease was primarily due to the consolidation of one of our Funds as a JV in November 2019.
Interest expense	$(35,420)	$(33,293)	$(2,127)	(6.4)%	The increase was primarily due to higher debt balances related to a JV we consolidated in November 2019 and the residential community that we acquired in June 2019.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify the impact of trends in occupancy rates, rental rates and operating costs from year to year, excluding impacts from changes in the value of our real estate, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net income.

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

For the three months ended March 31, 2020, FFO increased by $8.8 million, or 8.5%, to $111.9 million, compared to $103.1 million for the three months ended March 31, 2019. The increase was primarily due to (i) an increase in operating income from our office portfolio due to an increase in rental and occupancy rates, and an increase in our ownership interest in a JV we consolidated in November 2019, and (ii) an increase in operating income from our residential portfolio due to the acquisition in June 2019 of the The Glendon residential community, and leasing of new units at our Moanalua Hillside Apartments development.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
(In thousands)	2020	2019

Net income attributable to common stockholders	$26,923	$28,701
Depreciation and amortization of real estate assets	97,777	79,873
Net income attributable to noncontrolling interests	2,791	4,087
Adjustments attributable to unconsolidated Funds'(1)(3)	654	4,514
Adjustments attributable to consolidated JVs(2)(3)	(16,263)	(14,077)
FFO	$111,882	$103,098

_______________________________________________

(1)	Adjusts for our share of our unconsolidated Funds' depreciation and amortization of real estate assets.

(2)	Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

(3)
We restructured one of our unconsolidated Funds in November 2019 after which it was consolidated as a JV. The adjustments for the unconsolidated Funds and consolidated JVs are therefore not directly comparable to the prior period. See Note 6 in our 2019 Annual Report on Form 10-K for more information.

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

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

Our Same Properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented include 100% (not our pro-rata share).

	Three Months Ended March 31,		Favorable
	2020	2019	(Unfavorable)%		Commentary
	(In thousands)

Office revenues	$197,060	$192,785	$4,275	2.2%
The increase was primarily due to (i) an increase in rental revenues due to an increase in rental and occupancy rates, (ii) an increase in tenant recoveries due to an increase in recoverable operating costs and (iii) an increase in parking and other income.

Office expenses	(61,948)	(60,876)	(1,072)	(1.8)%	The increase was primarily due to an increase in professional fees, scheduled services expenses, property taxes and insurance expenses.
Office NOI	135,112	131,909	3,203	2.4%

Multifamily revenues	15,657	15,833	(176)	(1.1)%	The decrease was primarily due to (i) a decrease in rental revenues due to a decrease in occupancy, partly offset by (ii) an increase in parking and other income.
Multifamily expenses	(4,158)	(4,021)	(137)	(3.4)%	The increase was primarily due to an increase in scheduled services expenses, personnel expenses and legal fees.
Multifamily NOI	11,499	11,812	(313)	(2.6)%

Total NOI	$146,611	$143,721	$2,890	2.0%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands)	2020	2019
Same Property NOI	$146,611	$143,721
Non-comparable office revenues	22,829	4,505
Non-comparable office expenses	(7,716)	(2,573)
Non-comparable multifamily revenues	15,804	11,063
Non-comparable multifamily expenses	(5,198)	(3,534)
NOI	172,330	153,182
General and administrative expenses	(10,335)	(9,832)
Depreciation and amortization	(97,777)	(79,873)
Operating income	64,218	63,477
Other income	1,989	2,898
Other expenses	(1,396)	(1,845)
Income from unconsolidated Funds	323	1,551
Interest expense	(35,420)	(33,293)
Net income	29,714	32,788
Less: Net income attributable to noncontrolling interests	(2,791)	(4,087)
Net income attributable to common stockholders	$26,923	$28,701

Liquidity and Capital Resources

Short-term liquidity

During the three months ended March 31, 2020, we generated cash from operations of $153.5 million. As of March 31, 2020, we had $174.7 million of cash and cash equivalents, and we had a zero balance on our $400.0 million revolving credit facility. Our earliest debt maturity is February 28, 2023. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of March 31, 2020, approximately 41% of our total office portfolio is totally unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

On March 20, 2020, our Board of Directors authorized us to repurchase up to $400 million of our common stock at any time through June 30, 2021. They did not obligate us to acquire any shares, and as of the date of this Report, we have not repurchased any common stock pursuant to this authorization. Whether we make any future share repurchases, as well as the timing and number of shares repurchased, will depend on a variety of factors, which may include price, general business and market conditions, and alternative investment opportunities. Under this authorization, repurchases could be made from time to time in compliance with the rules of the SEC and other applicable legal requirements using a variety of methods, including open market purchases. We expect that any repurchases would be financed primarily through free cash flow, borrowings under our line of credit, or other borrowings.

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

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2020, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 15 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt.

Cash Flows

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

	Three Months Ended March 31,		Increase
	2020	2019	(Decrease)%
	(In thousands)

Net cash provided by operating activities(1)	$153,510	$132,489	$21,021	15.9%
Net cash used in investing activities(2)	$(64,785)	$(61,838)	$2,947	4.8%
Net cash used in financing activities(3)	$(67,712)	$(67,156)	$556	0.8%

________________________________________________________________________

(1)
Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase in cash provided by operating activities was primarily due to: (i) an increase in operating income from our office portfolio due to an increase in rental and occupancy rates, and an increase in our ownership interest in a JV we consolidated in November 2019, and (ii) an increase in operating income from our residential portfolio due to the acquisition in June 2019 of the The Glendon residential community, and leasing of new units at our Moanalua Hillside Apartments development.

(2)
Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash used in investing activities was primarily due to: (i) an increase of $8.3 million in capital expenditures for developments, (ii) $6.6 million paid for the acquisition of additional interests in our Fund, and (iii) a decrease of $2.0 million in capital distributions received from our Funds, partly offset by a decrease of $14.0 million in capital expenditures for improvements to real estate.

(3)
Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash used in financing activities was primarily due to: (i) an increase of $4.6 million in dividends paid to our stockholders, (ii) an increase of $2.6 million in distributions paid to noncontrolling interests, partly offset by: (a) a decrease of $5.0 million in net borrowings, (b) a decrease in loan cost payments of $1.2 million, and (c) a decrease of $0.5 million paid to repurchase OP Units.

Critical Accounting Policies

We adopted ASUs during the first quarter of 2020 - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of new accounting pronouncements. The adoption of the ASUs did not have a material impact on our financial statements. We have not made any other changes during the period covered by this Report to our critical accounting policies disclosed in our 2019 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. As of March 31, 2020, we have no outstanding floating rate debt that is unhedged.

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

During the first quarter of 2020, we elected to apply the hedge accounting expedients under ASU 2020-04 (Topic 848 - "Reference Rate Reform") - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of new accounting pronouncements. Application of these expedients maintains the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections, as applicable, as additional changes in the market occur.

Item 4.  Controls and Procedures

As of March 31, 2020, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for the new risk factor identified below, and any other additional relevant information disclosed in our public reports during 2020, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The adverse developments related to the COVID-19 global pandemic could adversely affect our business, financial position, results of operations, cash flows, our ability to service our debt, our ability to pay dividends to our stockholders, our REIT status, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and/or the market price of our common stock.

The COVID-19 global pandemic has led to severe disruption to general economic activities as governments and businesses take actions to mitigate the public health crisis. The extent to which the COVID-19 global pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus, and how quickly and to what extent normal economic and operating conditions resume. Even if the COVID-19 global pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any resulting economic recession.
Although the impacts of the pandemic cannot be predicted at this time, some potential impacts from the pandemic could include:

•	Government actions that reduce or otherwise hinder our ability to collect rent promptly or at all, adversely affect tenant demand, increase our costs or otherwise reduce our collections;

•	Supply chain, governmental or other disruptions that adversely affect construction or our operations and/or those of our tenants;

•	Economic pressure on our tenants, which could lead to lower collections or defaults;

•	Reduced or different tenant demand, leading to lower occupancy and/or rental rates in our buildings;

•	Increases in expenses and/or capital investments or decreases in tenant demand as a result of safety concerns;

•	Increased risks of IT disruptions and/or cyber attacks as a result of our employees or tenants working remotely;

•	Disruption of our operations as a result of the illness or social distancing of our employees or tenants;

•
Changes in the financial markets, the value of our properties and/or our cash flows which adversely affect our stock price and/or our tenants' access to needed debt or equity capital on reasonable or any terms; and/or

•	Increases in the cost or availability, or changes to the terms, of insurance.

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

DOUGLAS EMMETT, INC.

Date:	May 8, 2020	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 8, 2020	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO