Form 10-Q
period 2020-06-30
Douglas Emmett Inc
filed 2020-08-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2020
Common Stock, $0.01 par value per share	175,374,886	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated Institutional Real Estate Funds
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for a health club that we own and operate in Honolulu and for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (including adjusting for the effect of such items attributable to consolidated JVs and unconsolidated Funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Funds, interest expense, gain from consolidation of JVs, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.

Glossary

Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.
Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Same Properties	Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project or were impacted by development activity that we believed significantly affected the properties' results during the comparative periods.
Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•adverse developments related to the COVID-19 pandemic;
•adverse economic or real estate developments affecting Southern California or Honolulu, Hawaii;
•competition from other real estate investors in our markets;
•decreasing rental rates or increasing tenant incentive and vacancy rates;
•defaults on, early terminations of, or non-renewal of leases by tenants;
•increases in interest rates or operating costs;
•insufficient cash flows to service our outstanding debt or pay rent on ground leases;
•difficulties in raising capital;
•inability to liquidate real estate or other investments quickly;
•adverse changes to rent control laws and regulations;
•environmental uncertainties;
•natural disasters;
•insufficient insurance, or increases in insurance costs;
•inability to successfully expand into new markets and submarkets;
•difficulties in identifying properties to acquire and failure to complete acquisitions successfully;
•failure to successfully operate acquired properties;
•risks associated with property development;
•risks associated with JVs;
•conflicts of interest with our officers and reliance on key personnel;
•changes in zoning and other land use laws;
•adverse results of litigation or governmental proceedings;
•failure to comply with laws, regulations and covenants that are applicable to our business;
•possible terrorist attacks or wars;
•possible cyber attacks or intrusions;
•adverse changes to accounting rules;
•weaknesses in our internal controls over financial reporting;
•failure to maintain our REIT status under federal tax laws; and
•adverse changes to tax laws, including those related to property taxes.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2020	December 31, 2019

	Unaudited
Assets
Investment in real estate:
Land	$1,152,684	$1,152,684
Buildings and improvements	9,329,652	9,308,481
Tenant improvements and lease intangibles	922,909	905,753
Property under development	158,949	111,715
Investment in real estate, gross	11,564,194	11,478,633
Less: accumulated depreciation and amortization	(2,679,255)	(2,518,415)
Investment in real estate, net	8,884,939	8,960,218
Ground lease right-of-use asset	7,475	7,479
Cash and cash equivalents	176,393	153,683
Tenant receivables	16,996	5,302
Deferred rent receivables	118,210	134,968
Acquired lease intangible assets, net	5,736	6,407
Interest rate contract assets	—	22,381
Investment in unconsolidated Fund	47,742	42,442
Other assets	13,886	16,421
Total Assets	$9,271,377	$9,349,301

Liabilities
Secured notes payable and revolving credit facility, net	$4,666,603	$4,619,058
Ground lease liability	10,877	10,882
Interest payable, accounts payable and deferred revenue	139,607	131,410
Security deposits	58,419	60,923
Acquired lease intangible liabilities, net	43,126	52,367
Interest rate contract liabilities	259,293	54,616
Dividends payable	49,113	49,111
Total liabilities	5,227,038	4,978,367

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,374,886 and 175,369,746 outstanding at June 30, 2020 and December 31, 2019, respectively	1,754	1,754
Additional paid-in capital	3,486,442	3,486,356
Accumulated other comprehensive loss	(179,471)	(17,462)
Accumulated deficit	(827,748)	(758,576)
Total Douglas Emmett, Inc. stockholders' equity	2,480,977	2,712,072
Noncontrolling interests	1,563,362	1,658,862
Total equity	4,044,339	4,370,934
Total Liabilities and Equity	$9,271,377	$9,349,301
See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
Office rental
Rental revenues and tenant recoveries	$158,813	$171,674	$344,640	$338,909
Parking and other income	18,176	30,515	52,238	60,570
Total office revenues	176,989	202,189	396,878	399,479

Multifamily rental
Rental revenues	25,872	26,308	54,958	51,201
Parking and other income	4,935	2,037	7,310	4,040
Total multifamily revenues	30,807	28,345	62,268	55,241

Total revenues	207,796	230,534	459,146	454,720

Operating Expenses
Office expenses	60,301	64,308	129,965	127,757
Multifamily expenses	8,856	7,712	18,212	15,267
General and administrative expenses	9,863	9,159	20,198	18,991
Depreciation and amortization	98,765	78,724	196,542	158,597
Total operating expenses	177,785	159,903	364,917	320,612

Operating income	30,011	70,631	94,229	134,108

Other income	325	2,892	2,314	5,790
Other expenses	(478)	(1,807)	(1,874)	(3,652)
(Loss) income from unconsolidated Funds	(140)	2,207	183	3,758
Interest expense	(35,190)	(34,063)	(70,610)	(67,356)
Net (loss) income	(5,472)	39,860	24,242	72,648
Less: Net loss (income) attributable to noncontrolling interests	7,502	(5,894)	4,711	(9,981)
Net income attributable to common stockholders	$2,030	$33,966	$28,953	$62,667

Net income per common share – basic and diluted	$0.01	$0.20	$0.16	$0.36

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(5,472)	$39,860	$24,242	$72,648
Other comprehensive loss: cash flow hedges	(20,795)	(81,613)	(228,254)	(114,921)
Comprehensive loss	(26,267)	(41,753)	(204,012)	(42,273)
Less: Comprehensive loss attributable to noncontrolling interests	14,698	18,923	70,956	25,143
Comprehensive loss attributable to common stockholders	$(11,569)	$(22,830)	$(133,056)	$(17,130)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

Shares of Common Stock	Beginning balance	175,375	170,237	175,370	170,215
	Exchange of OP Units for common stock	—	54	5	76
	Issuance of common stock	—	4,932	—	4,932
	Ending balance	175,375	175,223	175,375	175,223

Common Stock	Beginning balance	$1,754	$1,702	$1,754	$1,702
	Exchange of OP units for common stock	—	1	—	1
	Issuance of common stock	—	49	—	49
	Ending balance	$1,754	$1,752	$1,754	$1,752

Additional Paid-in Capital	Beginning balance	$3,486,442	$3,282,388	$3,486,356	$3,282,316
	Exchange of OP Units for common stock	—	859	90	1,222
	Repurchase of OP Units with cash	—	—	(4)	(291)
	Issuance of common stock, net	—	200,933	—	200,933
	Ending balance	$3,486,442	$3,484,180	$3,486,442	$3,484,180

AOCI	Beginning balance	$(165,872)	$30,943	$(17,462)	$53,944
	Cash flow hedge adjustments	(13,599)	(56,796)	(162,009)	(79,797)
	Ending balance	$(179,471)	$(25,853)	$(179,471)	$(25,853)

Accumulated Deficit	Beginning balance	$(780,562)	$(953,335)	$(758,576)	$(935,630)
	ASU 2016-02 adoption	—	—	—	(2,144)
	Net income attributable to common stockholders	2,030	33,966	28,953	62,667
	Dividends	(49,216)	(45,558)	(98,125)	(89,820)
	Ending balance	$(827,748)	$(964,927)	$(827,748)	$(964,927)

Noncontrolling Interests	Beginning balance	$1,587,945	$1,426,484	$1,658,862	$1,446,098
	ASU 2016-02 adoption	—	—	—	(355)
	Net (loss) income attributable to noncontrolling interests	(7,502)	5,894	(4,711)	9,981
	Cash flow hedge adjustments	(7,196)	(24,817)	(66,245)	(35,124)
	Contributions	—	176,000	—	176,000
	Distributions	(13,448)	(28,214)	(31,814)	(43,974)
	Exchange of OP Units for common stock	—	(860)	(90)	(1,223)
	Repurchase of OP Units with cash	—	—	(3)	(216)
	Stock-based compensation	3,563	2,721	7,363	6,021
	Ending balance	$1,563,362	$1,557,208	$1,563,362	$1,557,208

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019

Total Equity	Beginning balance	$4,129,707	$3,788,182	$4,370,934	$3,848,430
	ASU 2016-02 adoption	—	—	—	(2,499)
	Net (loss) income	(5,472)	39,860	24,242	72,648
	Cash flow hedge adjustments	(20,795)	(81,613)	(228,254)	(114,921)
	Issuance of common stock, net	—	200,982	—	200,982
	Repurchase of OP Units with cash	—	—	(7)	(507)
	Contributions	—	176,000	—	176,000
	Dividends	(49,216)	(45,558)	(98,125)	(89,820)
	Distributions	(13,448)	(28,214)	(31,814)	(43,974)
	Stock-based compensation	3,563	2,721	7,363	6,021
	Ending balance	$4,044,339	$4,052,360	$4,044,339	$4,052,360

	Dividends declared per common share	$0.28	$0.26	$0.56	$0.52

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$24,242	$72,648
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(183)	(3,758)
Depreciation and amortization	196,542	158,597
Net accretion of acquired lease intangibles	(8,571)	(8,516)
Straight-line rent	16,758	(6,684)
Write-off of uncollectible amounts	15,992	9
Loan premium amortized and written off	(2,043)	(102)
Deferred loan costs amortized and written off	3,791	4,380
Derivative non-cash adjustments	—	(7)
Amortization of stock-based compensation	5,753	5,013
Operating distributions from unconsolidated Funds	394	3,756
Change in working capital components:
Tenant receivables	(27,686)	(837)
Interest payable, accounts payable and deferred revenue	9,811	(2,222)
Security deposits	(2,504)	501
Other assets	4,513	5,398
Net cash provided by operating activities	236,809	228,176

Investing Activities
Capital expenditures for improvements to real estate	(74,151)	(83,944)
Capital expenditures for developments	(53,780)	(30,327)
Insurance recoveries for damage to real estate	4,015	—
Property acquisition	—	(364,524)
Acquisition of additional interests in unconsolidated Fund	(6,591)	(7,518)
Capital distributions from unconsolidated Funds	548	3,869
Net cash used in investing activities	(129,959)	(482,444)

Financing Activities
Proceeds from borrowings	544,000	832,318
Repayment of borrowings	(494,372)	(657,673)
Loan cost payments	(3,824)	(6,625)
Contributions from noncontrolling interests in consolidated JVs	—	163,556
Distributions paid to noncontrolling interests	(31,814)	(31,530)
Dividends paid to common stockholders	(98,123)	(88,518)
Repurchase of OP Units	(7)	(507)
Proceeds from issuance of common stock, net	—	200,982
Net cash used in financing activities	(84,140)	412,003

Increase in cash and cash equivalents and restricted cash	22,710	157,735
Cash and cash equivalents and restricted cash - beginning balance	153,804	146,348
Cash and cash equivalents and restricted cash - ending balance	$176,514	$304,083

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	Six Months Ended June 30,
	2020	2019

Cash and cash equivalents - ending balance	$176,393	$303,962
Restricted cash - ending balance	121	121
Cash and cash equivalents and restricted cash - ending balance	$176,514	$304,083

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2020	2019
Operating Activities
Cash paid for interest, net of capitalized interest	$68,837	$62,985
Capitalized interest paid	$1,992	$1,897

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$31,400	$16,687
Capitalized stock-based compensation for improvements to real estate and developments	$1,610	$1,008
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$32,305	$30,586
Removal of fully amortized acquired lease intangible assets	$175	$1,859
Removal of fully accreted acquired lease intangible liabilities	$3,604	$4,212
Property acquisition accrual	$—	$1,361
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$—	$10,885
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$—	$3,408
Recognition of ground lease liability - Adoption of ASU 2016-02	$—	$10,885

Non-cash Financing Transactions
Loss recorded in AOCI - consolidated derivatives	$(241,189)	$(89,483)
Loss recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(403)	$(6,928)
Non-cash contributions from noncontrolling interests in consolidated JVs	$—	$12,444
Non-cash distributions to noncontrolling interests	$—	$12,444
Dividends declared	$98,125	$89,820
Exchange of OP Units for common stock	$90	$1,223

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
At June 30, 2020, our Consolidated Portfolio consisted of (i) a 17.9 million square foot office portfolio, (ii) 4,209 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at June 30, 2020, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of June 30, 2020, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	17	17
Unconsolidated Fund properties	—	2
	70	72

Multifamily
Wholly-owned properties	11	11
Consolidated JV properties	1	1
	12	12

Total	82	84

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.11 billion of consolidated debt. See Note 8. We also consolidate four JVs. As of June 30, 2020, these consolidated entities had aggregate total consolidated assets of $9.27 billion (of which $8.88 billion related to investment in real estate), aggregate total consolidated liabilities of $5.23 billion (of which $4.67 billion related to debt), and aggregate total consolidated equity of $4.04 billion (of which $1.56 billion related to noncontrolling interests).

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

In accordance with Topic 842, we perform an assessment as to whether or not substantially all of the amounts due under a tenant’s lease agreement is deemed probable of collection. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions.

For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries.

Charges for uncollectible amounts, related to tenant receivables and deferred rent receivables, which for the three and six months ended June 30, 2020 were primarily due to the impact of the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $29.8 million and $1.0 million for the three months ended June 30, 2020 and 2019, and $35.0 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Office parking revenues

We account for our office parking revenues in accordance with ASC 606 "Revenue from Contracts with Customers". Office parking revenues are included in Parking and other income under Office rental in our consolidated statements of operations. Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $14.7 million and $26.9 million for the three months ended June 30, 2020 and 2019, and $44.9 million and $53.3 million for the six months ended June 30, 2020 and 2019, respectively. Office parking receivables were $0.4 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets.

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

ASUs Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us was the first quarter of 2020. The amendments in the ASU should be applied on a modified-retrospective basis. The ASU impacts our measurement of credit losses for our Office parking receivables, which were $0.4 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets. We adopted the ASU in the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

ASU 2020-04 (Topic 848 - "Reference Rate Reform")

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform", which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The practical expedients are optional and may be elected over time as reference rate reform activities occur. We elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the ASU and may apply other elections, as applicable, as additional changes in the market occur. Our election to apply the hedge accounting expedients in the first quarter of 2020 did not have a material impact on our consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Other Pronouncements

FASB COVID-19 Lease Modification Accounting Relief

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the existing lease accounting guidance, we would be required to determine on a lease-by-lease basis if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria are met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We will avail ourselves of the election to avoid performing a lease-by-lease analysis. The Lease Modification Q&A did not have material impact on our consolidated financial statements; however, its impact on our future consolidated financial statements is dependent upon the extent of any lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by us at the time of entering into such concessions.

FASB COVID-19 Cash Flow Hedge Accounting Relief

In April 2020, the FASB staff issued a question and answer document (the “Cash Flow Hedge Accounting Q&A”) on the application of cash flow hedge accounting guidance to cash flow hedges impacted by the COVID-19 pandemic. The Cash Flow Hedge Accounting Q&A clarifies that: (i) when cash flow hedge accounting has been discontinued, the delays in the timing of the forecasted transactions related to the impact of the COVID-19 pandemic may be considered rare cases caused by extenuating circumstances outside the control or influence of an entity, thereby allowing amounts deferred in AOCI to remain in AOCI until the forecasted transaction affects earnings, and (ii) missed forecasts, related to the effects of the COVID-19 pandemic, do not need to be considered when determining whether the entity has exhibited a pattern of missing forecasts that would call into question the entity’s ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions. The Cash Flow Hedge Accounting Q&A did not have material impact on our consolidated financial statements; however, its impact on our future consolidated financial statements is dependent upon our cash flow hedge forecasted transactions being impacted by the COVID-19 pandemic in future periods.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment in Real Estate

We account for our property acquisitions as asset acquisitions. The acquired property's results of operations are included in our results of operations from the respective acquisition date.

Six Months Ended June 30, 2020

During six months ended June 30, 2020, we did not purchase any properties.

Six Months Ended June 30, 2019

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

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market. As of June 30, 2020, the right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million.

We incurred ground rent expense of $183 thousand for the three months ended June 30, 2020 and 2019, and $365 thousand and $363 thousand for the six months ended June 30, 2020 and 2019, respectively, which is included in Office expenses in our consolidated statements of operations. The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2020:

Twelve months ending June 30:	(In thousands)

2021	$733
2022	733
2023	733
2024	733
2025	733
Thereafter	45,078
Total future minimum lease payments	$48,743

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2020	December 31, 2019

Above-market tenant leases	$7,045	$7,220
Above-market tenant leases - accumulated amortization	(2,228)	(1,741)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(233)	(224)
Acquired lease intangible assets, net	$5,736	$6,407

Below-market tenant leases	$98,979	$102,583
Below-market tenant leases - accumulated accretion	(55,853)	(50,216)
Acquired lease intangible liabilities, net	$43,126	$52,367

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,320	$4,400	$8,579	$8,524
Amortization of an above-market ground lease asset(2)	(5)	(4)	(8)	(8)
Total	$4,315	$4,396	$8,571	$8,516
______________________________________________
(1) Recorded as a net increase to office and multifamily rental revenues.
(2) Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investments in Unconsolidated Funds

Description of our Funds

As of June 30, 2020, we manage and own an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund own two office properties totaling 0.4 million square feet. During the six months ended June 30, 2020 we purchased additional interests of 3.6% in Partnership X for $6.6 million.
On November 21, 2019, we restructured Fund X which resulted in Fund X being treated as a consolidated JV from November 21, 2019, and we closed the Opportunity Fund. See Note 6 in our 2019 Annual Report on Form 10-K for more information.
At June 30, 2019, we managed and held direct and indirect equity interests in three unconsolidated Funds, consisting of 6.2% of the Opportunity Fund, 72.7% of Fund X and 24.6% of Partnership X, through which we and investors in the Funds' owned eight office properties totaling 1.8 million square feet. We purchased an additional interest of 1.4% in Fund X during the six months ended June 30, 2019.
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

	Six Months Ended June 30,
(In thousands)	2020	2019

Operating distributions received(1)	$394	$3,756
Capital distributions received(1)	548	3,869
Total distributions received(1)	$942	$7,625
_________________________________________________
(1) The distributions are not directly comparable to the prior period; the distributions during the six months ended June 30, 2020 reflect distributions only from Partnership X, whereas the distributions during the six months ended June 30, 2019 reflect distributions from the Opportunity Fund, Fund X and Partnership X.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	June 30, 2020	December 31, 2019

Total assets(1)	$134,245	$136,479
Total liabilities(1)	$113,592	$113,330
Total equity(1)	$20,653	$23,149
______________________________________________
(1) The balances reflect the financial position of Partnership X.

	Six Months Ended June 30,
(In thousands)	2020	2019

Total revenues(1)	$7,597	$41,174
Operating income(1)	$1,686	$11,961
Net income(1)	$372	$3,815
______________________________________________
(1) The results of operations are not directly comparable to the prior period; the balances for the six months ended June 30, 2020 reflect only the operations of Partnership X, whereas the balances for the six months ended June 30, 2019 reflect the combined operations of the Opportunity Fund, Fund X and Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
7. Other Assets

(In thousands)	June 30, 2020	December 31, 2019

Restricted cash	$121	$121
Prepaid expenses	3,632	8,711
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,532	2,368
Other	5,613	3,233
Total other assets	$13,886	$16,421

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2020	Principal Balance as of December 31, 2019	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)(4)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.77%	10/1/2024
Term loan(3)(5)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)(6)	6/1/2029	125,000	125,000	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(7)	6/1/2038	30,492	30,864	N/A	4.55%	N/A
Revolving credit facility(8)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,112,892	3,113,264

Consolidated JVs
Term loan(9)	—	—	400,000	—	—	—
Term loan(3)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(10)	5/15/2027	450,000	—	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(11)		4,702,892	4,653,264
Unamortized loan premium, net		4,699	6,741
Unamortized deferred loan costs, net		(40,988)	(40,947)
Total Consolidated Debt, net		$4,666,603	$4,619,058
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
(1)Maturity dates include the effect of extension options.
(2)Effective rate as of June 30, 2020. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.
(3)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(4)Effective rate will decrease to 2.36% on July 1, 2020.
(5)Effective rate will increase to 2.31% on July 1, 2021.
(6)Effective rate will increase to 3.25% on December 1, 2020.
(7)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(8)$400 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The loan agreement includes a zero-percent LIBOR floor.
(9)We paid this loan off during the second quarter.
(10)We closed this loan during the second quarter. The effective rate will decrease to 2.26% on July 1, 2022
(11)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2020	Principal Balance as of December 31, 2019

Aggregate swapped to fixed rate loans	$4,672,400	$4,622,400
Aggregate fixed rate loans	30,492	30,864
Total Debt	$4,702,892	$4,653,264

The table below summarizes certain consolidated debt statistics as of June 30, 2020:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.70
Weighted average remaining life (including extension options)	5.9 years
Weighted average remaining fixed interest period	3.6 years
Weighted average annual interest rate	3.02%

Future Principal Payments

At June 30, 2020, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending June 30:	Including Maturity Extension Options(1)

(In thousands)

2021	$769
2022	805
2023	580,842
2024	300,881
2025	838,322
Thereafter	2,981,273
Total future principal payments	$4,702,892
____________________________________________
(1)  Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Loan Premium and Loan Costs

Loan premium is net of accumulated amortization of $0.9 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively. Deferred loan costs are net of accumulated amortization of $34.4 million and $30.7 million at June 30, 2020 and December 31, 2019, respectively. The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Loan premium amortized and written off	$(1,828)	$(51)	$(2,043)	$(102)
Deferred loan costs amortized and written off	1,915	1,887	3,791	3,804
Loan costs expensed	965	576	965	576
Total	$1,052	$2,412	$2,713	$4,278

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2020	December 31, 2019

Interest payable	$11,732	$11,707
Accounts payable and accrued liabilities	79,731	66,437
Deferred revenue	48,144	53,266
Total interest payable, accounts payable and deferred revenue	$139,607	$131,410

10. Derivative Contracts

We make use of interest rate swap contracts to manage the risk associated with changes in interest rates on our floating-rate debt. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 8 regarding our debt and our consolidated JVs' debt that is hedged. See Note 16 regarding our unconsolidated Fund's debt that is hedged.

Derivative Summary

As of June 30, 2020, our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Fund, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	45	$5,517,400
Unconsolidated Fund's derivatives(3)(4)(5)	1	$110,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes: (a) swaps with a total initial notional amount of $120.0 million, that will increase to $1.18 billion in the future to replace existing swaps as they expire, and (b) forward swaps (swaps effective after June 30, 2020) with a total initial notional of $845.0 million, that will increase to $1.03 billion in the future to replace existing swaps as they expire.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 13 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of June 30, 2020, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' or our unconsolidated Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2020	December 31, 2019

Consolidated derivatives(1)	$271,726	$56,896
Unconsolidated Fund's derivatives(2)	$613	$—
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.
Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2020	December 31, 2019

Consolidated derivatives(1)	$—	$23,275
Unconsolidated Fund's derivatives(2)	$—	$963
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2020	2019
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Loss recorded in AOCI before reclassifications(1)	$(241,189)	$(89,483)
Loss (gain) reclassified from AOCI to Interest Expense(1)	$13,373	$(17,284)
Interest Expense presented in the consolidated statements of operations	$(70,610)	$(67,356)
Unconsolidated Funds' derivatives (our share)(2):
Loss recorded in AOCI before reclassifications(1)	$(403)	$(6,928)
Gain reclassified from AOCI to Income from unconsolidated Funds(1)	$(35)	$(1,226)
Income from unconsolidated Funds presented in the consolidated statements of operations	$183	$3,758
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Reclassifications from AOCI

At June 30, 2020, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(71,439)
Unconsolidated Fund's derivative (our share)(1):
Losses to be reclassified from AOCI to Income (loss) from unconsolidated Funds	$(182)
_________________________________________
(1) We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

11.  Equity

Transactions

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, (i) we acquired 5 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 150 OP Units for $7 thousand in cash.

Six Months Ended June 30, 2019

During the six months ended June 30, 2019, (i) we acquired 75 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 13 thousand OP Units for $507 thousand in cash, and (iii) we issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 29.1 million OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total outstanding interests as of June 30, 2020 when we owned 175.4 millions OP Units (to match our 175.4 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2020	2019

Net income attributable to common stockholders	$28,953	$62,667

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	90	1,223
Repurchase of OP Units from noncontrolling interests	(4)	(291)
Net transfers from noncontrolling interests	86	932

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$29,039	$63,599

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2020	2019

Beginning balance	$(17,462)	$53,944
Consolidated derivatives:
Other comprehensive loss before reclassifications	(241,189)	(89,483)
Reclassification of loss (gain) from AOCI to Interest Expense	13,373	(17,284)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive loss before reclassifications	(403)	(6,928)
Reclassification of gain from AOCI to Income (loss) from unconsolidated Funds	(35)	(1,226)
Net current period OCI	(228,254)	(114,921)
OCI attributable to noncontrolling interests	66,245	35,124
OCI attributable to common stockholders	(162,009)	(79,797)

Ending balance	$(179,471)	$(25,853)
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Equity Compensation

On June 2, 2016, the Douglas Emmett 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett 2006 Omnibus Stock Incentive Plan (the "2006 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Grants after June 2, 2016 were awarded under the 2016 Plan, while grants prior to that date were awarded under the 2006 Plan (grants under the 2006 Plan remain outstanding according to their terms). Both plans are administered by the compensation committee of our board of directors. On May 28, 2020, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 9.5 million. The table below presents our stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Stock-based compensation expense, net	$2,812	$2,383	$5,753	$5,013
Capitalized stock-based compensation	$751	$338	$1,610	$1,008

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (In thousands):
Net income attributable to common stockholders	$2,030	$33,966	$28,953	$62,667
Allocation to participating securities: Unvested LTIP Units	(206)	(139)	(413)	(265)
Net income attributable to common stockholders - basic and diluted	$1,824	$33,827	$28,540	$62,402

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(2)	175,375	172,498	175,374	171,366

Net income per common share - basic and diluted	$0.01	$0.20	$0.16	$0.36
____________________________________________________
(1) Outstanding OP Units and vested LTIP Units are not included in the denominator in calculating diluted EPS, even though they may be exchanged under certain conditions for common stock on a one-for-one basis, because their associated net income (equal on a per unit basis to the Net income per common share - diluted) was already deducted in calculating Net income attributable to common stockholders. Accordingly, any exchange would not have any effect on diluted EPS. The table below presents the OP Units and vested LTIP Units outstanding for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

OP Units	28,293	26,283	28,294	26,311
Vested LTIP Units	808	1,830	803	1,830

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of June 30, 2020, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments: The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable: See Note 8 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and includes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable (excluding our revolving credit facility), the carrying value includes unamortized loan premium and excludes unamortized deferred loan fees:

(In thousands)	June 30, 2020	December 31, 2019

Fair value	$4,724,042	$4,678,623
Carrying value	$4,707,591	$4,653,264

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

(In thousands)	June 30, 2020	December 31, 2019

Fair value	$14,284	$12,218
Carrying value	$10,877	$10,882

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Financial instruments measured at fair value

Derivative instruments: See Note 10 for the details of our derivatives. We present our derivatives in our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own non-performance risk. Our derivatives are not subject to master netting arrangements.  The table below presents the estimated fair value of our derivatives:

(In thousands)	June 30, 2020	December 31, 2019
Derivative Assets:
Fair value - consolidated derivatives(1)	$—	$22,381
Fair value - unconsolidated Fund's derivatives(2)	$—	$889

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$259,293	$54,616
Fair value - unconsolidated Fund's derivatives(2)	$543	$—
____________________________________________________
(1) Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2) The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Funds in our consolidated balance sheets. See "Guarantees" in Note 16 regarding our unconsolidated Fund's debt and derivatives.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Office Segment
Total office revenues	$176,989	$202,189	$396,878	$399,479
Office expenses	(60,301)	(64,308)	(129,965)	(127,757)
Office segment profit	116,688	137,881	266,913	271,722

Multifamily Segment
Total multifamily revenues	30,807	28,345	62,268	55,241
Multifamily expenses	(8,856)	(7,712)	(18,212)	(15,267)
Multifamily segment profit	21,951	20,633	44,056	39,974

Total profit from all segments	$138,639	$158,514	$310,969	$311,696

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total profit from all segments	$138,639	$158,514	$310,969	$311,696
General and administrative expenses	(9,863)	(9,159)	(20,198)	(18,991)
Depreciation and amortization	(98,765)	(78,724)	(196,542)	(158,597)
Other income	325	2,892	2,314	5,790
Other expenses	(478)	(1,807)	(1,874)	(3,652)
Income from unconsolidated Funds	(140)	2,207	183	3,758
Interest expense	(35,190)	(34,063)	(70,610)	(67,356)
Net (loss) income	(5,472)	39,860	24,242	72,648
Less: Net loss (income) attributable to noncontrolling interests	7,502	(5,894)	4,711	(9,981)
Net income attributable to common stockholders	$2,030	$33,966	$28,953	$62,667

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at June 30, 2020:

Twelve months ending June 30:	(In thousands)

2021	$653,406
2022	567,690
2023	475,211
2024	372,942
2025	281,142
Thereafter	659,833
Total future minimum base rentals(1)	$3,010,224
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2020 and 2019, no tenant accounted for more than 10% of our total revenues.

All of our properties, including the properties of our consolidated JVs and unconsolidated Fund, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

We are subject to credit risk with respect to our interest rate swap counterparties that we use to manage the risk associated with our floating rate debt. We do not post or receive collateral with respect to our swap transactions. Our swap contracts do not provide for right of offset between derivative contracts. See Note 10 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of counterparties with investment grade ratings.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

As of June 30, 2020, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of June 30, 2020, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated.

As of June 30, 2020, we had an aggregate remaining contractual commitment for these and other development projects of approximately $201.8 million. As of June 30, 2020, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $11.4 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2020, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Fund's debt as of June 30, 2020. The amounts reflect 100%, not our pro-rata share, of the amounts related to our Fund:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(3)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
___________________________________________________
(1)See Note 6 for more information regarding our unconsolidated Fund.
(2)Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of June 30, 2020, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.7 million.
(3)Loan agreement includes a zero-percent LIBOR floor. The corresponding swap does not include such a floor.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of June 30, 2020, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	70	72
Rentable Square Feet (in thousands)(3)	17,939	18,324
Leased rate	91.0%	90.9%
Occupancy rate	89.3%	89.3%

Multifamily
Properties	12	12
Units	4,209	4,209
Leased rate	98.7%	98.7%
Occupied rate	92.1%	92.1%

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
(3) As of June 30, 2020, we removed approximately 226,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments.

Revenues by Segment and Location

During the six months ended June 30, 2020, revenues from our Consolidated Portfolio were derived as follows:
____

Impacts of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. Our rent collections continue to be negatively impacted by the pandemic and our markets' very tenant-oriented lease enforcement moratoriums, which are considerably out of sync with other gateway markets. The cities where we primarily operate, Los Angeles, Beverly Hills and Santa Monica, have passed unusually punitive ordinances prohibiting evictions and allowing rent deferral for residential, retail, and office tenants, regardless of financial distress. The ordinances cover our residential, retail and office tenants (with some carveouts for large tenants) and generally prohibit landlords not only from evicting tenants but also from imposing any late fees or interest and allow tenants to pay back the deferred rent over a certain period.

At the end of the second quarter, we wrote off certain tenant receivables and deferred rent receivables. For the three and six months ended June 30, 2020, charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $29.8 million and $35.0 million, respectively. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See "Revenue Recognition" in Note 2 to our consolidated financial statements in Item 1 of this Report. We don’t know how the COVID-19 pandemic will impact future collections.

Our tenant retention was in-line with our pre-COVID expectations. Although the decline in our office occupancy during the quarter was expected, leasing volume would have to improve significantly to recover that occupancy this year. During this time, we had savings from variable expenses which partly offset the write-offs and the decrease in our parking revenues.

Other considerations that could impact our future leasing, rent collections, and revenue include:

•How long the pandemic continues.
•Whether the local governments that have authorized rent deferrals in our markets modify or extend the deferral terms, or alternatively allow them to expire as written.
•Whether more tenants stop paying rent if the impact to their business grows.
•How attendance in our buildings changes and drives parking revenue or rent collection.
•How leasing activity and occupancy will evolve.

On the capital front, construction is continuing on our two large multifamily development projects, although the projects may take a little longer under current conditions. We have temporarily suspended work on new office repositioning projects.

Overall, we expect the COVID-19 pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information of the risks to our business, please see Item 1A "Risk Factors" below and in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, that we filed with the SEC on May 8, 2020.

Financings, Developments and Repositionings

Financings

During the first quarter of 2020:
◦We entered into forward interest rate swaps to hedge future term-loan refinancings. The forward swaps have an initial notional amount of $495.0 million, with effective dates ranging from June 2020 to March 2021, and maturity dates ranging from April 2025 to June 2025, fixing the one-month LIBOR interest rate in a range of 0.74% to 0.91%.

During the second quarter of 2020:
◦On May 15, 2020, we refinanced a loan for one of our consolidated JVs. We closed a secured, non-recourse $450.0 million interest-only loan, which is scheduled to mature in May 2027. The loan bears interest at LIBOR + 1.35%, which was effectively fixed at 2.26% following the expiration of the current swaps, for an average fixed interest rate of 2.6% per annum through April 2025. We used part of the proceeds to pay off a $400.0 million loan, secured by the same properties, that was scheduled to mature in July 2024.

See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•Residential High-Rise Tower, Brentwood, California
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to an existing office building and a 712 unit residential property, both of which we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. Construction continues on the project, although we may face some delays as a result of the impact of the COVID-19 pandemic on permitting and other logistics. We currently expect the first units to be delivered in 2022.
•1132 Bishop Street, Honolulu, Hawaii
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 apartments. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district. The conversion is occurring in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion and potential impacts from the COVID-19 pandemic. We began leasing the new units during the second quarter of 2020.

Repositionings

We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. In addition, we may reposition properties already in our portfolio. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. During the repositioning, the affected property may display depressed rental revenue and occupancy levels that impact our results and, therefore, comparisons of our performance from period to period. We have temporarily suspended work on new office repositioning projects due to the COVID-19 pandemic.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Six Months Ended	Year Ended December 31,
	June 30, 2020	2019	2018	2017	2016

Average straight-line rental rate(1)(2)	$43.61	$49.65	$48.77	$44.48	$43.21
Annualized lease transaction costs(3)	$5.26	$6.02	$5.80	$5.68	$5.74

___________________________________________________
(1)These average rental rates are not directly comparable from year to year because the averages are significantly affected from period to period by factors such as the buildings, submarkets, and types of space and terms involved in the leases executed during the respective reporting period. Because straight-line rent takes into account the full economic value of each lease, including rent concessions and escalations, we believe that it may provide a better comparison than ending cash rents, which include the impact of the annual escalations over the entire term of the lease.
(2)Reflects the weighted average straight-line Annualized Rent.
(3)Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated from space at landlord's request.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Six Months Ended June 30, 2020

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$39.85	$43.10	8.2%
Straight-line Rent	$35.92	$43.61	21.4%

___________________________________________________
(1)Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the quarter compared to the prior leases for the same space. Excludes Short-Term Leases, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space at landlord's request, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant.
(2)Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Six Months Ended	Year Ended December 31,
	June 30, 2020	2019	2018	2017	2016

Average annual rental rate - new tenants(1)	$28,064	$28,350	$27,542	$28,501	$28,435

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

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2020 (new tenants and existing tenants undergoing annual rent review) was 0.1% lower than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2020	2019	2018	2017	2016

Office portfolio	89.3%	91.4%	90.3%	89.8%	90.4%
Multifamily portfolio(2)	92.1%	95.2%	97.0%	96.4%	97.9%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	June 30, 2020	2019	2018	2017	2016

Office portfolio	90.5%	90.7%	89.4%	89.5%	90.6%
Multifamily portfolio(2)	94.5%	96.5%	96.6%	97.2%	97.6%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)The Occupancy Rate for our multifamily portfolio was impacted by a large number of leases signed in June 2020 that took occupancy after quarter end, an acquisition in 2019, and new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of June 30, 2020, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2017, 2018, and 2019 with the same remaining duration as the leases for the labeled year had at June 30, 2020. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019

	Three Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$158,813	$171,674	$(12,861)	(7.5)%	The decrease was primarily due to a decrease of $26.6 million of rental revenues and tenant recoveries from properties that we owned throughout both periods, which was primarily due to the write-off of uncollectible tenant receivables and the associated deferred rent receivables as a result of the COVID-19 pandemic, partly offset by an increase of $13.1 million of rental revenue and tenant recoveries from a JV we consolidated in November 2019.
Office parking and other income	$18,176	$30,515	$(12,339)	(40.4)%	The decrease was due to a decrease of $13.7 million in parking and other income from properties we owned throughout both periods, which was primarily due to a decrease in parking activity as a result of the COVID-19 pandemic, partly offset by an increase of $1.3 million of parking and other income from a JV we consolidated in November 2019.
Multifamily revenue	$30,807	$28,345	$2,462	8.7%	The increase was due to an increase of $2.3 million in revenues from a property that we purchased in the second quarter of 2019 (see note 3 to our consolidated financial statements in item 1 of this Report), and an increase of $0.8 million in revenues from our new units at our Moanalua Hillside apartments development, partly offset by a decrease of $0.7 million in revenues from properties we owned throughout both periods. The decrease of $0.7 from properties we owned throughout both periods was primarily due to write-offs of uncollectible tenant receivables and lower rental revenues at a property where units are temporarily unoccupied as a result of a fire, partly offset by $2.6 million of insurance proceeds for lost rental revenue at the respective property.

Operating expenses

Office rental expenses	$60,301	$64,308	$4,007	6.2%	The decrease was due to a decrease of $8.5 million in rental expenses from properties that we owned throughout both periods, partly offset by an increase of $4.2 million in rental expenses from a JV we consolidated in November 2019. The decrease in rental expenses from properties that we owned throughout both periods was primarily due to a decrease in scheduled services expenses and utility expenses, as a result of lower utilization caused by the COVID-19 pandemic.

	Three Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Multifamily rental expenses	$8,856	$7,712	$(1,144)	(14.8)%	The increase was due to an increase of $1.1 million in rental expenses from a property that we purchased in the second quarter of 2019.
General and administrative expenses	$9,863	$9,159	$(704)	(7.7)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$98,765	$78,724	$(20,041)	(25.5)%	The increase was due to (i) an increase of $9.1 million of depreciation and amortization from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, (ii) $8.7 million of depreciation and amortization from a JV we consolidated in November 2019, and (iii) an increase of $1.4 million in depreciation and amortization from a property we purchased in the second quarter of 2019.
Non-Operating Income and Expenses

Other income	$325	$2,892	$(2,567)	(88.8)%	The decrease was due to (i) a decrease of $1.4 million in revenues from a health club in Honolulu that we own and operate, caused by the COVID-19 pandemic, (ii) a decrease of $0.6 million in interest income due to lower money market balances and interest rates, and (iii) a decrease of $0.5 million in revenues related to our Fund that was consolidated as a JV in November 2019. Other income includes a $1.2 million asset write-down for the estimated property damage to a building impacted by fire offset by the associated $1.2 million of insurance proceeds received for property damage.
Other expenses	$(478)	$(1,807)	$1,329	73.5%	The decrease was primarily due to a decrease of $1.1 million in expenses for the health club in Honolulu, due to lower utilization caused by the COVID-19 pandemic, and a decrease of $0.3 million in expenses related to our Fund that was consolidated as a JV in November 2019.
(Loss) income from unconsolidated Funds	$(140)	$2,207	$(2,347)	(106.3)%	The decrease was primarily due to a net loss in 2020 for our remaining unconsolidated Fund compared to net income for our Funds in 2019 (one of our Funds was consolidated as a JV in November 2019). The net loss in 2020 for our remaining Fund was primarily due to (i) the write-off of uncollectible tenant receivables and the associated deferred rent receivables, and (ii) a decrease in parking income, both as a result of the COVID-19 pandemic.
Interest expense	$(35,190)	$(34,063)	$(1,127)	(3.3)%	The increase was primarily due to higher debt balances from a JV that was consolidated in November 2019 and a property that we purchased in the second quarter of 2019.

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

	Six Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$344,640	$338,909	$5,731	1.7%	The increase was primarily due to rental revenue and tenant recoveries of $28.3 million from a JV we consolidated in November 2019, partly offset by a decrease of $24.3 million in rental revenue and tenant recoveries from properties that we owned throughout both periods. The decrease from properties that we owned throughout both periods was primarily due to the write-off of uncollectible tenant receivables and the associated deferred rent receivables as a result of the COVID-19 pandemic.
Office parking and other income	$52,238	$60,570	$(8,332)	(13.8)%	The decrease was due to a decrease of $12.9 million in parking and other income from properties we owned throughout both periods, primarily due to a decrease in parking activity as a result of the COVID-19 pandemic, partly offset by an increase of $4.2 million of parking and other income from a JV we consolidated in November 2019.
Multifamily revenue	$62,268	$55,241	$7,027	12.7%	The increase was due to an increase of (i) $6.6 million in revenue from a property that we purchased in the second quarter of 2019, and (ii) an increase of $1.9 million in revenues from the new apartments at our Moanalua Hillside Apartments development, partly offset by (a) a decrease of $1.5 million in revenues from properties we owned throughout both periods. The decrease of $1.5 from properties we owned throughout both periods was primarily due to write-offs of uncollectible tenant receivables and lower rental revenues at a property where units are temporarily unoccupied as a result of a fire, partly offset by $2.6 million of insurance proceeds for lost rental revenue at the respective property.

Operating expenses

Office rental expenses	$129,965	$127,757	$(2,208)	(1.7)%	The increase was due to an increase of $9.5 million in rental expenses from a JV we consolidated in November 2019, and an increase of $0.7 million in rental expenses from a property we purchased in the second quarter of 2019, partly offset by a decrease of $8.0 million in rental expenses from properties that we owned throughout both periods. The decrease in rental expenses from properties that we owned throughout both periods was due to a decrease in scheduled services expenses, utility expenses, and repairs and maintenance expenses, as a result of lower utilization caused by the COVID-19 pandemic.

	Six Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Multifamily rental expenses	$18,212	$15,267	$(2,945)	(19.3)%	The increase was due to an increase of $2.6 million in rental expenses from the property we purchased in the second quarter of 2019, and an increase of $0.3 million in rental expenses from the new apartments at our Moanalua Hillside Apartments development.
General and administrative expenses	$20,198	$18,991	$(1,207)	(6.4)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$196,542	$158,597	$(37,945)	(23.9)%	The increase was due to (i) depreciation and amortization of $17.6 million from a JV we consolidated in November 2019, (ii) an increase of $17.1 million in depreciation and amortization from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, and (iii) an increase of $3.7 million in depreciation and amortization from the property we purchased in the second quarter of 2019.

Non-Operating Income and Expenses

Other income	$2,314	$5,790	$(3,476)	(60.0)%	The decrease was due to (i) a decrease of $1.6 million in revenue from a health club in Honolulu that we own and operate, caused by the COVID-19 pandemic, (ii) a decrease of $1.0 million in revenue related to our Fund that was consolidated as a JV in November 2019, and (iii) a decrease of $0.9 million in interest income due to lower money market balances and interest rates. Other income includes a $4.0 million asset write-down for the estimated property damage to a building impacted by fire offset by the associated $4.0 million of insurance proceeds received for property damage.
Other expenses	$(1,874)	$(3,652)	$1,778	48.7%	The decrease was primarily due to a decrease of $1.2 million in expenses for the health club in Honolulu, due to lower utilization caused by the COVID-19 pandemic, and a decrease in expenses of $0.6 million related to our Fund that was consolidated as a JV in November 2019.
Income from unconsolidated Funds	$183	$3,758	$(3,575)	(95.1)%	The decrease was primarily due to the consolidation of one of our Funds as a JV in November 2019.
Interest expense	$(70,610)	$(67,356)	$(3,254)	(4.8)%	The increase was primarily due to higher debt balances related to a JV we consolidated in November 2019 and a property that we purchased in the second quarter of 2019.

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

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019

For the three months ended June 30, 2020, FFO decreased by $23.4 million, or 21.7%, to $84.4 million, compared to $107.8 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in the operating income from our office portfolio (office revenues less office rental expenses), partly offset by an increase in the operating income from our multifamily portfolio (multifamily revenues less multifamily rental expenses). The decrease in operating income from our office portfolio was primarily due to (i) the write-off of uncollectible tenant receivables and the associated deferred rent receivables, and (ii) a decrease in parking income, partly offset by office rental expense savings, all as a result of the COVID-19 pandemic. The increase in operating income from our multifamily portfolio was primarily due to a multifamily property we purchased in June 2019 and the new apartments from our Moanalua Hillside Apartments development.

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

For the six months ended June 30, 2020, FFO decreased by $14.6 million, or 6.9%, to $196.3 million, compared to $210.9 million for the six months ended June 30, 2019. The decrease was primarily due to the same reasons listed above.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Net income attributable to common stockholders	$2,030	$33,966	$28,953	$62,667
Depreciation and amortization of real estate assets(1)	98,765	78,724	196,542	158,597
Net (loss) income attributable to noncontrolling interests(1)	(7,502)	5,894	(4,711)	9,981
Adjustments attributable to unconsolidated Funds(1)(2)	696	4,336	1,350	8,850
Adjustments attributable to consolidated JVs(1)(3)	(9,581)	(15,119)	(25,844)	(29,196)
FFO	$84,408	$107,801	$196,290	$210,899

_______________________________________________
(1)We restructured one of our unconsolidated Funds in November 2019 after which it was consolidated as a JV. The various adjustments in the reconciliation of FFO are therefore not directly comparable to the comparable period. See Note 6 to our consolidated financial statements in our 2019 Annual Report on Form 10-K for more information.
(2)Adjusts for our share of our unconsolidated Funds' depreciation and amortization of real estate assets.
(3)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

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

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019

Our Same Properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented include 100% (not our pro-rata share). Our Same Property results of operations for the three months ended June 30, 2020 were primarily impacted by the COVID-19 pandemic.

	Three Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$158,516	$197,353	$(38,837)	(19.7)%	The decrease was primarily due to (i) a decrease in rental revenues due to the write-off of uncollectible tenant receivables and the associated deferred rent receivables, (ii) a decrease in tenant recoveries due to a decrease in recoverable operating costs and the write-off of uncollectible tenant receivables, and (iii) a decrease in parking income.
Office expenses	(53,762)	(61,690)	7,928	12.9%	The decrease was primarily due to a decrease in parking expenses, utility expenses, and janitorial expenses.
Office NOI	104,754	135,663	(30,909)	(22.8)%

Multifamily revenues	14,597	15,674	(1,077)	(6.9)%	The decrease was primarily due to a decrease in rental revenues due to the write-off of uncollectible tenant receivables and a decrease in occupancy.
Multifamily expenses	(3,925)	(3,948)	23	0.6%	The decrease was primarily due to a decrease in repairs and maintenance expenses and utility expenses, partly offset by an increase in personnel expenses, scheduled services expenses and property taxes.
Multifamily NOI	10,672	11,726	(1,054)	(9.0)%

Total NOI	$115,426	$147,389	$(31,963)	(21.7)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended June 30,
(In thousands)	2020	2019

Same Property NOI	$115,426	$147,389
Non-comparable office revenues	18,473	4,836
Non-comparable office expenses	(6,539)	(2,618)
Non-comparable multifamily revenues	16,210	12,671
Non-comparable multifamily expenses	(4,931)	(3,764)
NOI	138,639	158,514
General and administrative expenses	(9,863)	(9,159)
Depreciation and amortization	(98,765)	(78,724)
Operating income	30,011	70,631
Other income	325	2,892
Other expenses	(478)	(1,807)
Income from unconsolidated Funds	(140)	2,207
Interest expense	(35,190)	(34,063)
Net (loss) income	(5,472)	39,860
Less: Net loss (income) attributable to noncontrolling interests	7,502	(5,894)
Net income attributable to common stockholders	$2,030	$33,966

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

Our Same Properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented include 100% (not our pro-rata share). Our Same Property results of operations for the six months ended June 30, 2020 were primarily impacted by the COVID-19 pandemic.

	Six Months Ended June 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$355,576	$390,138	$(34,562)	(8.9)%	The decrease was primarily due to (i) a decrease in rental revenues due to the write-off of uncollectible tenant receivables and the associated deferred rent receivables, (ii) a decrease in tenant recoveries due to a decrease in recoverable operating costs and the write-off of uncollectible tenant receivables, and (iii) a decrease in parking income.
Office expenses	(115,710)	(122,566)	6,856	5.6%	The decrease was primarily due to a decrease in parking expenses, utility expenses, and janitorial expenses.
Office NOI	239,866	267,572	(27,706)	(10.4)%

Multifamily revenues	30,254	31,507	(1,253)	(4.0)%	The decrease was primarily due to a decrease in rental revenues due to the write-off of uncollectible tenant receivables and a decrease in occupancy.
Multifamily expenses	(8,083)	(7,969)	(114)	(1.4)%	The increase was primarily due to an increase in scheduled services expenses, personnel expenses and property taxes, partly offset by a decrease in repairs and maintenance expenses.
Multifamily NOI	22,171	23,538	(1,367)	(5.8)%

Total NOI	$262,037	$291,110	$(29,073)	(10.0)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Six Months Ended June 30,
(In thousands)	2020	2019
Same Property NOI	$262,037	$291,110
Non-comparable office revenues	41,302	9,341
Non-comparable office expenses	(14,255)	(5,191)
Non-comparable multifamily revenues	32,014	23,734
Non-comparable multifamily expenses	(10,129)	(7,298)
NOI	310,969	311,696
General and administrative expenses	(20,198)	(18,991)
Depreciation and amortization	(196,542)	(158,597)
Operating income	94,229	134,108
Other income	2,314	5,790
Other expenses	(1,874)	(3,652)
Income from unconsolidated Funds	183	3,758
Interest expense	(70,610)	(67,356)
Net income	24,242	72,648
Less: Net loss (income) attributable to noncontrolling interests	4,711	(9,981)
Net income attributable to common stockholders	$28,953	$62,667

Liquidity and Capital Resources

Short-term liquidity

During the six months ended June 30, 2020, we generated cash from operations of $236.8 million. As of June 30, 2020, we had $176.4 million of cash and cash equivalents, and we had a zero balance on our $400.0 million revolving credit facility. Our earliest debt maturity is February 28, 2023. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of June 30, 2020, approximately 41% of our total office portfolio is totally unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

Contractual Obligations

See the following notes to our consolidated financial statements in Item 1 of this Report for information regarding our contractual commitments:

•Note 4 - minimum future ground lease payments;
•Note 8 - minimum future principal payments for our secured notes payable and revolving credit facility, and the interest rates that determine our future periodic interest payments; and
•Note 16 - developments, capital expenditure projects and repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2020, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt.

Cash Flows

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

	Six Months Ended June 30,		Increase
	2020	2019	(Decrease)	%
	(In thousands)

Net cash provided by operating activities(1)	$236,809	$228,176	$8,633	3.8%
Net cash used in investing activities(2)	$(129,959)	$(482,444)	$(352,485)	(73.1)%
Net cash (used in) provided by financing activities(3)	$(84,140)	$412,003	$(496,143)	(120.4)%

________________________________________________________________________
(1) Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The increase in cash provided by operating activities was primarily due to: (i) an increase in cash operating income from our office portfolio (office cash revenues less office cash rental expenses) primarily due to an increase in our ownership interest in a JV we consolidated in November 2019, and (ii) an increase in cash operating income from our multifamily portfolio (multifamily cash revenues less multifamily cash rental expenses) primarily due to our acquisition in June 2019 of The Glendon residential community, and the leasing of new units at our Moanalua Hillside Apartments development.
(2) Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash used in investing activities was primarily due to: (i) $364.5 million paid for a property that we purchased in June 2019, (ii) a decrease of $9.8 million in capital expenditures for improvements to real estate, partly offset by (iii) an increase of $23.5 million in capital expenditures for developments.
(3) Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The difference in cash used in financing activities during the six months ended June 30, 2020, compared to the cash provided by financing activities during the six months ended June 30, 2019, was primarily due to: (i) $201.0 million of net proceeds from the issuance of common stock in 2019, (ii) $163.6 million of contributions from noncontrolling interests in consolidated JVs in 2019, (iii) a decrease of $125.0 million in net borrowings, and (iv) an increase of $9.6 million in dividends paid to our common stock holders.

Critical Accounting Policies

We did not adopt any new ASUs during the second quarter of 2020. We adopted ASUs during the first quarter of 2020 - see Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of the ASUs. The adoption of the ASUs did not have a material impact on our financial statements. We have not made any other changes to our critical accounting policies disclosed in our 2019 Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative instruments to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives. As of June 30, 2020, we have no outstanding floating rate debt that is unhedged.

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

Item 4.  Controls and Procedures

As of June 30, 2020, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for the risk factor related to the COVID-19 pandemic in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, we are not aware of any other material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

DOUGLAS EMMETT, INC.

Date:	August 7, 2020	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 7, 2020	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO