Form 10-Q
period 2020-09-30
Douglas Emmett Inc
filed 2020-11-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 30, 2020
Common Stock, $0.01 par value per share	175,374,886	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Funds	Unconsolidated Institutional Real Estate Funds
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for a health club that we owned and operated in Honolulu and for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (including adjusting for the effect of such items attributable to consolidated JVs and unconsolidated Funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Funds, interest expense, gain from consolidation of JVs, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.

Glossary

Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.
Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Same Properties	Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties (i) acquired during the comparative periods; (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements during the comparative periods; or (iii) that underwent a major repositioning project or were impacted by development activity that we believed significantly affected the properties' results during the comparative periods.
Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2020	December 31, 2019

	Unaudited
Assets
Investment in real estate, gross	$11,634,453	$11,478,633
Less: accumulated depreciation and amortization	(2,757,701)	(2,518,415)
Investment in real estate, net	8,876,752	8,960,218
Ground lease right-of-use asset	7,475	7,479
Cash and cash equivalents	202,166	153,683
Tenant receivables	17,482	5,302
Deferred rent receivables	116,908	134,968
Acquired lease intangible assets, net	5,437	6,407
Interest rate contract assets	—	22,381
Investment in unconsolidated Fund	47,589	42,442
Other assets	15,564	16,421
Total Assets	$9,289,373	$9,349,301

Liabilities
Secured notes payable and revolving credit facility, net	$4,708,312	$4,619,058
Ground lease liability	10,875	10,882
Interest payable, accounts payable and deferred revenue	182,516	131,410
Security deposits	57,368	60,923
Acquired lease intangible liabilities, net	38,861	52,367
Interest rate contract liabilities	241,960	54,616
Dividends payable	49,113	49,111
Total liabilities	5,289,005	4,978,367

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,374,886 and 175,369,746 outstanding at September 30, 2020 and December 31, 2019, respectively	1,754	1,754
Additional paid-in capital	3,486,442	3,486,356
Accumulated other comprehensive loss	(167,591)	(17,462)
Accumulated deficit	(873,080)	(758,576)
Total Douglas Emmett, Inc. stockholders' equity	2,447,525	2,712,072
Noncontrolling interests	1,552,843	1,658,862
Total equity	4,000,368	4,370,934
Total Liabilities and Equity	$9,289,373	$9,349,301

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
Office rental
Rental revenues and tenant recoveries	$169,571	$175,017	$514,211	$513,926
Parking and other income	19,324	30,883	71,562	91,453
Total office revenues	188,895	205,900	585,773	605,379

Multifamily rental
Rental revenues	25,727	29,854	80,685	81,055
Parking and other income	2,365	2,315	9,675	6,355
Total multifamily revenues	28,092	32,169	90,360	87,410

Total revenues	216,987	238,069	676,133	692,789

Operating Expenses
Office expenses	68,956	68,754	198,921	196,511
Multifamily expenses	9,313	9,127	27,525	24,394
General and administrative expenses	9,469	9,218	29,667	28,209
Depreciation and amortization	94,952	90,279	291,494	248,876
Total operating expenses	182,690	177,378	547,607	497,990

Operating income	34,297	60,691	128,526	194,799

Other income	654	2,952	2,968	8,742
Other expenses	(788)	(1,656)	(2,662)	(5,308)
Income from unconsolidated Funds	145	1,831	328	5,589
Interest expense	(36,167)	(40,397)	(106,777)	(107,753)
Net (loss) income	(1,859)	23,421	22,383	96,069
Less: Net loss (income) attributable to noncontrolling interests	5,632	(933)	10,343	(10,914)
Net income attributable to common stockholders	$3,773	$22,488	$32,726	$85,155

Net income per common share – basic and diluted	$0.02	$0.13	$0.18	$0.49

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(1,859)	$23,421	$22,383	$96,069
Other comprehensive income (loss): cash flow hedges	17,060	(33,179)	(211,194)	(148,100)
Comprehensive income (loss)	15,201	(9,758)	(188,811)	(52,031)
Less: Comprehensive loss attributable to noncontrolling interests	452	9,221	71,408	34,364
Comprehensive income (loss) attributable to common stockholders	$15,653	$(537)	$(117,403)	$(17,667)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

Shares of Common Stock	Beginning balance	175,375	175,223	175,370	170,215
	Exchange of OP Units for common stock	—	125	5	201
	Issuance of common stock	—	—	—	4,932
	Ending balance	175,375	175,348	175,375	175,348

Common Stock	Beginning balance	$1,754	$1,752	$1,754	$1,702
	Exchange of OP units for common stock	—	1	—	2
	Issuance of common stock	—	—	—	49
	Ending balance	$1,754	$1,753	$1,754	$1,753

Additional Paid-in Capital	Beginning balance	$3,486,442	$3,484,180	$3,486,356	$3,282,316
	Exchange of OP Units for common stock	—	1,985	90	3,207
	Repurchase of OP Units with cash	—	(140)	(4)	(431)
	Issuance of common stock, net	—	—	—	200,933
	Ending balance	$3,486,442	$3,486,025	$3,486,442	$3,486,025

AOCI	Beginning balance	$(179,471)	$(25,853)	$(17,462)	$53,944
	Cash flow hedge adjustments	11,880	(23,025)	(150,129)	(102,822)
	Ending balance	$(167,591)	$(48,878)	$(167,591)	$(48,878)

Accumulated Deficit	Beginning balance	$(827,748)	$(964,927)	$(758,576)	$(935,630)
	ASU 2016-02 adoption	—	—	—	(2,144)
	Net income attributable to common stockholders	3,773	22,488	32,726	85,155
	Dividends	(49,105)	(45,591)	(147,230)	(135,411)
	Ending balance	$(873,080)	$(988,030)	$(873,080)	$(988,030)

Noncontrolling Interests	Beginning balance	$1,563,362	$1,557,208	$1,658,862	$1,446,098
	ASU 2016-02 adoption	—	—	—	(355)
	Net (loss) income attributable to noncontrolling interests	(5,632)	933	(10,343)	10,914
	Cash flow hedge adjustments	5,180	(10,154)	(61,065)	(45,278)
	Contributions	—	—	—	176,000
	Distributions	(13,430)	(15,726)	(45,244)	(59,700)
	Exchange of OP Units for common stock	—	(1,986)	(90)	(3,209)
	Repurchase of OP Units with cash	—	(87)	(3)	(303)
	Stock-based compensation	3,363	3,004	10,726	9,025
	Ending balance	$1,552,843	$1,533,192	$1,552,843	$1,533,192

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019

Total Equity	Beginning balance	$4,044,339	$4,052,360	$4,370,934	$3,848,430
	ASU 2016-02 adoption	—	—	—	(2,499)
	Net (loss) income	(1,859)	23,421	22,383	96,069
	Cash flow hedge adjustments	17,060	(33,179)	(211,194)	(148,100)
	Issuance of common stock, net	—	—	—	200,982
	Repurchase of OP Units with cash	—	(227)	(7)	(734)
	Contributions	—	—	—	176,000
	Dividends	(49,105)	(45,591)	(147,230)	(135,411)
	Distributions	(13,430)	(15,726)	(45,244)	(59,700)
	Stock-based compensation	3,363	3,004	10,726	9,025
	Ending balance	$4,000,368	$3,984,062	$4,000,368	$3,984,062

	Dividends declared per common share	$0.28	$0.26	$0.84	$0.78

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$22,383	$96,069
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(328)	(5,589)
Depreciation and amortization	291,494	248,876
Net accretion of acquired lease intangibles	(12,536)	(12,519)
Straight-line rent	18,061	(9,298)
Loan premium amortized and written off	(2,158)	(153)
Deferred loan costs amortized and written off	5,813	10,603
Amortization of stock-based compensation	8,364	7,395
Operating distributions from unconsolidated Funds	394	5,589
Change in working capital components:
Tenant receivables	(12,180)	(742)
Interest payable, accounts payable and deferred revenue	37,360	20,284
Security deposits	(3,555)	305
Other assets	3,617	(1,852)
Net cash provided by operating activities	356,729	358,968

Investing Activities
Capital expenditures for improvements to real estate	(105,583)	(128,175)
Capital expenditures for developments	(94,019)	(44,756)
Insurance recoveries for damage to real estate	4,015	1,406
Property acquisition	—	(365,875)
Acquisition of additional interests in unconsolidated Fund	(6,591)	(7,518)
Capital distributions from unconsolidated Funds	884	5,851
Net cash used in investing activities	(201,294)	(539,067)

Financing Activities
Proceeds from borrowings	589,000	1,782,557
Repayment of borrowings	(499,561)	(1,733,092)
Loan cost payments	(3,839)	(16,555)
Contributions from noncontrolling interests in consolidated JVs	—	163,556
Distributions paid to noncontrolling interests	(45,244)	(47,256)
Dividends paid to common stockholders	(147,228)	(134,076)
Repurchase of OP Units	(7)	(734)
Proceeds from issuance of common stock, net	—	200,982
Net cash (used in) provided by financing activities	(106,879)	215,382

Increase in cash and cash equivalents and restricted cash	48,556	35,283
Cash and cash equivalents and restricted cash - beginning balance	153,804	146,348
Cash and cash equivalents and restricted cash - ending balance	$202,360	$181,631

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	Nine Months Ended September 30,
	2020	2019

Cash and cash equivalents - ending balance	$202,166	$181,510
Restricted cash - ending balance	194	121
Cash and cash equivalents and restricted cash - ending balance	$202,360	$181,631

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Cash paid for interest, net of capitalized interest	$103,117	$98,424
Capitalized interest paid	$3,256	$2,805

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$46,428	$6,641
Capitalized stock-based compensation for improvements to real estate and developments	$2,362	$1,630
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$48,208	$62,825
Removal of fully amortized acquired lease intangible assets	$271	$1,874
Removal of fully accreted acquired lease intangible liabilities	$6,659	$28,152
Property acquisition accrual	$—	$10
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$—	$10,885
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$—	$3,408
Recognition of ground lease liability - Adoption of ASU 2016-02	$—	$10,885

Non-cash Financing Transactions
Loss recorded in AOCI - consolidated derivatives	$(242,115)	$(116,251)
Loss recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(407)	$(7,995)
Accrual for deferred loan costs	$—	$1,862
Non-cash contributions from noncontrolling interests in consolidated JVs	$—	$12,444
Non-cash distributions to noncontrolling interests	$—	$12,444
Dividends declared	$147,230	$135,411
Exchange of OP Units for common stock	$90	$3,209

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
At September 30, 2020, our Consolidated Portfolio consisted of (i) a 17.9 million square foot office portfolio, (ii) 4,258 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at September 30, 2020, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2020, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.15 billion of consolidated debt. See Note 8. We also consolidate four JVs. As of September 30, 2020, these consolidated entities had aggregate total consolidated assets of $9.29 billion (of which $8.88 billion related to investment in real estate), aggregate total consolidated liabilities of $5.29 billion (of which $4.71 billion related to debt), and aggregate total consolidated equity of $4.00 billion (of which $1.55 billion related to noncontrolling interests).

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

Commencing with this Report, we moved the disclosure of our investment in real estate cost categories (land, buildings and improvements, tenant improvements and lease intangibles, and property under development) from the consolidated balance sheets to Note 3.

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

Charges for uncollectible amounts, related to tenant receivables and deferred rent receivables, which for the three and nine months ended September 30, 2020 were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $3.5 million for the three months ended September 30, 2020, and $38.5 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Office parking revenues were $15.6 million and $27.3 million for the three months ended September 30, 2020 and 2019, and $60.5 million and $80.5 million for the nine months ended September 30, 2020 and 2019, respectively. Office parking receivables were $0.8 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets.

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

ASUs Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us was the first quarter of 2020. The amendments in the ASU should be applied on a modified-retrospective basis. The ASU impacts our measurement of credit losses for our Office parking receivables, which were $0.8 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets. We adopted the ASU in the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Other Pronouncements

FASB COVID-19 Lease Modification Accounting Relief

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the existing lease accounting guidance, we would be required to determine on a lease-by-lease basis if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria are met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have availed ourselves of the election to avoid performing a lease-by-lease analysis and we have elected to apply the lease modification accounting framework.

FASB COVID-19 Cash Flow Hedge Accounting Relief

In April 2020, the FASB staff issued a question and answer document (the “Cash Flow Hedge Accounting Q&A”) on the application of cash flow hedge accounting guidance to cash flow hedges impacted by the COVID-19 pandemic. The Cash Flow Hedge Accounting Q&A clarifies that: (i) when cash flow hedge accounting has been discontinued, the delays in the timing of the forecasted transactions related to the impact of the COVID-19 pandemic may be considered rare cases caused by extenuating circumstances outside the control or influence of an entity, thereby allowing amounts deferred in AOCI to remain in AOCI until the forecasted transaction affects earnings, and (ii) missed forecasts, related to the effects of the COVID-19 pandemic, do not need to be considered when determining whether the entity has exhibited a pattern of missing forecasts that would call into question the entity’s ability to accurately predict forecasted transactions and the propriety of using cash flow hedge accounting in the future for similar transactions. The Cash Flow Hedge Accounting Q&A did not have a material impact on our consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	September 30, 2020	December 31, 2019

Land	$1,152,684	$1,152,684
Buildings and improvements	9,341,242	9,308,481
Tenant improvements and lease intangibles	930,206	905,753
Property under development	210,321	111,715
Investment in real estate, gross	$11,634,453	$11,478,633

Acquisitions

We account for our property acquisitions as asset acquisitions. The acquired property's results of operations are included in our results of operations from the respective acquisition date.

Nine Months Ended September 30, 2020

During nine months ended September 30, 2020, we did not purchase any properties.

Nine Months Ended September 30, 2019

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

As of September 30, 2020, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

We incurred ground rent expense of $183 thousand and $170 thousand for the three months ended September 30, 2020 and 2019, and $548 thousand and $532 thousand for the nine months ended September 30, 2020 and 2019, respectively, which is included in Office expenses in our consolidated statements of operations.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2020:

Twelve months ending September 30:	(In thousands)

2021	$733
2022	733
2023	733
2024	733
2025	733
Thereafter	44,895
Total future minimum lease payments	$48,560

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2020	December 31, 2019

Above-market tenant leases	$6,949	$7,220
Above-market tenant leases - accumulated amortization	(2,427)	(1,741)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(237)	(224)
Acquired lease intangible assets, net	$5,437	$6,407

Below-market tenant leases	$95,923	$102,583
Below-market tenant leases - accumulated accretion	(57,062)	(50,216)
Acquired lease intangible liabilities, net	$38,861	$52,367

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$3,970	$4,009	$12,549	$12,533
Amortization of an above-market ground lease asset(2)	(5)	(6)	(13)	(14)
Total	$3,965	$4,003	$12,536	$12,519
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investments in Unconsolidated Funds

Description of our Funds

As of September 30, 2020, we manage and own an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund own two office properties totaling 0.4 million square feet. During the nine months ended September 30, 2020 we purchased additional interests of 3.6% in Partnership X for $6.6 million.
On November 21, 2019, we restructured Fund X which resulted in Fund X being treated as a consolidated JV from November 21, 2019, and we closed the Opportunity Fund. See Note 6 in our 2019 Annual Report on Form 10-K.
At September 30, 2019, we managed and held direct and indirect equity interests in three unconsolidated Funds, consisting of 6.2% of the Opportunity Fund, 72.7% of Fund X and 24.6% of Partnership X, through which we and investors in the Funds' owned eight office properties totaling 1.8 million square feet. We purchased an additional interest of 1.4% in Fund X during the nine months ended September 30, 2019.
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

	Nine Months Ended September 30,
(In thousands)	2020	2019

Operating distributions received(1)	$394	$5,589
Capital distributions received(1)	884	5,851
Total distributions received(1)	$1,278	$11,440
_________________________________________________
(1) The distributions are not directly comparable to the prior period; the distributions during the current period reflect distributions from only Partnership X, whereas the distributions during the prior period reflect distributions from the Opportunity Fund, Fund X and Partnership X.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical acquired book value:

(In thousands)	September 30, 2020	December 31, 2019

Total assets(1)	$134,471	$136,479
Total liabilities(1)	$113,614	$113,330
Total equity(1)	$20,857	$23,149
______________________________________________
(1) The balances for both periods reflect the financial position of Partnership X.

	Nine Months Ended September 30,
(In thousands)	2020	2019

Total revenues(1)	$11,681	$62,239
Operating income(1)	$2,724	$18,033
Net income(1)	$701	$5,759
______________________________________________
(1)    The results of operations are not directly comparable to the prior period; the balances for the current period reflect the operations of Partnership X, whereas the balances for the prior period reflect the combined operations of Partnership X, the Opportunity Fund, and Fund X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
7. Other Assets

(In thousands)	September 30, 2020	December 31, 2019

Restricted cash	$194	$121
Prepaid expenses	8,163	8,711
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,483	2,368
Other	2,736	3,233
Total other assets	$15,564	$16,421

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2020	Principal Balance as of December 31, 2019	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)(4)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)(5)	6/1/2029	125,000	125,000	LIBOR + 0.98%	2.55%	6/1/2027
Term loan(6)	6/1/2038	30,303	30,864	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	40,000	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,152,703	3,113,264

Consolidated JVs
Term loan(8)	—	—	400,000	—	—	—
Term loan(3)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(9)	5/15/2027	450,000	—	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(10)		4,742,703	4,653,264
Unamortized loan premium, net(11)		4,583	6,741
Unamortized deferred loan costs, net(12)		(38,974)	(40,947)
Total Consolidated Debt, net		$4,708,312	$4,619,058
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
(2)Effective rate as of September 30, 2020. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.
(3)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(4)Effective rate will increase to 2.31% on July 1, 2021.
(5)Effective rate will increase to 3.25% on December 1, 2020.
(6)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(8)We paid this loan off during the second quarter.
(9)We closed this loan during the second quarter. The effective rate will decrease to 2.26% on July 1, 2022.
(10)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(11)Balances are net of accumulated amortization of $1.0 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively.
(12)Balances are net of accumulated amortization of $36.4 million and $30.7 million at September 30, 2020 and December 31, 2019, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2020	Principal Balance as of December 31, 2019

Aggregate swapped to fixed rate loans	$4,672,400	$4,622,400
Aggregate fixed rate loans	30,303	30,864
Aggregate floating rate loans	40,000	—
Total Debt	$4,742,703	$4,653,264

The table below summarizes certain consolidated debt statistics as of September 30, 2020:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.70
Weighted average remaining life (including extension options)	5.6 years
Weighted average remaining fixed interest period	3.3 years
Weighted average annual interest rate	3.00%

Future Principal Payments

At September 30, 2020, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending September 30:	Including Maturity Extension Options(1)

(In thousands)

2021	$778
2022	814
2023	620,852
2024	300,891
2025	838,333
Thereafter	2,981,035
Total future principal payments	$4,742,703
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Loan premium amortized and written off	$(116)	$(52)	$(2,158)	$(153)
Deferred loan costs amortized and written off	2,022	6,223	5,813	10,603
Loan costs expensed	24	1,751	989	1,751
Total	$1,930	$7,922	$4,644	$12,201

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2020	December 31, 2019

Interest payable	$11,713	$11,707
Accounts payable and accrued liabilities	127,694	66,437
Deferred revenue	43,109	53,266
Total interest payable, accounts payable and deferred revenue	$182,516	$131,410

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

Derivative Summary

As of September 30, 2020, our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Fund, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	44	$5,517,400
Unconsolidated Fund's derivatives(3)(4)(5)	1	$110,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes:
a.Nine swaps with a combined initial notional amount of $145.0 million, which will increase to $1.20 billion in the future to replace existing swaps as they expire, and
b.Four forward swaps (swaps effective after September 30, 2020) with a combined notional of $800.0 million, which will replace existing swaps as they expire.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 13 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of September 30, 2020, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' or our unconsolidated Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2020	December 31, 2019

Consolidated derivatives(1)	$254,268	$56,896
Unconsolidated Fund's derivatives(2)	$412	$—
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

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2020	December 31, 2019

Consolidated derivatives(1)	$—	$23,275
Unconsolidated Fund's derivatives(2)	$—	$963
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Loss recorded in AOCI before reclassifications(1)	$(242,115)	$(116,251)
Loss (gain) reclassified from AOCI to Interest Expense(1)	$31,293	$(22,202)
Interest Expense presented in the consolidated statements of operations	$(106,777)	$(107,753)
Unconsolidated Funds' derivatives (our share)(2):
Loss recorded in AOCI before reclassifications(1)	$(407)	$(7,995)
Loss (gain) reclassified from AOCI to Income from unconsolidated Funds(1)	$35	$(1,652)
Income from unconsolidated Funds presented in the consolidated statements of operations	$328	$5,589
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Reclassifications from AOCI

At September 30, 2020, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(71,809)
Unconsolidated Fund's derivative (our share)(1):
Losses to be reclassified from AOCI to Income from unconsolidated Funds	$(115)
_________________________________________
(1) We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

11.  Equity

Transactions

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, (i) we acquired 5 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 150 OP Units for $7 thousand in cash.

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, (i) we acquired 201 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 19 thousand OP Units and fully vested LTIP Units for $734 thousand in cash, and (iii) we issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.2 million.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 29.1 million OP Units and fully-vested LTIP Units, and represented approximately 14% of our Operating Partnership's total outstanding interests as of September 30, 2020 when we owned 175.4 million OP Units (to match our 175.4 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2020	2019

Net income attributable to common stockholders	$32,726	$85,155

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	90	3,209
Repurchase of OP Units from noncontrolling interests	(4)	(431)
Net transfers from noncontrolling interests	86	2,778

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$32,812	$87,933

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2020	2019

Beginning balance	$(17,462)	$53,944
Consolidated derivatives:
Other comprehensive loss before reclassifications	(242,115)	(116,251)
Reclassification of loss (gain) from AOCI to Interest Expense	31,293	(22,202)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive loss before reclassifications	(407)	(7,995)
Reclassification of loss (gain) from AOCI to Income from unconsolidated Funds	35	(1,652)
Net current period OCI	(211,194)	(148,100)
OCI attributable to noncontrolling interests	61,065	45,278
OCI attributable to common stockholders	(150,129)	(102,822)

Ending balance	$(167,591)	$(48,878)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Stock-based compensation expense, net	$2,611	$2,382	$8,364	$7,395
Capitalized stock-based compensation	$752	$622	$2,362	$1,630

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (In thousands):
Net income attributable to common stockholders	$3,773	$22,488	$32,726	$85,155
Allocation to participating securities: Unvested LTIP Units	(192)	(87)	(606)	(350)
Net income attributable to common stockholders - basic and diluted	$3,581	$22,401	$32,120	$84,805

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,375	175,278	175,374	172,684

Net income per common share - basic and diluted	$0.02	$0.13	$0.18	$0.49
____________________________________________________
(1) Outstanding OP Units and vested LTIP Units are not included in the denominator in calculating diluted EPS, even though they may be exchanged under certain conditions for common stock on a one-for-one basis, because their associated net income (equal on a per unit basis to the Net income per common share - diluted) was already deducted in calculating Net income attributable to common stockholders. Accordingly, any exchange would not have any effect on diluted EPS. The table below presents the weighted average OP Units and vested LTIP Units outstanding for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

OP Units	28,293	26,211	28,293	26,278
Vested LTIP Units	817	1,838	808	1,833

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

As of September 30, 2020, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2020	December 31, 2019

Fair value	$4,722,577	$4,678,623
Carrying value	$4,707,286	$4,660,005

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

(In thousands)	September 30, 2020	December 31, 2019

Fair value	$14,153	$12,218
Carrying value	$10,875	$10,882

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

(In thousands)	September 30, 2020	December 31, 2019
Derivative Assets:
Fair value - consolidated derivatives(1)	$—	$22,381
Fair value - unconsolidated Fund's derivatives(2)	$—	$889

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$241,960	$54,616
Fair value - unconsolidated Fund's derivatives(2)	$342	$—
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Office Segment
Total office revenues	$188,895	$205,900	$585,773	$605,379
Office expenses	(68,956)	(68,754)	(198,921)	(196,511)
Office segment profit	119,939	137,146	386,852	408,868

Multifamily Segment
Total multifamily revenues	28,092	32,169	90,360	87,410
Multifamily expenses	(9,313)	(9,127)	(27,525)	(24,394)
Multifamily segment profit	18,779	23,042	62,835	63,016

Total profit from all segments	$138,718	$160,188	$449,687	$471,884

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total profit from all segments	$138,718	$160,188	$449,687	$471,884
General and administrative expenses	(9,469)	(9,218)	(29,667)	(28,209)
Depreciation and amortization	(94,952)	(90,279)	(291,494)	(248,876)
Other income	654	2,952	2,968	8,742
Other expenses	(788)	(1,656)	(2,662)	(5,308)
Income from unconsolidated Funds	145	1,831	328	5,589
Interest expense	(36,167)	(40,397)	(106,777)	(107,753)
Net (loss) income	(1,859)	23,421	22,383	96,069
Less: Net loss (income) attributable to noncontrolling interests	5,632	(933)	10,343	(10,914)
Net income attributable to common stockholders	$3,773	$22,488	$32,726	$85,155

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases at September 30, 2020:

Twelve months ending September 30:	(In thousands)

2021	$644,792
2022	562,257
2023	467,368
2024	368,684
2025	274,383
Thereafter	650,789
Total future minimum base rentals(1)	$2,968,273
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

Concentration of Risk

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2020 and 2019, no tenant accounted for more than 10% of our total revenues.

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

As of September 30, 2020, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of September 30, 2020, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated.

As of September 30, 2020, we had an aggregate remaining contractual commitment for these and other development projects of approximately $197.2 million. As of September 30, 2020, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $11.4 million.

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2020, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements.

The table below summarizes our Fund's debt as of September 30, 2020. The amounts reflect 100%, not our pro-rata share, of the amounts related to our Fund:

Fund(1)	Loan Maturity Date	Principal Balance (In Millions)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(3)(4)	3/1/2023	$110.0	LIBOR + 1.40%	2.30%	3/1/2021
___________________________________________________
(1)See Note 6 for more information regarding our unconsolidated Fund.
(2)Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity.
(3)As of September 30, 2020, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.4 million.
(4)Loan agreement includes a zero-percent LIBOR floor. The corresponding swap does not include such a floor.

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

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2020, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	70	72
Rentable Square Feet (in thousands)(3)	17,892	18,277
Leased rate	89.9%	89.8%
Occupancy rate	88.5%	88.4%

Multifamily
Properties	12	12
Units	4,258	4,258
Leased rate	97.5%	97.5%
Occupied rate	93.3%	93.3%

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
(3) As of September 30, 2020, we removed approximately 273,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments.

Revenues by Segment and Location

During the nine months ended September 30, 2020, revenues from our Consolidated Portfolio were derived as follows:
____

Impacts of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. Our rent collections continue to be negatively impacted by the pandemic and our markets' very tenant-oriented lease enforcement moratoriums, which are considerably out of sync with other gateway markets. However, this quarter we did see some incremental improvements in rent collections, tenant utilization and leasing activity.

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

At the end of the second and third quarters, we wrote off certain tenant receivables and deferred rent receivables, and we had a significant decrease in our parking revenues due to lower utilization. For the three and nine months ended September 30, 2020, charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $3.5 million and $38.5 million, respectively. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See "Revenue Recognition" in Note 2 to our consolidated financial statements in Item 1 of this Report. We don’t know how the COVID-19 pandemic will impact our future collections. During the second and third quarters, we had savings from variable expenses which partly offset the write-offs of tenant receivables and deferred rent receivables and the decrease in our parking revenues.

While our tenant retention was in-line with long-term averages, our total office portfolio leased percentage declined by 1% to 89.8% as new leasing volume remained below pre-Covid-19 levels. Our multifamily portfolio remains essentially fully leased at 98%.

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

Overall, we expect the COVID-19 pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information of the risks to our business, please see Item 1A "Risk Factors" below.

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

During the third quarter of 2020:

◦We did not have any transactions during the third quarter of 2020.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Nine Months Ended	Year Ended December 31,
	September 30, 2020	2019	2018	2017	2016

Average straight-line rental rate(1)(2)	$44.66	$49.65	$48.77	$44.48	$43.21
Annualized lease transaction costs(3)	$5.01	$6.02	$5.80	$5.68	$5.74

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Nine Months Ended September 30, 2020

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$41.68	$43.86	5.2%
Straight-line Rent	$37.48	$44.66	19.2%

___________________________________________________
(1)Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the quarter compared to the prior leases for the same space. Excludes leases with a term of twelve months or less, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space at landlord's request, leases modified by workout agreements, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant.
(2)Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Nine Months Ended	Year Ended December 31,
	September 30, 2020	2019	2018	2017	2016

Average annual rental rate - new tenants(1)	$28,902	$28,350	$27,542	$28,501	$28,435

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

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2020 (new tenants and existing tenants undergoing annual rent review) was 2.6% lower than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2020	2019	2018	2017	2016

Office portfolio	88.4%	91.4%	90.3%	89.8%	90.4%
Multifamily portfolio(2)	93.3%	95.2%	97.0%	96.4%	97.9%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	September 30, 2020	2019	2018	2017	2016

Office portfolio	90.0%	90.7%	89.4%	89.5%	90.6%
Multifamily portfolio(2)	94.2%	96.5%	96.6%	97.2%	97.6%

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

Office Lease Expirations

As of September 30, 2020, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2017, 2018, and 2019 with the same remaining duration as the leases for the labeled year had at September 30, 2020. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended September 30, 2020 to three months ended September 30, 2019

	Three Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$169,571	$175,017	$(5,446)	(3.1)%	The decrease was primarily due to a decrease of $18.4 million in rental revenues and tenant recoveries from properties that we owned throughout both periods, partly offset by $13.0 million of rental revenue and tenant recoveries from a JV we consolidated in November 2019. The decrease from properties that we owned throughout both periods was primarily due to lower collections and write-offs of uncollectible receivables and deferred rent receivables, both as a result of the COVID-19 pandemic.
Office parking and other income	$19,324	$30,883	$(11,559)	(37.4)%	The decrease was due to a decrease of $13.1 million in parking and other income from properties we owned throughout both periods, partly offset by $1.5 million of parking and other income from a JV we consolidated in November 2019. The decrease from properties that we owned throughout both periods was primarily due to a decrease in parking activity as a result of the COVID-19 pandemic.
Multifamily revenue	$28,092	$32,169	$(4,077)	(12.7)%	The decrease was due to a decrease of $2.4 million in revenues at a property where units are temporarily unoccupied as a result of a fire, and a decrease of $1.7 million in revenues from our other properties. The decrease of $1.7 million from our other properties was primarily due to lower collections, occupancy, and rental rates, all as a result of the COVID-19 pandemic.

Operating expenses

Office rental expenses	$68,956	$68,754	$(202)	(0.3)%	The increase was due to $5.3 million in rental expenses from a JV we consolidated in November 2019, partly offset by a decrease of $5.1 million in rental expenses from properties that we owned throughout both periods, which was primarily due to a decrease in scheduled services expenses and utility expenses, as a result of lower utilization caused by the COVID-19 pandemic.

	Three Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Multifamily rental expenses	$9,313	$9,127	$(186)	(2.0)%	The increase was primarily due to an increase in insurance and payroll expenses, partly offset by a decrease in utility and repairs and maintenance expenses.
General and administrative expenses	$9,469	$9,218	$(251)	(2.7)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$94,952	$90,279	$(4,673)	(5.2)%	The increase was primarily due to $8.5 million of depreciation and amortization from a JV we consolidated in November 2019, partly offset by a decrease of $4.8 million of depreciation and amortization from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building in the comparable period.
Non-Operating Income and Expenses

Other income	$654	$2,952	$(2,298)	(77.8)%	The decrease was due to (i) a decrease of $1.3 million in revenues from a health club in Honolulu that we owned and operated, caused by the COVID-19 pandemic, (ii) a decrease of $0.6 million in interest income due to lower money market balances and interest rates, and (iii) a decrease of $0.4 million in revenues related to our Fund that was consolidated as a JV in November 2019.
Other expenses	$(788)	$(1,656)	$868	52.4%	The decrease was primarily due to a decrease of $0.7 million in expenses for the health club in Honolulu, caused by the COVID-19 pandemic, and a decrease of $0.2 million in expenses related to our Fund that was consolidated as a JV in November 2019.
Income from unconsolidated Funds	$145	$1,831	$(1,686)	(92.1)%	The decrease was primarily due to the consolidation of one of our Funds as a JV in November 2019, and a decrease in net income for our remaining Fund. The decrease for our remaining Fund was primarily due to lower collections, write-offs of uncollectible receivables and deferred rent receivables, and a decrease in parking income, all as a result of the COVID-19 pandemic.
Interest expense	$(36,167)	$(40,397)	$4,230	10.5%	The decrease was primarily due to loan costs expensed in connection with our debt refinancing activities during the comparable period, partly offset by interest expense from the debt of a JV that was consolidated in November 2019.

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

	Nine Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$514,211	$513,926	$285	0.1%	The increase was primarily due to $41.3 million of rental revenues and tenant recoveries from a JV we consolidated in November 2019, and an increase of $1.6 million in rental revenues and tenant recoveries from a property that we purchased in June 2019, partly offset by a decrease of $3.0 million in rental revenues and tenant recoveries from a building we are converting from an office building to residential building in Hawaii, and a decrease of $39.6 million in rental revenue and tenant recoveries from our other properties, which was primarily due to write-offs of uncollectible receivables and deferred rent receivables and lower collections, both as a result of the COVID-19 pandemic.
Office parking and other income	$71,562	$91,453	$(19,891)	(21.7)%	The decrease was due to a decrease of $25.6 million in parking and other income from properties we owned throughout both periods, primarily due to a decrease in parking activity as a result of the COVID-19 pandemic, partly offset by an increase of $5.7 million in parking and other income from a JV we consolidated in November 2019.
Multifamily revenue	$90,360	$87,410	$2,950	3.4%	The increase was due to an increase of (i) $5.7 million in revenue from a property that we purchased in June 2019, and (ii) an increase of $2.1 million in revenue from the new apartments at our Moanalua Hillside Apartments development, partly offset by (a) a decrease of $3.0 million in revenues at a property where units are temporarily unoccupied as a result of a fire, and (b) a decrease of $1.8 million in revenues from our other properties, which was primarily due to lower occupancy and collections, both as a result of the COVID-19 pandemic.

Operating expenses

Office rental expenses	$198,921	$196,511	$(2,410)	(1.2)%	The increase was due to $14.8 million in rental expenses from a JV we consolidated in November 2019, and an increase of $0.7 million in rental expenses from a property we purchased in June 2019, partly offset by a decrease of $1.6 million in rental expenses from an office building we are converting to a residential building in Hawaii, and a decrease of $11.4 million in rental expenses from our other properties, which was primarily due to a decrease in scheduled services expenses, utility expenses, and repairs and maintenance expenses, as a result of lower utilization caused by the COVID-19 pandemic.

	Nine Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Multifamily rental expenses	$27,525	$24,394	$(3,131)	(12.8)%	The increase was primarily due to an increase of $2.6 million in rental expenses from the property we purchased in June 2019, and an increase of $0.3 million in rental expenses from the new apartments at our Moanalua Hillside Apartments development.
General and administrative expenses	$29,667	$28,209	$(1,458)	(5.2)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$291,494	$248,876	$(42,618)	(17.1)%	The increase was due to (i) depreciation and amortization of $26.1 million from a JV we consolidated in November 2019, (ii) an increase of $12.3 million in depreciation and amortization from an office building we are converting to a residential building in Hawaii, due to accelerated depreciation of the building, and (iii) an increase of $3.2 million in depreciation and amortization from the property we purchased in June 2019.

Non-Operating Income and Expenses

Other income	$2,968	$8,742	$(5,774)	(66.0)%	The decrease was due to (i) a decrease of $2.9 million in revenue from a health club in Honolulu that we owned and operated, caused by the COVID-19 pandemic, (ii) a decrease of $1.3 million in revenue related to our Fund that was consolidated as a JV in November 2019, and (iii) a decrease of $1.5 million in interest income due to lower money market balances and interest rates. Other income includes a $4.0 million write-down for the estimated property damage to a building impacted by a fire offset by the associated $4.0 million of insurance proceeds received for property damage.
Other expenses	$(2,662)	$(5,308)	$2,646	49.8%	The decrease was due to a decrease of $1.9 million in expenses for the health club in Honolulu, caused by the COVID-19 pandemic, and a decrease in expenses of $0.7 million related to our Fund that was consolidated as a JV in November 2019.
Income from unconsolidated Funds	$328	$5,589	$(5,261)	(94.1)%	The decrease was primarily due to the consolidation of one of our Funds as a JV in November 2019 and a decrease in income of our remaining Fund. The decrease for our remaining Fund was primarily due to write-offs of uncollectible receivables and deferred rent receivables, lower collections, and a decrease in parking income, all as a result of the COVID-19 pandemic.
Interest expense	$(106,777)	$(107,753)	$976	0.9%	The decrease was primarily due to loan costs expensed in connection with our debt refinancing activities during the comparable period, partly offset by interest expense from the debt of a JV that was consolidated in November 2019.

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

Our FFO comparison of results was primarily impacted by the COVID-19 pandemic:

Comparison of three months ended September 30, 2020 to three months ended September 30, 2019

For the three months ended September 30, 2020, FFO decreased by $21.1 million, or 20.3%, to $82.8 million, compared to $103.9 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in the operating income from our office portfolio (office revenues less office rental expenses) and a decrease in the operating income from our multifamily portfolio (multifamily revenues less multifamily rental expenses). The decrease in operating income from our office portfolio was primarily due to lower collections, write-offs of uncollectible receivables and deferred rent receivables, and a decrease in parking income. The decrease in operating income from our multifamily portfolio was primarily due to a multifamily property where units are temporarily unoccupied as a result of a fire and a decrease in revenues from our other properties, which was primarily due to lower rental revenues due to lower collections, occupancy and rental rates.

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

For the nine months ended September 30, 2020, FFO decreased by $35.7 million, or 11.4%, to $279.0 million, compared to $314.8 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in the operating income from our office portfolio (office revenues less office rental expenses), which was primarily due to lower collections, write-offs of uncollectible receivables and deferred rent receivables, and a decrease in parking income.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Net income attributable to common stockholders	$3,773	$22,488	$32,726	$85,155
Depreciation and amortization of real estate assets(1)	94,952	90,279	291,494	248,876
Net (loss) income attributable to noncontrolling interests(1)	(5,632)	933	(10,343)	10,914
Adjustments attributable to unconsolidated Funds(1)(2)	690	4,335	2,040	13,185
Adjustments attributable to consolidated JVs(1)(3)	(11,030)	(14,147)	(36,874)	(43,343)
FFO	$82,753	$103,888	$279,043	$314,787

_______________________________________________
(1)We restructured one of our unconsolidated Funds in November 2019 after which it was consolidated as a JV. The various adjustments in the reconciliation of FFO are therefore not directly comparable to the prior period. See Note 6 to our consolidated financial statements in our 2019 Annual Report on Form 10-K for more information.
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

Comparison of three months ended September 30, 2020 to three months ended September 30, 2019

Our Same Properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented reflect 100% (not our pro-rata share). Our Same Property results of operations for the three months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic.

	Three Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$170,535	$200,320	$(29,785)	(14.9)%	The decrease was primarily due to (i) a decrease in parking income, (ii) a decrease in rental revenues due to lower collections and write-offs of uncollectible receivables and deferred rent receivables, and (iii) a decrease in tenant recoveries due to a decrease in recoverable operating costs and lower collections and write-offs of uncollectible receivables.
Office expenses	(61,328)	(65,707)	4,379	6.7%	The decrease was primarily due to a decrease in parking expenses, janitorial expenses, and utility expenses.
Office NOI	109,207	134,613	(25,406)	(18.9)%

Multifamily revenues	14,607	15,765	(1,158)	(7.3)%	The decrease was primarily due to a decrease in rental revenues due to lower collections, rental rates and occupancy.
Multifamily expenses	(4,122)	(3,941)	(181)	(4.6)%	The increase was primarily due to an increase in insurance expenses and personnel expenses.
Multifamily NOI	10,485	11,824	(1,339)	(11.3)%

Total NOI	$119,692	$146,437	$(26,745)	(18.3)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended September 30,
(In thousands)	2020	2019

Same Property NOI	$119,692	$146,437
Non-comparable office revenues	18,360	5,580
Non-comparable office expenses	(7,628)	(3,047)
Non-comparable multifamily revenues	13,485	16,404
Non-comparable multifamily expenses	(5,191)	(5,186)
NOI	138,718	160,188
General and administrative expenses	(9,469)	(9,218)
Depreciation and amortization	(94,952)	(90,279)
Operating income	34,297	60,691
Other income	654	2,952
Other expenses	(788)	(1,656)
Income from unconsolidated Funds	145	1,831
Interest expense	(36,167)	(40,397)
Net (loss) income	(1,859)	23,421
Less: Net loss (income) attributable to noncontrolling interests	5,632	(933)
Net income attributable to common stockholders	$3,773	$22,488

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

Our Same Properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented include 100% (not our pro-rata share). Our Same Property results of operations for the nine months ended September 30, 2020 were primarily impacted by the COVID-19 pandemic.

	Nine Months Ended September 30,		Favorable
	2020	2019	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$526,111	$590,458	$(64,347)	(10.9)%	The decrease was primarily due to (i) a decrease in rental revenues due to write-off's of uncollectible receivables and deferred rent receivables and lower collections, (ii) a decrease in parking income, and (iii) a decrease in tenant recoveries due to a decrease in recoverable operating costs, write-offs of uncollectible receivables, and lower collections.
Office expenses	(177,038)	(188,273)	11,235	6.0%	The decrease was primarily due to a decrease in parking expenses, janitorial expenses, utility expenses, and repairs and maintenance expenses, partly offset by an increase in insurance expenses.
Office NOI	349,073	402,185	(53,112)	(13.2)%

Multifamily revenues	44,861	47,272	(2,411)	(5.1)%	The decrease was primarily due to a decrease in rental revenues due to lower collections and occupancy.
Multifamily expenses	(12,205)	(11,910)	(295)	(2.5)%	The increase was primarily due to an increase in personnel expenses and insurance expenses, partly offset by a decrease in repairs and maintenance expenses.
Multifamily NOI	32,656	35,362	(2,706)	(7.7)%

Total NOI	$381,729	$437,547	$(55,818)	(12.8)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Same Property NOI	$381,729	$437,547
Non-comparable office revenues	59,662	14,921
Non-comparable office expenses	(21,883)	(8,238)
Non-comparable multifamily revenues	45,499	40,138
Non-comparable multifamily expenses	(15,320)	(12,484)
NOI	449,687	471,884
General and administrative expenses	(29,667)	(28,209)
Depreciation and amortization	(291,494)	(248,876)
Operating income	128,526	194,799
Other income	2,968	8,742
Other expenses	(2,662)	(5,308)
Income from unconsolidated Funds	328	5,589
Interest expense	(106,777)	(107,753)
Net income	22,383	96,069
Less: Net loss (income) attributable to noncontrolling interests	10,343	(10,914)
Net income attributable to common stockholders	$32,726	$85,155

Liquidity and Capital Resources

Short-term liquidity

During the nine months ended September 30, 2020, we generated cash from operations of $356.7 million. As of September 30, 2020, we had $202.2 million of cash and cash equivalents, and we had a $40.0 million balance on our $400.0 million revolving credit facility. Our earliest debt maturity is February 28, 2023. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development projects and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute a substantial majority of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse indebtedness, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400.0 million of shares of common stock as of the date of this Report.

We only use property level, non-recourse debt. As of September 30, 2020, approximately 41% of our total office portfolio is totally unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2020, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt.

Cash Flows

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

	Nine Months Ended September 30,		Increase
	2020	2019	(Decrease)	%
	(In thousands)

Net cash provided by operating activities(1)	$356,729	$358,968	$(2,239)	(0.6)%
Net cash used in investing activities(2)	$(201,294)	$(539,067)	$(337,773)	(62.7)%
Net cash (used in) provided by financing activities(3)	$(106,879)	$215,382	$(322,261)	(149.6)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The decrease in cash provided by operating activities was primarily due to: (i) a decrease of $5.2 million in operating distributions from our unconsolidated real estate funds primarily due to the consolidation of one of our Funds as a JV in November 2019, (ii) an increase of $4.7 million in cash interest expense primarily due to the consolidation of one of our Funds as a JV in November 2019, (iii) a decrease of $1.5 million in interest income due to lower money market balances and interest rates, (iv) a decrease of $1.0 million of net income from a health club in Honolulu that we owned and operated, partly offset by an increase of $9.8 million of cash generated by our office portfolio operations due to: (a) the consolidation of one of our Funds as a JV in November 2019, (b) a property that we purchased in June 2019, and (c) a decrease in cash paid for expenses due to an increase in accruals.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash used in investing activities was primarily due to: (i) $365.9 million paid for a property that we purchased in June 2019 and (ii) a decrease of $22.6 million in capital expenditures for improvements to real estate, partly offset by (iii) an increase of $49.3 million in capital expenditures for developments.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The difference in cash used in financing activities during the nine months ended September 30, 2020, compared to the cash provided by financing activities during the nine months ended September 30, 2019, was primarily due to: (i) $201.0 million of net proceeds from the issuance of common stock in 2019, (ii) $163.6 million of contributions from noncontrolling interests in consolidated JVs in 2019, and (iii) an increase of $13.2 million in dividends paid to our common stock holders, partly offset by an increase of $40.0 million in net borrowings.

Critical Accounting Policies

See Note 2 to our consolidated financial statements in Item 1 of this Report for a discussion of the ASUs we adopted. We have not made any changes to our critical accounting policies disclosed in our 2019 Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use interest rate swaps to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and interest rate swaps. As of September 30, 2020, we had no outstanding floating rate debt that was unhedged.

Market Transition to SOFR from USD-LIBOR

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

Our floating rate borrowings and derivative instruments are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks - which include loan interest payments and amounts received and paid on interest rate swaps. These risks arise in connection with transitioning contracts to a new alternative rate. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and potentially magnified.

Item 4.  Controls and Procedures

As of September 30, 2020, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	November 6, 2020	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 6, 2020	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO