Form 10-K
period 2020-12-31
Douglas Emmett Inc
filed 2021-02-22
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2020, was $5.09 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
The registrant had 175,464,148 shares of its common stock outstanding as of February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2021 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

DOUGLAS EMMETT, INC.

FORM 10-K

Explanatory Note

We early adopted the SEC's amendments to Items 301, 302 and 303 of the Regulation S-K rules which became effective on February 10, 2021. Our early adoption resulted in, among other things, the following updates to this Report:
•We ceased disclosing selected financial data previously disclosed in Part II, Item 6,
•We ceased disclosing the contractual obligation table in Part II, Item 7, and replaced it with qualitative disclosure, and
•We ceased disclosing the quarterly financial data in the footnotes to our consolidated financial statements in Part IV, Item 15 (we are required to disclose the quarterly financial data if we make updates to our quarterly data at year end).

Glossary
Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Funds	Unconsolidated Institutional Real Estate Funds
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (including adjusting for the effect of such items attributable to consolidated JVs and unconsolidated Funds, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income: general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Funds, interest expense, gain from consolidation of JVs, gains (or losses) on sales of investments in real estate and net income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
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

Glossary

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
•fire and other property damage;
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

At December 31, 2020, we owned a Consolidated Portfolio consisting of (i) a 17.8 million square foot office portfolio, (ii) 4,287 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2020, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2020, our portfolio consisted of the following (including ancillary retail space and excluding the two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
Total	69	71

Multifamily
Wholly-owned properties	11	11
Consolidated JV properties	1	1
Total	12	12

Total	81	83

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2020, our office portfolio median size tenant was approximately 2,600 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2018, 2019 and 2020, no tenant accounted for more than 10% of our total revenues.

•Disciplined Strategy of Acquiring Substantial Market Share In Each Submarket.
Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 38% share of the Class A office space in our submarkets based on the square feet of exposure in our total portfolio to each submarket. See "Office Portfolio Summary" in Item 2 “Properties” of this Report.
•Proactive Asset and Property Management.
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

JVs and Fund

At December 31, 2020, in addition to fifty-three office properties and eleven residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:
•three consolidated JVs, through which we and institutional investors own sixteen office properties in our core markets totaling 4.2 million square feet and one residential property with 350 apartments, and in which we own a weighted average of 46% at December 31, 2020 based on square footage. We are entitled to (i) distributions based on invested capital as well as additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.
•one unconsolidated Fund through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet and in which we own 34% at December 31, 2020.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

The financial data in this Report presents our JVs on a consolidated basis and our Funds on an unconsolidated basis in accordance with GAAP. See "Basis of Presentation" in Note 1 to our consolidated financial statement in Item 15 of this Report for more information regarding the consolidation of our JVs.

On November 21, 2019, we restructured one of our previously unconsolidated Funds, after which it is treated as a consolidated JV in our financial statements. The results of the consolidated JV are included in our operating results from November 21, 2019 (before November 21, 2019, our share of the Fund's net income was included in our statements of operations in Income from unconsolidated Funds). In December 2020, we sold an 80 thousand square foot office property in Honolulu, which was held by one of our consolidated JVs in which we owned a two-thirds capital interest. The JV was subsequently dissolved before December 31, 2020 (and is therefore not included in the JV statistics disclosed above). The results of the consolidated JV are included in our operating results until it was dissolved in December 2020. See Note 3 and Note 6 to our consolidated financial statement in Item 15 of this Report for more information regarding these transactions.
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

There are two gross income requirements we must satisfy:
i.at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below and qualifying hedges) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income, and
ii.at least 95% of our gross income (excluding gross income from “prohibited transactions” and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test or from other dividends, interest or gain from the sale or other disposition of stock or securities. In general, a “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business.

We must satisfy five asset tests at the close of each quarter of our taxable year:
i.at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, debt instruments of publicly offered REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities,
ii.not more than 25% of our total assets may be represented by securities other than those in the 75% asset class,
iii.of the assets included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of any one issuer, in each case other than securities included under the 75% asset test above and interests in TRS or QRS, each as defined below, and in the case of the 10% value test, subject to certain other exceptions,
iv.not more than 20% of the value of our total assets may be represented by securities of one or more TRS, and
v.not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gains dividends) to our stockholders equal to at least (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, less (B) the sum of certain items of non-cash income. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at the regular corporate tax rate. Furthermore, if we fail to distribute during each calendar year the sum of at least (i) 85% of our ordinary income for such year, (ii) 95% of our capital gains income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

We own an interest in a subsidiary that is intended to be treated as a QRS. The Code provides that a QRS will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. We hold certain of our properties through subsidiaries that have elected to be taxed as REITs. We also wholly own an interest in a corporation which has elected to be treated as a TRS. A REIT may own more than 10% of the voting stock and value of the securities of a corporation that jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

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

The governmental authorities in the jurisdictions in which we primarily operate, Los Angeles, Beverly Hills and Santa Monica, have passed COVID-19 pandemic relief ordinances prohibiting evictions and allowing rent deferral for residential, retail, and office tenants, regardless of financial distress. The ordinances cover our residential, retail and office tenants (with some carve outs for large tenants) and generally prohibit landlords from evicting tenants and imposing late fees or interest, and allow tenants to pay back the deferred rent over a certain period.

See Item 1A “Risk Factors” of this Report for the risks we face regarding laws and regulations.

Sustainability

In operating our buildings and running our business, we actively work to promote our operations in a sustainable and responsible manner.  Our sustainability initiatives include items such as lighting, retrofitting, energy management systems, variable frequency drives in our motors, energy efficiency, recycling and water conservation.  As a result of our efforts, 78% of our eligible office space in 2019 was ENERGY STAR certified by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2020 Energy Star scores are being reviewed to properly account for any impact from the COVID-19 pandemic).

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

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2020, we employed approximately 700 people.

We promote an atmosphere of openness, respect and trust and bring a sense of teamwork and inclusion to all we do. We recognize that having a range of experiences, backgrounds and perspectives allows us to find new ways of doing things. We make sure to walk the talk in fostering a workplace culture that encourages and empowers all our employees to have a voice and fulfill their potential.

We value and advance the diversity and inclusion of the people with whom we work. We are committed to equal opportunity in workplaces that are free from discrimination or harassment on the basis of race, sex, color, ancestry, citizenship, marital status, family status, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, political opinion or any other status protected by applicable law. Recruitment, hiring, placement, development, training, compensation and advancement may not be based on any of these factors, but should instead be based on factors such as qualifications, performance, skills and experience.

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2020, we provided equity compensation to approximately two-thirds, of our approximately 700 employees.

The health and safety of our employees, tenants, and vendors is of the utmost importance to us. We adhere to leading health and safety standards across our portfolio, and each year, we require all our employees to complete safety training and also provide them seminars on various health topics free of charge. The COVID-19 pandemic had a significant impact on our human capital management during 2020. We are deemed an essential business and we moved quickly to institute safety protocols and procedures to keep our properties open and to protect our tenants and employees who continued to work on site and at our headquarters.

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

Our risk factors are grouped into the following categories:
•Risks Related to Our Properties and Our Business;
•Risks Related to Our Organization and Structure;
•Risks Related to Taxes and Our Status as a REIT;
•General Risks.

Risks Related to Our Properties and Our Business

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

Although the impacts of the pandemic cannot be predicted at this time, some potential impacts from the pandemic could include:
•Government actions that reduce or otherwise hinder our ability to collect rent promptly or at all, adversely affect tenant demand, increase our costs or otherwise reduce our collections;
•Supply chain, governmental or other disruptions that adversely affect construction or our operations and/or those of our tenants;

•Economic pressure on our tenants, which could lead to lower collections or defaults;
•Reduced or different tenant demand, leading to lower occupancy and/or rental rates in our buildings;
•Increases in expenses and/or capital investments or decreases in tenant demand as a result of safety concerns;
•Increased risks of IT disruptions and/or cyber attacks as a result of our employees or tenants working remotely;
•Disruption of our operations as a result of the illness or social distancing of our employees or tenants;
•Changes in the financial markets, the value of our properties and/or our cash flows which adversely affect our stock price and/or our tenants' access to needed debt or equity capital on reasonable or any terms; and/or
•Increases in the cost or availability, or changes to the terms, of insurance.

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

Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. These events include, but are not limited to:
•adverse changes in international, national or local economic conditions;
•inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;
•adverse changes in financial conditions of actual or potential investors, buyers, sellers or tenants;
•inability to collect rent from tenants;
•competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and institutional investment funds;
•reduced tenant demand for office space and residential units from matters such as (i) trends in space utilization, (ii) changes in the relative popularity of our properties, (iii) the type of space we provide or (iv) purchasing versus leasing;
•reduced demand for parking space due to the impact of technology such as self driving cars, and the increasing popularity of car ride sharing services;
•increases in the supply of office space and residential units;
•fluctuations in interest rates and the availability of credit, which could adversely affect our ability to obtain financing on favorable terms or at all;
•increases in expenses (or our reduced ability to recover expenses from our tenants), including insurance costs, labor costs (such as the unionization of our employees or the employees of any parties with whom we contract for services to our buildings), energy prices, real estate assessments and other taxes, as well as costs of compliance with laws, regulations and governmental policies;
•utility disruptions;
•the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates;
•changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA;
•legislative uncertainty related to federal and state spending and tax policy;
•difficulty in operating properties effectively;

•acquiring undesirable properties; and
•inability to dispose of properties at appropriate times or at favorable prices.

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
Our substantial indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially during economic downturns when credit is harder to obtain, could adversely affect us, including the following:
•our cash flows may be insufficient to meet our required principal and interest payments;
•servicing our borrowings may leave us with insufficient cash to operate our properties or to pay the distributions necessary to maintain our REIT qualification;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our existing indebtedness;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•we may violate any restrictive covenants in our loan documents, which could entitle the lenders to accelerate our debt obligations;
•we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements, the hedge agreements may not effectively hedge the interest rate fluctuation risk, and, upon the expiration of any hedge agreements we do have, we will be exposed to the then-existing market rates of interest and future interest rate volatility with respect to debt that is currently hedged; we could also be declared in default on our hedge agreements if we default on the underlying debt that we are hedging;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness;
•any foreclosure on our properties could also create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code.
•our floating rate debt and related hedges are indexed to USD-LIBOR, any regulatory changes which impact the USD-LIBOR benchmark, such as the potential transition to the Secured Overnight Financing Rate (see Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" below), could impact our borrowing costs or the effectiveness of our hedges.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2020, 11.4% of the square footage in our total office portfolio was available for lease and 13.3% was scheduled to expire in 2021. As of December 31, 2020, 1.8% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

California and various municipalities within Southern California, including the cities of Los Angeles and Santa Monica where our properties are located, have enacted rent control legislation. All of our multifamily properties in Los Angeles County are affected by these laws and regulations. Under current California law we are able to increase rents to market rates once a tenant vacates a rent-controlled unit; however, increases in rental rates for renewing tenants are limited by California, Los Angeles and Santa Monica rent control regulations.

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

Our planned growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on favorable terms and to successfully integrate and operate them is subject to significant risks, including the following:
•we may be unable to acquire desired properties because of competition from other real estate investors, including other real estate operating companies, publicly-traded REITs and investment funds;
•competition from other potential acquirers may significantly increase the purchase price of a desired property;
•we may acquire properties that are not accretive to our results upon acquisition or we may not successfully manage and lease them up to meet our expectations;
•we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtained, the financing may not be on favorable terms;
•cash flows from the acquired properties may be insufficient to service the related debt financing;
•we may need to spend more than we budgeted to make necessary improvements or renovations to acquired properties;
•we may spend significant time and money on potential acquisitions that we do not close;
•the process of acquiring or pursuing the acquisition of a property may divert the attention of our senior management team from our existing business operations;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;
•occupancy and rental rates of acquired properties may be less than expected; and
•we may acquire properties without recourse, or with limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:
•We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, material shortages and price increases);
•We may be unable to lease the developed or redeveloped properties at budgeted rental rates or lease up the property within budgeted time frames;
•We may devote time and expend funds on development or redevelopment of properties that we may not complete;
•We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations;
•We may encounter delays, refusals and unforeseen cost increases resulting from third-party litigation or objections;
•We may fail to obtain the financial results expected from properties we develop or redevelop; and
•We have developed and redeveloped properties in the past, however only in a limited manner in recent years, which could adversely affect our ability to develop or redevelop properties or to achieve our expected returns.

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

We have and may in the future develop or acquire properties with, or raise capital from, third parties through partnerships, JVs or other entities, or through acquiring or disposing of non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, JV or other entity. This may subject us to risks that may not be present with other methods of ownership, including for example the following:
•We may not be able to exercise sole decision-making authority regarding the properties, partnership, JV or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

•Partners or co-venturers may default on their obligations including those related to capital contributions, debt financing or interest rate swaps, which could delay acquisition, construction or development of a property or increase our financial commitment to the partnership or JV;
•Conflicts of interests with our partners or co-venturers as result of matters such as different needs for liquidity, assessments of the market or tax objectives; ownership of competing interests in other properties; and other business interests, policies or objectives that are competitive or inconsistent with ours;
•If any such jointly owned or managed entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may suffer significantly, including having to dispose of our interest in such entity (if that is possible) or even losing our status as a REIT;
•Our assumptions regarding the tax impact of any structure or transaction could prove to be incorrect, and we could be exposed to significant taxable income, property tax reassessments or other liabilities, including any liability to third parties that we may assume as part of such transaction or otherwise;
•Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses, affect our ability to develop or operate a property and/or prevent our officers and/or directors from focusing their time and effort on our business;
•We may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers; and
•We may not be able to raise capital as needed from institutional investors or sovereign wealth funds, or on terms that are favorable.

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

At December 31, 2020, our executive officers owned 4% of our outstanding common stock, but they would own 15% if they converted all of their OP Units into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. If we lose the services of any of our executive officers or key senior personnel our business could be adversely affected.

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

In order to qualify as a REIT, we are required under the Code to distribute annually at least 90% of our “REIT taxable income", determined without regard to the dividends paid deduction and by excluding any net capital gain. To the extent that we do not distribute all of our net long-term capital gains or at least 90% of our REIT taxable income, we will be required to pay tax thereon at the regular corporate tax rate. Because of these distribution requirements, we may not be able to fund future capital needs from our operating cash flows, including acquisitions, development and debt refinancing. Consequently, we expect to rely on third-party sources to fund some of our capital needs and we may not be able to obtain financing on favorable terms or at all. Any additional borrowings will increase our leverage, and any additional equity that we issue will dilute our common stock. Our access to third-party sources of capital depends on many factors, some of which include:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flows and cash dividends; and
•the market price per share of our common stock.

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

Provisions in our Operating Partnership agreement may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•redemption rights of qualifying parties;
•transfer restrictions on our OP Units;
•the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and
•the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

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

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our common stock, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Risks Related to Taxes and Our Status as a REIT

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent that we distribute less than 100% of our REIT taxable income (including capital gains). In addition, any net taxable income earned directly by our TRS, or through entities that are disregarded for federal income tax purposes as entities separate from our TRS, will be subject to federal and possibly state corporate income tax. We have elected to treat one of our subsidiaries as a TRS, and we may elect to treat other subsidiaries as TRSs in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a TRS will be subject to an appropriate level of federal income taxation. For example, for taxable years prior to 2018, a TRS is limited in its ability to deduct interest payments made to an affiliated REIT and, for taxable years after 2017, a TRS is subject to more general limitations on its ability to deduct interest payments to any lender. In addition, the REIT has to pay a 100% tax on some payments that it receives or on some deductions taken by its TRS if the economic arrangements between the REIT, the REIT’s tenants, and the TRS are not comparable to similar arrangements between unrelated parties. In addition, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held primarily for sale to customers in the ordinary course of our business, such characterization is a factual determination and we cannot guarantee that the IRS would agree with our characterization of our properties. To the extent that we are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

REIT distribution requirements could adversely affect our liquidity and cause us to forego otherwise attractive opportunities.

To qualify as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we do not distribute all of our net long-term capital gains or at least 90% of our REIT taxable income, we will be required to pay tax thereon at the regular corporate tax rate. We intend to make distributions to our stockholders to comply with the Code requirements for REITs and to minimize or eliminate our corporate income tax obligation. Certain types of assets and activities generate substantial mismatches between taxable income and available cash, either because of differences in timing between the recognition of income and the actual receipt of cash or because of differences between the deduction of expenses and the actual payment of those expenses. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, make a taxable distribution of our stock as part of a distribution in which stockholders may elect to receive our stock or (subject to a limit measured as a percentage of the total distribution) cash, distribute amounts that could otherwise be used to fund our operations, capital expenditures, acquisitions or repayment of debt, or cause us to forego otherwise attractive opportunities.

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

From time to time we may dispose of real properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements. This could increase the dividend income to our stockholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our stockholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

General Risks

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

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our efforts will be effective in preventing attempted security breaches or disruptions. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could have an adverse effect on our business, for example:
•Disruption to our networks and systems and thus our operations and/or those of our tenants or vendors;
•Misstated financial reports, violations of loan covenants, missed reporting deadlines and missed permitting deadlines;
•Inability to comply with laws and regulations;
•Unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could be used to compete against us or for disruptive, destructive or otherwise harmful purposes;
•Rendering us unable to maintain the building systems relied upon by our tenants;
•The requirement of significant management attention and resources to remedy any damages that result;
•Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; and
•Damage to our reputation among our tenants, investors, or others.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2020

Region	Number of Properties	Our Rentable Square Feet	Region Rentable Square Feet(1)	Our Average Market Share(2)

Los Angeles
Westside(3)	52	9,995,347	39,258,399	35.4%
Valley	16	6,790,777	21,115,245	43.9
Honolulu(3)	3	1,406,141	4,985,850	28.2
Total / Average	71	18,192,265	65,359,494	38.0%
________________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2020 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure in our total portfolio to each submarket as follows:

Region	Submarket	Number of Properties	Our Rentable Square Feet	Our Market Share(2)

Westside	Brentwood	15	2,085,745	60.0%
	Westwood	7	2,188,007	44.5
	Olympic Corridor	5	1,142,885	34.6
	Beverly Hills(3)	11	2,196,067	27.9
	Santa Monica	11	1,425,374	14.2
	Century City	3	957,269	9.1
Valley	Sherman Oaks/Encino	12	3,488,995	53.8
	Warner Center/Woodland Hills	3	2,845,577	37.6
	Burbank	1	456,205	6.5
Honolulu	Honolulu(3)	3	1,406,141	28.2
	Total / Weighted Average	71	18,192,265	38.0%
________________________________________________
(3)    In calculating market share, we adjusted the rentable square footage by (i) removing approximately 277,000 rentable square feet of vacant space at an office building in Honolulu, which we are converting to residential apartments, from both our rentable square footage and that of the submarket and (ii) removing a 218,000 square foot property located just outside the Beverly Hills city limits from both the numerator and the denominator.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2020

Region(1)	Percent Leased	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)	Monthly Rent Per Leased Square Foot(2)

Los Angeles
Westside	89.7%	$470,509,237	$54.37	$4.53
Valley	86.5	208,429,511	36.41	3.03
Honolulu	90.8	41,597,947	34.57	2.88
Total / Weighted Average	88.6%	$720,536,695	$46.24	$3.85
_____________________________________________
(1)Regional data reflects the following underlying submarket data:

Region	Submarket	Percent Leased	Monthly Rent Per Leased Square Foot(2)

Westside	Beverly Hills	93.5%	$4.54
	Brentwood	87.5	3.96
	Century City	91.1	4.24
	Olympic Corridor	89.9	3.40
	Santa Monica	89.7	6.59
	Westwood	87.1	4.42
Valley	Burbank	100.0	4.51
	Sherman Oaks/Encino	86.5	3.18
	Warner Center/Woodland Hills	84.4	2.56
Honolulu	Honolulu	90.8	2.88
	Weighted Average	88.6%	$3.85
____________________________________
(2) Does not include signed leases not yet commenced, which are included in percent leased but excluded from annualized rent.

Office Lease Diversification as of December 31, 2020

Portfolio Tenant Size
	Median	Average

Square feet	2,600	5,600

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,342	48.2%	1,898,575	12.2%	$85,216,915	11.8%
2,501-10,000	1,087	39.0	5,313,734	34.1	241,978,877	33.6
10,001-20,000	232	8.3	3,231,737	20.8	142,440,890	19.8
20,001-40,000	91	3.3	2,513,815	16.1	116,359,825	16.1
40,001-100,000	30	1.1	1,714,355	11.0	89,122,704	12.4
Greater than 100,000	4	0.1	910,353	5.8	45,417,484	6.3
Total for all leases	2,786	100.0%	15,582,569	100.0%	$720,536,695	100.0%

Largest Office Tenants as of December 31, 2020

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Time Warner(2)	3	3	2023 - 2024	468,819	2.6%	$25,152,727	3.5%
UCLA(3)	26	10	2021 - 2027	340,000	1.8	17,745,785	2.5
William Morris Endeavor(4)	3	1	2022 - 2027	215,353	1.2	12,906,988	1.8
Morgan Stanley(5)	5	5	2022 - 2027	145,488	0.8	9,684,650	1.3
Equinox Fitness(6)	5	5	2024 - 2033	185,236	1.0	9,373,770	1.3
Total	42	24		1,354,896	7.4%	$74,863,920	10.4%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Square footage (rounded) expires as follows: 13,000 square feet in 2023; and 456,000 square feet in 2024.
(3)    Square footage (rounded) expires as follows: 67,000 square feet in 2021; 55,000 square feet in 2022; 47,000 square feet in 2023; 11,000 square feet in 2024; 89,000 square feet in 2025; 5,000 square feet in 2026; and 67,000 square feet in 2027. Tenant has options to terminate 16,000 square feet in 2023; and 51,000 square feet in 2025.
(4)    Square footage (rounded) expires as follows: 1,000 square feet in 2022; and 209,000 square feet in 2027. Tenant has an option to terminate 214,000 square feet in 2022.
(5)    Square footage (rounded) expires as follows: 16,000 square feet in 2022; 30,000 square feet in 2023; 26,000 square feet in 2025; and 74,000 square feet in 2027. Tenant has options to terminate 26,000 square feet in 2022; and 32,000 square feet in 2024.
(6)    Square footage (rounded) expires as follows: 34,000 square feet in 2024; 31,000 square feet in 2027; 44,000 square feet in 2028; 46,000 square feet in 2030; and 30,000 square feet in 2033.

Office Industry Diversification as of December 31, 2020

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	576	18.3%
Financial Services	385	14.9
Entertainment	192	13.5
Real Estate	300	12.0
Accounting & Consulting	319	9.9
Health Services	351	7.6
Retail	178	5.6
Technology	97	4.7
Insurance	100	3.7
Educational Services	54	3.6
Public Administration	91	2.6
Advertising	44	1.2
Manufacturing & Distribution	49	1.1
Other	50	1.3
Total	2,786	100.0%

Office Lease Expirations as of December 31, 2020 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2020	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	86	300,680	1.6%	$10,769,281	1.5%	$35.82	$35.45
2021	633	2,419,731	13.3	107,378,723	14.9	44.38	44.28
2022	583	2,469,833	13.6	109,318,544	15.2	44.26	46.44
2023	494	2,623,371	14.4	122,533,662	17.0	46.71	50.23
2024	331	2,365,979	13.0	111,748,524	15.5	47.23	52.51
2025	275	1,671,450	9.2	78,199,196	10.8	46.79	54.25
2026	171	1,249,005	6.9	57,738,131	8.0	46.23	56.33
2027	94	1,256,409	6.9	60,992,313	8.5	48.54	59.36
2028	45	399,403	2.2	21,685,413	3.0	54.29	71.21
2029	23	152,691	0.8	6,755,741	0.9	44.24	56.30
2030	29	422,916	2.3	20,660,248	2.9	48.85	66.91
Thereafter	22	251,101	1.4	12,756,919	1.8	50.80	72.09
Subtotal/weighted average	2,786	15,582,569	85.7	720,536,695	100.0	46.24	51.82
Signed leases not commenced		216,833	1.2
Available		2,076,598	11.4
Building management use		119,712	0.6
BOMA adjustment (3)		196,553	1.1
Total/Weighted Average	2,786	18,192,265	100.0%	$720,536,695	100.0%	$46.24	$51.82
_____________________________________________________
(1)Represents annualized rent at December 31, 2020 divided by leased square feet.
(2)Represents annualized rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2020	2019	2018
Renewal leases
Number of leases	438	450	467
Square feet	1,990,974	2,068,345	2,420,185
Tenant improvement costs per square foot (1)	$8.98	$12.47	$9.22
Leasing commission costs per square foot (1)	6.99	7.61	10.15
Total costs per square foot (1)	$15.97	$20.08	$19.37

New leases
Number of leases	228	354	332
Square feet	700,509	1,362,489	1,195,118
Tenant improvement costs per square foot (1)	$25.46	$26.41	$24.63
Leasing commission costs per square foot (1)	9.41	10.73	9.30
Total costs per square foot (1)	$34.87	$37.14	$33.93

Total leases
Number of leases	666	804	799
Square feet	2,691,483	3,430,834	3,615,303
Tenant improvement costs per square foot (1)	$13.27	$17.93	$14.31
Leasing commission costs per square foot (1)	7.62	8.84	9.87
Total costs per square foot (1)	$20.89	$26.77	$24.18
______________________________________________________
(1)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Historical Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2020	2019	2018

Recurring capital expenditures(1)	$3,887,091	$4,043,540	$3,684,483
Total square feet(1)	14,851,378	14,785,961	13,784,509
Recurring capital expenditures per square foot(1)	$0.26	$0.27	$0.27
____________________________________________________
(1)We excluded the following properties:
a.For 2020, we excluded eleven properties with an aggregate 3.0 million square feet.
b.For 2019, we excluded twelve properties with an aggregate 3.2 million square feet.
c.For 2018, we excluded ten properties with an aggregate 2.8 million square feet.

Multifamily Portfolio as of December 31, 2020

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	2	820	19%
West Los Angeles	6	1,300	30
Honolulu(1)	4	2,167	51
Total	12	4,287	100%

Submarket	Percent Leased	Annualized Rent(2)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	98.2%	$29,485,080	$3,056
West Los Angeles	98.2	42,053,964	2,967
Honolulu(1)	98.2	47,838,660	1,879
Total / Weighted Average	98.2%	$119,377,704	$2,422
_______________________________________________________
(1)    Includes newly developed units just made available for rent.
(2)     The multifamily portfolio also includes 10,495 square feet of ancillary retail space generating annualized rent of $423,145, which is not included in multifamily annualized rent.

Historical Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2020	2019	2018

Recurring capital expenditures(1)(2)	$2,666,273	$3,191,162	$2,564,003
Total units(1)(2)	3,230	3,324	3,324
Recurring capital expenditures per unit(1)	$832	$960	$772
____________________________________________________
(1)Recurring capital expenditures are costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2020, when a tenant vacated one of these units, we incurred on average $25 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties:
a.For 2020, we excluded four properties, with an aggregate 1057 units.
b.For 2019, we excluded two properties with an aggregate 837 units.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2020, the closing price of our common stock was $29.18.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020

Dividend declared	$0.28	$0.28	$0.28	$0.28

2019

Dividend declared	$0.26	$0.26	$0.26	$0.28

Holders of Record

We had 15 holders of record of our common stock on February 12, 2021. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2015 to December 31, 2020 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2015, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/2
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20

DEI	100.00	120.39	138.50	118.36	156.18	107.99
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NAREIT Equity(1)	100.00	108.52	114.19	108.91	137.23	126.25
Peer group(2)	100.00	105.53	105.97	90.60	112.96	77.00

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this Report.  Our results of operations for the year ended December 31, 2020 were affected by a property disposition, a loan refinancing, hedging, and development activity - see Dispositions, Financings and Hedging, Developments and Repositionings further below.

Overview

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2020, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)	17,807	18,192
Leased rate	88.6%	88.6%
Occupancy rate	87.4%	87.4%

Multifamily
Properties	12	12
Units	4,287	4,287
Leased rate	98.2%	98.2%
Occupancy rate	94.2%	94.2%

__________________________________________________
(1)     Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we own 100% of these properties, except for sixteen office properties totaling 4.2 million square feet and one residential property with 350 apartments, which we own through three consolidated JVs. Our Consolidated Portfolio also includes two land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2)    Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information about our unconsolidated Fund.

Revenues by Segment and Location

During the year ended December 31, 2020, revenues from our Consolidated Portfolio was derived as follows:

______

Impact of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. Our rent collections continue to be negatively impacted by the pandemic and our markets' very tenant-oriented lease enforcement moratoriums, which are considerably out of sync with other gateway markets. However, during the third and fourth quarters we did see some incremental improvements in rent collections and leasing activity.

The governmental authorities in the jurisdictions in which we primarily operate, Los Angeles, Beverly Hills and Santa Monica, have passed unusually punitive COVID-19 pandemic ordinances prohibiting evictions and allowing rent deferral for residential, retail, and office tenants, regardless of financial distress. The ordinances cover our residential, retail and office tenants (with some carve outs for large tenants) and generally prohibit landlords not only from evicting tenants but also from imposing any late fees or interest and allow tenants to pay back the deferred rent over a certain period.

At the end of the second, third and fourth quarters, we wrote off certain tenant receivables and deferred rent receivables, and we had a significant decrease in our parking revenues due to lower utilization. For the year ended December 31, 2020, charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our office revenues by $41.0 million. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries in the period they are collected. See "Rental Revenues and Tenant Recoveries" in Note 2 to our consolidated financial statements in Item 15 of this Report. We cannot predict how the COVID-19 pandemic will impact our future collections. During the second, third and fourth quarters, we had savings from variable expenses which partly offset the write-offs of tenant receivables and deferred rent receivables and the decrease in our parking revenues.

While our tenant retention was in-line with long-term averages, our total office portfolio leased percentage declined by 4.7% during 2020 to 88.6% as of December 31, 2020, as new leasing volume remained below pre-COVID-19 levels. As of December 31, 2020, our multifamily portfolio remained essentially fully leased at 98%.

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

Overall, we expect the COVID-19 pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information of the risks to our business, please see Item 1A "Risk Factors" in this Report.

Dispositions, Financings and Hedging, Developments and Repositionings

Dispositions

In December 2020, we closed on the sale of an 80,000 square foot office property in Honolulu, which was held by a consolidated JV in which we owned a two-thirds capital interest, for a contract price of $21.0 million in cash, resulting in a gain of $6.4 million after transaction costs. We closed a health club that we owned and operated at the respective property shortly before we sold the property.

Financings and Hedging

•During the first quarter of 2020, we entered into forward interest rate swaps to hedge future term-loan refinancings. The forward swaps have an initial notional amount of $495.0 million, with effective dates ranging from June 2020 to March 2021, and maturity dates ranging from April 2025 to June 2025, fixing the one-month LIBOR interest rate in a range of 0.74% to 0.91%.

•During the second quarter of 2020, we refinanced a loan for one of our consolidated JVs. We closed a secured, non-recourse $450.0 million interest-only loan, which is scheduled to mature in May 2027. The loan bears interest at LIBOR + 1.35%, which was effectively fixed at 2.26% following the expiration of the current swaps, for an average fixed interest rate of 2.6% per annum through April 2025. We used part of the proceeds to pay off a $400.0 million loan, secured by the same properties, that was scheduled to mature in July 2024.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates for 2020 were primarily impacted by the COVID-19 pandemic.

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Year Ended December 31,
	2020	2019	2018	2017	2016

Average straight-line rental rate(1)(2)	$45.26	$49.65	$48.77	$44.48	$43.21
Annualized lease transaction costs(3)	$5.11	$6.02	$5.80	$5.68	$5.74

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
(3)Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated from space at the landlords request.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Year Ended December 31, 2020

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$43.02	$44.16	2.6%
Straight-line Rent	$38.71	$45.26	16.9%

___________________________________________________
(1)Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the year compared to the prior leases for the same space. Excludes leases with a term of twelve months or less, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated from space at landlord's request, leases modified by workout agreements, retail leases, and leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe base rent reflects other off-market inducements to the tenant.
(2)Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

Our multifamily rental rates for 2020 were primarily impacted by the COVID-19 pandemic.

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2020	2019	2018	2017	2016

Average annual rental rate - new tenants(1)	$28,416	$28,350	$27,542	$28,501	$28,435

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

Multifamily Rent Roll

The rent on leases subject to rent change during the year ended December 31, 2020 (new tenants and existing tenants undergoing annual rent review) was 3.4% lower than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our occupancy rates for 2020 were primarily impacted by the COVID-19 pandemic.

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2020	2019	2018	2017	2016

Office portfolio	87.4%	91.4%	90.3%	89.8%	90.4%
Multifamily portfolio(2)	94.2%	95.2%	97.0%	96.4%	97.9%

	Year Ended December 31,
Average Occupancy Rates(1)(3):	2020	2019	2018	2017	2016

Office portfolio	89.5%	90.7%	89.4%	89.5%	90.6%
Multifamily portfolio(2)	94.2%	96.5%	96.6%	97.2%	97.6%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)The Occupancy Rate for our multifamily portfolio was impacted by our acquisition of The Glendon property in 2019 and by new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of December 31, 2020, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio is as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2017, 2018, and 2019 with the same remaining duration as the leases for the labeled year had at December 31, 2020. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2020 to 2019

	Year Ended December 31,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$680,359	$694,315	$(13,956)	(2.0)%	The decrease was primarily due to: (i) a decrease of $58.4 million in rental revenue and tenant recoveries from properties that we owned throughout both periods and (ii) a decrease of $3.5 million in rental revenues and tenant recoveries from a building we are converting from an office building to residential building in Hawaii, partly offset by (a) an increase of $46.4 million of rental revenues and tenant recoveries from a JV we consolidated in November 2019 and (b) an increase of $1.5 million in rental revenues and tenant recoveries from a property that we purchased in June 2019. The decrease in properties that we owned throughout both periods was primarily due to write-offs of uncollectible receivables and deferred rent receivables and lower collections, both as a result of the COVID-19 pandemic.
Office parking and other income	$90,810	$122,440	$(31,630)	(25.8)%	The decrease was due to a decrease of $37.5 million in parking and other income from properties we owned throughout both periods, primarily due to a decrease in parking activity as a result of the COVID-19 pandemic, partly offset by an increase of $6.0 million in parking and other income from a JV we consolidated in November 2019.
Multifamily revenue	$120,354	$119,927	$427	0.4%	The increase was due to an increase of: (i) $5.0 million in revenue from a property that we purchased in June 2019, (ii) an increase of $1.9 million in revenue from the new apartments at our Moanalua Hillside Apartments development, and (iii) an increase of $1.0 million in revenues from an office building we are converting to a residential building in Hawaii, partly offset by (a) a decrease of $4.7 million in revenues at a property where units are temporarily unoccupied as a result of a fire, and (b) a decrease of $2.8 million in revenues from our other properties, which was primarily due to lower occupancy and collections, both as a result of the COVID-19 pandemic. Multifamily revenues for 2020 included $3.9 million of insurance proceeds related to the fire at one of our properties in January 2020.

Operating expenses

Office rental expenses	$268,259	$264,482	$(3,777)	(1.4)%	The increase was due to: (i) $17.4 million in rental expenses from a JV we consolidated in November 2019, and (ii) an increase of $0.7 million in rental expenses from a property we purchased in June 2019, partly offset by (a) a decrease of $1.6 million in rental expenses from an office building we are converting to a residential building in Hawaii, and (b) a decrease of $12.7 million in rental expenses from our other properties, which was primarily due to a decrease in scheduled services expenses, utility expenses, and repairs and maintenance expenses, as a result of lower utilization caused by the COVID-19 pandemic.

	Year Ended December 31,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Multifamily rental expenses	$37,154	$33,681	$(3,473)	(10.3)%	The increase was primarily due to an increase of $2.8 million in rental expenses from the property we purchased in June 2019, and an increase of $0.2 million in rental expenses from the new apartments at our Moanalua Hillside Apartments development.
General and administrative expenses	$39,601	$38,068	$(1,533)	(4.0)%	The increase was primarily due to an increase in personnel expenses.
Depreciation and amortization	$385,248	$357,743	$(27,505)	(7.7)%	The increase was due to: (i) depreciation and amortization of $31.4 million from a JV we consolidated in November 2019, (ii) an increase of $3.2 million in depreciation and amortization from the property we purchased in June 2019, partly offset by (a) a decrease of $2.8 million in depreciation and amortization from an office building we are converting to a residential building in Hawaii, due to less accelerated depreciation of the building in 2020, and (b) a decrease of $4.4 million for our other properties, which was primarily due to property repositioning activity in 2019.

Non-Operating Income and Expenses

Other income	$16,288	$11,653	$4,635	39.8%	The increase was due to a $13.1 million gain from insurance recoveries related to property damage to a building impacted by a fire, partly offset by (i) a decrease of $4.8 million in revenue from a health club in Honolulu that we owned and operated and closed permanently in the fourth quarter of 2020, (ii) a decrease of $1.6 million in income related to our Fund that was consolidated as a JV in November 2019, and (iii) a decrease of $2.1 million in interest income due to lower money market balances and interest rates.
Other expenses	$(2,947)	$(7,216)	$4,269	59.2%	The decrease was primarily due to a decrease of $3.2 million in expenses for the health club in Honolulu that we closed permanently in the fourth quarter of 2020 and a decrease in expenses of $0.9 million related to our Fund that was consolidated as a JV in November 2019.
Income from unconsolidated Funds	$430	$6,923	$(6,493)	(93.8)%	The decrease was primarily due to the consolidation of one of our Funds as a JV in November 2019 and a decrease in income from our remaining Fund in 2020. The decrease in income from our remaining Fund was primarily due to the Fund's lower net income in 2020 as a result of write-offs of uncollectible receivables and deferred rent receivables, lower collections, and a decrease in parking income, which were all as a result of the COVID-19 pandemic.
Interest expense	$(142,872)	$(143,308)	$436	0.3%	The decrease was primarily due to loan costs expensed in connection with our debt refinancing activities in 2019, partly offset by interest expense from the debt of a JV that was consolidated in November 2019 and interest expense from the debt to finance the property we purchased in June 2019.

	Year Ended December 31,		Favorable
	2020	2019	(Unfavorable)	%	Commentary

	(In thousands)

Gain on sale of investment in real estate	$6,393	$—	$6,393	100.0%
The increase is due to the sale of an 80,000 square foot office property in Honolulu, which was held by a consolidated JV in which we owned a two-thirds capital interest. We closed on the sale in December 2020 for a contract price of $21.0 million in cash.

Gain from consolidation of JV	$—	$307,938	$(307,938)	(100.0)%	The decrease is due to the gain in 2019 from the consolidation of a JV in November 2019 that was previously accounted for as an unconsolidated Fund using the equity method.

Comparison of 2019 to 2018

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020 for a discussion of our results of operations for the year ended December 31, 2019.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify the impact of trends in occupancy rates, rental rates and operating costs from year to year, excluding the impacts from changes in the value of our real estate, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net income.

Comparison of 2020 to 2019

Our FFO results for 2020 were primarily impacted by the COVID-19 pandemic. Our FFO decreased by $52.3 million, or 12.3%, to $372.5 million for 2020 compared to $424.8 million for 2019, which was primarily due to: (i) a decrease in the operating income from our office portfolio (office revenues less office rental expenses), which was primarily due to lower collections, write-offs of uncollectible receivables and deferred rent receivables, and a decrease in parking income, and (ii) a decrease in the operating income from our multifamily portfolio (multifamily revenues less multifamily rental expenses), which was primarily due to an increase in property taxes, insurance premiums and personnel expenses.

Comparison of 2019 to 2018

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020 for a discussion of our FFO for the year ended December 31, 2019.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Funds FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Year Ended December 31,
(In thousands)	2020	2019

Net income attributable to common stockholders	$50,421	$363,713
Depreciation and amortization of real estate assets(1)	385,248	357,743
Net (loss) income attributable to noncontrolling interests(1)	(11,868)	54,985
Adjustments attributable to unconsolidated Funds (1)(2)	2,739	15,815
Adjustments attributable to consolidated JVs (1)(3)	(47,606)	(59,505)
Gain on sale of investment in real estate	(6,393)	—
Gain from consolidation of JV(1)	—	(307,938)
FFO	$372,541	$424,813

___________________________________________________
(1)We restructured one of our unconsolidated Funds in November 2019 after which it was consolidated as a JV. The various adjustments in the reconciliation of FFO are therefore not directly comparable to the prior period. See Note 6 to our consolidated financial statements in item 15 of this Report for more information.
(2)Adjusts for our share of our unconsolidated Funds depreciation and amortization of real estate assets.
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

Comparison of 2020 to 2019:

Our same properties for 2020 included 60 office properties, aggregating 16.1 million Rentable Square Feet, and 8 multifamily properties with an aggregate 1,928 units. The amounts presented reflect 100% (not our pro-rata share). Our Same Property results for 2020 were primarily impacted by the COVID-19 pandemic.

	Year Ended December 31,		Favorable
	2020	2019	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$694,653	$789,223	$(94,570)	(12.0)%	The decrease was primarily due to: (i) a decrease in rental revenues due to lower collections and write-offs of uncollectible receivables and deferred rent receivables, (ii) a decrease in parking income due to lower activity, and (iii) a decrease in tenant recoveries due to a decrease in
					recoverable operating costs and lower collections and write-offs of uncollectible receivables.
Office expenses	(239,032)	(251,384)	12,352	4.9%	The decrease was primarily due to a decrease in parking expenses, utility expenses, and janitorial expenses.
Office NOI	455,621	537,839	(82,218)	(15.3)%

Multifamily revenues	59,286	62,969	(3,683)	(5.8)%	The decrease was primarily due to a decrease in rental revenues due to lower collections, rental rates and occupancy.
Multifamily expenses	(16,319)	(16,075)	(244)	(1.5)%	The increase was primarily due to an increase in insurance expenses and personnel expenses.
Multifamily NOI	42,967	46,894	(3,927)	(8.4)%

Total NOI	$498,588	$584,733	$(86,145)	(14.7)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Year Ended December 31,
(In thousands)	2020	2019

Same Property NOI	$498,588	$584,733
Non-comparable office revenues	76,516	27,532
Non-comparable office expenses	(29,227)	(13,098)
Non-comparable multifamily revenues	61,068	56,958
Non-comparable multifamily expenses	(20,835)	(17,606)
NOI	586,110	638,519
General and administrative expenses	(39,601)	(38,068)
Depreciation and amortization	(385,248)	(357,743)
Other income	16,288	11,653
Other expenses	(2,947)	(7,216)
Income from unconsolidated Funds	430	6,923
Interest expense	(142,872)	(143,308)
Gain on sale of investment in real estate	6,393	—
Gain from consolidation of JV	—	307,938
Net income	38,553	418,698
Less: Net loss (income) attributable to noncontrolling interests	11,868	(54,985)
Net income attributable to common stockholders	$50,421	$363,713

Comparison of 2019 to 2018

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020 for a discussion of our same property NOI for the year ended December 31, 2019.

Liquidity and Capital Resources

Short-term liquidity

During the year ended December 31, 2020, we generated cash from operations of $420.2 million. As of December 31, 2020, we had $172.4 million of cash and cash equivalents, and we had a $75.0 million balance on our $400.0 million revolving credit facility. Our earliest debt maturity is February 28, 2023. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of December 31, 2020, approximately 41% of our total office portfolio is unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively.
Certain Contractual Obligations

See the following notes to our consolidated financial statements in Item 15 of this Report for information regarding our contractual commitments:

•Note 4 - minimum future ground lease payments;
•Note 8 - minimum future principal payments for our secured notes payable and revolving credit facility, and the interest rates that determine our future periodic interest payments; and
•Note 17 - developments, capital expenditure projects and repositionings.

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under that agreement. As of December 31, 2020, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. For information regarding our Fund and our Fund's debt, see Notes 6 and 17, respectively, to our consolidated financial statements in Item 15 of this Report.

Cash Flows

Comparison of 2020 to 2019

	2020	2019	Increase (Decrease)	%
	(In thousands)

Net cash provided by operating activities(1)	$420,218	$469,586	$(49,368)	(10.5)%
Net cash used in investing activities(2)	$(265,175)	$(649,668)	$(384,493)	(59.2)%
Cash (used in) provided by financing activities(3)	$(136,330)	$187,538	$(323,868)	(172.7)%

___________________________________________________
(1)    Our cash flows provided by operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectability of rent and recoveries from our tenants, and the level of our operating expenses and general and administrative expenses, and interest expense.  The decrease in cash provided by operating activities was primarily due to: (i) a decrease in cash generated by our office portfolio, which was primarily due to a decrease in collections and parking income as a result of the COVID-19 pandemic, (ii) an increase of $8.6 million in cash paid for interest primarily due to the consolidation of one of our Funds as a JV in November 2019, (iii) a decrease of $6.4 million in operating distributions from our unconsolidated real estate funds primarily due to the consolidation of one of our Funds as a JV in November 2019, and (iv) a decrease in cash generated by our multifamily portfolio, which was primarily due to an increase in property taxes, insurance premiums and personnel expenses.
(2)    Our cash flows used in investing activities are generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash used in investing activities was primarily due to: (i) $365.9 million paid for a property that we purchased in June 2019, (ii) a decrease of $84.2 million paid for additional interests in unconsolidated Funds, (iii) a decrease of $33.0 million in capital expenditures for improvements to real estate, and (iv) $20.7 million in net proceeds from the sale of an office property in Honolulu in December 2020, partly offset by (a) an increase of $92.5 million in capital expenditures for developments and (b) $39.2 million of cash assumed from the consolidation of a JV in 2019.
(3)    Our cash flows used in financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease is primarily due to (i) $201.0 million of net proceeds from the issuance of common stock in 2019, (ii) $163.6 million of contributions from noncontrolling interests in consolidated JVs in 2019, and (iii) an increase of $16.7 million in dividends paid to common stockholders, partly offset by (a) an increase of $35.0 million in net borrowings and (b) a decrease of $17.5 million in loan cost payments.

Comparison of 2019 to 2018

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020 for a discussion of our cash flows for the year ended December 31, 2019.

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

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. We capitalized development costs of $186.4 million, $75.3 million and $78.7 million during 2020, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental rates and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets and Funds during 2020, 2019 or 2018.

In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated. Due to the significant change in planned use of the property, we performed an annual impairment assessment in 2019 by comparing the property's expected undiscounted cash flows to the property's carrying value plus the expected development costs and concluded that there was no impairment loss. We determined the undiscounted cash flows using our estimates of the expected future cash flows which included, but were not limited to, our estimates of property's net operating income, and capitalization rates.
Revenue Recognition - Collectibility of lease payments from office tenants

In accordance with Topic 842, if collectibility of lease payments is not probable at the commencement date, then we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our assessment of collectibility changes after the commencement date, we record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to lease income. We adopted the complete impairment model guidance within Topic 842. Under this model, commencing on January 1, 2019, we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine the lease payments are not probable for collection.
Our assessment of the collectibility of lease payments requires judgment and could have a material impact on our results of operations. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions. During the year ended December 31, 2020, our results of operations were materially impacted by the COVID-19 pandemic. See "Impacts of the COVID-19 Pandemic on our Business". For the year ended December 31, 2020, charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our office revenues by $41.0 million.
Revenue Recognition for Tenant Recoveries

Our tenant recovery revenues for recoverable operating expenses are recognized as revenue in the period that the recoverable expenses are incurred. Subsequent to year-end, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred. Estimating tenant recovery revenues requires an in-depth analysis of the complex terms of each underlying lease. Examples of estimates and judgments made when determining the amounts recoverable include:
•estimating the recoverable expenses;
•estimating the impact of changes to expense and occupancy during the year;
•estimating the fixed and variable components of operating expenses for each building;
•conforming recoverable expense pools to those used in the base year for the underlying lease; and
•judging whether an expense or capital expenditure is recoverable pursuant to the terms of the underlying lease.

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.6 million, $2.6 million and $2.4 million during 2020, 2019 and 2018, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions.

Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation would result in our net income being overstated or understated, respectively. Stock-based compensation expense was $21.4 million, $18.4 million and $22.3 million for 2020, 2019 and 2018, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.1 million, $0.9 million and $1.1 million during 2020, 2019 and 2018, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We use interest rate swaps to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of high-quality financial counterparties. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate swaps. As of December 31, 2020, we had no outstanding floating rate debt that was unhedged.

Market Transition to SOFR from USD-LIBOR

In July 2017, the Financial Conduct Authority ("FCA" - the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. As a result, the Federal Reserve Board ("FRB")and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.

The administrator of LIBOR has proposed stopping publication of the one-week and two-month USD-LIBOR settings after 31 December 2021, and the remaining USD LIBOR settings (i.e., the overnight and the one- , three-, six- and 12- month settings) after June 30, 2023. After the announcement, the FCA, FRB and other regulators issued statements encouraging banks to cease entering into new contracts referencing USD-LIBOR as soon as practicable, but no later than 31 December 2021, to facilitate an orderly transition from USD-LIBOR.

Our floating rate borrowings and interest rate swaps are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks in connection with transitioning contracts to a new alternative rate - which include: (i) loan interest payments, (ii) amounts received and paid on interest rate swaps, and (iii) the value of loans or derivative instruments. While we currently expect USD-LIBOR to be available in substantially its current form until at least December 31, 2021, and possibly until June 30, 2023, it is possible that USD-LIBOR will become unavailable prior to that time. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and potentially magnified.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2020, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-6, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2020:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	2,855	(2)	$—	(3)	9,062
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2020.
(2)    Consists of 1.9 million vested and 1.0 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	56
Signatures	58
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 5
Consolidated Balance Sheets	F- 6
Consolidated Statements of Operations	F- 7
Consolidated Statements of Comprehensive Income (Loss)	F- 8
Consolidated Statements of Equity	F- 9
Consolidated Statements of Cash Flows	F- 11
Notes to Consolidated Financial Statements	F- 12
Overview	F- 12
Summary of Significant Accounting Policies	F- 13
Investment in Real Estate	F- 20
Ground Lease	F- 22
Acquired Lease Intangibles	F- 23
Investment in Unconsolidated Funds	F- 24
Other Assets	F- 25
Secured Notes Payable & Revolving Credit Facility, Net	F- 26
Interest Payable, Accounts Payable and Deferred Revenue	F- 27
Derivative Contracts	F- 28
Equity	F- 30
EPS	F- 32
Stock-Based Compensation	F- 33
Fair Value of Financial Instruments	F- 35
Segment Reporting	F- 37
Future Minimum Lease Receipts	F- 38
Commitments, Contingencies and Guarantees	F- 38
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 41

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

1.1	Equity Distribution Agreement, dated October 9, 2020, by and among Douglas Emmett, Inc., Douglas Emmett Management, Inc., Douglas Emmett Properties, LP, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, and Jefferies LLC.	(1)
3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(2)
3.2	Bylaws of Douglas Emmett, Inc.	(3)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(4)
3.4	Bylaws Amendment	(5)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(6)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(6)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(7)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(8)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(9)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(10)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan 2016 LTIP Unit Award Agreement. +*
10.7	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(11)
10.8	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(11)
10.9	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(11)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Form 8-K on October 13, 2020 and incorporated herein by this reference. (File number 001-33106)
(2)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(3)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)

Douglas Emmett, Inc.
Exhibits (continued)

(4)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(5)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)
(6)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(7)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Definitive Proxy Statement on April 17, 2020 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 8-K on December 21, 2018 and incorporated herein by this reference. (File number 001-33106)
(12)	In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 19, 2021		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 19, 2021.

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

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-6, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Collectability of lease payments due from office tenants
Description of the Matter	During 2020, the Company recognized office rental revenues and tenant recoveries of $680.4 million and recorded tenant receivables of $18.2 million and deferred rent receivables of $116.2 million at December 31, 2020. As described in Note 2 to the consolidated financial statements, under ASC 842 the Company performs an assessment as to whether or not substantially all of the amounts due under the tenant’s lease agreement is deemed probable of collection. Subsequently, for leases where the Company has concluded that it is not probable that it will collect substantially all the lease payments due under those leases, the Company limits the lease income to the lesser of the income recognized on a straight-line basis or cash basis.

Auditing the Company's collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of remaining lease payments due from its tenants. The determination involves consideration of tenant specific factors, specific industry conditions, and general economic trends and conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over office rental revenues and tenant recoveries, including controls over management’s assessment of the collectability of future lease payments. For example, we tested controls over management’s consideration of the factors mentioned above used in assessing collectability and controls over the completeness and accuracy of the data used in management’s analyses.

To test the office rental revenues and tenant recoveries recognized, we performed audit procedures that included, among others, evaluating the data and assumptions used in determining whether collection of substantially all of the lease payments was probable based on the factors mentioned above. In addition, we tested the completeness and accuracy of the data that was used in management’s collectability analyses.

Impairment of investment in real estate
Description of the Matter	The Company’s net investment in real estate totaled $8.9 billion as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

Auditing the Company's impairment assessment for real estate assets was challenging because of the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment. Our evaluation of management’s identification of indicators of impairment included our related assessment of the severity of such indicators, either individually or in combination, in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the real estate asset.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for any tenants or groups of tenants with significant write offs or upcoming lease expirations that occupy a substantial portion of a real estate asset. We also searched for any significant declines in operating results of a real estate asset due to occupancy changes, tenant bankruptcies, environmental issues, physical damage, change in intended use or adverse changes in legal factors.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1995.

Los Angeles, California

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020 and related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 19, 2021

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Investment in real estate, gross	$11,678,638	$11,478,633
Less: accumulated depreciation and amortization	(2,816,193)	(2,518,415)
Investment in real estate, net	8,862,445	8,960,218
Ground lease right-of-use asset	7,472	7,479
Cash and cash equivalents	172,385	153,683
Tenant receivables	18,226	5,302
Deferred rent receivables	116,199	134,968
Acquired lease intangible assets, net	5,141	6,407
Interest rate contract assets	—	22,381
Investment in unconsolidated Fund	47,374	42,442
Other assets	21,583	16,421
Total Assets	$9,250,825	$9,349,301

Liabilities
Secured notes payable and revolving credit facility, net	$4,744,967	$4,619,058
Ground lease liability	10,871	10,882
Interest payable, accounts payable and deferred revenue	144,344	131,410
Security deposits	56,247	60,923
Acquired lease intangible liabilities, net	35,223	52,367
Interest rate contract liabilities	214,016	54,616
Dividends payable	49,138	49,111
Total liabilities	5,254,806	4,978,367

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,463,887 and 175,369,746 outstanding at December 31, 2020 and December 31, 2019, respectively	1,755	1,754
Additional paid-in capital	3,487,887	3,486,356
Accumulated other comprehensive loss	(148,035)	(17,462)
Accumulated deficit	(904,516)	(758,576)
Total Douglas Emmett, Inc. stockholders' equity	2,437,091	2,712,072
Noncontrolling interests	1,558,928	1,658,862
Total equity	3,996,019	4,370,934
Total Liabilities and Equity	$9,250,825	$9,349,301

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Office rental
Rental revenues and tenant recoveries	$680,359	$694,315	$661,147
Parking and other income	90,810	122,440	116,784
Total office revenues	771,169	816,755	777,931

Multifamily rental
Rental revenues	107,011	110,697	95,423
Parking and other income	13,343	9,230	7,962
Total multifamily revenues	120,354	119,927	103,385

Total revenues	891,523	936,682	881,316

Operating Expenses
Office expenses	268,259	264,482	252,751
Multifamily expenses	37,154	33,681	28,116
General and administrative expenses	39,601	38,068	38,641
Depreciation and amortization	385,248	357,743	309,864
Total operating expenses	730,262	693,974	629,372

Other income	16,288	11,653	11,414
Other expenses	(2,947)	(7,216)	(7,744)
Income from unconsolidated Funds	430	6,923	6,400
Interest expense	(142,872)	(143,308)	(133,402)
Gain on sale of investment in real estate	6,393	—	—
Gain from consolidation of JV	—	307,938	—
Net income	38,553	418,698	128,612
Less: Net loss (income) attributable to noncontrolling interests	11,868	(54,985)	(12,526)
Net income attributable to common stockholders	$50,421	$363,713	$116,086

Net income per common share – basic and diluted	$0.28	$2.09	$0.68

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$38,553	$418,698	$128,612
Other comprehensive (loss) income: cash flow hedges	(183,521)	(107,292)	15,070
Comprehensive (loss) income	(144,968)	311,406	143,682
Less: Comprehensive loss (income) attributable to noncontrolling interests	64,816	(19,099)	(16,751)
Comprehensive (loss) income attributable to common stockholders	$(80,152)	$292,307	$126,931

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2020	2019	2018

Shares of Common Stock	Beginning balance	175,370	170,215	169,565
	Exchange of OP Units for common stock	94	222	629
	Issuance of common stock	—	4,933	—
	Exercise of stock options	—	—	21
	Ending balance	175,464	175,370	170,215

Common Stock	Beginning balance	$1,754	$1,702	$1,696
	Exchange of OP Units for common stock	1	2	6
	Issuance of common stock	—	50	—
	Ending balance	$1,755	$1,754	$1,702

Additional Paid-in Capital	Beginning balance	$3,486,356	$3,282,316	$3,272,539
	Exchange of OP Units for common stock	1,535	3,538	10,286
	Repurchase of OP Units with cash	(4)	(431)	(59)
	Issuance of common stock, net	—	200,933	—
	Taxes paid on exercise of stock options	—	—	(450)
	Ending balance	$3,487,887	$3,486,356	$3,282,316

AOCI	Beginning balance	$(17,462)	$53,944	$43,099
	ASU 2017-12 adoption	—	—	211
	Cash flow hedge adjustments	(130,573)	(71,406)	10,634
	Ending balance	$(148,035)	$(17,462)	$53,944

Accumulated Deficit	Beginning balance	$(758,576)	$(935,630)	$(879,810)
	ASU 2016-02 adoption	—	(2,144)	—
	ASU 2017-12 adoption	—	—	(211)
	Net income attributable to common stockholders	50,421	363,713	116,086
	Dividends	(196,361)	(184,515)	(171,695)
	Ending balance	$(904,516)	$(758,576)	$(935,630)

Noncontrolling Interests	Beginning balance	$1,658,862	$1,446,098	$1,464,525
	ASU 2016-02 adoption	—	(355)	—
	Net (loss) income attributable to noncontrolling interests	(11,868)	54,985	12,526
	Cash flow hedge adjustments	(52,948)	(35,886)	4,225
	Contributions	—	176,000	—
	Consolidation of JV	—	61,394	—
	Distributions	(60,392)	(76,978)	(52,142)
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	—	14,390	—
	Exchange of OP Units for common stock	(1,536)	(3,540)	(10,292)
	Repurchase of OP Units with cash	(3)	(303)	(49)
	Stock-based compensation	26,813	23,057	27,305
	Ending balance	$1,558,928	$1,658,862	$1,446,098

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2020	2019	2018

Total Equity	Beginning balance	$4,370,934	$3,848,430	$3,902,049
	ASU 2016-02 adoption	—	(2,499)	—
	Net income	38,553	418,698	128,612
	Cash flow hedge adjustments	(183,521)	(107,292)	14,859
	Consolidation of JV	—	61,394	—
	Issuance of common stock, net	—	200,983	—
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	—	14,390	—
	Repurchase of OP Units with cash	(7)	(734)	(108)
	Taxes paid on exercise of stock options	—	—	(450)
	Contributions	—	176,000	—
	Dividends	(196,361)	(184,515)	(171,695)
	Distributions	(60,392)	(76,978)	(52,142)
	Stock-based compensation	26,813	23,057	27,305
	Ending balance	$3,996,019	$4,370,934	$3,848,430

	Dividends declared per common share	$1.12	$1.06	$1.01

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$38,553	$418,698	$128,612
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(430)	(6,923)	(6,400)
Gain from insurance recoveries for damage to real estate	(13,105)	—	—
Gain on sale of investment in real estate	(6,393)	—	—
Gain from consolidation of JV	—	(307,938)	—
Depreciation and amortization	385,248	357,743	309,864
Net accretion of acquired lease intangibles	(15,878)	(16,264)	(22,025)
Straight-line rent	18,733	(10,134)	(18,813)
Loan premium amortized and written off	(2,274)	(261)	(205)
Deferred loan costs amortized and written off	7,832	14,314	8,292
Amortization of stock-based compensation	21,365	18,359	22,299
Operating distributions from unconsolidated Funds	394	6,820	6,400
Change in working capital components:
Tenant receivables	(11,645)	(609)	(1,391)
Interest payable, accounts payable and deferred revenue	5,557	(6,844)	1,376
Security deposits	(4,676)	1,919	319
Other assets	(3,063)	706	4,654
Net cash provided by operating activities	420,218	469,586	432,982

Investing Activities
Capital expenditures for improvements to real estate	(143,445)	(176,448)	(179,062)
Capital expenditures for developments	(154,153)	(61,660)	(68,459)
Insurance recoveries for damage to real estate	17,120	—	—
Property acquisition	—	(365,885)	—
Cash assumed from consolidation of JV	—	39,226	—
Proceeds from sale of investment in real estate, net	20,658	—	—
Acquisition of additional interests in unconsolidated Funds	(6,591)	(90,754)	(9,379)
Capital distributions from unconsolidated Funds	1,236	5,853	7,349
Net cash used in investing activities	(265,175)	(649,668)	(249,551)

Financing Activities
Proceeds from borrowings	674,000	2,185,000	667,000
Repayment of borrowings	(549,752)	(2,095,718)	(655,326)
Loan cost payments	(3,846)	(21,348)	(2,992)
Contributions from noncontrolling interests in consolidated JVs	—	163,556	—
Distributions paid to noncontrolling interests	(60,392)	(64,534)	(52,142)
Dividends paid to common stockholders	(196,333)	(179,667)	(169,831)
Taxes paid on exercise of stock options	—	—	(450)
Repurchase of OP Units	(7)	(734)	(108)
Proceeds from issuance of common stock, net	—	200,983	—
Net cash (used in) provided by financing activities	(136,330)	187,538	(213,849)

Increase (decrease) in cash and cash equivalents and restricted cash	18,713	7,456	(30,418)
Cash and cash equivalents and restricted cash - beginning balance	153,804	146,348	176,766
Cash and cash equivalents and restricted cash - ending balance	$172,517	$153,804	$146,348

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2020	2019	2018

Cash and cash equivalents - ending balance	$172,385	$153,683	$146,227
Restricted cash - ending balance	132	121	121
Cash and cash equivalents and restricted cash - ending balance	$172,517	$153,804	$146,348

Supplemental Cash Flows Information

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Cash paid for interest, net of capitalized interest	$136,823	$128,205	$124,487
Capitalized interest paid	$4,810	$3,782	$3,520

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$37,185	$35,398	$24,702
Capitalized stock-based compensation for improvements to real estate and developments	$5,448	$4,698	$5,006
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$73,045	$88,205	$75,729
Removal of fully amortized acquired lease intangible assets	$372	$2,132	$1,582
Removal of fully accreted acquired lease intangible liabilities	$20,649	$29,660	$15,431
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$—	$10,885	$—
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$—	$3,408	$—
Recognition of ground lease liability - Adoption of ASU 2016-02	$—	$10,885	$—

Non-cash Financing Transactions
Gain recorded in AOCI - Adoption of ASU 2017-12 - consolidated derivatives	$—	$—	$211
(Loss) gain recorded in AOCI - consolidated derivatives	$(232,652)	$(76,273)	$22,723
(Loss) gain recorded in AOCI - unconsolidated Funds' derivatives (our share)	$(410)	$(5,023)	$3,052
Accrual for deferred loan costs	$50	$1,416	$—
Non-cash contributions from noncontrolling interests in consolidated JVs	$—	$12,444	$—
Non-cash distributions to noncontrolling interests	$—	$12,444	$—
Dividends declared	$196,361	$184,515	$171,695
Exchange of OP Units for common stock	$1,536	$3,540	$10,292
OP Units issued for acquisition of additional interest in unconsolidated Fund	$—	$14,390	$—

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

At December 31, 2020, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,287 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest an unconsolidated Fund which, at December 31, 2020, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2020, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
	69	71

Multifamily
Wholly-owned properties	11	11
Consolidated JV properties	1	1
	12	12

Total	81	83

Basis of Presentation

The accompanying consolidated financial statements are the consolidated financial statements of Douglas Emmett, Inc. and its subsidiaries, including our Operating Partnership and our consolidated JVs. All significant intercompany balances and transactions have been eliminated in our consolidated financial statements. We consolidate entities in which we are considered to be the primary beneficiary of a VIE or have a majority of the voting interest of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of that VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We do not consolidate entities in which the other parties have substantive kick-out rights to remove our power to direct the activities, most significantly impacting the economic performance, of that VIE. In determining whether we are the primary beneficiary, we consider factors such as ownership interest, management representation, authority to control decisions, and contractual and substantive participating rights of each party. We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.19 billion of consolidated debt. See Note 8. We also consolidate three JVs (four JVs before December 31, 2020 - see "2020 Property Disposition" in Note 3 for more information regarding the dissolution of one of our JVs before December 31, 2020). As of December 31, 2020, these consolidated entities had aggregate total consolidated assets of $9.25 billion (of which $8.86 billion related to investment in real estate), aggregate total consolidated liabilities of $5.25 billion (of which $4.74 billion related to debt), and aggregate total consolidated equity of $4.00 billion (of which $1.56 billion related to noncontrolling interests).

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

Commencing with the third quarter of 2020, we moved the disclosure of our investment in real estate cost categories (land, buildings and improvements, tenant improvements and lease intangibles, and property under development) from the consolidated balance sheets to our investment in real estate footnote for all periods presented. See Note 3.

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

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

We account for property acquisitions as asset acquisitions, and include the acquired properties' results of operations in our results of operations from the respective acquisition date. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases (including for renewal options), and if applicable (v) assumed debt and (vi) assumed interest rate swaps, based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of the fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates. See Note 3 for our property acquisition disclosures.

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

Real Estate Held for Sale

Properties are classified as held for sale in our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2020 and 2019, we did not have any properties held for sale.

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

Cost capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, in our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2020, 2019 and 2018, we capitalized $186.4 million, $75.3 million and $78.7 million of costs related to our developments, respectively, which included $4.8 million, $3.8 million and $3.5 million of capitalized interest, respectively.

Ground Leases

We account for our ground lease, for which we are the lessee, in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a prospective basis. Upon adoption of the ASU, we continued to classify the lease as an operating lease, and we recognized a right-of-use asset for the land and a lease liability for the future lease payments of $10.9 million. We calculated the carrying value of the right-of-use asset and lease liability by discounting the future lease payments using our incremental borrowing rate. We adjusted the right-of-use asset carrying value for a related above-market ground lease liability of $3.4 million, which reduced the carrying value of the asset to $7.5 million. We continued to recognize the lease payments as expense, which is included in Office expenses in our consolidated statements of operations. See Note 4 for more information regarding this ground lease. See Note 14 for the fair value disclosures related to the ground lease liability.

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

Our investment in unconsolidated Funds is included in Investment in unconsolidated Funds in the consolidated balance sheets and our share of net income or losses from the Funds is included in Income from unconsolidated Funds in the consolidated statements of operations. Our share of the Funds accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) in our consolidated balance sheets. As of December 31, 2020 and 2019, the total investment basis difference included in our investment balance in unconsolidated Funds was $29.6 million and $27.8 million, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We periodically assess whether there has been any impairment that is other than temporary in our investment in unconsolidated funds. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Based upon such periodic assessments, no impairments occurred during 2020, 2019 or 2018. See Note 6 for our Fund disclosures.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2020, 2019 or 2018.

In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated. Due to the significant change in planned use of the property, we performed annual impairment assessment in 2019 by comparing the property's expected undiscounted cash flows to the property's carrying value plus the expected development costs and concluded that there was no impairment loss. We determined the undiscounted cash flows using our estimates of the expected future cash flows which included, but were not limited to, our estimates of property's net operating income, and capitalization rates.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Rental Revenues and Tenant Recoveries

We account for our rental revenues and tenant recoveries in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a modified retrospective basis. Topic 842 did not significantly change our accounting policy for recognizing rental revenues and tenant recoveries, and we adopted a practical expedient which allows us to account for our rental revenues and tenant recoveries on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries in the consolidated statements of operations. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Lease termination fees, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $1.0 million, $0.5 million and $1.6 million during 2020, 2019 and 2018, respectively.
Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $5.9 million, $5.8 million and $3.5 million during 2020, 2019 and 2018, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries in the period they are collected. Charges for uncollectible amounts, related to tenant receivables and deferred rent receivables, which for the year ended December 31, 2020 were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $41.0 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively.

Before the adoption of Topic 842, we presented our tenant receivables and deferred rent receivables net of allowances on our consolidated balance sheets. We considered many factors when evaluating the level of allowances necessary, including evaluations of individual tenant receivables, historical loss activity, current economic conditions and other relevant factors. We generally obtain letters of credit or security deposits from our tenants. Tenant receivable allowances reduced our rental revenues and tenant recoveries by $2.2 million for the year ended December 31, 2018, and deferred rent receivable allowances increased our rental revenues and tenant recoveries by $0.6 million for the year ended December 31, 2018.

Office Parking Revenues

Office parking revenues, which are included in office Parking and other income in our consolidated statements of operations, are within the scope of Topic 606 "Revenue from Contracts with Customers". Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $76.1 million, $108.7 million and $102.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Office parking receivables were $0.6 million and $1.3 million as of December 31, 2020 and 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceeds any losses recognized from that damage are recorded as other income when payment has been received or confirmation of the amount of proceeds has been received.

In January 2020, there was a fire in one of our residential property buildings. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies to cover these kinds of losses. During the year ended December 31, 2020 we recorded $3.9 million of business interruption revenues, which is included in Multifamily rental - Parking and other income in the consolidated statements of operations, and a gain related to property damage of $13.1 million, which is included in Other income in the consolidated statements of operations.

Interest Income

Interest income from our short-term money market fund investments is recognized on an accrual basis. Interest income is included in other income in the consolidated statements of operations.

Leasing Costs

We account for our leasing costs in accordance with Topic 842 "Leases", which we adopted on January 1, 2019 on a modified retrospective basis. In accordance with Topic 842, we capitalize initial direct costs of a lease, which are costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and are expensed as incurred. Prior to January 1, 2019, we capitalized most of our leasing costs.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Costs

Loan costs incurred directly with the issuance of secured notes payable and revolving credit facilities are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our consolidate balance sheets.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

We account for stock-based compensation, including stock options and LTIP Units, using the fair value method of accounting. The estimated fair value of stock options and LTIP Units, net of estimated forfeitures, is amortized over the vesting period, which is based upon service. See Note 13 for our stock-based compensation disclosures.

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

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  Our TRSs did not have significant tax provisions or deferred income tax items for 2020, 2019 or 2018. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

ASUs Adopted

ASU 2016-13 (Topic 326 - "Financial Instruments-Credit Losses")

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends "Financial Instruments-Credit Losses" (Topic 326). The ASU provides guidance for measuring credit losses on financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, which for us was the first quarter of 2020. The amendments in the ASU should be applied on a modified-retrospective basis. The ASU impacts our measurement of credit losses for our Office parking receivables, which were $0.6 million and $1.3 million as of December 31, 2020 and December 31, 2019, respectively, and are included in Tenant receivables in our consolidated balance sheets. We adopted the ASU in the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

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

Other Pronouncements

FASB COVID-19 Lease Modification Accounting Relief

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the existing lease accounting guidance, we would be required to determine on a lease-by-lease basis if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria are met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have availed ourselves of the election to avoid performing a lease-by-lease analysis and we have elected to apply the lease modification accounting framework for the lease concessions that meet the criteria.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2020	December 31, 2019

Land	$1,150,821	$1,152,684
Buildings and improvements	9,344,653	9,308,481
Tenant improvements and lease intangibles	928,867	905,753
Property under development	254,297	111,715
Investment in real estate, gross	$11,678,638	$11,478,633

2020 Property Disposition

In December 2020, we closed on the sale of an 80,000 square foot office property in Honolulu for a contract price of $21.0 million in cash, resulting in a gain of $6.4 million after transaction costs. The property sold was held by one of our consolidated JVs in which we owned a two-thirds capital interest. The JV was subsequently dissolved prior to December 31, 2020.

2019 Property Acquisition and JV consolidation

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

The JV owns six Class A office properties totaling 1.5 million square feet in the Los Angeles submarkets of Beverly Hills, Santa Monica, Sherman Oaks/Encino and Warner Center. The JV also owns an interest of 9.4% in our remaining unconsolidated Fund, Partnership X, which owns two additional Class A office properties totaling 386,000 square feet in Beverly Hills and Brentwood. The table below summarizes the purchase price allocation for the initial consolidation of the JV:

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

2018 Property Acquisitions and Dispositions

During 2018, we did not purchase or sell any properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or market.

As of December 31, 2020, the ground lease right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. We incurred ground rent expense of $733 thousand during 2020, 2019 and 2018, which is included in Office expenses in our consolidated statements of operations.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2020:

Year ending December 31:	(In thousands)

2021	$733
2022	733
2023	733
2024	733
2025	733
Thereafter	44,712
Total future minimum lease payments	$48,377

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2020	December 31, 2019

Above-market tenant leases	$6,848	$7,220
Above-market tenant leases - accumulated amortization	(2,618)	(1,741)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(241)	(224)
Acquired lease intangible assets, net	$5,141	$6,407

Below-market tenant leases	$81,934	$102,583
Below-market tenant leases - accumulated accretion	(46,711)	(50,216)
Acquired lease intangible liabilities, net	$35,223	$52,367

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$15,895	$16,282	$21,992
Amortization of an above-market ground lease asset(2)	(17)	(18)	(17)
Accretion of an above-market ground lease liability(3)	—	—	50
Total	$15,878	$16,264	$22,025
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

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2020.

Year ending December 31:	Net increase to revenues

(In thousands)
2021	$9,125
2022	6,482
2023	4,512
2024	3,665
2025	2,975
Thereafter	3,323
Total	$30,082

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investments in Unconsolidated Funds

Description of our Funds

As of December 31, 2020, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund own two office properties totaling 0.4 million square feet. During the year ended December 31, 2020 we purchased additional interests of 3.6% in Partnership X for $6.6 million.

As of December 31, 2019, we owned a 29.9% equity interest in Partnership X. Before November 21, 2019, we managed and owned equity interests in three unconsolidated Funds, consisting of 6.2% of the Opportunity Fund, 72.7% of Fund X and 28.4% of Partnership X, through which we and other investors in the Funds owned eight office properties totaling 1.8 million square feet. On November 21, 2019, we acquired additional interests of 16.3% in Fund X and 1.5% in Partnership X, and restructured Fund X which resulted in Fund X being treated as a consolidated JV from November 21, 2019. See Note 3 for more information regarding the consolidation of the JV. We also acquired all of the investors’ ownership interests in the Opportunity Fund (The Opportunity Fund’s only investment was an ownership interest in Fund X) and closed the Opportunity Fund. During the period January 1, 2019 to November 20, 2019 we purchased additional interests of 1.4% in Fund X and 3.9% in Partnership X.

As of December 31, 2018, we owned equity interests of 24.5% in Partnership X, 6.2% in the Opportunity Fund, and 71.3% in Fund X. During the year ended December 31, 2018 we purchased an additional 1.9% interest in Fund X.

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

	Year Ended December 31,
(In thousands)	2020	2019	2018

Operating distributions received(1)	$394	$6,820	$6,400
Capital distributions received(1)	1,236	5,853	7,349
Total distributions received(1)	$1,630	$12,673	$13,749
__________________________________________________________
(1)    The balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2020.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds. The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical book value:

(In thousands)	December 31, 2020	December 31, 2019

Total assets(1)	$133,617	$136,479
Total liabilities(1)	$112,706	$113,330
Total equity(1)	$20,911	$23,149
_______________________________________________
(1) The balances for both periods reflect the balances for Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(In thousands)	2020	2019	2018

Total revenues(1)	$15,744	$75,952	$79,590
Operating income(1)	$3,614	$22,269	$22,959
Net income(1)	$887	$7,350	$6,260
_________________________________________________
(1) The results of operations are not directly comparable to the prior periods; the balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2020.

7. Other Assets

(In thousands)	December 31, 2020	December 31, 2019

Restricted cash	$132	$121
Prepaid expenses	13,774	8,711
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,358	2,368
Other	3,331	3,233
Total other assets	$21,583	$16,421

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date (1)	Principal Balance as of December 31, 2020	Principal Balance as of December 31, 2019	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)(4)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(5)	6/1/2038	30,112	30,864	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2023	75,000	—	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,187,512	3,113,264

Consolidated JVs
Term loan(7)	—	—	400,000	—	—	—
Term loan(3)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.37%	3/1/2021
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(8)	5/15/2027	450,000	—	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(9)		4,777,512	4,653,264
Unamortized loan premium, net(10)		4,467	6,741
Unamortized deferred loan costs, net(11)		(37,012)	(40,947)
Total Consolidated Debt, net		$4,744,967	$4,619,058
_____________________________________________________
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
(2)Effective rate as of December 31, 2020. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.
(3)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(4)Effective rate will increase to 2.31% on July 1, 2021.
(5)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(6)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(7)We paid this loan off during the second quarter of 2020.
(8)We closed this loan during the second quarter of 2020. The effective rate will decrease to 2.26% on July 1, 2022.
(9)The table does not include our unconsolidated Funds' loan - see Note 17. See Note 14 for our fair value disclosures.
(10)Balances are net of accumulated amortization of $2.7 million and $0.5 million at December 31, 2020 and December 31, 2019, respectively.
(11)Balances are net of accumulated amortization of $38.3 million and $30.7 million at December 31, 2020 and December 31, 2019, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2020	Principal Balance as of December 31, 2019

Aggregate swapped to fixed rate loans	$4,672,400	$4,622,400
Aggregate fixed rate loans	30,112	30,864
Aggregate floating rate loans	75,000	—
Total Debt	$4,777,512	$4,653,264

The table below summarizes certain consolidated debt statistics as of December 31, 2020:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.70
Weighted average remaining life (including extension options)	5.3 years
Weighted average remaining fixed interest period	3.1 years
Weighted average annual interest rate	3.02%

Future Principal Payments

At December 31, 2020, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2021	$787
2022	823
2023	655,862
2024	700,902
2025	438,343
Thereafter	2,980,795
Total future principal payments	$4,777,512
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Loan premium amortized and written off	$(2,274)	$(261)	$(205)
Deferred loan costs amortized and written off	7,832	14,314	8,234
Loan costs expensed	1,008	1,318	58
Total	$6,566	$15,371	$8,087

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2020	December 31, 2019

Interest payable	$12,199	$11,707
Accounts payable and accrued liabilities	81,595	66,437
Deferred revenue	50,550	53,266
Total interest payable, accounts payable and deferred revenue	$144,344	$131,410

10. Derivative Contracts

Derivative Summary

As of December 31, 2020, all of our interest rate swaps, which include the interest rate swaps of our consolidated JVs and our unconsolidated Fund, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	39	$5,117,400
Unconsolidated Fund's derivative(3)(4)(5)	1	$110,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes:
a.Five swaps with a combined initial notional amount of $135.0 million, which will increase to $1.08 billion in the future to replace existing swaps as they expire, and
b.Two forward swaps (swaps effective after December 31, 2020) with a combined notional of $400.0 million, which will replace existing swaps as they expire.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivative.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 14 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of December 31, 2020, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' swaps or our unconsolidated Fund's interest rate swap. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2020	December 31, 2019

Consolidated derivatives(1)	$225,166	$56,896
Unconsolidated Fund's derivative	$208	$—
___________________________________________________
(1)Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.

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

(In thousands)	December 31, 2020	December 31, 2019

Consolidated derivatives(1)(3)	$—	$23,275
Unconsolidated Fund's derivative(2)(3)	$—	$963
___________________________________________________
(1)Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivative.
(3)We did not have any interest rate swap contract asset balances as of December 31, 2020.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2020	2019	2018
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gain recorded in AOCI - adoption of ASU 2017-12(1)	$—	$—	$211
(Losses) gains recorded in AOCI before reclassifications(1)	$(232,652)	$(76,273)	$22,723
Losses (gains) reclassified from AOCI to Interest Expense(1)	$49,435	$(24,298)	$(10,103)
Interest Expense presented in the consolidated statements of operations	$(142,872)	$(143,308)	$(133,402)
Unconsolidated Funds' derivatives (our share)(2):
(Losses) gains recorded in AOCI before reclassifications(1)	$(410)	$(5,023)	$3,052
Losses (gains) reclassified from AOCI to Income from unconsolidated Funds(1)	$106	$(1,698)	$(813)
Income from unconsolidated Funds presented in the consolidated statements of operations	$430	$6,923	$6,400
__________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Future Reclassifications from AOCI

At December 31, 2020, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year as interest rate swap payments are made, is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(72,495)
Unconsolidated Fund's derivative (our share)(1):
Losses to be reclassified from AOCI to Income from unconsolidated Funds	$(46)
______________________________________________
(1) We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

2020 Transactions

During the year ended December 31, 2020, (i) we acquired 94 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 150 OP Units for $7 thousand in cash.

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

2018 Transactions

During the year ended December 31, 2018, we (i) acquired 629 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, (ii) acquired 3 thousand OP Units for $108 thousand in cash and (iii) issued 21 thousand shares of our common stock for the exercise of 49 thousand stock options on a net settlement basis (net of the exercise price and related taxes).

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 30.1 million OP Units and fully-vested LTIP Units, and represented approximately 14.6% of our Operating Partnership's total outstanding interests as of December 31, 2020 when we owned 175.5 million OP Units (to match our 175.5 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Net income attributable to common stockholders	$50,421	$363,713	$116,086

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	1,535	3,540	10,292
Repurchase of OP Units from noncontrolling interests	(4)	(431)	(59)
Net transfers from noncontrolling interests	1,531	3,109	10,233

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$51,952	$366,822	$126,319

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Beginning balance	$(17,462)	$53,944	$43,099
Adoption of ASU 2017-12 - cumulative opening balance adjustment	—	—	211
Consolidated derivatives:
Other comprehensive (loss) gain before reclassifications	(232,652)	(76,273)	22,723
Reclassification of loss (gain) from AOCI to Interest Expense	49,435	(24,298)	(10,103)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive (loss) gain before reclassifications	(410)	(5,023)	3,052
Reclassification of loss (gain) from AOCI to Income from unconsolidated Funds	106	(1,698)	(813)
Net current period OCI	(183,521)	(107,292)	15,070
OCI attributable to noncontrolling interests	52,948	35,886	(4,225)
OCI attributable to common stockholders	(130,573)	(71,406)	10,845

Ending balance	$(148,035)	$(17,462)	$53,944
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2020 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/31/2019	1/15/2020	$0.28	49.8%	—%	50.2%	49.8%
3/31/2020	4/15/2020	0.28	49.8%	—%	50.2%	49.8%
6/30/2020	7/15/2020	0.28	49.8%	—%	50.2%	49.8%
9/30/2020	10/15/2020	0.28	49.8%	—%	50.2%	49.8%
Total / Weighted Average		$1.12	49.8%	—%	50.2%	49.8%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
Numerator (In thousands):
Net income attributable to common stockholders	$50,421	$363,713	$116,086
Allocation to participating securities: Unvested LTIP Units	(830)	(1,594)	(546)
Net income attributable to common stockholders - basic and diluted	$49,591	$362,119	$115,540

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic	175,380	173,358	169,893
Effect of dilutive securities: Stock options(1)	—	—	9
Weighted average shares of common stock and common stock equivalents outstanding - diluted	175,380	173,358	169,902

Net income per common share - basic	$0.28	$2.09	$0.68

Net income per common share - diluted	$0.28	$2.09	$0.68
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

	Year Ended December 31,
(In thousands)	2020	2019	2018

OP Units	28,288	26,465	26,661
Vested LTIP Units	815	1,652	813

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plans

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 28, 2020, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 9.5 million. We had an aggregate of 9.1 million shares available for grant as of December 31, 2020. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 1.1 million, 802 thousand, and 898 thousand LTIP Units to employees during 2020, 2019 and 2018, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. We granted 55 thousand, 38 thousand, and 37 thousand LTIP Units to our non-employee directors during 2020, 2019 and 2018, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

At December 31, 2020, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.3 million, which will be recognized over a weighted-average term of two years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Stock-based compensation expense, net	$21,365	$18,359	$22,299
Capitalized stock-based compensation	$5,448	$4,698	$5,006
Intrinsic value of options exercised	$—	$—	$1,196

Stock-Based Award Activity

The table below presents our outstanding stock options activity(1):

Fully Vested Stock Options:	Number of Stock Options (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Months)	Total Intrinsic Value (Thousands)	Intrinsic Value of Options Exercised (Thousands)

Outstanding at December 31, 2017	49	$12.66	16	$1,375
Exercised	(49)	$12.66			$1,196
Outstanding at December 31, 2018	—	$—	0	$—

_________________________________________________
(1)     There were no options outstanding during the years ended December 31, 2020 and 2019.

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2017	1,056	$26.98
Granted	935	$27.01	$25,247
Vested	(1,036)	$25.82	$26,740
Forfeited	(10)	$34.18	$333
Outstanding at December 31, 2018	945	$28.20
Granted	840	$31.92	$26,821
Vested	(826)	$29.13	$24,061
Forfeited	(35)	$35.41	$1,234
Outstanding at December 31, 2019	924	$30.48
Granted	1,190	$21.12	$25,175
Vested	(1,073)	$24.58	$26,369
Forfeited	(57)	$28.20	$1,623
Outstanding at December 31, 2020	984	$25.71

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2020, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2020	December 31, 2019

Fair value	$4,719,462	$4,682,305
Carrying value	$4,706,979	$4,660,005

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

(In thousands)	December 31, 2020	December 31, 2019

Fair value	$11,865	$12,218
Carrying value	$10,871	$10,882

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Financial instruments measured at fair value

Derivative instruments: See Note 10 for the details of our derivatives. We present our derivatives in the consolidated balance sheets at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  The table below presents the estimated fair value of our derivatives:

(In thousands)	December 31, 2020	December 31, 2019
Derivative Assets:
Fair value - consolidated derivatives(1)	$—	$22,381
Fair value - unconsolidated Fund's derivative(2)	$—	$889

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$214,016	$54,616
Fair value - unconsolidated Fund's derivative(2)	$137	$—
___________________________________________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivative. Our pro-rata share of the amounts related to the unconsolidated Fund's derivative is included in our Investment in unconsolidated Funds in our consolidated balance sheets. See "Guarantees" in Note 17 regarding our unconsolidated Fund's debt and derivative.

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

(In thousands)	Year Ended December 31,
	2020	2019	2018
Office Segment
Total office revenues	$771,169	$816,755	$777,931
Office expenses	(268,259)	(264,482)	(252,751)
Office segment profit	502,910	552,273	525,180

Multifamily Segment
Total multifamily revenues	120,354	119,927	103,385
Multifamily expenses	(37,154)	(33,681)	(28,116)
Multifamily segment profit	83,200	86,246	75,269

Total profit from all segments	$586,110	$638,519	$600,449

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2020	2019	2018

Total profit from all segments	$586,110	$638,519	$600,449
General and administrative expenses	(39,601)	(38,068)	(38,641)
Depreciation and amortization	(385,248)	(357,743)	(309,864)
Other income	16,288	11,653	11,414
Other expenses	(2,947)	(7,216)	(7,744)
Income from unconsolidated Funds	430	6,923	6,400
Interest expense	(142,872)	(143,308)	(133,402)
Gain on sale of investment in real estate	6,393	—	—
Gain from consolidation of JV	—	307,938	—
Net income	38,553	418,698	128,612
Less: Net loss (income) attributable to noncontrolling interests	11,868	(54,985)	(12,526)
Net income attributable to common stockholders	$50,421	$363,713	$116,086

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2020:

Year Ending December 31,	(In thousands)

2021	$635,956
2022	553,974
2023	452,930
2024	355,428
2025	266,182
Thereafter	629,410
Total future minimum base rentals(1)	$2,893,880
_____________________________________________________
(1)    Does not include (i) residential leases, which typically have a term of one year or less, (ii) holdover rent, (iii) other types of rent such as storage and antenna rent, (iv) tenant reimbursements, (v) straight line rent, (vi) amortization/accretion of acquired above/below-market lease intangibles, and (vii) percentage rents.  The amounts assume that early termination options held by tenants are not exercised.

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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During the years ended December 31, 2020, 2019 and 2018, no tenant accounted for more than 10% of our total revenues. See Note 2 for the details of our charges to revenue for uncollectible amounts and allowances for tenant receivables and deferred rent receivables.

Geographic Risk

All of our properties, including the properties of our consolidated JVs and our unconsolidated Fund, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Swap Counterparty Credit Risk

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

Cash Balances

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

As of December 31, 2020, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2020, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated.

As of December 31, 2020, we had an aggregate remaining contractual commitment for these and other development projects of approximately $148.2 million. As of December 31, 2020, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $23.2 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. We have also guaranteed the related swap. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2020, all of the obligations under the related debt and swap agreements have been performed in accordance with the terms of those agreements. The table below summarizes our Fund's debt as of December 31, 2020. The amounts represent 100% (not our pro-rata share) of the amounts related to our Fund:

Fund(1)	Loan Maturity Date	Principal Balance (In thousands)	Variable Interest Rate	Swap Fixed Interest Rate	Swap Maturity Date

Partnership X(2)(3)	3/1/2023	$110,000	LIBOR + 1.40%	2.30%	3/1/2021

___________________________________________________
(1)See Note 6 for more information regarding our unconsolidated Fund.
(2)Floating rate term loan, swapped to fixed, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity. As of December 31, 2020, assuming a zero-percent LIBOR interest rate during the remaining life of the swap, the maximum future payments under the swap agreement were $0.2 million.
(3)Loan agreement includes a zero-percent LIBOR floor. The corresponding swap does not include such a floor.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2020
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)(3)	Land	Building & Improve-ments(2)	Total(4)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,033	$12,769	$78,447	$152,439	$27,108	$216,547	$243,655	$78,996	1968/2002/2019	1999
233 Wilshire	62,961	9,263	130,426	3,572	9,263	133,998	143,261	18,080	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	133,958	21,787	151,347	173,134	52,475	1981/2000/2020	1996
429 Santa Monica	33,691	4,949	72,534	2,994	4,949	75,528	80,477	9,421	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	51,794	8,833	156,929	165,762	114,736	1992	2004
1299 Ocean	124,699	22,748	265,198	15,765	22,748	280,963	303,711	30,555	1980/2006/2020	2017
1901 Avenue of the Stars	—	18,514	131,752	112,572	26,163	236,675	262,838	91,455	1968/2001	2001
2001 Wilshire	37,411	5,711	81,622	1,307	5,711	82,929	88,640	3,007	1980/2013	2008
8383 Wilshire	175,314	18,004	328,118	2,532	18,005	330,649	348,654	12,928	1971/2009	2008
8484 Wilshire(1)	15,898	8,846	77,780	16,307	8,846	94,087	102,933	24,354	1972/2013	2013
9100 Wilshire	142,264	13,455	258,329	2,860	13,455	261,189	274,644	9,554	1971/2016	2008
9401 Wilshire	30,112	6,740	152,310	12,643	6,740	164,953	171,693	16,086	1971/2020	2017
9601 Wilshire	—	16,597	54,774	106,660	17,658	160,373	178,031	62,249	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	21,048	5,568	198,120	203,688	19,014	1971/2020	2017
10880 Wilshire	198,794	29,995	437,514	33,635	29,988	471,156	501,144	68,095	1970/2009/2020	2016
10960 Wilshire	201,893	45,844	429,769	30,124	45,852	459,885	505,737	68,382	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,715	6,714	43,801	50,515	17,397	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	9,268	20,164	218,023	238,187	32,833	1985	2016
12400 Wilshire	—	5,013	34,283	76,833	8,828	107,301	116,129	41,710	1985	1996
15250 Ventura	22,369	2,130	48,908	696	2,130	49,604	51,734	2,155	1970/2012	2008
16000 Ventura	37,971	1,936	89,531	505	1,936	90,036	91,972	3,546	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	12,937	6,759	66,049	72,808	17,250	1986/2012	2013
Beverly Hills Medical Center	—	4,955	27,766	29,526	6,435	55,812	62,247	21,685	1964/2004	2004
Bishop Square	200,000	16,273	213,793	38,762	16,273	252,555	268,828	75,511	1972/1983	2010
Brentwood Court	—	2,564	8,872	906	2,563	9,779	12,342	3,869	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	32,951	5,921	39,939	45,860	15,640	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	1,766	5,933	29,603	35,536	11,658	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	1,841	5,557	18,298	23,855	6,791	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,621	4,775	22,929	27,704	9,556	1986	2000
Bundy/Olympic	—	4,201	11,860	28,709	6,030	38,740	44,770	15,014	1991/1998	1994
Camden Medical Arts	42,276	3,102	12,221	28,587	5,298	38,612	43,910	14,777	1972/1992	1995
Carthay Campus	—	6,595	70,454	5,469	6,594	75,924	82,518	16,901	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	135,178	16,153	200,061	216,214	67,506	1972/1987/2020	1999
Century Park West(1)	4,072	3,717	29,099	244	3,667	29,393	33,060	10,964	1971	2007
Columbus Center	—	2,096	10,396	9,426	2,333	19,585	21,918	7,915	1987	2001
Coral Plaza	—	4,028	15,019	18,832	5,366	32,513	37,879	12,864	1981	1998
Cornerstone Plaza(1)	9,928	8,245	80,633	6,016	8,263	86,631	94,894	31,950	1986	2007
Encino Gateway	—	8,475	48,525	55,830	15,653	97,177	112,830	38,892	1974/1998	2000
Encino Plaza	—	5,293	23,125	47,159	6,165	69,412	75,577	27,886	1971/1992	2000
Encino Terrace	105,565	12,535	59,554	102,884	15,533	159,440	174,973	58,012	1986	1999
Executive Tower(1)	14,503	6,660	32,045	57,605	9,471	86,839	96,310	34,313	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2020
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)	Total(4)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	3,625	12,092	84,729	96,821	16,105	1986	2015
Gateway Los Angeles	—	2,376	15,302	48,928	5,119	61,487	66,606	24,206	1987	1994
Harbor Court	—	51	41,001	49,704	12,060	78,696	90,756	26,323	1994	2004
Landmark II	—	6,086	109,259	67,603	13,070	169,878	182,948	66,413	1989	1997
Lincoln/Wilshire	—	3,833	12,484	25,947	7,475	34,789	42,264	11,725	1996	2000
MB Plaza	—	4,533	22,024	33,640	7,503	52,694	60,197	20,441	1971/1996	1998
Olympic Center	52,000	5,473	22,850	35,110	8,247	55,186	63,433	21,262	1985/1996	1997
One Westwood(1)	12,300	10,350	29,784	62,108	9,194	93,048	102,242	35,741	1987/2004	1999
Palisades Promenade	—	5,253	15,547	54,414	9,664	65,550	75,214	25,394	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	17,365	7,557	21,829	29,386	8,606	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	(19)	7,055	12,016	19,071	5,078	1985	2006
Santa Monica Square	48,500	5,366	18,025	22,093	6,863	38,621	45,484	15,029	1983/2004	2001
Second Street Plaza	—	4,377	15,277	36,693	7,421	48,926	56,347	19,532	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	415,540	48,328	418,245	466,573	161,123	1981/2002	1997
Studio Plaza	—	9,347	73,358	122,033	15,015	189,723	204,738	74,404	1988/2004	1995
The Tower	65,969	9,643	160,602	4,628	9,643	165,230	174,873	25,697	1988/1998	2016
The Trillium(1)	18,300	20,688	143,263	81,855	21,989	223,817	245,806	85,272	1988	2005
Valley Executive Tower	104,000	8,446	67,672	105,315	11,737	169,696	181,433	65,685	1984	1998
Valley Office Plaza	—	5,731	24,329	47,285	8,957	68,388	77,345	26,985	1966/2002	1998
Verona	—	2,574	7,111	15,396	5,111	19,970	25,081	7,788	1991	1997
Village on Canon	61,745	5,933	11,389	50,309	13,303	54,328	67,631	20,858	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	425,283	59,418	701,122	760,540	274,820	1982-1993/2004	2002
Warner Corporate Center	34,671	11,035	65,799	1,011	11,035	66,810	77,845	3,332	1988/2015	2008
Westside Towers	141,915	8,506	79,532	81,997	14,568	155,467	170,035	60,811	1985	1998
Westwood Center	113,344	9,512	259,341	10,984	9,513	270,324	279,837	42,236	1965/2000	2016
Westwood Place	71,000	8,542	44,419	52,519	11,448	94,032	105,480	36,139	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	40,890	14,903	60,087	74,990	23,363	1989	1999
Barrington Plaza	210,000	28,568	81,485	148,028	58,208	199,873	258,081	78,529	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	731	5,720	10,783	16,503	4,226	1974	2006
Barry	11,370	6,426	8,179	550	6,426	8,729	15,155	3,526	1973	2006
Kiowa	5,470	2,605	3,263	469	2,605	3,732	6,337	1,485	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	121,051	35,365	267,830	303,195	54,824	1968/2004/2019	2005
Residences at Bishop Place	—	—	—	35,025	—	35,025	35,025	449	2020	N/A
Pacific Plaza	78,000	10,091	16,159	74,232	27,816	72,666	100,482	27,494	1963/1998	1999
The Glendon	160,000	32,773	335,925	1,257	32,775	337,180	369,955	15,307	2008	2019
The Shores	212,000	20,809	74,191	199,738	60,555	234,183	294,738	88,257	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	15,231	35,163	94,331	129,494	41,691	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	1,843	26,864	121,116	147,980	20,055	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2020
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)	Total(4)	Accumulated Depreciation & Amortization	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$4,777,512	$876,614	$6,593,840	$3,953,887	$1,150,821	$10,273,520	$11,424,341	$2,816,193

Property Under Development
1132 Bishop Place Conversion	$—	$—	$—	$50,704	$—	$50,704	$50,704		N/A	N/A
Landmark II Development	—	13,070	—	173,409	13,070	173,409	186,479		N/A	N/A
Other Developments				17,114		17,114	17,114		N/A	N/A
Total Property Under Development	$—	$13,070	$—	$241,227	$13,070	$241,227	$254,297	$—

Total	$4,777,512	$889,684	$6,593,840	$4,195,114	$1,163,891	$10,514,747	$11,678,638	$2,816,193
_____________________________________________________
(1)These properties are encumbered by our revolving credit facility, which had a $75.0 million balance as of December 31, 2020.
(2)Includes tenant improvements and lease intangibles.
(3)Net of fully depreciated and amortized tenant improvements and lease intangibles removed from our books.
(4)At December 31, 2020, the aggregate federal income tax cost basis for consolidated real estate was $7.96 billion (unaudited).

The table below presents a reconciliation of our investment in real estate:

	Year Ended December 31,
	2020	2019	2018
Investment in real estate, gross
Beginning balance	$11,478,633	$10,030,708	$9,829,208
Property acquisitions	—	368,698	—
Consolidation of JV	—	924,578	—
Improvements and developments	297,558	242,854	277,229
Properties sold	(24,508)	—	—
Removal of fully depreciated and amortized tenant improvements and lease intangibles	(73,045)	(88,205)	(75,729)
Ending balance	$11,678,638	$11,478,633	$10,030,708

Accumulated depreciation and amortization
Beginning balance	$(2,518,415)	$(2,246,887)	$(2,012,752)
Depreciation and amortization	(385,248)	(357,743)	(309,864)
Properties sold	10,002	—	—
Other accumulated depreciation and amortization	4,423	(1,990)	—
Removal of fully depreciated and amortized tenant improvements and lease intangibles	73,045	88,205	75,729
Ending balance	$(2,816,193)	$(2,518,415)	$(2,246,887)

Investment in real estate, net	$8,862,445	$8,960,218	$7,783,821