Form 10-Q
period 2021-03-31
Douglas Emmett Inc
filed 2021-05-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2021
Common Stock, $0.01 par value per share	175,470,658	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
Same Properties	Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties that during the comparable periods were: (i) acquired, (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements, or (iii) that underwent a major repositioning project, were impacted by development activity, or suffered significant casualty loss that we believed significantly affected the properties' operating results.
Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2021	December 31, 2020

	Unaudited	Audited
Assets
Investment in real estate, gross	$11,740,844	$11,678,638
Less: accumulated depreciation and amortization	(2,889,936)	(2,816,193)
Investment in real estate, net	8,850,908	8,862,445
Ground lease right-of-use asset	7,469	7,472
Cash and cash equivalents	184,274	172,385
Tenant receivables	18,038	18,226
Deferred rent receivables	116,834	116,199
Acquired lease intangible assets, net	4,880	5,141
Investment in unconsolidated Fund	47,199	47,374
Other assets	20,135	21,583
Total Assets	$9,249,737	$9,250,825

Liabilities
Secured notes payable and revolving credit facility, net	$4,775,994	$4,744,967
Ground lease liability	10,867	10,871
Interest payable, accounts payable and deferred revenue	170,618	144,344
Security deposits	53,469	56,247
Acquired lease intangible liabilities, net	31,848	35,223
Interest rate contract liabilities	137,276	214,016
Dividends payable	49,140	49,138
Total liabilities	5,229,212	5,254,806

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,470,658 and 175,463,887 outstanding at March 31, 2021 and December 31, 2020, respectively	1,755	1,755
Additional paid-in capital	3,487,948	3,487,887
Accumulated other comprehensive loss	(97,332)	(148,035)
Accumulated deficit	(942,046)	(904,516)
Total Douglas Emmett, Inc. stockholders' equity	2,450,325	2,437,091
Noncontrolling interests	1,570,200	1,558,928
Total equity	4,020,525	3,996,019
Total Liabilities and Equity	$9,249,737	$9,250,825

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenues
Office rental
Rental revenues and tenant recoveries	$168,179	$185,827
Parking and other income	18,464	34,062
Total office revenues	186,643	219,889

Multifamily rental
Rental revenues	27,083	29,086
Parking and other income	2,569	2,375
Total multifamily revenues	29,652	31,461

Total revenues	216,295	251,350

Operating Expenses
Office expenses	62,178	69,664
Multifamily expenses	9,311	9,356
General and administrative expenses	9,571	10,335
Depreciation and amortization	92,797	97,777
Total operating expenses	173,857	187,132

Other income	351	1,989
Other expenses	(163)	(1,396)
Income from unconsolidated Fund	167	323
Interest expense	(35,205)	(35,420)
Net income	7,588	29,714
Less: Net loss (income) attributable to noncontrolling interests	4,013	(2,791)
Net income attributable to common stockholders	$11,601	$26,923

Net income per common share – basic and diluted	$0.06	$0.15

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$7,588	$29,714
Other comprehensive income (loss): cash flow hedges	76,469	(207,459)
Comprehensive income (loss)	84,057	(177,745)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(21,753)	56,258
Comprehensive income (loss) attributable to common stockholders	$62,304	$(121,487)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended March 31,
		2021	2020

Shares of Common Stock	Beginning balance	175,464	175,370
	Exchange of OP Units for common stock	7	5
	Ending balance	175,471	175,375

Common Stock	Beginning balance	$1,755	$1,754
	Exchange of OP units for common stock	—	—
	Ending balance	$1,755	$1,754

Additional Paid-in Capital	Beginning balance	$3,487,887	$3,486,356
	Exchange of OP Units for common stock	109	90
	Repurchase of OP Units with cash	(48)	(4)
	Ending balance	$3,487,948	$3,486,442

AOCI	Beginning balance	$(148,035)	$(17,462)
	Cash flow hedge adjustments	50,703	(148,410)
	Ending balance	$(97,332)	$(165,872)

Accumulated Deficit	Beginning balance	$(904,516)	$(758,576)
	Net income attributable to common stockholders	11,601	26,923
	Dividends	(49,131)	(48,909)
	Ending balance	$(942,046)	$(780,562)

Noncontrolling Interests	Beginning balance	$1,558,928	$1,658,862
	Net (loss) income attributable to noncontrolling interests	(4,013)	2,791
	Cash flow hedge adjustments	25,766	(59,049)
	Distributions	(13,724)	(18,366)
	Exchange of OP Units for common stock	(109)	(90)
	Repurchase of OP Units with cash	(57)	(3)
	Stock-based compensation	3,409	3,800
	Ending balance	$1,570,200	$1,587,945

Total Equity	Beginning balance	$3,996,019	$4,370,934
	Net income	7,588	29,714
	Cash flow hedge adjustments	76,469	(207,459)
	Repurchase of OP Units with cash	(105)	(7)
	Dividends	(49,131)	(48,909)
	Distributions	(13,724)	(18,366)
	Stock-based compensation	3,409	3,800
	Ending balance	$4,020,525	$4,129,707

	Dividends declared per common share	$0.28	$0.28

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$7,588	$29,714
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(167)	(323)
Depreciation and amortization	92,797	97,777
Net accretion of acquired lease intangibles	(3,114)	(4,256)
Straight-line rent	(635)	1,406
Loan premium amortized and written off	(113)	(215)
Deferred loan costs amortized and written off	2,021	1,876
Amortization of stock-based compensation	2,694	2,941
Operating distributions from unconsolidated Fund	164	394
Change in working capital components:
Tenant receivables	188	(499)
Interest payable, accounts payable and deferred revenue	24,198	24,787
Security deposits	(2,778)	(567)
Other assets	2,201	475
Net cash provided by operating activities	125,044	153,510

Investing Activities
Capital expenditures for improvements to real estate	(24,305)	(32,530)
Capital expenditures for developments	(55,206)	(25,883)
Acquisition of additional interests in unconsolidated Fund	—	(6,591)
Capital distributions from unconsolidated Fund	194	219
Net cash used in investing activities	(79,317)	(64,785)

Financing Activities
Proceeds from borrowings	50,000	30,000
Repayment of borrowings	(20,193)	(30,185)
Loan cost payments	(686)	(247)
Distributions paid to noncontrolling interests	(13,724)	(18,366)
Dividends paid to common stockholders	(49,130)	(48,907)
Repurchase of OP Units	(105)	(7)
Net cash used in financing activities	(33,838)	(67,712)

Increase in cash and cash equivalents and restricted cash	11,889	21,013
Cash and cash equivalents and restricted cash - beginning balance	172,517	153,804
Cash and cash equivalents and restricted cash - ending balance	$184,406	$174,817

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	Three Months Ended March 31,
	2021	2020

Cash and cash equivalents - ending balance	$184,274	$174,696
Restricted cash - ending balance	132	121
Cash and cash equivalents and restricted cash - ending balance	$184,406	$174,817

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2021	2020
Operating Activities
Cash paid for interest, net of capitalized interest	$33,420	$33,738
Capitalized interest paid	$1,773	$881

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$38,607	$34,916
Capitalized stock-based compensation for improvements to real estate and developments	$715	$859
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$19,143	$19,887
Removal of fully amortized acquired lease intangible assets	$50	$88
Removal of fully accreted acquired lease intangible liabilities	$7,134	$1,284

Non-cash Financing Transactions
Gain (loss) recorded in AOCI - consolidated derivatives	$58,346	$(206,597)
Loss recorded in AOCI - unconsolidated Fund's derivatives (our share)	$(1)	$(370)
Accrual for deferred loan costs	$—	$72
Dividends declared	$49,131	$48,909
Exchange of OP Units for common stock	$109	$90

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership and its subsidiaries, consolidated JVs and unconsolidated Fund, we focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the consolidated financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.
At March 31, 2021, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,325 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at March 31, 2021, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2021, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.22 billion of consolidated debt. See Note 8. We also consolidate three JVs. As of March 31, 2021, these consolidated entities had aggregate total consolidated assets of $9.25 billion (of which $8.85 billion related to investment in real estate), aggregate total consolidated liabilities of $5.23 billion (of which $4.78 billion related to debt), and aggregate total consolidated equity of $4.02 billion (of which $1.57 billion related to noncontrolling interests).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2020 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2020 Annual Report on Form 10-K.

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

Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $1.8 million and $5.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Office parking revenues were $14.8 million and $30.2 million for the three months ended March 31, 2021 and 2020, respectively. Office parking receivables were $1.0 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Income Taxes

We have elected to be taxed as a REIT under the Code. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. We are subject to corporate-level tax on the earnings that we derive through our TRS.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. As of the date of this Report, the FASB has not issued any ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	March 31, 2021	December 31, 2020

Land	$1,150,821	$1,150,821
Buildings and improvements	9,367,439	9,344,653
Tenant improvements and lease intangibles	929,327	928,867
Property under development	293,257	254,297
Investment in real estate, gross	$11,740,844	$11,678,638

Acquisitions and Dispositions

During the three months ended March 31, 2021, we did not purchase or sell any properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of March 31, 2021, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

We incurred ground rent expense of $182 thousand for each of the three month periods ended March 31, 2021 and 2020, which is included in Office expenses in our consolidated statements of operations.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2021:

Twelve months ending March 31:	(In thousands)

2022	$733
2023	733
2024	733
2025	733
2026	733
Thereafter	44,529
Total future minimum lease payments	$48,194

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2021	December 31, 2020

Above-market tenant leases	$6,797	$6,848
Above-market tenant leases - accumulated amortization	(2,824)	(2,618)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(245)	(241)
Acquired lease intangible assets, net	$4,880	$5,141

Below-market tenant leases	$74,800	$81,934
Below-market tenant leases - accumulated accretion	(42,952)	(46,711)
Acquired lease intangible liabilities, net	$31,848	$35,223

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2021	2020

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$3,118	$4,259
Amortization of an above-market ground lease asset(2)	(4)	(3)
Total	$3,114	$4,256
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of March 31, 2021 and 2020, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. We purchased an additional interest of 3.6% in Partnership X for $6.6 million during the three months ended March 31, 2020.
Our Fund pays us fees and reimburses us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents cash distributions we received from our Fund:

	Three Months Ended March 31,
(In thousands)	2021	2020

Operating distributions received	$164	$394
Capital distributions received	194	219
Total distributions received	$358	$613

Summarized Financial Information for our Fund

The tables below present selected financial information for the Fund.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Fund, and are based upon historical acquired book value:

(In thousands)	March 31, 2021	December 31, 2020

Total assets	$128,560	$133,617
Total liabilities	$107,460	$112,706
Total equity	$21,100	$20,911

	Three Months Ended March 31,
(In thousands)	2021	2020

Total revenues	$4,002	$4,602
Operating income	$1,005	$1,522
Net income	$396	$886

7. Other Assets

(In thousands)	March 31, 2021	December 31, 2020

Restricted cash	$132	$132
Prepaid expenses	12,345	13,774
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,288	2,358
Other	3,382	3,331
Total other assets	$20,135	$21,583

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2021	Principal Balance as of December 31, 2020	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)(4)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.18%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(5)	6/1/2038	29,919	30,112	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2023	105,000	75,000	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,217,319	3,187,512

Consolidated JVs
Term loan(3)(7)	2/28/2023	580,000	580,000	LIBOR + 1.40%	2.17%	6/1/2025
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(8)	5/15/2027	450,000	450,000	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(9)		4,807,319	4,777,512
Unamortized loan premium, net(10)		4,353	4,467
Unamortized deferred loan costs, net(11)		(35,678)	(37,012)
Total Consolidated Debt, net		$4,775,994	$4,744,967
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
(2)Effective rate as of March 31, 2021. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.
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
(7)Swaps expired during the first quarter of 2021 and were replaced by forward swaps executed in 2020, which reduced the swap-fixed rate from 2.37% to 2.17%.
(8)The effective rate will decrease to 2.26% on July 1, 2022.
(9)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(10)Balances are net of accumulated amortization of $2.9 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively.
(11)Balances are net of accumulated amortization of $40.2 million and $38.3 million at March 31, 2021 and December 31, 2020, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2021	Principal Balance as of December 31, 2020

Aggregate swapped to fixed rate loans	$4,672,400	$4,672,400
Aggregate fixed rate loans	29,919	30,112
Aggregate floating rate loans	105,000	75,000
Total Debt	$4,807,319	$4,777,512

The table below summarizes certain consolidated debt statistics as of March 31, 2021:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.70
Weighted average remaining life (including extension options)	5.1 years
Weighted average remaining fixed interest period	3.1 years
Weighted average annual interest rate	2.99%

Future Principal Payments

At March 31, 2021, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Including Maturity Extension Options(1)

(In thousands)

2022	$796
2023	580,833
2024	405,871
2025	735,912
2026	103,354
Thereafter	2,980,553
Total future principal payments	$4,807,319
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2021	2020

Loan premium amortized and written off	$(113)	$(215)
Deferred loan costs amortized and written off	2,021	1,876
Total	$1,908	$1,661

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2021	December 31, 2020

Interest payable	$12,077	$12,199
Accounts payable and accrued liabilities	112,090	81,595
Deferred revenue	46,451	50,550
Total interest payable, accounts payable and deferred revenue	$170,618	$144,344

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

Derivative Summary

As of March 31, 2021, our interest rate swaps, which include the interest rate swaps of our consolidated JVs, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(3)(4)	36	$4,717,400
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes four swaps with a combined initial notional amount of $90.0 million which will increase to $850.0 million in the future to replace existing swaps as they expire.
(3)Our derivative contracts do not provide for right of offset between derivative contracts.
(4)See Note 13 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of March 31, 2021, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2021	December 31, 2020

Consolidated derivatives(1)	$145,725	$225,166
Unconsolidated Fund's derivative(2)	$—	$208
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivative.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2021	2020
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$58,346	$(206,597)
Losses (gains) reclassified from AOCI to Interest Expense(1)	$18,078	$(420)
Interest Expense presented in the consolidated statements of operations	$(35,205)	$(35,420)
Unconsolidated Fund's derivative (our share)(2):
Losses recorded in AOCI before reclassifications(1)	$(1)	$(370)
Losses (gains) reclassified from AOCI to Income from unconsolidated Fund(1)	$46	$(72)
Income from unconsolidated Fund presented in the consolidated statements of operations	$167	$323
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

Future Reclassifications from AOCI

At March 31, 2021, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(70,510)

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, (i) we acquired 7 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 3,548 OP Units for $105 thousand in cash.

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, (i) we acquired 5 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units, and (ii) we acquired 150 OP Units for $7 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. Noncontrolling interests in our Operating Partnership owned 30.1 million OP Units and fully-vested LTIP Units, and represented approximately 15% of our Operating Partnership's total outstanding interests as of March 31, 2021 when we owned 175.5 million OP Units (to match our 175.5 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2021	2020

Net income attributable to common stockholders	$11,601	$26,923

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	109	90
Repurchase of OP Units from noncontrolling interests	(48)	(4)
Net transfers from noncontrolling interests	61	86

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$11,662	$27,009

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2021	2020

Beginning balance	$(148,035)	$(17,462)
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	58,346	(206,597)
Reclassification of loss (gain) from AOCI to Interest Expense	18,078	(420)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive loss before reclassifications	(1)	(370)
Reclassification of loss (gain) from AOCI to Income from unconsolidated Fund	46	(72)
Net current period OCI	76,469	(207,459)
OCI attributable to noncontrolling interests	(25,766)	59,049
OCI attributable to common stockholders	50,703	(148,410)

Ending balance	$(97,332)	$(165,872)
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

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

	Three Months Ended March 31,
(In thousands)	2021	2020

Stock-based compensation expense, net	$2,694	$2,941
Capitalized stock-based compensation	$715	$859

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

	Three Months Ended March 31,
	2021	2020
Numerator (In thousands):
Net income attributable to common stockholders	$11,601	$26,923
Allocation to participating securities: Unvested LTIP Units	(219)	(106)
Net income attributable to common stockholders - basic and diluted	$11,382	$26,817

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,464	175,373

Net income per common share - basic and diluted	$0.06	$0.15
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

	Three Months Ended March 31,
(In thousands)	2021	2020

OP Units	28,203	28,295
Vested LTIP Units	1,871	799

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

As of March 31, 2021, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2021	December 31, 2020

Fair value	$4,715,608	$4,719,462
Carrying value	$4,706,672	$4,706,979

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

(In thousands)	March 31, 2021	December 31, 2020

Fair value	$10,041	$11,865
Carrying value	$10,867	$10,871

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

(In thousands)	March 31, 2021	December 31, 2020
Derivative Liabilities:
Fair value - consolidated derivatives(1)	$137,276	$214,016
Fair value - unconsolidated Fund's derivatives(2)	$—	$137
____________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund in our consolidated balance sheets.

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

(In thousands)	Three Months Ended March 31,
	2021	2020
Office Segment
Total office revenues	$186,643	$219,889
Office expenses	(62,178)	(69,664)
Office segment profit	124,465	150,225

Multifamily Segment
Total multifamily revenues	29,652	31,461
Multifamily expenses	(9,311)	(9,356)
Multifamily segment profit	20,341	22,105

Total profit from all segments	$144,806	$172,330

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2021	2020

Total profit from all segments	$144,806	$172,330
General and administrative expenses	(9,571)	(10,335)
Depreciation and amortization	(92,797)	(97,777)
Other income	351	1,989
Other expenses	(163)	(1,396)
Income from unconsolidated Fund	167	323
Interest expense	(35,205)	(35,420)
Net income	7,588	29,714
Less: Net loss (income) attributable to noncontrolling interests	4,013	(2,791)
Net income attributable to common stockholders	$11,601	$26,923

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2021:

Twelve months ending March 31:	(In thousands)

2022	$630,718
2023	546,979
2024	440,711
2025	341,943
2026	256,296
Thereafter	586,451
Total future minimum base rentals(1)	$2,803,098
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2021 and 2020, no tenant accounted for more than 10% of our total revenues.  See Note 2 for the details of our charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

Geographic Risk

All of our properties, including the properties of our consolidated JVs and unconsolidated Fund, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

As of March 31, 2021, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2021, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Development and Other Contracts

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 500 apartments in phases over a number of years as the office space is vacated.

As of March 31, 2021, we had an aggregate remaining contractual commitment for these and other development projects of approximately $116.5 million. As of March 31, 2021, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $22.6 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Guarantees

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve- outs for our unconsolidated Fund's debt. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under the debt agreement. As of March 31, 2021, all of the obligations under the related debt agreement have been performed in accordance with the terms of the agreement.

The table below summarizes our Fund's debt as of March 31, 2021. The amounts reflect 100%, not our pro-rata share, of the amounts related to our Fund:

Fund(1)	Loan Maturity Date	Principal Balance (In Thousands)	Variable Interest Rate

Partnership X(2)(3)	3/1/2023	$104,750	LIBOR + 1.40%
___________________________________________________
(1)See Note 6 for more information regarding our unconsolidated Fund.
(2)Floating rate term loan, which is secured by two properties and requires monthly payments of interest only, with the outstanding principal due upon maturity.
(3)Loan agreement includes a zero-percent LIBOR floor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. Our results of operations were impacted by the COVID-19 pandemic and transactions during the respective period - see "Impacts of the COVID-19 Pandemic on our Business" and "Financings, Developments and Repositionings" further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2021, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,808	18,194
Leased rate	87.8%	87.7%
Occupancy rate	86.4%	86.3%

Multifamily
Properties	12	12
Units	4,325	4,325
Leased rate	99.6%	99.6%
Occupied rate	96.6%	96.6%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.6 million square feet, and through three consolidated JVs, we partially own 16 office properties totaling 4.2 million square feet and one residential property with 350 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about our unconsolidated Fund.
(3) As of March 31, 2021, we removed approximately 275,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments.

Revenues by Segment and Location

During the three months ended March 31, 2021, revenues from our Consolidated Portfolio were derived as follows:
____

Impacts of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. Our rent collections continue to be negatively impacted by the pandemic and our markets' very tenant-oriented lease enforcement moratoriums, which are considerably out of sync with other gateway markets. This quarter, rent collection, tenant utilization and leasing activity were similar to the fourth quarter of 2020.

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

We wrote off certain tenant receivables and deferred rent receivables, and we continued to experience a significant decrease in our parking revenues due to lower utilization during the pandemic. For the three months ended March 31, 2021, charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $1.8 million. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See "Revenue Recognition" in Note 2 to our consolidated financial statements in Item 1 of this Report. We don’t know how the COVID-19 pandemic will impact our future collections. During the three months ended March 31, 2021, we had lower variable expenses which partly offset the write-offs of tenant receivables and deferred rent receivables and the decrease in our parking revenues.

While our tenant retention was in-line with long-term averages, our total office portfolio leased percentage declined by 1% to 87.7% as new leasing volume remained below pre-Covid-19 levels. Our multifamily portfolio remains essentially fully leased at 99.6%.

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
•How leasing activity and occupancy will evolve, including after the pandemic ends.

On the capital front, construction is continuing on our two large multifamily development projects, although the projects may take a little longer under current conditions.

Overall, we expect the COVID-19 pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information of the risks to our business, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Financings, Developments and Repositionings

Financings

During the first quarter of 2021:
◦We paid down the principal balance of our unconsolidated Fund's term loan by $5.25 million from $110.0 million to $104.75 million. See "Off-Balance Sheet Arrangements" further below.
◦Interest rate swaps which hedged the $580.0 million term interest-only loan of one of our consolidated JV's expired and were replaced by forward swaps executed in 2020. This reduced the term-loan swap-fixed rate from 2.37% to 2.17%.

See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•Residential High-Rise Tower, Brentwood, California
In West Los Angeles, we are building a 34 story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to an existing office building and a 712 unit residential property, both of which we own. We expect the cost of the development to be approximately $180 million to $200 million, which does not include the cost of the land which we have owned since 1997. As part of the project, we are investing additional capital to build a one acre park on Wilshire Boulevard that will be available to the public and provide a valuable amenity to our surrounding properties and community. As of the date of this Report, construction has topped off at 34 stories and we currently expect to begin pre-leasing units after the summer and remain on schedule to begin moving in tenants in early 2022.
•1132 Bishop Street, Honolulu, Hawaii
In downtown Honolulu, we are converting a 25 story, 490 thousand square foot office tower into approximately 500 apartments. This project will help address the severe shortage of rental housing in Honolulu and revitalize the central business district. The conversion is occurring in phases over a number of years as the office space is vacated. We currently estimate the construction costs to be approximately $80 million to $100 million, although the inherent uncertainties of development are compounded by the multi-year and phased nature of the conversion and potential impacts from the COVID-19 pandemic. As of March 31, 2021, we had leased 163 units.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates for 2020 and 2021 were primarily impacted by the COVID-19 pandemic.

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Three Months Ended	Year Ended December 31,
	March 31, 2021	2020	2019	2018	2017

Average straight-line rental rate(1)(2)	$40.13	$45.26	$49.65	$48.77	$44.48
Annualized lease transaction costs(3)	$4.89	$5.11	$6.02	$5.80	$5.68

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
(3)Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties and leases for tenants relocated from space at the landlord's request.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Three Months Ended March 31, 2021

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$43.37	$39.41	(9.1)%
Straight-line Rent	$40.25	$40.13	(0.3)%

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

Multifamily Rental Rates

Our multifamily rental rates for 2020 and 2021 were adversely impacted by the COVID-19 pandemic.
The table below presents the average annual rental rate per leased unit for new tenants:

	Three Months Ended	Year Ended December 31,
	March 31, 2021	2020	2019	2018	2017

Average annual rental rate - new tenants(1)	$26,891	$28,416	$28,350	$27,542	$28,501

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

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2021 (new tenants and existing tenants undergoing annual rent review) was 6.3% lower than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our occupancy rates for 2020 and 2021 were adversely impacted by the COVID-19 pandemic.

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2021	2020	2019	2018	2017

Office portfolio	86.3%	87.4%	91.4%	90.3%	89.8%
Multifamily portfolio(2)	96.6%	94.2%	95.2%	97.0%	96.4%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	March 31, 2021	2020	2019	2018	2017

Office portfolio	86.9%	89.5%	90.7%	89.4%	89.5%
Multifamily portfolio(2)	95.4%	94.2%	96.5%	96.6%	97.2%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)The Occupancy Rate for our multifamily portfolio was impacted by our acquisition of The Glendon property in 2019, and new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of March 31, 2021, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2018, 2019, and 2020 with the same remaining duration as the leases for the labeled year had at March 31, 2021. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

Our comparison of results was primarily impacted by the COVID-19 pandemic.

	Three Months Ended March 31,		Favorable
	2021	2020	(Unfavorable)	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$168,179	$185,827	$(17,648)	(9.5)%	The decrease was primarily due to (i) a decrease in rental revenues due to lower collections and lower occupancy, and (ii) a decrease in tenant recoveries due to lower recoverable operating expenses.
Office parking and other income	$18,464	$34,062	$(15,598)	(45.8)%	The decrease was primarily due to a decrease in parking activity as a result of the COVID-19 pandemic.
Multifamily revenue	$29,652	$31,461	$(1,809)	(5.7)%	The decrease was primarily due to a decrease in rental revenues due to lower collections and a decrease in rental rates.

Operating expenses

Office rental expenses	$62,178	$69,664	$7,486	10.7%	The decrease was primarily due to a decrease in parking, janitorial and utility expenses, which were all due to lower tenant utilization. The decrease in parking, janitorial and utility expenses was partly offset by an increase in insurance expenses, which was due to higher insurance premiums.
Multifamily rental expenses	$9,311	$9,356	$45	0.5%	The decrease was primarily due to a decrease in legal expenses, partly offset by an increase in insurance expenses.
General and administrative expenses	$9,571	$10,335	$764	7.4%	The decrease was primarily due to a decrease in personnel expenses.
Depreciation and amortization	$92,797	$97,777	$4,980	5.1%	The expense was higher in the first quarter of 2020 due to accelerated depreciation for an office building in Honolulu that we are converting to a residential building.

Non-Operating Income and Expenses

Other income	$351	$1,989	$(1,638)	(82.4)%	The decrease was due to (i) a health club in Honolulu that we owned and operated and closed permanently in the fourth quarter of 2020 which had revenues of $1.3 million during the first quarter of 2020, and (ii) a decrease in interest income of $0.3 million.
Other expenses	$(163)	$(1,396)	$1,233	88.3%	The decrease was due to $1.2 million of expenses during the first quarter of 2020 for the health club in Honolulu that we closed.
Income from unconsolidated Fund	$167	$323	$(156)	(48.3)%	The decrease was due to a decrease in the net income of our Fund, which was primarily due to a decrease in rental revenues and parking income due to the COVID-19 pandemic.
Interest expense	$(35,205)	$(35,420)	$215	0.6%	The decrease was primarily due to an increase in capitalized interest related to the office building in Honolulu that we are converting to a residential building.

Non-GAAP Supplemental Financial Measure: FFO

Usefulness to Investors

We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify the impact of trends in occupancy rates, rental rates and operating costs from year to year, excluding impacts from changes in the value of our real estate, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income (loss) is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net income.

Our FFO comparison of results was primarily impacted by the COVID-19 pandemic.

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

For the three months ended March 31, 2021, FFO decreased by $21.9 million, or 19.6%, to $89.9 million, compared to $111.9 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in the operating income from our office portfolio (office revenues less office rental expenses). The decrease in the operating income from our office portfolio was primarily due to (i) lower rental revenues due to lower occupancy, lower collections, and write-offs of uncollectible receivables and deferred rent receivables, (ii) a decrease in tenant recoveries due to lower recoverable operating expenses, and (iii) a decrease in parking income due to lower parking activity, partly offset by savings in rental expenses, such as parking, janitorial and utility expenses, which were all due to a decrease in tenant utilization.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders computed in accordance with GAAP:

	Three Months Ended March 31,
(In thousands)	2021	2020

Net income attributable to common stockholders	$11,601	$26,923
Depreciation and amortization of real estate assets	92,797	97,777
Net (loss) income attributable to noncontrolling interests	(4,013)	2,791
Adjustments attributable to unconsolidated Fund(1)	708	654
Adjustments attributable to consolidated JVs(2)	(11,156)	(16,263)
FFO	$89,937	$111,882

_______________________________________________
(1)Adjusts for our share of our unconsolidated Fund's depreciation and amortization of real estate assets.
(2)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Non-GAAP Supplemental Financial Measure: Same Property NOI

Usefulness to Investors

We report Same Property NOI to facilitate a comparison of our operations between reported periods. Many investors use Same Property NOI to evaluate our operating performance and to compare our operating performance with other REITs, because it can reduce the impact of investing transactions on operating trends. Same Property NOI is a non-GAAP financial measure for which we believe that net income (loss) is the most directly comparable GAAP financial measure.  We report Same Property NOI because it is a widely recognized measure of the performance of equity REITs, and is used by some investors to identify trends in occupancy rates, rental rates and operating costs and to compare our operating performance with that of other REITs.  Same Property NOI has limitations as a measure of our performance because it excludes depreciation and amortization expense, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate Same Property NOI in the same manner. As a result, our Same Property NOI may not be comparable to the Same Property NOI of other REITs. Same Property NOI should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

Our Same Properties for 2021 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented include 100% (not our pro-rata share). Our Same Property comparison of results was adversely impacted by the COVID-19 pandemic.

	Three Months Ended March 31,		Favorable
	2021	2020	(Unfavorable)	%	Commentary
	(In thousands)

Office revenues	$184,353	$216,539	$(32,186)	(14.9)%	The decrease was primarily due to (i) a decrease in rental revenues due to lower collections and lower occupancy, (ii) a decrease in tenant recoveries due to lower recoverable operating expenses, and (iii) a decrease in parking income due to lower parking activity.
Office expenses	(60,535)	(67,596)	7,061	10.4%	The decrease was primarily due to a decrease in parking, janitorial and utility expenses, which were all due to lower tenant utilization. The decrease in parking, janitorial and utility expenses was partly offset by an increase in insurance expenses, which was due to higher insurance premiums.
Office NOI	123,818	148,943	(25,125)	(16.9)%

Multifamily revenues	24,944	26,714	(1,770)	(6.6)%	The decrease was primarily due to a decrease in rental revenues due to lower collections and a decrease in rental rates.
Multifamily expenses	(7,760)	(7,784)	24	0.3%	The decrease was primarily due to a decrease in legal expenses, partly offset by an increase in insurance expenses.
Multifamily NOI	17,184	18,930	(1,746)	(9.2)%

Total NOI	$141,002	$167,873	$(26,871)	(16.0)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders:

	Three Months Ended March 31,
(In thousands)	2021	2020
Same Property NOI	$141,002	$167,873
Non-comparable office revenues	2,290	3,350
Non-comparable office expenses	(1,643)	(2,068)
Non-comparable multifamily revenues	4,708	4,747
Non-comparable multifamily expenses	(1,551)	(1,572)
NOI	144,806	172,330
General and administrative expenses	(9,571)	(10,335)
Depreciation and amortization	(92,797)	(97,777)
Operating income	42,438	64,218
Other income	351	1,989
Other expenses	(163)	(1,396)
Income from unconsolidated Fund	167	323
Interest expense	(35,205)	(35,420)
Net income	7,588	29,714
Less: Net loss (income) attributable to noncontrolling interests	4,013	(2,791)
Net income attributable to common stockholders	$11,601	$26,923

Liquidity and Capital Resources

Short-term liquidity

During the three months ended March 31, 2021, we generated cash from operations of $125.0 million. As of March 31, 2021, we had $184.3 million of cash and cash equivalents, and we had a $105.0 million outstanding balance on our $400.0 million revolving credit facility. Our earliest debt maturity is February 28, 2023. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of March 31, 2021, approximately 41% of our total office portfolio is unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Unconsolidated Fund's Debt

Our Fund has its own secured non-recourse debt, and we have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan. Our Fund has agreed to indemnify us for any amounts that we would be required to pay under this agreement. As of March 31, 2021, all of the obligations under the respective loan agreement have been performed in accordance with the terms of the agreement. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt.

Cash Flows

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

	Three Months Ended March 31,		Increase (Decrease) In Cash
	2021	2020		%
	(In thousands)

Net cash provided by operating activities(1)	$125,044	$153,510	$(28,466)	(18.5)%
Net cash used in investing activities(2)	$(79,317)	$(64,785)	$(14,532)	(22.4)%
Net cash used in financing activities(3)	$(33,838)	$(67,712)	$33,874	50.0%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities was primarily due to the decrease in the operating income from our office portfolio (office revenues less office rental expenses). The decrease in the operating income from our office portfolio was primarily due to (i) lower rental revenues due to lower occupancy and lower collections, (ii) a decrease in tenant recoveries due to lower recoverable operating expenses, and (iii) a decrease in parking income due to lower parking activity, partly offset by savings in rental expenses, such as parking, janitorial and utility expenses, which were all due to a decrease in tenant utilization.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities was primarily due to an increase in capital expenditures for developments of $29.3 million, partly offset by a decrease in capital expenditures for improvements to real estate of $8.2 million, and $6.6 million paid for an additional interest in our unconsolidated Fund in the first quarter of 2020.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities was primarily due to an increase in net borrowings of $30.0 million and a decrease in distributions paid to noncontrolling interests of $4.6 million.

Critical Accounting Policies

We have not made any changes to our critical accounting policies disclosed in our 2020 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use interest rate swaps to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and interest rate swaps. As of March 31, 2021, except for our revolving credit facility, we had no outstanding floating rate consolidated debt that was unhedged.

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

The administrator of LIBOR has proposed stopping publication of the one-week and two-month USD-LIBOR settings after December 31, 2021, and the remaining USD LIBOR settings (i.e., the overnight and the one- , three-, six- and 12- month settings) after June 30, 2023. After the announcement, the FCA, FRB and other regulators issued statements encouraging banks to cease entering into new contracts referencing USD-LIBOR as soon as practicable, but no later than December 31, 2021, to facilitate an orderly transition from USD-LIBOR.

Our floating rate borrowings and interest rate swaps are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks in connection with transitioning contracts to a new alternative rate - which include: (i) loan interest payments, (ii) amounts received and paid on interest rate swaps, and (iii) the value of loans or derivative instruments. While we currently expect USD-LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that USD-LIBOR will become unavailable prior to that time. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and potentially magnified.

Item 4.  Controls and Procedures

As of March 31, 2021, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

DOUGLAS EMMETT, INC.

Date:	May 7, 2021	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 7, 2021	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO