Form 10-Q
period 2021-09-30
Douglas Emmett Inc
filed 2021-11-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 29, 2021
Common Stock, $0.01 par value per share	175,485,780	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2021	December 31, 2020

	Unaudited	Audited
Assets
Investment in real estate, gross	$11,845,398	$11,678,638
Less: accumulated depreciation and amortization	(3,034,696)	(2,816,193)
Investment in real estate, net	8,810,702	8,862,445
Ground lease right-of-use asset	7,467	7,472
Cash and cash equivalents	350,494	172,385
Tenant receivables	12,986	18,226
Deferred rent receivables	116,416	116,199
Acquired lease intangible assets, net	4,389	5,141
Interest rate contract assets	1,157	—
Investment in unconsolidated Fund	46,745	47,374
Other assets	32,531	21,583
Total Assets	$9,382,887	$9,250,825

Liabilities
Secured notes payable and revolving credit facility, net	$5,012,291	$4,744,967
Ground lease liability	10,864	10,871
Interest payable, accounts payable and deferred revenue	161,287	144,344
Security deposits	53,827	56,247
Acquired lease intangible liabilities, net	26,803	35,223
Interest rate contract liabilities	113,976	214,016
Dividends payable	49,145	49,138
Total liabilities	5,428,193	5,254,806

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,485,780 and 175,463,887 outstanding at September 30, 2021 and December 31, 2020, respectively	1,755	1,755
Additional paid-in capital	3,488,188	3,487,887
Accumulated other comprehensive loss	(79,539)	(148,035)
Accumulated deficit	(1,005,977)	(904,516)
Total Douglas Emmett, Inc. stockholders' equity	2,404,427	2,437,091
Noncontrolling interests	1,550,267	1,558,928
Total equity	3,954,694	3,996,019
Total Liabilities and Equity	$9,382,887	$9,250,825

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Office rental
Rental revenues and tenant recoveries	$181,455	$169,571	$523,391	$514,211
Parking and other income	22,401	19,324	59,034	71,562
Total office revenues	203,856	188,895	582,425	585,773

Multifamily rental
Rental revenues	29,878	25,727	84,933	80,685
Parking and other income	4,510	2,365	12,187	9,675
Total multifamily revenues	34,388	28,092	97,120	90,360

Total revenues	238,244	216,987	679,545	676,133

Operating Expenses
Office expenses	70,026	68,956	195,745	198,921
Multifamily expenses	9,666	9,313	28,228	27,525
General and administrative expenses	11,435	9,469	30,564	29,667
Depreciation and amortization	93,104	94,952	279,801	291,494
Total operating expenses	184,231	182,690	534,338	547,607

Other income	498	654	2,178	2,968
Other expenses	(147)	(788)	(764)	(2,662)
Income from unconsolidated Fund	260	145	713	328
Interest expense	(38,878)	(36,167)	(110,018)	(106,777)
Net income (loss)	15,746	(1,859)	37,316	22,383
Less: Net loss attributable to noncontrolling interests	2,395	5,632	8,623	10,343
Net income attributable to common stockholders	$18,141	$3,773	$45,939	$32,726

Net income per common share – basic and diluted	$0.10	$0.02	$0.26	$0.18

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$15,746	$(1,859)	$37,316	$22,383
Other comprehensive income (loss): cash flow hedges	19,585	17,060	100,451	(211,194)
Comprehensive income (loss)	35,331	15,201	137,767	(188,811)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,384)	452	(23,332)	71,408
Comprehensive income (loss) attributable to common stockholders	$31,947	$15,653	$114,435	$(117,403)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020

Shares of Common Stock	Beginning balance	175,471	175,375	175,464	175,370
	Exchange of OP Units for common stock	15	—	22	5
	Ending balance	175,486	175,375	175,486	175,375

Common Stock	Beginning balance	$1,755	$1,754	$1,755	$1,754
	Ending balance	$1,755	$1,754	$1,755	$1,754

Additional Paid-in Capital	Beginning balance	$3,487,950	$3,486,442	$3,487,887	$3,486,356
	Exchange of OP Units for common stock	243	—	354	90
	Repurchase of OP Units with cash	(5)	—	(53)	(4)
	Ending balance	$3,488,188	$3,486,442	$3,488,188	$3,486,442

AOCI	Beginning balance	$(93,345)	$(179,471)	$(148,035)	$(17,462)
	Cash flow hedge adjustments	13,806	11,880	68,496	(150,129)
	Ending balance	$(79,539)	$(167,591)	$(79,539)	$(167,591)

Accumulated Deficit	Beginning balance	$(974,982)	$(827,748)	$(904,516)	$(758,576)
	Net income attributable to common stockholders	18,141	3,773	45,939	32,726
	Dividends	(49,136)	(49,105)	(147,400)	(147,230)
	Ending balance	$(1,005,977)	$(873,080)	$(1,005,977)	$(873,080)

Noncontrolling Interests	Beginning balance	$1,557,754	$1,563,362	$1,558,928	$1,658,862
	Net loss attributable to noncontrolling interests	(2,395)	(5,632)	(8,623)	(10,343)
	Cash flow hedge adjustments	5,779	5,180	31,955	(61,065)
	Distributions	(13,719)	(13,430)	(41,188)	(45,244)
	Exchange of OP Units for common stock	(243)	—	(354)	(90)
	Repurchase of OP Units with cash	(5)	—	(62)	(3)
	Stock-based compensation	3,096	3,363	9,611	10,726
	Ending balance	$1,550,267	$1,552,843	$1,550,267	$1,552,843

Total Equity	Beginning balance	$3,979,132	$4,044,339	$3,996,019	$4,370,934
	Net income (loss)	15,746	(1,859)	37,316	22,383
	Cash flow hedge adjustments	19,585	17,060	100,451	(211,194)
	Repurchase of OP Units with cash	(10)	—	(115)	(7)
	Dividends	(49,136)	(49,105)	(147,400)	(147,230)
	Distributions	(13,719)	(13,430)	(41,188)	(45,244)
	Stock-based compensation	3,096	3,363	9,611	10,726
	Ending balance	$3,954,694	$4,000,368	$3,954,694	$4,000,368

	Dividends declared per common share	$0.28	$0.28	$0.84	$0.84

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$37,316	$22,383
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(713)	(328)
Depreciation and amortization	279,801	291,494
Net accretion of acquired lease intangibles	(7,668)	(12,536)
Straight-line rent	(217)	18,061
Loan premium amortized and written off	(344)	(2,158)
Deferred loan costs amortized and written off	8,131	5,813
Amortization of stock-based compensation	7,358	8,364
Operating distributions from unconsolidated Fund	709	394
Change in working capital components:
Tenant receivables	5,240	(12,180)
Interest payable, accounts payable and deferred revenue	23,810	37,360
Security deposits	(2,420)	(3,555)
Other assets	(11,421)	3,617
Net cash provided by operating activities	339,582	356,729

Investing Activities
Capital expenditures for improvements to real estate	(83,863)	(105,583)
Capital expenditures for developments	(152,204)	(94,019)
Insurance recoveries for damage to real estate	2,895	4,015
Acquisition of additional interests in unconsolidated Fund	—	(6,591)
Capital distributions from unconsolidated Fund	779	884
Net cash used in investing activities	(232,393)	(201,294)

Financing Activities
Proceeds from borrowings	1,045,000	589,000
Repayment of borrowings	(775,587)	(499,561)
Loan cost payments	(9,828)	(3,839)
Distributions paid to noncontrolling interests	(41,188)	(45,244)
Dividends paid to common stockholders	(147,393)	(147,228)
Repurchase of OP Units	(115)	(7)
Net cash provided by (used in) financing activities	70,889	(106,879)

Increase in cash and cash equivalents and restricted cash	178,078	48,556
Cash and cash equivalents and restricted cash - beginning balance	172,517	153,804
Cash and cash equivalents and restricted cash - ending balance	$350,595	$202,360

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	Nine Months Ended September 30,
	2021	2020

Cash and cash equivalents - ending balance	$350,494	$202,166
Restricted cash - ending balance	101	194
Cash and cash equivalents and restricted cash - ending balance	$350,595	$202,360

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Cash paid for interest, net of capitalized interest	$102,152	$103,117
Capitalized interest paid	$6,177	$3,256

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$27,718	$46,428
Capitalized stock-based compensation for improvements to real estate and developments	$2,253	$2,362
Removal of fully depreciated and amortized tenant improvements and lease intangibles	$61,304	$48,208
Removal of fully amortized acquired lease intangible assets	$200	$271
Removal of fully accreted acquired lease intangible liabilities	$19,443	$6,659

Non-cash Financing Transactions
Gain (loss) recorded in AOCI - consolidated derivatives	$44,262	$(242,115)
Gain (loss) recorded in AOCI - unconsolidated Fund's derivatives (our share)	$192	$(407)
Dividends declared	$147,400	$147,230
Exchange of OP Units for common stock	$354	$90

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
At September 30, 2021, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,355 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at September 30, 2021, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2021, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities, including $3.41 billion of consolidated debt. See Note 8. We also consolidate three JVs. As of September 30, 2021, these consolidated entities had aggregate total consolidated assets of $9.38 billion (of which $8.81 billion related to investment in real estate), aggregate total consolidated liabilities of $5.43 billion (of which $5.01 billion related to debt), and aggregate total consolidated equity of $3.95 billion (of which $1.55 billion related to noncontrolling interests).

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

Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by:
•$0.3 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and
•$2.8 million and $38.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Office parking revenues were:
• $19.0 million and $15.6 million for the three months ended September 30, 2021, and 2020, respectively, and
• $50.1 million and $60.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Office parking receivables, which are included in Tenant receivables in our consolidated balance sheets, were:
• $0.8 million as of September 30, 2021, and
• $0.6 million as of December 31, 2020.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	September 30, 2021	December 31, 2020

Land	$1,150,821	$1,150,821
Buildings and improvements	9,404,434	9,344,653
Tenant improvements and lease intangibles	934,333	928,867
Property under development	355,810	254,297
Investment in real estate, gross	$11,845,398	$11,678,638

Acquisitions and Dispositions

During the nine months ended September 30, 2021, we did not purchase or sell any properties.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of September 30, 2021, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was:
• $183 thousand for each of the three month periods ended September 30, 2021 and 2020, and
• $548 thousand for each of the the nine month periods ended September 30, 2021 and 2020.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2021:

Twelve months ending September 30:	(In thousands)

2022	$733
2023	733
2024	733
2025	733
2026	733
Thereafter	44,162
Total future minimum lease payments	$47,827

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2021	December 31, 2020

Above-market tenant leases	$6,649	$6,848
Above-market tenant leases - accumulated amortization	(3,158)	(2,618)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(254)	(241)
Acquired lease intangible assets, net	$4,389	$5,141

Below-market tenant leases	$62,490	$81,934
Below-market tenant leases - accumulated accretion	(35,687)	(46,711)
Acquired lease intangible liabilities, net	$26,803	$35,223

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$2,168	$3,970	$7,681	$12,549
Amortization of an above-market ground lease asset(2)	(5)	(5)	(13)	(13)
Total	$2,163	$3,965	$7,668	$12,536
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of September 30, 2021 and 2020, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. We purchased an additional interest of 3.6% in Partnership X for $6.6 million during the nine months ended September 30, 2020.
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

	Nine Months Ended September 30,
(In thousands)	2021	2020

Operating distributions received	$709	$394
Capital distributions received	779	884
Total distributions received	$1,488	$1,278

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to Partnership X, and are based upon historical acquired book value:

(In thousands)	September 30, 2021	December 31, 2020

Total assets	$138,457	$133,617
Total liabilities	$117,274	$112,706
Total equity	$21,183	$20,911

	Nine Months Ended September 30,
(In thousands)	2021	2020

Total revenues	$12,643	$11,681
Operating income	$3,508	$2,724
Net income	$1,801	$701

7. Other Assets

(In thousands)	September 30, 2021	December 31, 2020

Restricted cash	$101	$132
Prepaid expenses	24,715	13,774
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,214	2,358
Other	3,513	3,331
Total other assets	$32,531	$21,583

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2021	Principal Balance as of December 31, 2020	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	1/1/2024	$300,000	$300,000	LIBOR + 1.55%	3.46%	1/1/2022
Term loan(3)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)(4)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(3)(5)	5/18/2028	300,000	—	LIBOR + 1.40%	2.21%	6/1/2026
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(6)	6/1/2038	29,525	30,112	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	—	75,000	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,411,925	3,187,512

Consolidated JVs
Term loan(8)		—	580,000
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(9)	5/15/2027	450,000	450,000	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)(8)	8/19/2028	625,000	—	LIBOR + 1.35%	2.12%	6/1/2025
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(10)		5,046,925	4,777,512
Unamortized loan premium, net(11)		4,123	4,467
Unamortized deferred loan costs, net(12)		(38,757)	(37,012)
Total Consolidated Debt, net		$5,012,291	$4,744,967
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
(2)Effective rate as of September 30, 2021. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees. See Note 10 for details of our interest rate swaps. See below for details of our loan costs.
(3)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(4)The effective rate increased from 2.18% to 2.31% on July 1, 2021 due to the expiration of prior swaps.
(5)We closed this loan during the second quarter of 2021.
(6)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(8)During the third quarter of 2021, we paid off a $580.0 million loan and closed a new $625.0 million loan.
(9)The effective rate will decrease to 2.26% on July 1, 2022.
(10)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(11)Balances are net of accumulated amortization of $3.1 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively.
(12)Balances are net of accumulated amortization of $44.4 million and $38.3 million at September 30, 2021 and December 31, 2020, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2021	Principal Balance as of December 31, 2020

Aggregate swapped to fixed rate loans	$5,017,400	$4,672,400
Aggregate fixed rate loans	29,525	30,112
Aggregate floating rate loans	—	75,000
Total Debt	$5,046,925	$4,777,512
The table below summarizes certain consolidated debt statistics as of September 30, 2021:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$5.05
Weighted average remaining life (including extension options)	5.4 years
Weighted average remaining fixed interest period	3.0 years
Weighted average annual interest rate	2.94%

Future Principal Payments

At September 30, 2021, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending September 30:	Including Maturity Extension Options(1)

(In thousands)

2022	$814
2023	852
2024	300,891
2025	838,333
2026	1,015,976
Thereafter	2,890,059
Total future principal payments	$5,046,925
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Loan premium amortized and written off	$(116)	$(116)	$(344)	$(2,158)
Deferred loan costs amortized and written off	3,939	2,022	8,131	5,813
Loan costs expensed	173	24	208	989
Total	$3,996	$1,930	$7,995	$4,644

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2021	December 31, 2020

Interest payable	$12,278	$12,199
Accounts payable and accrued liabilities	106,943	81,595
Deferred revenue	42,066	50,550
Total interest payable, accounts payable and deferred revenue	$161,287	$144,344

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

Derivative Summary

As of September 30, 2021, our interest rate swaps, which include the interest rate swaps of our consolidated JVs, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	36	$5,017,400
Unconsolidated Fund's derivatives(3)(4)(5)(6)	2	$115,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes two swaps with a combined initial notional amount of $50.0 million, which will increase to $450.0 million on July 1, 2022 to replace existing swaps when they expire.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 13 for our derivative fair value disclosures.
(6)The swaps are effective on October 1, 2021.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of September 30, 2021, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2021	December 31, 2020

Consolidated derivatives(1)	$122,305	$225,166
Partnership X's derivative(2)	$—	$208
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2021	December 31, 2020

Consolidated derivatives(1)	$976	$—
Unconsolidated Fund's derivatives(2)	$592	$—
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2021	2020
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$44,262	$(242,115)
Losses reclassified from AOCI to Interest Expense(1)	$55,951	$31,293
Interest Expense presented in the consolidated statements of operations	$(110,018)	$(106,777)
Unconsolidated Fund's derivative (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$192	$(407)
Losses reclassified from AOCI to Income from unconsolidated Fund(1)	$46	$35
Income from unconsolidated Fund presented in the consolidated statements of operations	$713	$328
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

Future Reclassifications from AOCI

At September 30, 2021, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(67,187)
Unconsolidated Fund's derivative (our share)(1):
Losses to be reclassified from AOCI to Income from unconsolidated Fund	$(278)
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11.  Equity

Transactions

During the Nine Months Ended September 30, 2021
•We acquired 22 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 3,847 OP Units for $115 thousand in cash.

During the Nine Months Ended September 30, 2020
•We acquired 5 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 150 OP Units for $7 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of September 30, 2021, noncontrolling interests in our Operating Partnership owned 30.1 million OP Units and fully-vested LTIP Units, which represented approximately 15% of our Operating Partnership's total outstanding interests, and we owned 175.5 million OP Units (to match our 175.5 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2021	2020

Net income attributable to common stockholders	$45,939	$32,726

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	354	90
Repurchase of OP Units from noncontrolling interests	(53)	(4)
Net transfers from noncontrolling interests	301	86

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$46,240	$32,812

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2021	2020

Beginning balance	$(148,035)	$(17,462)
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	44,262	(242,115)
Reclassification of losses from AOCI to Interest Expense	55,951	31,293
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	192	(407)
Reclassification of losses from AOCI to Income from unconsolidated Fund	46	35
Net current period OCI	100,451	(211,194)
OCI attributable to noncontrolling interests	(31,955)	61,065
OCI attributable to common stockholders	68,496	(150,129)

Ending balance	$(79,539)	$(167,591)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Stock-based compensation expense, net	$2,317	$2,611	$7,358	$8,364
Capitalized stock-based compensation	$779	$752	$2,253	$2,362

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (In thousands):
Net income attributable to common stockholders	$18,141	$3,773	$45,939	$32,726
Allocation to participating securities: Unvested LTIP Units	(212)	(192)	(645)	(606)
Net income attributable to common stockholders - basic and diluted	$17,929	$3,581	$45,294	$32,120

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,480	175,375	175,472	175,374

Net income per common share - basic and diluted	$0.10	$0.02	$0.26	$0.18
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

OP Units	28,630	28,293	28,343	28,293
Vested LTIP Units	1,454	817	1,735	808

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

As of September 30, 2021, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2021	December 31, 2020

Fair value	$5,013,475	$4,719,462
Carrying value	$5,051,048	$4,706,979

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

(In thousands)	September 30, 2021	December 31, 2020

Fair value	$8,556	$11,865
Carrying value	$10,864	$10,871

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

(In thousands)	September 30, 2021	December 31, 2020
Derivative Assets:
Fair value - consolidated derivatives(1)	$1,157	$—
Fair value - unconsolidated Fund's derivatives(2)	$591	$—

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$113,976	$214,016
Fair value - unconsolidated Fund's derivatives(2)	$—	$137
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Office Segment
Total office revenues	$203,856	$188,895	$582,425	$585,773
Office expenses	(70,026)	(68,956)	(195,745)	(198,921)
Office segment profit	133,830	119,939	386,680	386,852

Multifamily Segment
Total multifamily revenues	34,388	28,092	97,120	90,360
Multifamily expenses	(9,666)	(9,313)	(28,228)	(27,525)
Multifamily segment profit	24,722	18,779	68,892	62,835

Total profit from all segments	$158,552	$138,718	$455,572	$449,687

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total profit from all segments	$158,552	$138,718	$455,572	$449,687
General and administrative expenses	(11,435)	(9,469)	(30,564)	(29,667)
Depreciation and amortization	(93,104)	(94,952)	(279,801)	(291,494)
Other income	498	654	2,178	2,968
Other expenses	(147)	(788)	(764)	(2,662)
Income from unconsolidated Fund	260	145	713	328
Interest expense	(38,878)	(36,167)	(110,018)	(106,777)
Net income (loss)	15,746	(1,859)	37,316	22,383
Less: Net loss attributable to noncontrolling interests	2,395	5,632	8,623	10,343
Net income attributable to common stockholders	$18,141	$3,773	$45,939	$32,726

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at September 30, 2021:

Twelve months ending September 30:	(In thousands)

2022	$631,817
2023	538,989
2024	434,167
2025	330,011
2026	245,465
Thereafter	664,187
Total future minimum base rentals(1)	$2,844,636
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2021 and 2020, no tenant accounted for more than 10% of our total revenues.  See Note 2 for the details of our charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

As of September 30, 2021, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of September 30, 2021, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 490,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of September 30, 2021, we had an aggregate remaining contractual commitment for these and other development projects of approximately $97.2 million.

Other Contractual Commitments

As of September 30, 2021, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $21.5 million.

Guarantees

Our unconsolidated Fund, Partnership X, has a $115.0 million floating-rate term loan that matures on September 14, 2028. Starting on October 1, 2021, the loan carries interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.19% until October 1, 2026 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by two properties.

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swap. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2021, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swap were $4.9 million.

As of September 30, 2021, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the nine months ended September 30, 2021, our results of operations were impacted by the COVID-19 pandemic and transactions - see "Impacts of the COVID-19 Pandemic on our Business" and "Financings, Developments and Repositionings" further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2021, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,803	18,189
Leased rate	87.6%	87.6%
Occupancy rate	85.1%	85.0%

Multifamily
Properties	12	12
Units	4,355	4,355
Leased rate	99.3%	99.3%
Occupied rate	97.8%	97.8%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.6 million square feet and 11 residential properties with 4,005 apartments. Through three consolidated JVs, we partially own 16 office properties totaling 4.2 million square feet and one residential property with 350 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel (the land parcels are not included in the number of Class A Properties).
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of September 30, 2021, we removed approximately 281,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Financings, Developments and Repositionings" further below.

Revenues by Segment and Location

During the nine months ended September 30, 2021, revenues from our Consolidated Portfolio were derived as follows:
____

Impacts of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. While improving, our rent collections continue to be negatively impacted by the pandemic and our markets' very tenant-oriented lease enforcement moratoriums, portions of which have been extended and generally prohibit landlords not only from evicting tenants but also allow tenants to pay back the deferred rent over a certain period. These protections remain considerably out of sync with other gateway markets.

Our results of operations for the three and nine months ended September 30, 2021 generally compare favorably with the three and nine months ended September 30, 2020, respectively, due to the gradual recovery, an increase in tenant recoveries, and better collections and lower write-offs of uncollectible receivables. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by:
•$0.3 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and
•$2.8 million and $38.5 million for the nine months ended September 30, 2021 and 2020, respectively.
If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See "Revenue Recognition" in Note 2 to our consolidated financial statements in Item 1 of this Report. It is unclear how the COVID-19 pandemic will impact our future collections.

During the third quarter, we signed 242 office leases for approximately 819,000 square feet. Our office leased rate increased by 30 basis points to 87.6%, and our office occupancy rate increased by 20 basis points to 85.0%. Comparing the office leases we signed during the third quarter to the expiring leases for the same space, straight-line rents increased by 3.9% and cash rents decreased by 6.1%. Our multifamily portfolio remains essentially fully leased at 99.3%.

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

Financings, Developments and Repositionings

Financings

During the first quarter of 2021:
•We paid down the principal balance of our unconsolidated Fund's term loan by $5.25 million from $110.0 million to $104.75 million. The loan was subsequently paid off in the third quarter of 2021 - see below.
•Interest rate swaps which hedged a $580.0 million interest-only term loan for one of our consolidated JV's expired and were replaced by forward swaps executed in 2020. This reduced the term-loan swap-fixed interest rate from 2.37% to 2.17%. The loan was subsequently paid off in the third quarter of 2021 - see below.

During the second quarter of 2021:
•We closed a secured, non-recourse $300.0 million interest-only term loan scheduled to mature in May 2028. The loan bears interest at LIBOR + 1.40% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.21% until June 2026 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by three of our wholly-owned office properties that were previously unencumbered. We used $175.0 million of the proceeds to pay off our revolving credit facility balance.

During the third quarter of 2021:
•We closed a secured, non-recourse $625.0 million interest-only term loan for one of our consolidated JVs. The loan is scheduled to mature in August 2028. The loan bears interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.12% until June 2025 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by the JV's four properties. We used $580.0 million of the proceeds to pay off a loan that was secured by the same properties.
•We closed a secured, non-recourse $115.0 million interest-only term loan for our unconsolidated Fund. The loan is scheduled to mature in September 2028. Starting on October 1, 2021, the loan bears interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.19% until October 2026 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by the Fund's two properties. We used $104.75 million of the proceeds to pay off the Fund's term loan that was secured by the same properties. We have made certain guarantees related to the loan and the swaps - see "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report.

See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•Residential High-Rise Tower, Brentwood, California - "The Landmark"
In West Los Angeles, we are nearing completion of a 34-story high-rise apartment building with 376 apartments. The tower is being built on a site that is directly adjacent to a 394 thousand square foot office building, a one acre park, and a 712 unit residential property, all of which we own.
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 490 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space.
As of September 30, 2021, we had delivered and leased approximately forty-percent of the planned units. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain. In select cases, we may relocate tenants to our other office buildings in Honolulu, although we do not have enough vacancy to accommodate all of them.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates for 2020 and the nine months ended September 30, 2021 were adversely impacted by the COVID-19 pandemic, although these declines were partly offset by lower tenant improvements.

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Nine Months Ended	Year Ended December 31,
	September 30, 2021	2020	2019	2018	2017

Average straight-line rental rate(1)(2)	$44.47	$45.26	$49.65	$48.77	$44.48
Annualized lease transaction costs(3)	$4.79	$5.11	$6.02	$5.80	$5.68

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Nine Months Ended September 30, 2021

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$46.25	$42.95	(7.1)%
Straight-line Rent	$42.15	$44.47	5.5%

___________________________________________________
(1)Represents the average annual initial stabilized cash and straight-line rents per square foot on new and renewed leases signed during the period compared to the prior leases for the same space. Excludes leases with a term of twelve months or less, leases where the prior lease was terminated more than a year before signing of the new lease, leases for tenants relocated at the landlord's request, leases in acquired buildings where we believe the information about the prior agreement is incomplete or where we believe the base rent reflects other off-market inducements to the tenant, and other non-comparable leases.
(2)Our office rent roll can fluctuate from period to period as a result of changes in our submarkets, buildings and term of the expiring leases, making these metrics difficult to predict.

Multifamily Rental Rates

Our multifamily rental rates in 2020 and the nine months ended September 30, 2021 were impacted by the COVID-19 pandemic.
The table below presents the average annual rental rate per leased unit for new tenants:

	Nine Months Ended	Year Ended December 31,
	September 30, 2021	2020	2019	2018	2017

Average annual rental rate - new tenants(1)	$29,912	$28,416	$28,350	$27,542	$28,501

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example: (i) the average for 2018 decreased from 2017 because we added a significant number of units at our Moanalua Hillside Apartments development in Honolulu, where the rental rates are lower than the average in our portfolio, (ii) the average for 2019 increased from 2018 because we acquired The Glendon where higher rental rates offset the effect of adding additional units at our Moanalua Hillside Apartments development, and (iii) the average for the nine months ended September 30, 2021 increased from 2020 because we added a significant number of units at our Bishop Place development in Honolulu, where the rental rates are higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2021 (new tenants and existing tenants undergoing annual rent review) was 0.9% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our office occupancy rates for 2020 and the nine months ended September 30, 2021 were adversely impacted by the COVID-19 pandemic. Our multifamily occupancy rates for 2020 were adversely impacted by the COVID-19 pandemic but have improved in the nine months ended September 30, 2021.

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2021	2020	2019	2018	2017

Office portfolio	85.0%	87.4%	91.4%	90.3%	89.8%
Multifamily portfolio(2)	97.8%	94.2%	95.2%	97.0%	96.4%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	September 30, 2021	2020	2019	2018	2017

Office portfolio	85.9%	89.5%	90.7%	89.4%	89.5%
Multifamily portfolio(2)	96.5%	94.2%	96.5%	96.6%	97.2%

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

Office Lease Expirations

As of September 30, 2021, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2018, 2019, and 2020 with the same remaining duration as the leases for the labeled year had at September 30, 2021. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of three months ended September 30, 2021 to three months ended September 30, 2020
Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, an increase in tenant recoveries, and better collections and lower write-offs of uncollectible receivables.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$181,455	$169,571	$11,884	7.0%	The increase was primarily due to: (i) an increase in tenant recoveries, and (ii) better collections and a decrease in write-offs of uncollectible receivables. This was partly offset by: (i) a decrease in rental revenues due to a decrease in occupancy and (ii) lower accretion from below-market leases.
Office parking and other income	$22,401	$19,324	$3,077	15.9%	The increase was primarily due to an increase in parking income, due to an increase in parking activity.
Multifamily revenue	$34,388	$28,092	$6,296	22.4%	The increase was primarily due to an increase in rental revenues due to: (i) an increase in occupancy and better collections, and (ii) new units at our Bishop Place development project in Hawaii.

Operating expenses

Office rental expenses	$70,026	$68,956	$(1,070)	(1.6)%	The increase was primarily due to an increase in insurance expense, janitorial expenses and property taxes, partly offset by a decrease in advocacy expenses.
Multifamily rental expenses	$9,666	$9,313	$(353)	(3.8)%	The increase was primarily due to an increase in utility expenses, insurance expense, and rental expenses from our new units at our Bishop Place development project in Hawaii.
General and administrative expenses	$11,435	$9,469	$(1,966)	(20.8)%	The increase was primarily due to an increase in legal expenses, partly offset by a decrease in personnel expenses.
Depreciation and amortization	$93,104	$94,952	$1,848	1.9%	The decrease was due to accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii.
Non-Operating Income and Expenses

Other income	$498	$654	$(156)	(23.9)%	The decrease was primarily due to revenues during the comparable period from a health club in Honolulu that we closed permanently in the fourth quarter of 2020.
Other expenses	$(147)	$(788)	$641	81.3%	The decrease was primarily due to expenses during the comparable period from a health club in Honolulu that we closed permanently in the fourth quarter of 2020.
Income from unconsolidated Fund	$260	$145	$115	79.3%	The increase was due to an increase in the net income of Partnership X, which was primarily due to an increase in tenant recoveries and parking income.
Interest expense	$(38,878)	$(36,167)	$(2,711)	(7.5)%	The increase was primarily due to an increase in debt and loan costs.

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

Our results in both periods were adversely impacted by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, an increase in tenant recoveries, better collections and lower write-offs of uncollectible receivables. The first three months of the comparable period results were largely unaffected by the COVID-19 pandemic.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$523,391	$514,211	$9,180	1.8%	The increase was primarily due to: (i) better collections and a decrease in write-offs of uncollectible receivables, and (ii) an increase in tenant recoveries. This was partly offset by: (i) a decrease in rental revenues due to a decrease in occupancy, (ii) lower accretion from below-market leases, (iii) lower revenues at our Bishop Place development project in Hawaii, which is being converted to residential and (iv) lower revenues due to an office building we sold in Hawaii in the fourth quarter of 2020.
Office parking and other income	$59,034	$71,562	$(12,528)	(17.5)%	The decrease was primarily due to a decrease in parking income, due to a decrease in parking activity.
Multifamily revenue	$97,120	$90,360	$6,760	7.5%	The increase was primarily due to rental revenues from new units at our Bishop Place development project in Hawaii and higher occupancy and better collections at our other properties.

Operating expenses

Office rental expenses	$195,745	$198,921	$3,176	1.6%	The decrease was primarily due to: (i) a decrease in parking, janitorial and utility expenses, which were all due to lower tenant utilization, (ii) a decrease in personnel and advocacy expenses, and (iii) lower expenses due to an office building we sold in Hawaii in the fourth quarter of 2020. The decrease in those expenses was partly offset by an increase in insurance expense and property taxes.
Multifamily rental expenses	$28,228	$27,525	$(703)	(2.6)%	The increase was primarily due to: (i) an increase in insurance expense, property taxes and utility expenses and (ii) rental expenses from our new units at our Bishop Place development project in Hawaii. The increase in those expenses was partly offset by a decrease in personnel expenses, repairs and maintenance expenses and scheduled services expenses.
General and administrative expenses	$30,564	$29,667	$(897)	(3.0)%	The increase was primarily due to an increase in legal expenses, partly offset by a decrease in personnel expenses.
Depreciation and amortization	$279,801	$291,494	$11,693	4.0%	The decrease was due to accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$2,178	$2,968	$(790)	(26.6)%	The decrease was primarily due to revenues in the comparable period from a health club in Honolulu that we closed permanently in the fourth quarter of 2020, partly offset by recoveries of transaction fees.
Other expenses	$(764)	$(2,662)	$1,898	71.3%	The decrease was primarily due to expenses during the comparable period for the health club in Honolulu that we closed, partly offset by higher transaction expenses in the current period.
Income from unconsolidated Fund	$713	$328	$385	117.4%	The increase was due to an increase in the net income of Partnership X, which was primarily due to better collections and lower write-offs of uncollectible receivables.
Interest expense	$(110,018)	$(106,777)	$(3,241)	(3.0)%	The increase was primarily due to: (i) an increase in debt, (ii) higher loan costs and (iii) lower debt premium accretion, partly offset by an increase in interest capitalized related to development activity.

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

Comparison of three months ended September 30, 2021 to three months ended September 30, 2020

For the three months ended September 30, 2021, FFO increased by $15.8 million, or 19.0%, to $98.5 million, compared to $82.8 million for the three months ended September 30, 2020. The increase was primarily due to (i) an increase in revenues from our office portfolio due to better collections and lower write-offs of uncollectible receivables and an increase in tenant recoveries, and (ii) an increase in revenues from our multifamily portfolio due to higher occupancy and better collections.

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

For the nine months ended September 30, 2021, FFO increased by $5.9 million, or 2.1%, to $285.0 million, compared to $279.0 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in revenues from our multifamily portfolio due to higher occupancy and better collections.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Net income attributable to common stockholders	$18,141	$3,773	$45,939	$32,726
Depreciation and amortization of real estate assets	93,104	94,952	279,801	291,494
Net loss attributable to noncontrolling interests	(2,395)	(5,632)	(8,623)	(10,343)
Adjustments attributable to unconsolidated Fund(1)	695	690	2,095	2,040
Adjustments attributable to consolidated JVs(2)	(11,029)	(11,030)	(34,246)	(36,874)
FFO	$98,516	$82,753	$284,966	$279,043

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

Comparison of three months ended September 30, 2021 to three months ended September 30, 2020

Our Same Properties for 2021 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented reflect 100% (not our pro-rata share).

Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, an increase in tenant recoveries, better collections and lower write-offs of uncollectible receivables.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary
	(In thousands)

Office revenues	$201,030	$185,521	$15,509	8.4%	The increase was primarily due to: (i) an increase in tenant recoveries, (ii) better collections and a decrease in write-offs of uncollectible receivables, and (iii) an increase in parking income due to an increase in parking activity. This was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office expenses	(68,153)	(66,901)	(1,252)	(1.9)%	The increase was primarily due to an increase in insurance expense, property taxes and janitorial expenses, partly offset by a decrease in advocacy expenses.
Office NOI	132,877	118,620	14,257	12.0%

Multifamily revenues	27,246	24,368	2,878	11.8%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and better collections.
Multifamily expenses	(8,190)	(7,776)	(414)	(5.3)%	The increase was primarily due to an increase in utility expenses, insurance expense and property taxes.
Multifamily NOI	19,056	16,592	2,464	14.9%

Total NOI	$151,933	$135,212	$16,721	12.4%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,
(In thousands)	2021	2020

Same Property NOI	$151,933	$135,212
Non-comparable office revenues	2,826	3,374
Non-comparable office expenses	(1,873)	(2,055)
Non-comparable multifamily revenues	7,142	3,724
Non-comparable multifamily expenses	(1,476)	(1,537)
NOI	158,552	138,718
General and administrative expenses	(11,435)	(9,469)
Depreciation and amortization	(93,104)	(94,952)
Other income	498	654
Other expenses	(147)	(788)
Income from unconsolidated Fund	260	145
Interest expense	(38,878)	(36,167)
Net income (loss)	15,746	(1,859)
Less: Net loss attributable to noncontrolling interests	2,395	5,632
Net income attributable to common stockholders	$18,141	$3,773

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

Our Same Properties for 2021 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented include 100% (not our pro-rata share).
Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, an increase in tenant recoveries, better collections and lower write-offs of uncollectible receivables. The first three months of the comparable period results were largely unaffected by the COVID-19 pandemic.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary
	(In thousands)

Office revenues	$575,151	$574,452	$699	0.1%	The increase was primarily due to: (i) better collections and a decrease in write-offs of uncollectible receivables, and (ii) an increase in tenant recoveries. This was partly offset by: (i) a decrease in parking income due to lower parking activity, (ii) a decrease in rental revenues due to a decrease in occupancy and (iii) lower accretion from below-market leases.
Office expenses	(190,292)	(192,722)	2,430	1.3%	The decrease was primarily due to: (i) a decrease in parking, janitorial and utility expenses, which were all due to lower tenant utilization, and (ii) a decrease in personnel and advocacy expenses. The decrease in those expenses was partly offset by an increase in insurance expense and property taxes.
Office NOI	384,859	381,730	3,129	0.8%

Multifamily revenues	77,847	75,781	2,066	2.7%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and better collections.
Multifamily expenses	(23,755)	(23,075)	(680)	(2.9)%	The increase was primarily due to an increase in insurance expense, property taxes and utility expenses. The increase in those expenses was partly offset by a decrease in repairs and maintenance expenses, legal expenses and scheduled services expenses.
Multifamily NOI	54,092	52,706	1,386	2.6%

Total NOI	$438,951	$434,436	$4,515	1.0%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Nine Months Ended September 30,
(In thousands)	2021	2020
Same Property NOI	$438,951	$434,436
Non-comparable office revenues	7,274	11,321
Non-comparable office expenses	(5,453)	(6,199)
Non-comparable multifamily revenues	19,273	14,579
Non-comparable multifamily expenses	(4,473)	(4,450)
NOI	455,572	449,687
General and administrative expenses	(30,564)	(29,667)
Depreciation and amortization	(279,801)	(291,494)
Other income	2,178	2,968
Other expenses	(764)	(2,662)
Income from unconsolidated Fund	713	328
Interest expense	(110,018)	(106,777)
Net income	37,316	22,383
Less: Net loss attributable to noncontrolling interests	8,623	10,343
Net income attributable to common stockholders	$45,939	$32,726

Liquidity and Capital Resources

Short-term liquidity

During the nine months ended September 30, 2021, we generated cash from operations of $339.6 million. As of September 30, 2021, we had $350.5 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is January 2024. Excluding acquisitions, development projects and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development projects and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute at least 90% of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse debt, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400.0 million of shares of common stock.

We only use property level, non-recourse debt. As of September 30, 2021, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire between one to two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2021, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic. Despite a gradual recovery and better collections during the current nine month period, the operating cash flows during the first three months of the comparable period were largely unaffected by the COVID-19 pandemic.

	Nine Months Ended September 30,		Increase (Decrease) In Cash
	2021	2020		%
	(In thousands)

Net cash provided by operating activities(1)	$339,582	$356,729	$(17,147)	(4.8)%
Net cash used in investing activities(2)	$(232,393)	$(201,294)	$(31,099)	(15.4)%
Net cash provided by (used in) financing activities(3)	$70,889	$(106,879)	$177,768	166.3%

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
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities was primarily due to an increase in capital expenditures for developments of $58.2 million, partly offset by a decrease in capital expenditures for improvements to real estate of $21.7 million and the acquisition of an additional interest in our Fund in 2020 for $6.6 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities was primarily due to an increase in net borrowings of $180.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use interest rate swaps to hedge interest rate risk related to our floating rate borrowings. However, our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and interest rate swaps. As of September 30, 2021, we had no consolidated floating rate debt outstanding.

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

Item 4.  Controls and Procedures

As of September 30, 2021, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	November 5, 2021	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 5, 2021	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO