Form 10-K
period 2021-12-31
Douglas Emmett Inc
filed 2022-02-18
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2021, was $5.67 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 175,721,045 shares of its common stock outstanding as of February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2022 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

DOUGLAS EMMETT, INC.

FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Funds	Unconsolidated Institutional Real Estate Funds
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
SOFR	Secured Overnight Financing Rate

Abbreviations used in this Report (continued):

TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.

Defined terms used in this Report (continued):

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

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
Same Properties	Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties that during the comparable periods were (i) acquired, (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements, (iii) that underwent a major repositioning project or were impacted by development activity, or suffered significant casualty loss that we believed significantly affected the properties' operating results. We also exclude rent received from ground leases.
Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our Fund.

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

PART I

Item 1. Business

Overview

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties located in premier coastal submarkets in Los Angeles and Honolulu. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs, and our unconsolidated Fund, we focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods with significant supply constraints, high-end executive housing and key lifestyle amenities. Our properties are located in the Beverly Hills, Brentwood, Burbank, Century City, Olympic Corridor, Santa Monica, Sherman Oaks/Encino, Warner Center/Woodland Hills and Westwood submarkets of Los Angeles County, California, and in Honolulu, Hawaii. We intend to increase our market share in our existing submarkets and may enter into other submarkets with similar characteristics where we believe we can gain significant market share. The terms "us," "we" and "our" as used in this Report refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.

At December 31, 2021, we owned a Consolidated Portfolio consisting of (i) a 17.8 million square foot office portfolio, (ii) 4,388 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2021, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2021, our portfolio consisted of the following (including ancillary retail space and excluding the two parcels of land from which we receive rent under ground leases):

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

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2021, our office portfolio median size tenant was approximately 2,500 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2019, 2020 and 2021, no tenant accounted for more than 10% of our total revenues.

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

JVs and Fund

At December 31, 2021, in addition to fifty-three office properties and eleven residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:
•three consolidated JVs, through which we and institutional investors own sixteen office properties in our core markets totaling 4.2 million square feet and one residential property with 350 apartments, and in which we own a weighted average of 46% at December 31, 2021 based on square footage. We are entitled to (i) distributions based on invested capital as well as additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.
•one unconsolidated Fund through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet and in which we own 34% at December 31, 2021.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

The financial data in this Report presents our JVs on a consolidated basis and our Funds on an unconsolidated basis in accordance with GAAP. See "Basis of Presentation" in Note 1 to our consolidated financial statements in Item 15 of this Report for more information regarding the consolidation of our JVs.

On November 21, 2019, we restructured one of our previously unconsolidated Funds, after which it is treated as a consolidated JV in our financial statements. The results of the consolidated JV are included in our operating results from November 21, 2019 (before November 21, 2019, our share of the Fund's net income was included in our statements of operations in Income from unconsolidated Funds). In December 2020, we sold an 80 thousand square foot office property in Honolulu, which was held by one of our consolidated JVs in which we owned a two-thirds capital interest. The JV was subsequently dissolved before December 31, 2020 (and is therefore not included in the JV statistics disclosed above). The results of the consolidated JV are included in our operating results until it was dissolved in December 2020. See Note 3 and Note 6 to our consolidated financial statements in Item 15 of this Report for more information regarding these transactions.
Most of the property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs and our Funds, as we believe this presentation assists in understanding our business.

Segments

We operate two business segments, our office segment and our multifamily segment. Our segments include the acquisition, development, ownership and management of office and multifamily real estate. The services for our office segment include primarily the rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily the rental of apartments and other tenant services, including parking and storage space rental. See Note 15 to our consolidated financial statements in Item 15 of this Report for more information regarding our segments.

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

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA, eviction moratoriums related to COVID-19, and rent control laws. See Item 1A “Risk Factors” of this Report for the risks we face regarding laws and regulations.

Environmental Sustainability

Our approach

We actively manage our operations in an environmentally sustainable manner. On an annual basis, our Board of Directors assesses material climate-related risks by assigning numeric values based on both the likelihood of occurrence and the potential impact, with mitigation approaches considered and evaluated. Throughout the year, our Corporate Sustainability Committee, led by the Chairman of our Board of Directors and our COO, oversees our policies and operational controls for environmental, health, safety and social risks, and monitors our progress and results. Every month, our Director of Engineering Services and our six Regional Engineers meet to monitor and implement the policies set by our Corporate Sustainability Committee. Our Regional Engineers hold monthly meetings with each Building Engineer in their respective regions to review specific building operating issues and opportunities for improvement. We also use external resources to provide critical expertise, tools and resources for our sustainability program.

We engage with our stakeholders to align sustainability efforts and improve the efficiency and health of our business and communities. We share our sustainability goals and standards with our tenants, vendors and suppliers and work closely with them to gather information, develop solutions, and implement technologies and programs to achieve our goals. In our communities, we seek input from other stakeholders and participate in local Business Improvement Districts. We have integrated sustainability into our property management practices, tenant improvement build-outs and meetings with existing and prospective tenants.

Our sustainability program covers five key areas:

•Energy Usage

Our actual energy consumption from year to year is impacted by many factors, such as weather, occupancy in our buildings and activities of our tenants. Many of these factors are beyond our control. However, we can and do seek to make our buildings more energy efficient.

Some of our initiatives to reduce our consumption include items such as real time energy monitoring software, LED lighting retrofitting, and new energy management systems. As a result of our efforts, 88% of our eligible office space in 2020 qualified for "ENERGY STAR Certification" by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2021 ENERGY STAR scores were not yet available as of the date of this Report).

Our energy and electricity are provided by utility providers through the grid (LA Department of Water and Power, Southern California Edison, and Hawaii Electric Company). We estimate the percentage of renewable energy provided by our utility providers was approximately one-third in 2019 (the most recent available data).

•Water Usage

We have undertaken a number of initiatives to conserve water across our portfolio. Our buildings use low flow faucets and toilets, and we have also saved water by using waterless urinals. Where permitted, we try to recycle used water (by law, we cannot recycle most of the water used in our buildings since it must be fit for human consumption). In a few of our buildings where groundwater naturally seeps into our subterranean parking garages, we treat the water before pumping it back into the ground.

•Waste

Recycling: In partnership with our vendors and tenants, we have implemented business waste and e-waste recycling programs (we do not generate any production waste or packaging waste) at our properties.

Non-Hazardous Waste: Our routine operations only generate modest amounts of ancillary waste, primarily from typical operations in an office setting. A major source of our waste is the debris generated by refurbishment of our buildings, particularly in recurring tenant improvements that can be generated when a new tenant moves into a building. To minimize that waste, we attempt to construct tenant improvements that will be usable by future tenants, and to fit tenants into existing spaces without substantial refurbishment.

Hazardous Waste: Our operations only generate modest ancillary amounts of hazardous waste (mostly office supplies), which we dispose of in accordance with all applicable waste regulations. Similarly, our tenants are almost entirely limited by their leases to general office uses that prohibit the use of additional hazardous wastes and are required by their leases to comply with all applicable waste regulations.

•Air Emissions

Although our operations do not create significant air emissions such as nitrogen oxides (NOx), sulfur oxides (Sox), volatile organic compounds (VOCs) or particulate matter (PM), our Los Angeles properties produce a small amount of emissions from stationary sources such as natural gas boilers. We have been working to reduce those emissions by upgrading to lower emission models. We expect to reduce the indirect air emissions from our utility suppliers by reducing our per square foot electricity usage.

We also encourage sustainable transportation choices by our tenants: We have installed over 200 Electric Vehicle charging stations at our properties and have plans to add additional stations. All of our buildings provide ample bicycle parking.

•Development

Ground up development is a small but growing part of our business. So far, all our development projects have been adding additional density in existing office or apartment community sites we already owned. We are committed to selecting development sites that are not in environmentally protected areas or areas of high biodiversity, and strive to use brownfield sites instead of greenfield sites.

At one of our current residential development projects in Brentwood we are investing significant additional capital to building a one acre park on Wilshire Boulevard that will be available to the public, providing urban green space as well as a valuable amenity to the surrounding properties and community.

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2021, we employed approximately 700 people.

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

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2021, we provided equity compensation to approximately two-thirds of our approximately 700 employees.

The health and safety of our employees, tenants, and vendors is of the utmost importance to us. We adhere to leading health and safety standards across our portfolio, and each year, we require all our employees to complete safety training and also provide them seminars on various health topics free of charge. The COVID-19 pandemic had a significant impact on our human capital management during 2020 and 2021. We are deemed an essential business and we moved quickly to institute safety protocols and procedures to keep our properties open and to protect our tenants and employees who continued to work on site and at our headquarters.

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
•Risks Related to Our Organization and Structure;
•Risks Related to Taxes and Our Status as a REIT;
•General Risks.

Risks Related to Our Properties and Our Business

The COVID-19 global pandemic has and could continue to adversely affect our business, financial position, results of operations, cash flows, our ability to service our debt, our ability to pay dividends to our stockholders, our REIT status, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and/or the market price of our common stock.

The COVID-19 global pandemic has led to severe disruption to general economic activities as governments and businesses take actions to mitigate the public health crisis. The extent to which the pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of each variant, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. Even if the pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any resulting economic recession.
Not all of the impacts of the pandemic can be predicted at this time, however, some of the potential impacts from the pandemic could include:
•Government actions, including but not limited to lease enforcement moratoriums, that reduce or otherwise hinder our ability to collect rent promptly or at all, adversely affect tenant demand, increase our costs or otherwise reduce our collections;
•Supply chain, governmental or other disruptions that adversely affect construction or our operations and/or those of our tenants;
•Economic pressure on our tenants, which could lead to lower collections or defaults;
•Reduced or different tenant demand, leading to lower occupancy and/or rental rates in our buildings;
•Reduced attendance in our buildings, resulting in lower parking revenues;
•Increases in expenses and/or capital investments or decreases in tenant demand as a result of safety concerns;
•Increased risks of IT disruptions and/or cyber attacks as a result of our employees or tenants working remotely;
•Disruption of our operations as a result of the illness or social distancing of our employees or tenants;
•Impact on the labor market, which could lead to higher employee turnover and increased labor costs;
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
•any foreclosure on our properties could also create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code; and
•most of our floating rate debt and related hedges are indexed to USD-LIBOR, any regulatory changes which impact the USD-LIBOR benchmark, such as the transition to the Secured Overnight Financing Rate (see Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in this Report) or other indexes, could impact our borrowing costs or the effectiveness of our hedges.

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

In order to successfully compete against other properties, we need to maintain, repair, and renovate our properties, which reduces our cash flows.

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

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. The likelihood of such disasters may be increased as a result of climate changes, and climate changes could also have other impacts such as rising sea levels, which could impact our properties in Honolulu.

Adverse weather conditions, natural disasters and climate change impacts could cause significant damage to our properties or to the economies of the regions in which they are located, the risk of which is enhanced by the concentration of our properties’ locations. Our insurance coverage may not be adequate to cover business interruption or losses resulting from adverse weather or natural disasters. In addition, our insurance policies include substantial self-insurance portions and significant deductibles and co-payments for such events, and we are subject to the availability of insurance in the US and the pricing thereof. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters.

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

As of December 31, 2021, 12.3% of the square footage in our total office portfolio was available for lease and 12.9% was scheduled to expire in 2022. As of December 31, 2021, 0.7% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

We may incur significant costs to comply with laws, regulations and covenants.

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

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:
•We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, permitting issues, material shortages and price increases);
•We may be unable to lease the developed or redeveloped properties at budgeted rental rates or lease up the property within budgeted time frames;
•We may devote time and expend funds on development or redevelopment of properties that we may not complete;
•We may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy and other required governmental permits and authorizations, and our costs to comply with the conditions imposed by such permits and authorizations could increase;
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

At December 31, 2021, our executive officers owned 4% of our outstanding common stock, but they would own 15% if all of their outstanding LTIPs and OP Units were converted into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

We are required to pay property taxes for our properties, which could increase as property tax rates increase or as our properties are assessed or reassessed by taxing authorities. In California, pursuant to an existing state law commonly referred to as Proposition 13, properties are currently reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are generally limited to 2% increases over the previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time.

From time to time, including recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and/or other properties. If Proposition 13 no longer limited the assessed value of our California properties, the assessed values and property taxes for those properties could increase substantially, which could have a material impact on our results of operations, cash flows and financial condition.

Failure to qualify as a REIT would result in higher taxes and reduced cash available for distributions.

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we must satisfy on a continuing basis certain technical and complex income, asset, organizational, distribution, stockholder ownership and other requirements. See Item 1 "Business Overview" of this Report for more information regarding these tests. Our ability to satisfy these tests depends upon our analysis of and compliance with numerous factors, many of which are not subject to a precise determination and have only limited judicial and administrative interpretations, and which are not entirely within our control. Holding most of our assets through our Operating Partnership further complicates the application of the REIT requirements and a technical or inadvertent mistake could jeopardize our REIT status.  New legislation, Treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we will continue to qualify as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT.

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

From time to time we may dispose of real properties in transactions that are intended to qualify as tax deferred exchanges under Section 1031 of the Code (Section 1031 Exchanges). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such cases, our taxable income would increase as would the amount of distributions we are required to make to satisfy our REIT distribution requirements. This could increase the dividend income to our stockholders by reducing any return of capital they receive. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. If a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any reports we distributed to our stockholders. It is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of real properties on a tax deferred basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2021

Region	Number of Properties	Our Rentable Square Feet	Region Rentable Square Feet(1)	Our Average Market Share(2)

Los Angeles
Westside(3)	52	9,998,784	39,412,137	35.3%
Valley	16	6,790,777	21,323,763	43.8
Honolulu(3)	3	1,370,805	4,936,557	27.8
Total / Average	71	18,160,366	65,672,457	38.0%
________________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2021 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure in our total portfolio to each submarket as follows:

Region	Submarket	Number of Properties	Our Rentable Square Feet	Our Market Share(2)

Westside	Brentwood	15	2,085,745	60.3%
	Westwood	7	2,191,444	44.0
	Olympic Corridor	5	1,142,885	34.5
	Beverly Hills(3)	11	2,196,067	27.8
	Santa Monica	11	1,425,374	14.5
	Century City	3	957,269	9.0
Valley	Sherman Oaks/Encino	12	3,488,995	53.8
	Warner Center/Woodland Hills	3	2,845,577	37.5
	Burbank	1	456,205	6.3
Honolulu	Honolulu(3)	3	1,370,805	27.8
	Total / Weighted Average	71	18,160,366	38.0%
________________________________________________
(3)    In calculating market share, we adjusted the rentable square footage by (i) removing approximately 313,000 rentable square feet of vacant space at an office building in Honolulu that we are converting to residential apartments, from both our rentable square footage and that of the submarket and (ii) removing a 218,000 square foot property located just outside the Beverly Hills city limits from both the numerator and the denominator.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2021

Region(1)	Percent Leased	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)	Monthly Rent Per Leased Square Foot(2)

Los Angeles
Westside	88.0%	$465,108,317	$55.59	$4.63
Valley	86.3	203,070,934	36.15	3.01
Honolulu	91.4	40,251,711	34.24	2.85
Total / Weighted Average	87.6%	$708,430,962	$46.73	$3.89
_____________________________________________
(1)Regional data reflects the following underlying submarket data:

Region	Submarket	Percent Leased	Monthly Rent Per Leased Square Foot(2)

Westside	Beverly Hills	92.8%	$4.66
	Brentwood	83.4	3.99
	Century City	87.7	4.37
	Olympic Corridor	88.3	3.37
	Santa Monica	90.8	6.84
	Westwood	85.7	4.47
Valley	Burbank	100.0	4.61
	Sherman Oaks/Encino	86.5	3.13
	Warner Center/Woodland Hills	83.9	2.56
Honolulu	Honolulu	91.4	2.85
	Weighted Average	87.6%	$3.89
____________________________________
(2) Does not include signed leases not yet commenced, which are included in percent leased but excluded from annualized rent.

Office Lease Diversification as of December 31, 2021

Portfolio Tenant Size
	Median	Average

Square feet	2,500	5,500

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,353	49.3%	1,926,026	12.7%	$85,087,297	12.0%
2,501-10,000	1,054	38.4	5,128,339	33.8	235,111,980	33.2
10,001-20,000	216	7.9	3,039,770	20.1	136,969,347	19.3
20,001-40,000	88	3.2	2,441,863	16.1	114,608,290	16.2
40,001-100,000	30	1.1	1,713,121	11.3	90,096,537	12.7
Greater than 100,000	4	0.1	910,353	6.0	46,557,511	6.6
Total for all leases	2,745	100.0%	15,159,472	100.0%	$708,430,962	100.0%

Largest Office Tenants as of December 31, 2021

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

WarnerMedia/AT&T(2)	5	4	2022-2024	488,798	2.7%	$26,656,714	3.7%
UCLA(3)	28	10	2022-2027	321,261	1.8	16,947,708	2.4
William Morris Endeavor(4)	3	1	2022-2027	215,353	1.2	13,304,168	1.9
Morgan Stanley(5)	6	5	2022-2027	145,488	0.8	10,042,439	1.4
Equinox Fitness(6)	6	5	2029-2038	185,236	1.0	9,620,654	1.4
Macerich(7)	2	1	2023-2028	82,368	0.4	7,230,118	1.0
Total	50	26		1,438,504	7.9%	$83,801,801	11.8%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Square footage (rounded) expires as follows: 15,000 square feet in 2022; 13,000 square feet in 2023; and 462,000 square feet in 2024.
(3)    Square footage (rounded) expires as follows: 7 leases totaling 71,000 square feet in 2022; 6 leases totaling 47,000 square feet in 2023; 2 leases totaling 11,000 square feet in 2024; 4 leases totaling 89,000 square feet in 2025; 5 leases totaling 32,000 square feet in 2026; and 3 leases totaling 71,000 square feet in 2027. Tenant has options to terminate 15,000 square feet in 2023; and 51,000 square feet in 2025.
(4)    Square footage (rounded) expires as follows: 1,000 square feet in 2022; and 209,000 square feet in 2027.
(5)    Square footage (rounded) expires as follows: 3,000 square feet in 2022; 30,000 square feet in 2023; 26,000 square feet in 2025; and 70,000 square feet in 2027. Tenant has an option to terminate 32,000 square feet in 2024.
(6)    Square footage (rounded) expires as follows: 34,000 square feet in 2029; 46,000 square feet in 2035, 31,000 square feet in 2037, and 74,000 square feet in 2038.
(7)    Square footage (rounded) expires as follows: 29,000 square feet in 2023, and 54,000 square feet in 2028.

Office Industry Diversification as of December 31, 2021

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	572	18.4%
Financial Services	372	14.8
Entertainment	179	14.0
Real Estate	311	12.3
Accounting & Consulting	304	9.6
Health Services	361	7.9
Technology	100	5.1
Retail	172	4.9
Insurance	90	3.6
Educational Services	56	3.4
Public Administration	85	2.7
Manufacturing & Distribution	50	1.1
Advertising	39	1.0
Other	54	1.2
Total	2,745	100.0%

Office Lease Expirations as of December 31, 2021 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2021	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	91	325,706	1.8%	$13,237,813	1.9%	$40.64	$40.66
2022	623	2,352,790	12.9	102,571,319	14.5	43.60	44.13
2023	589	2,756,398	15.2	127,899,386	18.1	46.40	48.48
2024	481	2,794,326	15.4	129,697,638	18.3	46.41	49.88
2025	333	1,877,987	10.3	87,870,806	12.4	46.79	51.99
2026	269	1,598,078	8.8	73,667,630	10.4	46.10	53.43
2027	157	1,534,378	8.5	76,481,221	10.8	49.85	58.52
2028	69	485,653	2.7	27,935,490	3.9	57.52	69.40
2029	37	313,164	1.7	15,237,681	2.1	48.66	60.89
2030	31	396,464	2.2	20,583,788	2.9	51.92	67.55
2031	34	269,374	1.5	13,114,607	1.9	48.69	64.72
Thereafter	31	455,155	2.5	20,133,583	2.8	44.23	62.60
Subtotal/weighted average	2,745	15,159,473	83.5	708,430,962	100.0	46.73	52.01
Signed leases not commenced		490,043	2.7
Available		2,245,333	12.3
Building management use		124,284	0.7
BOMA adjustment (3)		141,233	0.8
Total/Weighted Average	2,745	18,160,366	100.0%	$708,430,962	100.0%	$46.73	$52.01
_____________________________________________________
(1)Represents annualized rent at December 31, 2021 divided by leased square feet.
(2)Represents annualized rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Historical Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2021	2020	2019
Renewal leases
Number of leases	557	438	450
Square feet	2,553,056	1,990,974	2,068,345
Tenant improvement costs per square foot (1)	$8.58	$8.98	$12.47
Leasing commission costs per square foot (1)	5.88	6.99	7.61
Total costs per square foot (1)	$14.47	$15.97	$20.08

New leases
Number of leases	351	228	354
Square feet	1,105,297	700,509	1,362,489
Tenant improvement costs per square foot (1)	$27.43	$25.46	$26.41
Leasing commission costs per square foot (1)	9.81	9.41	10.73
Total costs per square foot (1)	$37.24	$34.87	$37.14

Total leases
Number of leases	908	666	804
Square feet	3,658,353	2,691,483	3,430,834
Tenant improvement costs per square foot (1)	$14.28	$13.27	$17.93
Leasing commission costs per square foot (1)	7.07	7.62	8.84
Total costs per square foot (1)	$21.35	$20.89	$26.77
______________________________________________________
(1)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Historical Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2021	2020	2019

Recurring Capital Expenditures(1)	$3,838,453	$3,887,091	$4,043,540
Total square feet(1)	14,851,378	14,851,378	14,785,961
Recurring Capital Expenditures per square foot(1)	$0.26	$0.26	$0.27
____________________________________________________
(1)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2021, we excluded eleven properties with an aggregate 2.9 million square feet.
•For 2020, we excluded eleven properties with an aggregate 3.0 million square feet.
•For 2019, we excluded twelve properties with an aggregate 3.2 million square feet.

Multifamily Portfolio as of December 31, 2021

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	2	820	19%
West Los Angeles	6	1,300	29
Honolulu(1)	4	2,268	52
Total	12	4,388	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	99.5%	$30,473,388	$3,116
West Los Angeles(2)	99.2	42,987,792	2,975
Honolulu	99.3	52,888,152	1,963
Total / Weighted Average	99.3%	$126,349,332	$2,469
_______________________________________________________
(1)    The multifamily portfolio also includes 10,495 square feet of ancillary retail space generating annualized rent of $433,286, which is not included in multifamily annualized rent.
(2)    83 units at one property, which are temporarily unoccupied as a result of a fire, are omitted from the calculation of Percent Leased. These units, as well as insurance recoveries for lost rent, are also omitted from the calculation of Annualized Rent.

Historical Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2021	2020	2019

Recurring Capital Expenditures(1)(2)	$2,821,969	$2,666,273	$3,191,162
Total units(1)(2)	3,449	3,230	3,324
Recurring Capital Expenditures per unit(1)	$818	$832	$960
____________________________________________________
(1)Recurring Capital Expenditures are costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2021, when a tenant vacated one of these units, we incurred on average $40 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2021, we excluded two properties with an aggregate 939 units.
•For 2020, we excluded four properties with an aggregate 1,057 units.
•For 2019, we excluded two properties with an aggregate 837 units.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2021, the closing price of our common stock was $33.50.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021

Dividend declared	$0.28	$0.28	$0.28	$0.28

2020

Dividend declared	$0.28	$0.28	$0.28	$0.28

Holders of Record

We had 11 holders of record of our common stock on February 11, 2022. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2016 to December 31, 2021 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2016, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21

DEI	100.00	115.04	98.31	129.73	89.70	106.52
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NAREIT Equity(1)	100.00	105.23	100.36	126.45	116.34	166.64
Peer group(2)	100.00	100.42	85.86	107.05	72.97	88.64

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer and our consolidated financial statements and related notes in Item 15 of this Report.  During 2021, our results of operations were impacted by the COVID-19 pandemic and capital transactions - see "Impact of the COVID-19 Pandemic on our Business" and "Financings, Developments and Repositionings" further below.

Overview

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2021, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,775	18,160
Leased rate	87.7%	87.6%
Occupancy rate	85.0%	84.9%

Multifamily
Properties	12	12
Units	4,388	4,388
Leased rate	99.3%	99.3%
Occupancy rate	98.0%	98.0%

_____________________________________________________________________
(1)     Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.6 million square feet and 11 residential properties with 4,038 apartments. Through three consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and one residential property with 350 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel (the land parcels are not included in the number of Class A Properties).
(2)    Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information about Partnership X.
(3)    As of December 31, 2021, we removed approximately 313,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Financings, Developments and Repositionings" further below.

Revenues by Segment and Location
During 2021, revenues from our Consolidated Portfolio were derived as follows:

______

Impact of the COVID-19 Pandemic on our Business

Our buildings have remained open and available to our tenants throughout the pandemic. The governmental authorities in the jurisdictions in which we primarily operate, California, Los Angeles, Beverly Hills and Santa Monica, passed COVID-19 pandemic relief ordinances of varying duration and scope (residential, retail, and office), and with varying exemptions, that generally prohibit evictions, late fees and interest and allow rent deferral over certain periods. While improving, our rent collections continue to be negatively impacted by the remaining impact of these ordinances and the pandemic.

Our results of operations for 2021 generally compare favorably with 2020, due to the gradual recovery, better collections and lower write-offs of uncollectible receivables, and an increase in tenant recoveries. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $3.0 million and $41.0 million for 2021 and 2020, respectively. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See "Rental Revenues and Tenant Recoveries" in Note 2 to our consolidated financial statements in Item 15 of this Report regarding our accounting policy. It is unclear how the pandemic will impact our future collections.

Other considerations that could impact our future leasing, rent collections, and revenue include:

•How long the pandemic continues;
•Whether governmental authorities authorize any new tenant protections;
•Whether more tenants stop paying rent if their business worsens;
•How attendance in our buildings changes and impacts parking revenue or rent collection; and/or
•How leasing activity and occupancy will evolve, including any long-term trends after the pandemic ends.

Overall, we expect the pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information about the risks to our business, see "Risk Factors” in Part I, Item 1A. of this Report.

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

During the third quarter of 2021:
•We closed a secured, non-recourse $625.0 million interest-only term loan for one of our consolidated JVs. The loan matures in August 2028. The loan bears interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.12% until June 2025 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by the JV's four properties. We used $580.0 million of the proceeds to pay off a loan that was secured by the same properties.
•We closed a secured, non-recourse $115.0 million interest-only term loan for our unconsolidated Fund. The loan matures in September 2028. Starting on October 1, 2021, the loan bears interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.19% until October 2026 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by the Fund's two properties. We used $104.75 million of the proceeds to pay off the Fund's term loan that was secured by the same properties. We have made certain guarantees related to the loan and the swaps - see "Guarantees" in Note 17 to our consolidated financial statements in Item 15 of this Report.

During the fourth quarter of 2021:
•We closed a secured, non-recourse $300.0 million interest-only term loan for one of our consolidated wholly-owned subsidiaries. The loan matures in January 2029 and bears interest at SOFR + 1.56% (with a zero-percent SOFR floor). The loan was effectively fixed with an interest rate swap (which does not have a zero-percent SOFR floor) at 3.42% until December 31, 2021, and 2.66% thereafter until January 2027. We used the proceeds from the new loan to pay off a $300.0 million loan secured by the same property.

See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivatives, respectively.

Developments

Residential High-Rise Tower, Brentwood, California - "The Landmark Los Angeles"
In West Los Angeles, we completed the construction of a 34-story high-rise apartment building with 376 apartments, and we expect to place the building into service during the first quarter of 2022. The tower was built on a site that is directly adjacent to a 394 thousand square foot office building, a one acre park, and a 712 unit residential property, all of which we own.

1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. As of December 31, 2021, we had delivered and leased approximately fifty-percent of the planned units. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates for 2021 and 2020 were adversely impacted by the COVID-19 pandemic, although these declines were partly offset by lower tenant improvement costs.

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Year Ended December 31,
	2021	2020	2019	2018	2017

Average straight-line rental rate(1)(2)	$44.99	$45.26	$49.65	$48.77	$44.48
Annualized lease transaction costs(3)	$4.77	$5.11	$6.02	$5.80	$5.68

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Year Ended December 31, 2021

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$47.09	$43.42	(7.8)%
Straight-line Rent	$42.85	$44.99	5.0%

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

Multifamily Rental Rates

Our multifamily rental rates for 2021 and 2020 were adversely impacted by the COVID-19 pandemic.

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2021	2020	2019	2018	2017

Average annual rental rate - new tenants(1)	$29,837	$28,416	$28,350	$27,542	$28,501

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example: (i) the average for 2018 decreased from 2017 because we added a significant number of units at our Moanalua Hillside Apartments development in Honolulu, where the rental rates are lower than the average in our portfolio, (ii) the average for 2019 increased from 2018 because we acquired The Glendon where higher rental rates offset the effect of adding additional units at our Moanalua Hillside Apartments development, and (iii) the average for 2020 increased from 2019 because we added a significant number of units at our Bishop Place development in Honolulu, where the rental rates are higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during 2021 (new tenants and existing tenants undergoing annual rent review) was 2.1% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2021 and 2020. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, but have improved during 2021.

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2021	2020	2019	2018	2017

Office portfolio	84.9%	87.4%	91.4%	90.3%	89.8%
Multifamily portfolio(2)	98.0%	94.2%	95.2%	97.0%	96.4%

	Year Ended December 31,
Average Occupancy Rates(1)(3):	2021	2020	2019	2018	2017

Office portfolio	85.7%	89.5%	90.7%	89.4%	89.5%
Multifamily portfolio(2)	96.8%	94.2%	96.5%	96.6%	97.2%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)The Occupancy Rate for our multifamily portfolio was impacted by our acquisition of The Glendon property in 2019 and new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of December 31, 2021, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2018, 2019, and 2020 with the same remaining duration as the leases for the labeled year had at December 31, 2021. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2021 to 2020

Our results in both periods were adversely impacted by the COVID-19 pandemic. The first three months of the comparable period results were largely unaffected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections and lower write-offs of uncollectible receivables, and an increase in tenant recoveries.

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$704,946	$680,359	$24,587	3.6%	The increase was primarily due to: (i) better collections and a decrease in write-offs of uncollectible receivables, and (ii) an increase in tenant recoveries. This was partly offset by a decrease in rental revenues due to: (i) a decrease in occupancy and (ii) lower accretion from below-market leases.
Office parking and other income	$81,924	$90,810	$(8,886)	(9.8)%	The decrease was primarily due to a decrease in parking income due to lower parking activity.
Multifamily revenue	$131,527	$120,354	$11,173	9.3%	The increase was primarily due to higher rental revenues due to: (i) higher occupancy and better collections, and (iii) the new units at our Bishop Place development project in Hawaii.

Operating expenses

Office rental expenses	$265,376	$268,259	$2,883	1.1%	The decrease was primarily due to: (i) a decrease in advocacy expenses, (ii) a decrease in parking and janitorial expenses due to lower tenant utilization, and (iii) a decrease in personnel expenses. The decrease in those expenses was partly offset by an increase in insurance expense and property taxes.
Multifamily rental expenses	$38,025	$37,154	$(871)	(2.3)%	The increase was primarily due to: (i) an increase in insurance and utility expenses, and (ii) the new units at our Bishop Place development project in Hawaii. The increase in those expenses was partly offset by a decrease in personnel expenses, repairs and maintenance expenses, scheduled services expenses and legal expenses.
General and administrative expenses	$42,554	$39,601	$(2,953)	(7.5)%	The increase was primarily due to an increase in legal and advocacy expenses.
Depreciation and amortization	$371,289	$385,248	$13,959	3.6%	The decrease was due to higher accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii.

Non-Operating Income and Expenses

Other income	$2,465	$16,288	$(13,823)	(84.9)%	The decrease was primarily due to: (i) higher insurance recoveries in the comparable period related to property damage to a building impacted by a fire, and (ii) revenues in the comparable period from a health club in Honolulu that we closed permanently in the fourth quarter of 2020.
Other expenses	$(937)	$(2,947)	$2,010	68.2%	The decrease was primarily due to expenses in the comparable period for the health club in Honolulu that we closed.

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary

	(In thousands)

Income from unconsolidated Funds	$946	$430	$516	120.0%	The increase was due to an increase in the net income of Partnership X, which was primarily due to better collections and lower write-offs of uncollectible receivables.
Interest expense	$(147,496)	$(142,872)	$(4,624)	(3.2)%	The increase was primarily due to: (i) an increase in debt, (ii) higher loan costs and (iii) lower debt premium accretion, partly offset by an increase in interest capitalized related to development activity.
Gain on sale of investment in real estate	$—	$6,393	$(6,393)	(100.0)%	We did not sell any properties in 2021. In 2020, we sold an 80,000 square foot office property in Honolulu.

Comparison of 2020 to 2019

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021 for a comparison of our results of operations for 2020 compared to 2019.

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

Comparison of 2021 to 2020

During 2021, FFO increased by $10.9 million, or 2.9%, to $383.5 million, compared to $372.5 million for 2020. The increase was primarily due to: (i) an increase in revenues from our office portfolio due to better collections and lower write-offs of uncollectible receivables and an increase in tenant recoveries, and (ii) an increase in revenues from our multifamily portfolio due to higher occupancy, better collections and new units at our Bishop Place development project in Hawaii.

Comparison of 2020 to 2019

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021 for a comparison of our FFO for 2020 compared to 2019.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Year Ended December 31,
(In thousands)	2021	2020

Net income attributable to common stockholders	$65,267	$50,421
Depreciation and amortization of real estate assets	371,289	385,248
Net loss attributable to noncontrolling interests	(9,136)	(11,868)
Adjustments attributable to unconsolidated Fund (1)	2,796	2,739
Adjustments attributable to consolidated JVs (2)	(46,760)	(47,606)
Gain on sale of investment in real estate	—	(6,393)
FFO	$383,456	$372,541

___________________________________________________
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

Comparison of 2021 to 2020:

Our same properties for 2021 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The first three months of the comparable period results were largely unaffected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections and lower write-offs of uncollectible receivables, and an increase in tenant recoveries.

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change	%	Commentary
	(In thousands)

Office revenues	$776,733	$756,080	$20,653	2.7%	The increase was primarily due to: (i) better collections and a decrease in write-offs of uncollectible receivables, and (ii) an increase in tenant recoveries. This was partly offset by: (i) a decrease in rental revenues due to a decrease in occupancy, (ii) lower accretion from below-market leases, and (iii) a decrease in parking income due to lower parking activity.
Office expenses	(258,263)	(260,102)	1,839	0.7%	The decrease was primarily due to: (i) a decrease in advocacy expenses, (ii) a decrease in parking and janitorial expenses due to lower tenant utilization, and (iii) a decrease in personnel expenses. The decrease in those expenses was partly offset by an increase in insurance expense and property taxes.
Office NOI	518,470	495,978	22,492	4.5%

Multifamily revenues	105,743	100,293	5,450	5.4%	The increase was primarily due to an increase in rental revenues due to an increase in occupancy and better collections.
Multifamily expenses	(31,958)	(31,028)	(930)	(3.0)%	The increase was primarily due to an increase in insurance and utility expenses. The increase in those expenses was partly offset by a decrease in repairs and maintenance, legal and scheduled services expenses.
Multifamily NOI	73,785	69,265	4,520	6.5%

Total NOI	$592,255	$565,243	$27,012	4.8%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Year Ended December 31,
(In thousands)	2021	2020

Same Property NOI	$592,255	$565,243
Non-comparable office revenues	10,137	15,089
Non-comparable office expenses	(7,113)	(8,157)
Non-comparable multifamily revenues	25,784	20,061
Non-comparable multifamily expenses	(6,067)	(6,126)
NOI	614,996	586,110
General and administrative expenses	(42,554)	(39,601)
Depreciation and amortization	(371,289)	(385,248)
Other income	2,465	16,288
Other expenses	(937)	(2,947)
Income from unconsolidated Fund	946	430
Interest expense	(147,496)	(142,872)
Gain on sale of investment in real estate	—	6,393
Net income	56,131	38,553
Less: Net loss attributable to noncontrolling interests	9,136	11,868
Net income attributable to common stockholders	$65,267	$50,421

Comparison of 2020 to 2019

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021 for a comparison of our same property NOI for 2020 compared to 2019.

Liquidity and Capital Resources

Short-term liquidity

During 2021, we generated cash from operations of $447.0 million. As of December 31, 2021, we had $335.9 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of December 31, 2021, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively.
Certain Contractual Obligations

See the following notes to our consolidated financial statements in Item 15 of this Report for information regarding our contractual commitments:

•Note 4 - minimum future ground lease payments;
•Note 8 - minimum future principal payments for our secured notes payable and revolving credit facility, and the interest rates that determine our future periodic interest payments; and
•Note 17 - contractual commitments.

Off-Balance Sheet Arrangements

Partnership X Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2021, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 17 to our consolidated financial statements in Item 15 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of 2021 to 2020

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic. The first three months of 2020 were largely unaffected by the COVID-19 pandemic.

	Year Ended December 31,		Increase (Decrease) In Cash	%
	2021	2020
	(In thousands)

Net cash provided by operating activities(1)	$446,951	$420,218	$26,733	6.4%
Net cash used in investing activities(2)	$(288,708)	$(265,175)	$(23,533)	(8.9)%
Cash provided by (used in) financing activities(3)	$5,246	$(136,330)	$141,576	103.8%

___________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities was primarily due to: (i) an increase in revenues from our office portfolio due to better collections and an increase in tenant recoveries, and (ii) an increase in revenues from our multifamily portfolio due to higher occupancy, better collections and new units at our Bishop Place development project in Hawaii.
(2)    Our cash flows used in investing activities are generally used to fund property acquisitions, developments and repositioning projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash was primarily due to: (i) an increase in capital expenditures for developments of $30.4 million, (ii) proceeds from the sale of a property in the comparable period of $20.7 million, and (iii) a decrease in insurance recoveries for property damage of $14.1 million, which was partly offset by: (a) a decrease in capital expenditures for improvements to real estate of $34.9 million, and (b) the acquisition of additional interests in our Fund in the comparable period of $6.6 million.
(3)    Our cash flows provided by financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash was primarily due to an increase in net borrowing of $145.0 million.

Comparison of 2020 to 2019

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021 for a comparison of our cash flows for 2020 compared to 2019.

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

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. We capitalized development costs of $185.4 million, $186.4 million and $75.3 million during 2021, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental rates and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets and Funds during 2021, 2020 or 2019.
Revenue Recognition - Collectibility of lease payments from office tenants

In accordance with Topic 842, if collectibility of lease payments is not probable at the commencement date, then we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our assessment of collectibility changes after the commencement date, we record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to lease income. We adopted the complete impairment model guidance within Topic 842. Under this model, we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine the lease payments are not probable for collection.
Our assessment of the collectibility of lease payments requires judgment and could have a material impact on our results of operations. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions. During 2021 and 2020, our results of operations were materially impacted by the COVID-19 pandemic. See "Impact of the COVID-19 Pandemic on our Business". Charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $3.0 million and $41.0 million in 2021 and 2020, respectively.
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

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.4 million, $2.6 million and $2.6 million during 2021, 2020 and 2019, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions.

Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation would result in our net income being overstated or understated, respectively. Stock-based compensation expense was $20.9 million, $21.4 million and $18.4 million for 2021, 2020 and 2019, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.0 million, $1.1 million and $0.9 million during 2021, 2020 and 2019, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of December 31, 2021, all of our floating rate borrowings were hedged with interest rate swaps. Our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment ratings.

Market Transition to SOFR from USD-LIBOR

On March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from USD-LIBOR to SOFR. Most of our floating rate borrowings and interest rate swaps are indexed to USD-LIBOR and we are monitoring this activity and evaluating the related risks in connection with transitioning contracts to SOFR - which include: (i) loan interest payments, (ii) swap interest payments, and (iii) the value of loans and swaps. While we currently expect USD-LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that USD-LIBOR will become unavailable prior to that time. This could occur, if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to SOFR will be accelerated and potentially magnified.

See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate swaps.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2021, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-4, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2021:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	2,595	(2)	$—	(3)	6,854
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2021.
(2)    Consists of 1.6 million vested and 1.0 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

Our Independent Registered Public Accounting Firm is Ernst & Young LLP, Los Angeles California, PCAOB Firm ID: 42. The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	56
Signatures	58
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 4
Consolidated Balance Sheets	F- 5
Consolidated Statements of Operations	F- 6
Consolidated Statements of Comprehensive Income (Loss)	F- 7
Consolidated Statements of Equity	F- 8
Consolidated Statements of Cash Flows	F- 10
Notes to Consolidated Financial Statements	F- 11
Overview	F- 11
Summary of Significant Accounting Policies	F- 12
Investment in Real Estate	F- 19
Ground Lease	F- 21
Acquired Lease Intangibles	F- 22
Investments in Unconsolidated Funds	F- 23
Other Assets	F- 24
Secured Notes Payable & Revolving Credit Facility, Net	F- 25
Interest Payable, Accounts Payable and Deferred Revenue	F- 27
Derivative Contracts	F- 28
Equity	F- 31
EPS	F- 33
Stock-Based Compensation	F- 34
Fair Value of Financial Instruments	F- 36
Segment Reporting	F- 38
Future Minimum Lease Receipts	F- 39
Commitments, Contingencies and Guarantees	F- 39
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 41

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(5)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(5)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(6)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(7)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(8)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(9)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan LTIP Unit Award Agreement. +*
10.7	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(10)
10.8	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(10)
10.9	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(10)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(11)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(11)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(2)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(4)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)

Douglas Emmett, Inc.
Exhibits (continued)

(5)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(6)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(7)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Definitive Proxy Statement on April 17, 2020 and incorporated herein by this reference. (File number 001-33106)
(9)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 21, 2018 and incorporated herein by this reference. (File number 001-33106)
(11)	In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 18, 2022		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 18, 2022.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, CEO and Director (Principal Executive Officer)

/s/ PETER D. SEYMOUR
Peter D. Seymour	CFO (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	COO and Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DORENE C. DOMINGUEZ
Dorene C. Dominguez	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

/s/ JOHNESE M. SPISSO
Johnese M. Spisso	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of investment in real estate

Description of the Matter
The Company’s net investment in real estate totaled $8.8 billion as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company periodically assesses whether there has been any impairment in the carrying value of its properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value.

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

Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we searched for any tenants or groups of tenants with significant write offs or upcoming lease expirations that occupy a substantial portion of a real estate asset. We also searched for any significant declines in operating results of a real estate asset due to occupancy changes, environmental issues, physical damage, change in intended use or adverse changes in legal factors.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1995.

Los Angeles, California

February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2021 and related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 18, 2022

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Investment in real estate, gross	$11,819,077	$11,678,638
Less: accumulated depreciation and amortization	(3,028,645)	(2,816,193)
Investment in real estate, net	8,790,432	8,862,445
Ground lease right-of-use asset	7,464	7,472
Cash and cash equivalents	335,905	172,385
Tenant receivables	13,127	18,226
Deferred rent receivables	115,148	116,199
Acquired lease intangible assets, net	4,168	5,141
Interest rate contract assets	15,473	—
Investment in unconsolidated Fund	46,594	47,374
Other assets	25,721	21,583
Total Assets	$9,354,032	$9,250,825

Liabilities
Secured notes payable and revolving credit facility, net	$5,012,076	$4,744,967
Ground lease liability	10,860	10,871
Interest payable, accounts payable and deferred revenue	145,460	144,344
Security deposits	55,285	56,247
Acquired lease intangible liabilities, net	24,710	35,223
Interest rate contract liabilities	69,930	214,016
Dividends payable	49,158	49,138
Total liabilities	5,367,479	5,254,806

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,529,133 and 175,463,887 outstanding at December 31, 2021 and December 31, 2020, respectively	1,755	1,755
Additional paid-in capital	3,488,886	3,487,887
Accumulated other comprehensive loss	(38,774)	(148,035)
Accumulated deficit	(1,035,798)	(904,516)
Total Douglas Emmett, Inc. stockholders' equity	2,416,069	2,437,091
Noncontrolling interests	1,570,484	1,558,928
Total equity	3,986,553	3,996,019
Total Liabilities and Equity	$9,354,032	$9,250,825

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Office rental
Rental revenues and tenant recoveries	$704,946	$680,359	$694,315
Parking and other income	81,924	90,810	122,440
Total office revenues	786,870	771,169	816,755

Multifamily rental
Rental revenues	116,095	107,011	110,697
Parking and other income	15,432	13,343	9,230
Total multifamily revenues	131,527	120,354	119,927

Total revenues	918,397	891,523	936,682

Operating Expenses
Office expenses	265,376	268,259	264,482
Multifamily expenses	38,025	37,154	33,681
General and administrative expenses	42,554	39,601	38,068
Depreciation and amortization	371,289	385,248	357,743
Total operating expenses	717,244	730,262	693,974

Other income	2,465	16,288	11,653
Other expenses	(937)	(2,947)	(7,216)
Income from unconsolidated Funds	946	430	6,923
Interest expense	(147,496)	(142,872)	(143,308)
Gain on sale of investment in real estate	—	6,393	—
Gain from consolidation of JV	—	—	307,938
Net income	56,131	38,553	418,698
Less: Net loss (income) attributable to noncontrolling interests	9,136	11,868	(54,985)
Net income attributable to common stockholders	$65,267	$50,421	$363,713

Net income per common share – basic and diluted	$0.37	$0.28	$2.09

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$56,131	$38,553	$418,698
Other comprehensive income (loss): cash flow hedges	158,923	(183,521)	(107,292)
Comprehensive income (loss)	215,054	(144,968)	311,406
Less: Comprehensive (income) loss attributable to noncontrolling interests	(40,526)	64,816	(19,099)
Comprehensive income (loss) attributable to common stockholders	$174,528	$(80,152)	$292,307

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2021	2020	2019

Shares of Common Stock	Beginning balance	175,464	175,370	170,215
	Exchange of OP Units for common stock	65	94	222
	Issuance of common stock	—	—	4,933
	Ending balance	175,529	175,464	175,370

Common Stock	Beginning balance	$1,755	$1,754	$1,702
	Exchange of OP Units for common stock	—	1	2
	Issuance of common stock	—	—	50
	Ending balance	$1,755	$1,755	$1,754

Additional Paid-in Capital	Beginning balance	$3,487,887	$3,486,356	$3,282,316
	Exchange of OP Units for common stock	1,056	1,535	3,538
	Repurchase of OP Units with cash	(57)	(4)	(431)
	Issuance of common stock, net	—	—	200,933
	Ending balance	$3,488,886	$3,487,887	$3,486,356

AOCI	Beginning balance	$(148,035)	$(17,462)	$53,944
	Cash flow hedge adjustments	109,261	(130,573)	(71,406)
	Ending balance	$(38,774)	$(148,035)	$(17,462)

Accumulated Deficit	Beginning balance	$(904,516)	$(758,576)	$(935,630)
	ASU 2016-02 adoption	—	—	(2,144)
	Net income attributable to common stockholders	65,267	50,421	363,713
	Dividends	(196,549)	(196,361)	(184,515)
	Ending balance	$(1,035,798)	$(904,516)	$(758,576)

Noncontrolling Interests	Beginning balance	$1,558,928	$1,658,862	$1,446,098
	ASU 2016-02 adoption	—	—	(355)
	Net (loss) income attributable to noncontrolling interests	(9,136)	(11,868)	54,985
	Cash flow hedge adjustments	49,662	(52,948)	(35,886)
	Contributions	—	—	176,000
	Consolidation of JV	—	—	61,394
	Distributions	(54,919)	(60,392)	(76,978)
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	—	—	14,390
	Exchange of OP Units for common stock	(1,056)	(1,536)	(3,540)
	Repurchase of OP Units with cash	(65)	(3)	(303)
	Stock-based compensation	27,070	26,813	23,057
	Ending balance	$1,570,484	$1,558,928	$1,658,862

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

		Year Ended December 31,
		2021	2020	2019

Total Equity	Beginning balance	$3,996,019	$4,370,934	$3,848,430
	ASU 2016-02 adoption	—	—	(2,499)
	Net income	56,131	38,553	418,698
	Cash flow hedge adjustments	158,923	(183,521)	(107,292)
	Consolidation of JV	—	—	61,394
	Issuance of common stock, net	—	—	200,983
	Issuance of OP Units for acquisition of additional interest in unconsolidated Fund	—	—	14,390
	Repurchase of OP Units with cash	(122)	(7)	(734)
	Contributions	—	—	176,000
	Dividends	(196,549)	(196,361)	(184,515)
	Distributions	(54,919)	(60,392)	(76,978)
	Stock-based compensation	27,070	26,813	23,057
	Ending balance	$3,986,553	$3,996,019	$4,370,934

	Dividends declared per common share	$1.12	$1.12	$1.06

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$56,131	$38,553	$418,698
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Funds	(946)	(430)	(6,923)
Gain from insurance recoveries for damage to real estate	—	(13,105)	—
Gain on sale of investment in real estate	—	(6,393)	—
Gain from consolidation of JV	—	—	(307,938)
Depreciation and amortization	371,289	385,248	357,743
Net accretion of acquired lease intangibles	(9,541)	(15,878)	(16,264)
Straight-line rent	1,051	18,733	(10,134)
Loan premium amortized and written off	(460)	(2,274)	(261)
Deferred loan costs amortized and written off	10,902	7,832	14,314
Amortization of stock-based compensation	20,887	21,365	18,359
Operating distributions from unconsolidated Funds	943	394	6,820
Change in working capital components:
Tenant receivables	5,099	(11,645)	(609)
Interest payable, accounts payable and deferred revenue	(2,842)	5,557	(6,844)
Security deposits	(962)	(4,676)	1,919
Other assets	(4,600)	(3,063)	706
Net cash provided by operating activities	446,951	420,218	469,586

Investing Activities
Capital expenditures for improvements to real estate	(108,499)	(143,445)	(176,448)
Capital expenditures for developments	(184,592)	(154,153)	(61,660)
Insurance recoveries for damage to real estate	3,041	17,120	—
Property acquisition	—	—	(365,885)
Cash assumed from consolidation of JV	—	—	39,226
Proceeds from sale of investment in real estate, net	—	20,658	—
Acquisition of additional interests in unconsolidated Funds	—	(6,591)	(90,754)
Capital distributions from unconsolidated Funds	1,342	1,236	5,853
Net cash used in investing activities	(288,708)	(265,175)	(649,668)

Financing Activities
Proceeds from borrowings	1,345,000	674,000	2,185,000
Repayment of borrowings	(1,075,787)	(549,752)	(2,095,718)
Loan cost payments	(12,397)	(3,846)	(21,348)
Contributions from noncontrolling interests in consolidated JVs	—	—	163,556
Distributions paid to noncontrolling interests	(54,919)	(60,392)	(64,534)
Dividends paid to common stockholders	(196,529)	(196,333)	(179,667)
Repurchase of OP Units	(122)	(7)	(734)
Proceeds from issuance of common stock, net	—	—	200,983
Net cash provided by (used in) financing activities	5,246	(136,330)	187,538

Increase in cash and cash equivalents and restricted cash	163,489	18,713	7,456
Cash and cash equivalents and restricted cash - beginning balance	172,517	153,804	146,348
Cash and cash equivalents and restricted cash - ending balance	$336,006	$172,517	$153,804

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2021	2020	2019

Cash and cash equivalents - ending balance	$335,905	$172,385	$153,683
Restricted cash - ending balance	101	132	121
Cash and cash equivalents and restricted cash - ending balance	$336,006	$172,517	$153,804

Supplemental Cash Flows Information

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Cash paid for interest, net of capitalized interest	$136,999	$136,823	$128,205
Capitalized interest paid	$8,814	$4,810	$3,782

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$38,101	$37,185	$35,398
Capitalized stock-based compensation for improvements to real estate and developments	$6,183	$5,448	$4,698
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$157,325	$73,045	$88,205
Removal of fully amortized acquired lease intangible assets	$442	$372	$2,132
Removal of fully accreted acquired lease intangible liabilities	$23,725	$20,649	$29,660
Recognition of ground lease right-of-use asset - Adoption of ASU 2016-02	$—	$—	$10,885
Above-market ground lease intangible liability offset against right-of-use asset - Adoption of ASU 2016-02	$—	$—	$3,408
Recognition of ground lease liability - Adoption of ASU 2016-02	$—	$—	$10,885

Non-cash Financing Transactions
Gain (loss) recorded in AOCI - consolidated derivatives	$82,876	$(232,652)	$(76,273)
Gain (loss) recorded in AOCI - unconsolidated Funds' derivatives (our share)	$569	$(410)	$(5,023)
Accrual for deferred loan costs	$150	$50	$1,416
Non-cash contributions from noncontrolling interests in consolidated JVs	$—	$—	$12,444
Non-cash distributions to noncontrolling interests	$—	$—	$12,444
Dividends declared	$196,549	$196,361	$184,515
Exchange of OP Units for common stock	$1,056	$1,536	$3,540
OP Units issued for acquisition of additional interest in unconsolidated Fund	$—	$—	$14,390

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

At December 31, 2021, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,388 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest an unconsolidated Fund which, at December 31, 2021, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2021, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.41 billion and $3.19 billion, as of December 31, 2021 and December 31, 2020, respectively. See Note 8. We also consolidate three JVs through our Operating Partnership (four JVs before December 31, 2020 - see "2020 Property Disposition" in Note 3 for more information regarding the dissolution of one of our JVs before December 31, 2020). We consolidate our Operating Partnership and our three JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2021, our consolidated VIE entities, excluding our Operating Partnership, had aggregate consolidated assets of $3.56 billion (of which $3.28 billion related to investment in real estate) and aggregate consolidated liabilities of $1.72 billion (of which $1.64 billion related to debt). As of December 31, 2020, our consolidated VIE entities, excluding our Operating Partnership, had aggregate consolidated assets of $3.58 billion (of which $3.37 billion related to investment in real estate) and aggregate consolidated liabilities of $1.73 billion (of which $1.59 billion related to debt).

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

Depreciation and Amortization

The assets and liabilities listed below are carried on our consolidated balance sheet net of the related accumulated depreciation or amortization/accretion, and any impairment charges. We accelerate depreciation for affected assets when we renovate our buildings or our buildings are impacted by new developments. When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our consolidated balance sheet with the resulting gains or losses, if any, reflected in our results of operations for the respective period.

•Buildings and improvements are depreciated on a straight-line basis using an estimated life of twenty-five to forty years for buildings and fifteen years for improvements.
•Tenant improvements are depreciated on a straight-line basis over the life of the related lease, with any remaining balance depreciated in the period of any early lease termination.
•Acquired in-place leases are amortized on a straight-line basis over the weighted average remaining term of the acquired in-place leases.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

•Acquired lease intangibles are amortized on a straight-line basis over the related lease term, with any remaining balance amortized in the period of any early lease termination.
•Acquired above- and below-market tenant leases are amortized/accreted on a straight line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue.
•Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight line basis over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue.
•Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense.

Real Estate Held for Sale

Properties are classified as held for sale in our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2021 and 2020, we did not have any properties held for sale.

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

Cost capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, in our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2021, 2020 and 2019, we capitalized $185.4 million, $186.4 million and $75.3 million of costs related to our developments, respectively, which included $8.8 million, $4.8 million and $3.8 million of capitalized interest, respectively.

Ground Lease

We account for our ground lease, for which we are the lessee, in accordance with Topic 842 "Leases". We classify the ground lease as an operating lease, and we recognize a right-of-use asset for the land and a lease liability for the future lease payments. We recognize the lease payments as expense, which is included in Office expenses in our consolidated statements of operations. See Note 4 for more information regarding this ground lease. See Note 14 for the fair value disclosures related to the ground lease liability.

Investment in Unconsolidated Fund

As of December 31, 2021 and 2020, we managed and owned an equity interest in one unconsolidated Fund. Before November 21, 2019 we managed and owned equity interests in three unconsolidated Funds. See Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

We account for our investment in our unconsolidated Fund using the equity method because we have significant influence but not control over the Fund. Under the equity method, we initially recorded our investment in our Fund at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjust the investment balance for: (i) our share of the Fund's net income or losses, (ii) our share of the Fund's other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund. We will remove our investment in our unconsolidated Fund from our consolidated balance sheet when we sell our interest in the Fund or if the Fund qualifies for consolidation.

Our investment in our unconsolidated Fund is included in Investment in unconsolidated Fund in the consolidated balance sheets. Our share of our Fund's accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) in our consolidated balance sheets. As of December 31, 2021 and 2020, the total investment basis difference included in our investment balance in our unconsolidated Fund was $28.7 million and $29.6 million, respectively. Our share of the net income or losses from our Funds is included in Income from unconsolidated Funds in the consolidated statements of operations.

We periodically assess whether there has been any impairment that is other than temporary in our investment in our unconsolidated Funds. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Based upon such periodic assessments, no impairments occurred during 2021, 2020 or 2019.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2021, 2020 or 2019.

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

Lease Terminations

Lease termination fees, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $1.2 million, $1.0 million and $0.5 million during 2021, 2020 and 2019, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Tenant Improvements

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $5.8 million, $5.9 million and $5.8 million during 2021, 2020 and 2019, respectively.

Tenant Recoveries

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries in the consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, in accordance with our policy, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred.

Collectibility

In accordance with Topic 842, we perform an assessment as to whether or not substantially all of the amounts due under a tenant’s lease agreement is deemed probable of collection. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions. For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries in the period they are collected. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $3.0 million and $41.0 million in 2021 and 2020, respectively.

Lease Modifications

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

Office parking revenues were $69.0 million, $76.1 million and $108.7 million in 2021, 2020 and 2019, respectively. Office parking receivables were $0.8 million and $0.6 million as of December 31, 2021 and 2020, respectively, and are included in Tenant receivables in our consolidated balance sheets.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceeds any losses recognized from that damage are recorded as other income when payment has been received or confirmation of the amount of proceeds has been received.

In January 2020, there was a fire in one of our residential property buildings. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies to cover these kinds of losses. We recorded $4.8 million and $3.9 million of business interruption revenues during 2021 and 2020, respectively, which is included in Multifamily rental - Parking and other income in the consolidated statements of operations. In addition, we recorded a gain related to property damage of $13.1 million during 2020, which is included in Other income in the consolidated statements of operations.

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

Loan Costs

Loan costs incurred directly with the issuance of secured notes payable and revolving credit facilities are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our consolidated balance sheets.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Stock-Based Compensation

We account for stock-based compensation, which includes grants of LTIP Units, using the fair value method of accounting. The estimated fair value of LTIP Units granted, net of estimated forfeitures, is amortized over the vesting period, which is based upon service. See Note 13 for our stock-based compensation disclosures.

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

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.  We had two TRSs in 2020 and 2019. Our TRSs did not have significant tax provisions or deferred income tax items for 2021, 2020 or 2019. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs.  We consider the applicability and impact of all ASUs. We did not adopt any ASUs during 2021, and as of the date of this Report, the FASB has not issued any ASUs that we expect to be applicable and have a material impact on our future consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2021	December 31, 2020

Land	$1,150,821	$1,150,821
Buildings and improvements(1)	9,344,087	9,344,653
Tenant improvements and lease intangibles	935,639	928,867
Property under development(1)	388,530	254,297
Investment in real estate, gross	$11,819,077	$11,678,638
__________________________________________________________________________________
(1) During 2021, Property under development balances transferred to Building and improvements for real estate placed into service was $51.2 million.

2021 Property Acquisitions and Dispositions

During 2021, we did not purchase or sell any properties.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at that time.

As of December 31, 2021, the ground lease right-of-use asset carrying value of this ground lease was $7.5 million and the ground lease liability was $10.9 million. Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was $733 thousand during 2021, 2020 and 2019.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2021:

Year ending December 31:	(In thousands)

2022	$733
2023	733
2024	733
2025	733
2026	733
Thereafter	43,979
Total future minimum lease payments	$47,644

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2021	December 31, 2020

Above-market tenant leases	$6,406	$6,848
Above-market tenant leases - accumulated amortization	(3,132)	(2,618)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(258)	(241)
Acquired lease intangible assets, net	$4,168	$5,141

Below-market tenant leases	$58,209	$81,934
Below-market tenant leases - accumulated accretion	(33,499)	(46,711)
Acquired lease intangible liabilities, net	$24,710	$35,223

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$9,558	$15,895	$16,282
Amortization of an above-market ground lease asset(2)	(17)	(17)	(18)
Total	$9,541	$15,878	$16,264
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2021.

Year ending December 31:	Net increase to revenues

(In thousands)
2022	$6,411
2023	4,447
2024	3,605
2025	2,917
2026	2,022
Thereafter	1,140
Total	$20,542

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investments in Unconsolidated Funds

Description of our Funds

As of December 31, 2021 and 2020, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. We purchased an additional interest of 3.6% in Partnership X for $6.6 million during 2020.

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

	Year Ended December 31,
(In thousands)	2021	2020	2019

Operating distributions received(1)	$943	$394	$6,820
Capital distributions received(1)	1,342	1,236	5,853
Total distributions received(1)	$2,285	$1,630	$12,673
__________________________________________________________
(1)    The balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2021.

Summarized Financial Information for our Funds

The tables below present selected financial information for the Funds. The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Funds, and are based upon historical book value:

(In thousands)	December 31, 2021	December 31, 2020

Total assets(1)	$139,171	$133,617
Total liabilities(1)	$117,668	$112,706
Total equity(1)	$21,503	$20,911
_______________________________________________
(1) The balances for both periods reflect the balances for Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31,
(In thousands)	2021	2020	2019

Total revenues(1)	$17,185	$15,744	$75,952
Operating income(1)	$4,921	$3,614	$22,269
Net income(1)	$2,333	$887	$7,350
_________________________________________________
(1) The balances reflect the combined balances for Partnership X, Fund X and the Opportunity Fund through November 20, 2019 and the balances for Partnership X from November 21, 2019 through December 31, 2021.

7. Other Assets

(In thousands)	December 31, 2021	December 31, 2020

Restricted cash	$101	$132
Prepaid expenses	15,936	13,774
Other indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,499	2,358
Other	5,197	3,331
Total other assets	$25,721	$21,583

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date (1)	Principal Balance as of December 31, 2021	Principal Balance as of December 31, 2020	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Term loan(3)		$—	$300,000
Term loan(4)	3/3/2025	335,000	335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(4)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(4)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(4)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(4)(5)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(4)(6)	5/18/2028	300,000	—	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(4)(7)	1/1/2029	300,000	—	SOFR + 1.56%	3.42%	1/1/2027
Fannie Mae loan(4)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(4)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(8)	6/1/2038	29,325	30,112	N/A	4.55%	N/A
Revolving credit facility(9)	8/21/2023	—	75,000	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,411,725	3,187,512

Consolidated JVs
Term loan(3)		—	580,000
Term loan(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(4)(10)	5/15/2027	450,000	450,000	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(4)(11)	8/19/2028	625,000	—	LIBOR + 1.35%	2.12%	6/1/2025
Fannie Mae loan(4)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(12)(13)		5,046,725	4,777,512
Unamortized loan premium, net(14)		4,007	4,467
Unamortized deferred loan costs, net(15)		(38,656)	(37,012)
Total Consolidated Debt, net		$5,012,076	$4,744,967
_____________________________________________________
Except as noted below, our loans and revolving credit facility: (i) are non-recourse, (ii) are secured by separate collateral pools consisting of one or more properties, (iii) require interest-only monthly payments with the outstanding principal due upon maturity, and (iv) contain certain financial covenants which could require us to deposit excess cash flow with the lender under certain circumstances unless we (at our option) either provide a guarantee or additional collateral or pay down the loan within certain parameters set forth in the loan documents.  Certain loans with maturity date extension options require us to meet minimum financial thresholds in order to extend the loan maturity date.
(1)Maturity dates include extension options.
(2)Effective rate as of December 31, 2021. Includes the effect of interest rate swaps, and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)We paid off these loans during 2021.
(4)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(5)The effective rate increased from 2.18% to 2.31% on July 1, 2021 due to the expiration of the prior swaps.
(6)We closed this loan during the second quarter of 2021.
(7)We closed this loan during the fourth quarter of 2021, and used the proceeds to pay off a loan secured by the same property. The interest rate decreased to 2.66% on January 1, 2022.
(8)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

(9)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(10)The effective rate will decrease to 2.26% on July 1, 2022.
(11)We closed this loan during the third quarter of 2021.
(12)The table does not include our unconsolidated Fund's loan - see "Guarantees" in Note 17 for information about our Fund's loan.
(13)See Note 14 for our debt and derivative fair value disclosures.
(14)Balances are net of accumulated amortization of $3.2 million and $2.7 million at December 31, 2021 and December 31, 2020, respectively.
(15)Balances are net of accumulated amortization of $46.3 million and $38.3 million at December 31, 2021 and December 31, 2020, respectively.

Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2021	Principal Balance as of December 31, 2020

Aggregate swapped to fixed rate loans	$5,017,400	$4,672,400
Aggregate fixed rate loans	29,325	30,112
Aggregate floating rate loans	—	75,000
Total Debt	$5,046,725	$4,777,512

The table below summarizes certain consolidated debt statistics as of December 31, 2021:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$5.05
Weighted average remaining life (including extension options)	5.4 years
Weighted average remaining fixed interest period	3.0 years
Weighted average annual interest rate	2.94%

Future Principal Payments

At December 31, 2021, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2022	$823
2023	862
2024	400,902
2025	438,343
2026	1,415,987
Thereafter	2,789,808
Total future principal payments	$5,046,725
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Loan premium amortized and written off	$(460)	$(2,274)	$(261)
Deferred loan costs amortized and written off	10,902	7,832	14,314
Loan costs expensed	408	1,008	1,318
Total	$10,850	$6,566	$15,371

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2021	December 31, 2020

Interest payable	$12,254	$12,199
Accounts payable and accrued liabilities	83,150	81,595
Deferred revenue	50,056	50,550
Total interest payable, accounts payable and deferred revenue	$145,460	$144,344

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Derivative Contracts

Derivative Summary

As of December 31, 2021, all of our interest rate swaps, including our consolidated JVs' and our unconsolidated Fund's interest rate swaps, as summarized below, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	37	$5,317,400
Unconsolidated Fund's derivatives(3)(4)(5)	2	$115,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes:
a.Two swaps with a combined initial notional amount of $50.0 million, which will increase to $450.0 million on July 1, 2022 to replace existing swaps when they expire, and
b.One swap with a notional amount of $300.0 million that will replace existing swaps when they expire on January 1, 2022.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 14 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of December 31, 2021, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' interest rate swaps, or our Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2021	December 31, 2020

Consolidated derivatives(1)	$77,760	$225,166
Unconsolidated Fund's derivatives(2)	$—	$208
___________________________________________________
(1)Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

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

(In thousands)	December 31, 2021	December 31, 2020

Consolidated derivatives(1)(3)	$14,927	$—
Unconsolidated Fund's derivatives(2)(3)	$1,889	$—
___________________________________________________
(1)Includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)We did not have any interest rate swap contract asset balances as of December 31, 2020.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$82,876	$(232,652)	$(76,273)
Losses (gains) reclassified from AOCI to Interest Expense(1)	$75,358	$49,435	$(24,298)
Interest Expense presented in the consolidated statements of operations	$(147,496)	$(142,872)	$(143,308)
Unconsolidated Funds' derivatives (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$569	$(410)	$(5,023)
Losses (gains) reclassified from AOCI to Income from unconsolidated Funds(1)	$120	$106	$(1,698)
Income from unconsolidated Funds presented in the consolidated statements of operations	$946	$430	$6,923
__________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund. For more information about our Funds, including our equity interest percentages, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Future Reclassifications from AOCI

At December 31, 2021, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year as interest rate swap payments are made, is as follows:

(In thousands)

Consolidated derivatives:
Losses to be reclassified from AOCI to Interest Expense	$(50,746)
Unconsolidated Fund's derivatives (our share)(1):
Losses to be reclassified from AOCI to Income from unconsolidated Fund	$(148)
______________________________________________
(1) We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

During 2021:

•We acquired 65 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 4,051 OP Units for $122 thousand in cash.

During 2020:

•We acquired 94 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 150 OP Units for $7 thousand in cash.

During 2019:

•We acquired 222 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 19 thousand  OP Units and fully-vested LTIP Units for $734 thousand in cash.
•We issued 4.9 million shares of our common stock under our ATM program for net proceeds of $201.0 million.
•We purchased a property on June 7, 2019 for a contract price of $365.1 million, which we subsequently contributed to one of our consolidated JVs on June 28, 2019. We manage and own a twenty percent capital interest in the JV. The acquisition and related working capital was funded with (i) a secured, non-recourse $160.0 million interest-only loan scheduled to mature in June 2029, which was assumed by the consolidated JV to which we contributed the property, (ii) a $44.0 million capital contribution by us to the JV, and (iii) a $176.0 million capital contribution by Noncontrolling interests in the JV. See Note 3 for more information regarding the property acquisition and Note 8 for more information regarding the loan.
•On November 21, 2019, we acquired an additional 16.3% of the equity in one of our previously unconsolidated Funds, Fund X, in exchange for $76.9 million in cash and 332 thousand OP Units valued at $14.4 million, which increased our ownership in the Fund to 89.0%. See Note 3 for more information regarding the consolidation of the JV and note 6 for more information regarding our Funds.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of December 31, 2021, noncontrolling interests in our Operating Partnership owned 31.1 million OP Units and fully-vested LTIP Units, which represented approximately 15.0% of our Operating Partnership's total outstanding interests, and we owned 175.5 million OP Units (to match our 175.5 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Net income attributable to common stockholders	$65,267	$50,421	$363,713

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	1,056	1,535	3,540
Repurchase of OP Units from noncontrolling interests	(57)	(4)	(431)
Net transfers from noncontrolling interests	999	1,531	3,109

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$66,266	$51,952	$366,822

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Beginning balance	$(148,035)	$(17,462)	$53,944
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	82,876	(232,652)	(76,273)
Reclassification of loss (income) from AOCI to Interest Expense	75,358	49,435	(24,298)
Unconsolidated Funds' derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	569	(410)	(5,023)
Reclassification of loss (income) from AOCI to Income from unconsolidated Funds	120	106	(1,698)
Net current period OCI	158,923	(183,521)	(107,292)
OCI attributable to noncontrolling interests	(49,662)	52,948	35,886
OCI attributable to common stockholders	109,261	(130,573)	(71,406)

Ending balance	$(38,774)	$(148,035)	$(17,462)
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for each Fund by our equity interest in the respective Fund.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2021 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/31/2020	1/15/2021	$0.28	53.0%	—%	47.0%	53.0%
3/31/2021	4/15/2021	0.28	53.0%	—%	47.0%	53.0%
6/30/2021	7/15/2021	0.28	53.0%	—%	47.0%	53.0%
9/30/2021	10/15/2021	0.28	53.0%	—%	47.0%	53.0%
Total / Weighted Average		$1.12	53.0%	—%	47.0%	53.0%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
Numerator (In thousands):
Net income attributable to common stockholders	$65,267	$50,421	$363,713
Allocation to participating securities: Unvested LTIP Units	(876)	(830)	(1,594)
Net income attributable to common stockholders - basic and diluted	$64,391	$49,591	$362,119

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,478	175,380	173,358

Net income per common share - basic and diluted	$0.37	$0.28	$2.09
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

	Year Ended December 31,
(In thousands)	2021	2020	2019

OP Units	28,643	28,288	26,465
Vested LTIP Units	1,439	815	1,652

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plans

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 28, 2020, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 9.5 million. We had an aggregate of 6.9 million shares available for grant as of December 31, 2021. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

Until it expired in 2016, we made grants under our 2006 Omnibus Stock Incentive Plan (our "2006 Plan"), which was substantially similar to our 2016 Plan. No further awards may be granted under our 2006 Plan, although awards granted under the 2006 Plan in the past and which are still outstanding will continue to be governed by the terms of our 2006 Plan.

Our 2016 and 2006 Plans (the "Plans") are administered by the compensation committee of our board of directors. The compensation committee may interpret our Plans and make all determinations necessary or desirable for the administration of our Plans. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our Plans. All officers, employees, directors and other key personnel (including consultants and prospective employees) are eligible to participate in our 2016 Plan.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 1.1 million, 1.1 million, and 802 thousand LTIP Units to employees during 2021, 2020 and 2019, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. In aggregate, we granted 52 thousand, 55 thousand, and 38 thousand LTIP Units to our non-employee directors during 2021, 2020 and 2019, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

At December 31, 2021, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.5 million, which will be recognized over a weighted-average term of 2 years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Stock-based compensation expense, net	$20,887	$21,365	$18,359
Capitalized stock-based compensation	$6,183	$5,448	$4,698

Stock-Based Award Activity

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2018	945	$28.20
Granted	840	$31.92	$26,821
Vested	(826)	$29.13	$24,061
Forfeited	(35)	$35.41	$1,234
Outstanding at December 31, 2019	924	$30.48
Granted	1,190	$21.12	$25,175
Vested	(1,073)	$24.58	$26,369
Forfeited	(57)	$28.20	$1,623
Outstanding at December 31, 2020	984	$25.71
Granted	1,121	$24.64	$27,631
Vested	(1,073)	$25.05	$26,871
Forfeited	(17)	$28.69	$501
Outstanding at December 31, 2021	1,015	$25.17

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
Level 3 - inputs are unobservable assumptions generated by the reporting entity

As of December 31, 2021, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments

The carrying amounts for cash and cash equivalents, tenant receivables, revolving credit line, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable

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

(In thousands)	December 31, 2021	December 31, 2020

Fair value	$5,017,494	$4,719,462
Carrying value	$5,050,732	$4,706,979

Ground lease liability

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

(In thousands)	December 31, 2021	December 31, 2020

Fair value	$8,861	$11,865
Carrying value	$10,860	$10,871

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Financial instruments measured at fair value

Derivative instruments

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

(In thousands)	December 31, 2021	December 31, 2020
Derivative Assets:
Fair value - consolidated derivatives(1)	$15,473	$—
Fair value - unconsolidated Fund's derivatives(2)	$1,963	$—

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$69,930	$214,016
Fair value - unconsolidated Fund's derivatives(2)	$—	$137
___________________________________________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund in our consolidated balance sheets. See Note 6 for more information about our Fund, including our equity interest percentage, and see "Guarantees" in Note 17 regarding our Fund's derivatives.

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

(In thousands)	Year Ended December 31,
	2021	2020	2019
Office Segment
Total office revenues	$786,870	$771,169	$816,755
Office expenses	(265,376)	(268,259)	(264,482)
Office segment profit	521,494	502,910	552,273

Multifamily Segment
Total multifamily revenues	131,527	120,354	119,927
Multifamily expenses	(38,025)	(37,154)	(33,681)
Multifamily segment profit	93,502	83,200	86,246

Total profit from all segments	$614,996	$586,110	$638,519

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2021	2020	2019

Total profit from all segments	$614,996	$586,110	$638,519
General and administrative expenses	(42,554)	(39,601)	(38,068)
Depreciation and amortization	(371,289)	(385,248)	(357,743)
Other income	2,465	16,288	11,653
Other expenses	(937)	(2,947)	(7,216)
Income from unconsolidated Funds	946	430	6,923
Interest expense	(147,496)	(142,872)	(143,308)
Gain on sale of investment in real estate	—	6,393	—
Gain from consolidation of JV	—	—	307,938
Net income	56,131	38,553	418,698
Less: Net loss (income) attributable to noncontrolling interests	9,136	11,868	(54,985)
Net income attributable to common stockholders	$65,267	$50,421	$363,713

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2021:

Year Ending December 31,	(In thousands)

2022	$631,237
2023	532,400
2024	430,313
2025	329,703
2026	242,889
Thereafter	674,848
Total future minimum base rentals(1)	$2,841,390
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During 2021, 2020 and 2019, no tenant accounted for more than 10% of our total revenues. See our "Rental Revenues and Tenant Recoveries" accounting policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2021, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2021, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In West Los Angeles, we are building a high-rise apartment building with 376 apartments. In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of December 31, 2021, we had an aggregate remaining contractual commitment for these and other development projects of approximately $69.7 million.

Other Contractual Commitments

As of December 31, 2021, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $22.0 million.

Guarantees

Partnership X Guarantees

Our unconsolidated Fund, Partnership X, has a $115.0 million floating-rate term loan that matures on September 14, 2028. Starting on October 1, 2021, the loan carried interest at LIBOR + 1.35% (with a zero-percent LIBOR floor), which has been effectively fixed at 2.19% until October 1, 2026 with interest rate swaps (which do not have zero-percent LIBOR floors). The loan is secured by two properties held by Partnership X and is non-recourse.

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2021, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swap were $4.7 million.

As of December 31, 2021, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information about Partnership X.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2021
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$152,275	$27,108	$216,383	$243,491	$83,854	1968/2002/2019	1999
233 Wilshire	62,962	9,263	130,426	3,120	9,263	133,546	142,809	21,681	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	135,480	21,787	152,869	174,656	58,099	1981/2000/2020	1996
429 Santa Monica	33,691	4,949	72,534	3,263	4,949	75,797	80,746	11,668	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	(26,726)	8,833	78,409	87,242	51,525	1992	2004
1299 Ocean	124,699	22,748	265,198	18,584	22,748	283,782	306,530	38,240	1980/2006/2020	2017
1901 Avenue of the Stars	193,502	18,514	131,752	115,919	26,163	240,022	266,185	96,934	1968/2001	2001
2001 Wilshire	37,411	5,711	81,622	1,931	5,711	83,553	89,264	5,788	1980/2013	2008
8383 Wilshire	175,314	18,004	328,118	3,987	18,005	332,104	350,109	24,823	1971/2009	2008
8484 Wilshire(1)	—	8,846	77,780	16,261	8,846	94,041	102,887	27,598	1972/2013	2013
9100 Wilshire	142,264	13,455	258,329	3,478	13,455	261,807	275,262	18,164	1971/2016	2008
9401 Wilshire	29,325	6,740	152,310	13,569	6,740	165,879	172,619	21,595	1971/2020	2017
9601 Wilshire	—	16,597	54,774	107,270	17,658	160,983	178,641	66,757	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	22,222	5,568	199,294	204,862	25,443	1971/2020	2017
10880 Wilshire	207,712	29,995	437,514	34,356	29,988	471,877	501,865	81,712	1970/2009/2020	2016
10960 Wilshire	209,575	45,844	429,769	31,878	45,852	461,639	507,491	83,509	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,328	6,714	43,414	50,128	18,274	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	8,246	20,164	217,001	237,165	38,076	1985	2016
12400 Wilshire	—	5,013	34,283	75,248	8,828	105,716	114,544	43,100	1985	1996
15250 Ventura	22,369	2,130	48,908	1,288	2,130	50,196	52,326	3,919	1970/2012	2008
16000 Ventura	37,971	1,936	89,531	1,281	1,936	90,812	92,748	6,780	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	11,199	6,759	64,311	71,070	17,338	1986/2012	2013
Beverly Hills Medical Center	46,180	4,955	27,766	30,371	6,435	56,657	63,092	23,082	1964/2004	2004
Bishop Square	200,000	16,273	213,793	43,092	16,273	256,885	273,158	83,313	1972/1983	2010
Brentwood Court	—	2,564	8,872	1,165	2,563	10,038	12,601	4,188	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	33,298	5,921	40,286	46,207	16,740	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	1,887	5,933	29,724	35,657	12,482	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	2,264	5,557	18,721	24,278	7,345	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,690	4,775	22,998	27,773	10,401	1986	2000
Bundy/Olympic	—	4,201	11,860	28,681	6,030	38,712	44,742	15,880	1991/1998	1994
Camden Medical Arts	42,276	3,102	12,221	28,983	5,298	39,008	44,306	15,698	1972/1992	1995
Carthay Campus	—	6,595	70,454	5,684	6,594	76,139	82,733	19,174	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	136,374	16,153	201,257	217,410	73,908	1972/1987/2020	1999
Century Park West(1)	—	3,717	29,099	252	3,667	29,401	33,068	12,058	1971	2007
Columbus Center	—	2,096	10,396	9,358	2,333	19,517	21,850	8,312	1987	2001
Coral Plaza	—	4,028	15,019	18,450	5,366	32,131	37,497	13,442	1981	1998
Cornerstone Plaza(1)	—	8,245	80,633	5,868	8,263	86,483	94,746	33,771	1986	2007
Encino Gateway	—	8,475	48,525	55,039	15,653	96,386	112,039	40,474	1974/1998	2000
Encino Plaza	—	5,293	23,125	47,267	6,165	69,520	75,685	30,043	1971/1992	2000
Encino Terrace	105,565	12,535	59,554	103,037	15,533	159,593	175,126	63,434	1986	1999
Executive Tower(1)	—	6,660	32,045	57,948	9,471	87,182	96,653	35,982	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2021
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	3,747	12,092	84,851	96,943	18,679	1986	2015
Gateway Los Angeles	—	2,376	15,302	55,352	5,119	67,911	73,030	25,910	1987	1994
Harbor Court	—	51	41,001	51,198	12,060	80,190	92,250	28,663	1994	2004
Landmark II	—	6,086	109,259	67,645	13,070	169,920	182,990	71,622	1989	1997
Lincoln/Wilshire	—	3,833	12,484	26,861	7,475	35,703	43,178	12,887	1996	2000
MB Plaza	—	4,533	22,024	34,295	7,503	53,349	60,852	21,832	1971/1996	1998
Olympic Center	52,000	5,473	22,850	35,293	8,247	55,369	63,616	22,956	1985/1996	1997
One Westwood(1)	—	10,350	29,784	62,816	9,194	93,756	102,950	38,243	1987/2004	1999
Palisades Promenade	60,318	5,253	15,547	54,431	9,664	65,567	75,231	27,544	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	17,330	7,557	21,794	29,351	9,207	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	65	7,055	12,100	19,155	5,229	1985	2006
Santa Monica Square	48,500	5,366	18,025	21,521	6,863	38,049	44,912	15,437	1983/2004	2001
Second Street Plaza	—	4,377	15,277	35,924	7,421	48,157	55,578	20,276	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	418,158	48,328	420,863	469,191	172,019	1981/2002	1997
Studio Plaza	—	9,347	73,358	122,019	15,015	189,709	204,724	80,398	1988/2004	1995
The Tower	67,064	9,643	160,602	4,434	9,643	165,036	174,679	29,575	1988/1998	2016
The Trillium(1)	—	20,688	143,263	81,952	21,989	223,914	245,903	90,009	1988/2021	2005
Valley Executive Tower	104,000	8,446	67,672	108,496	11,737	172,877	184,614	69,566	1984	1998
Valley Office Plaza	—	5,731	24,329	47,107	8,957	68,210	77,167	28,469	1966/2002	1998
Verona	—	2,574	7,111	15,373	5,111	19,947	25,058	8,175	1991	1997
Village on Canon	61,745	5,933	11,389	50,945	13,303	54,964	68,267	22,171	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	420,312	59,418	696,151	755,569	288,841	1982-1993/2004	2002
Warner Corporate Center	34,671	11,035	65,799	2,086	11,035	67,885	78,920	6,122	1988/2015	2008
Westside Towers	141,915	8,506	79,532	79,467	14,568	152,937	167,505	62,549	1985	1998
Westwood Center	140,648	9,512	259,341	10,732	9,513	270,072	279,585	49,439	1965/2000	2016
Westwood Place	71,000	8,542	44,419	52,916	11,448	94,429	105,877	38,502	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	41,143	14,903	60,340	75,243	24,904	1989	1999
Barrington Plaza	210,000	28,568	81,485	147,952	58,208	199,797	258,005	83,729	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	909	5,720	10,961	16,681	4,557	1974	2006
Barry	11,370	6,426	8,179	650	6,426	8,829	15,255	3,773	1973	2006
Kiowa	5,470	2,605	3,263	626	2,605	3,889	6,494	1,597	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	122,383	35,365	269,162	304,527	62,113	1968/2004/2019	2005
The Residences at Bishop Place	—	—	—	86,256	—	86,256	86,256	3,031	2020-2021	N/A
Pacific Plaza	78,000	10,091	16,159	75,106	27,816	73,540	101,356	29,471	1963/1998	1999
The Glendon	160,000	32,773	335,925	2,201	32,775	338,124	370,899	24,720	2008	2019
The Shores	212,000	20,809	74,191	200,990	60,555	235,435	295,990	94,317	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	15,337	35,163	94,437	129,600	44,260	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	1,900	26,864	121,173	148,037	23,249	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2021
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$5,046,725	$876,614	$6,593,840	$3,960,093	$1,150,821	$10,279,726	$11,430,547	$3,028,645

Property Under Development
The Residences at Bishop Place	$—	$—	$—	$48,815	$—	$48,815	$48,815		N/A	N/A
The Landmark Los Angeles	—	13,070	—	305,041	13,070	305,041	318,111		N/A	N/A
Other Developments				21,604		21,604	21,604		N/A	N/A
Total Property Under Development	$—	$13,070	$—	$375,460	$13,070	$375,460	$388,530	$—

Total	$5,046,725	$889,684	$6,593,840	$4,335,553	$1,163,891	$10,655,186	$11,819,077	$3,028,645
_____________________________________________________
(1)These properties are encumbered by our revolving credit facility, which had no balance as of December 31, 2021.
(2)Includes tenant improvements and lease intangibles.
(3)Net of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles removed from our books.
(4)At December 31, 2021, the aggregate federal income tax cost basis for consolidated real estate was $8.06 billion (unaudited).
(5)See our depreciation and amortization policy in Note 2 to our consolidated financial statements.

The table below presents a reconciliation of our investment in real estate:

	Year Ended December 31,
	2021	2020	2019
Investment in real estate, gross

Beginning balance	$11,678,638	$11,478,633	$10,030,708
Property acquisitions	—	—	368,698
Consolidation of JV	—	—	924,578
Improvements and developments	297,764	297,558	242,854
Properties sold	—	(24,508)	—
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	(157,325)	(73,045)	(88,205)
Ending balance	$11,819,077	$11,678,638	$11,478,633

Accumulated depreciation and amortization

Beginning balance	$(2,816,193)	$(2,518,415)	$(2,246,887)
Depreciation and amortization	(371,289)	(385,248)	(357,743)
Properties sold	—	10,002	—
Other accumulated depreciation and amortization	1,512	4,423	(1,990)
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	157,325	73,045	88,205
Ending balance	$(3,028,645)	$(2,816,193)	$(2,518,415)

Investment in real estate, net	$8,790,432	$8,862,445	$8,960,218