Form 10-Q
period 2022-03-31
Douglas Emmett Inc
filed 2022-05-06
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 29, 2022
Common Stock, $0.01 par value per share	175,784,137	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund X	Douglas Emmett Fund X, LLC
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Opportunity Fund	Fund X Opportunity Fund, LLC
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Defined terms used in this Report (continued):

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	March 31, 2022	December 31, 2021

Assets
Investment in real estate, gross	$11,841,693	$11,819,077
Less: accumulated depreciation and amortization	(3,096,857)	(3,028,645)
Investment in real estate, net	8,744,836	8,790,432
Ground lease right-of-use asset	7,461	7,464
Cash and cash equivalents	337,274	335,905
Tenant receivables	10,216	13,127
Deferred rent receivables	115,037	115,148
Acquired lease intangible assets, net	3,969	4,168
Interest rate contract assets	125,189	15,473
Investment in unconsolidated Fund	47,873	46,594
Other assets	48,459	25,721
Total Assets	$9,440,314	$9,354,032

Liabilities
Secured notes payable and revolving credit facility, net	$5,013,876	$5,012,076
Ground lease liability	10,856	10,860
Interest payable, accounts payable and deferred revenue	154,932	145,460
Security deposits	56,346	55,285
Acquired lease intangible liabilities, net	22,714	24,710
Interest rate contract liabilities	6,667	69,930
Dividends payable	49,226	49,158
Total liabilities	5,314,617	5,367,479

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,771,568 and 175,529,133 outstanding at March 31, 2022 and December 31, 2021, respectively	1,758	1,755
Additional paid-in capital	3,492,659	3,488,886
Accumulated other comprehensive income (loss)	83,029	(38,774)
Accumulated deficit	(1,059,499)	(1,035,798)
Total Douglas Emmett, Inc. stockholders' equity	2,517,947	2,416,069
Noncontrolling interests	1,607,750	1,570,484
Total equity	4,125,697	3,986,553
Total Liabilities and Equity	$9,440,314	$9,354,032

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Revenues
Office rental
Rental revenues and tenant recoveries	$180,427	$168,179
Parking and other income	22,713	18,464
Total office revenues	203,140	186,643

Multifamily rental
Rental revenues	31,228	27,083
Parking and other income	4,514	2,569
Total multifamily revenues	35,742	29,652

Total revenues	238,882	216,295

Operating Expenses
Office expenses	67,374	62,178
Multifamily expenses	10,173	9,311
General and administrative expenses	11,240	9,571
Depreciation and amortization	89,365	92,797
Total operating expenses	178,152	173,857

Other income	367	351
Other expenses	(183)	(163)
Income from unconsolidated Fund	247	167
Interest expense	(34,902)	(35,205)
Net income	26,259	7,588
Less: Net (income) loss attributable to noncontrolling interests	(745)	4,013
Net income attributable to common stockholders	$25,514	$11,601

Net income per common share – basic and diluted	$0.14	$0.06

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$26,259	$7,588
Other comprehensive income: cash flow hedges	174,434	76,469
Comprehensive income	200,693	84,057
Less: Comprehensive income attributable to noncontrolling interests	(53,376)	(21,753)
Comprehensive income attributable to common stockholders	$147,317	$62,304

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended March 31,
		2022	2021

Shares of Common Stock	Beginning balance	175,529	175,464
	Exchange of OP Units for common stock	243	7
	Ending balance	175,772	175,471

Common Stock	Beginning balance	$1,755	$1,755
	Exchange of OP units for common stock	3	—
	Ending balance	$1,758	$1,755

Additional Paid-in Capital	Beginning balance	$3,488,886	$3,487,887
	Exchange of OP Units for common stock	3,941	109
	Repurchase of OP Units with cash	(168)	(48)
	Ending balance	$3,492,659	$3,487,948

AOCI	Beginning balance	$(38,774)	$(148,035)
	Cash flow hedge adjustments	121,803	50,703
	Ending balance	$83,029	$(97,332)

Accumulated Deficit	Beginning balance	$(1,035,798)	$(904,516)
	Net income attributable to common stockholders	25,514	11,601
	Dividends	(49,215)	(49,131)
	Ending balance	$(1,059,499)	$(942,046)

Noncontrolling Interests	Beginning balance	$1,570,484	$1,558,928
	Net income (loss) attributable to noncontrolling interests	745	(4,013)
	Cash flow hedge adjustments	52,631	25,766
	Distributions	(15,393)	(13,724)
	Exchange of OP Units for common stock	(3,944)	(109)
	Repurchase of OP Units with cash	(145)	(57)
	Stock-based compensation	3,372	3,409
	Ending balance	$1,607,750	$1,570,200

Total Equity	Beginning balance	$3,986,553	$3,996,019
	Net income	26,259	7,588
	Cash flow hedge adjustments	174,434	76,469
	Repurchase of OP Units with cash	(313)	(105)
	Dividends	(49,215)	(49,131)
	Distributions	(15,393)	(13,724)
	Stock-based compensation	3,372	3,409
	Ending balance	$4,125,697	$4,020,525

	Dividends declared per common share	$0.28	$0.28

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$26,259	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(247)	(167)
Depreciation and amortization	89,365	92,797
Net accretion of acquired lease intangibles	(1,797)	(3,114)
Straight-line rent	111	(635)
Loan premium amortized and written off	(113)	(113)
Deferred loan costs amortized and written off	2,012	2,021
Amortization of stock-based compensation	2,581	2,694
Operating distributions from unconsolidated Fund	244	164
Change in working capital components:
Tenant receivables	2,911	188
Interest payable, accounts payable and deferred revenue	14,934	24,198
Security deposits	1,061	(2,778)
Other assets	2,149	2,201
Net cash provided by operating activities	139,470	125,044

Investing Activities
Capital expenditures for improvements to real estate	(28,544)	(24,305)
Capital expenditures for developments	(20,716)	(55,206)
Insurance recoveries for damage to real estate	785	—
Deposit for property acquisition	(25,000)	—
Capital distributions from unconsolidated Fund	531	194
Net cash used in investing activities	(72,944)	(79,317)

Financing Activities
Proceeds from borrowings	—	50,000
Repayment of borrowings	(202)	(20,193)
Loan cost payments	(101)	(686)
Distributions paid to noncontrolling interests	(15,393)	(13,724)
Dividends paid to common stockholders	(49,148)	(49,130)
Repurchase of OP Units	(313)	(105)
Net cash used in financing activities	(65,157)	(33,838)

Increase in cash and cash equivalents and restricted cash	1,369	11,889
Cash and cash equivalents and restricted cash - beginning balance	336,006	172,517
Cash and cash equivalents and restricted cash - ending balance	$337,375	$184,406

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	March 31, 2022	March 31, 2021

Cash and cash equivalents	$337,274	$184,274
Restricted cash	101	132
Cash and cash equivalents and restricted cash	$337,375	$184,406

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2022	2021
Operating Activities
Cash paid for interest, net of capitalized interest	$32,785	$33,420
Capitalized interest paid	$2,801	$1,773

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$32,407	$38,607
Capitalized stock-based compensation for improvements to real estate and developments	$791	$715
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$21,139	$19,143
Removal of fully amortized acquired lease intangible assets	$887	$50
Removal of fully accreted acquired lease intangible liabilities	$2,834	$7,134

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$154,944	$58,346
Gain (loss) recorded in AOCI - unconsolidated Fund's derivatives (our share)	$1,774	$(1)
Dividends declared	$49,215	$49,131
Exchange of OP Units for common stock	$3,944	$109

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
At March 31, 2022, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,415 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at March 31, 2022, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2022, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JV's, was $3.41 billion as of March 31, 2022 and December 31, 2021. See Note 8. We also consolidate three JVs through our Operating Partnership. We consolidate our Operating Partnership and our three JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2022, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.59 billion (of which $3.26 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.71 billion (of which $1.64 billion related to debt).

As of December 31, 2021, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.56 billion (of which $3.28 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.72 billion (of which $1.64 billion related to debt).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2021 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2021 Annual Report on Form 10-K.

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

Collectibility

In accordance with Topic 842, we perform an assessment as to whether or not substantially all of the amounts due under a tenant’s lease agreement is deemed probable of collection. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions. For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $0.1 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Office parking revenues

We account for our office parking revenues in accordance with ASC 606 "Revenue from Contracts with Customers". Office parking revenues are included in Parking and other income under Office rental in our consolidated statements of operations. Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $19.0 million and $14.8 million for the three months ended March 31, 2022 and 2021, respectively. Office parking receivables, which are included in Tenant receivables in our consolidated balance sheets, were $0.8 million as of March 31, 2022 and December 31, 2021.

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

3. Investment in Real Estate
The table below summarizes our investment in real estate:

(In thousands)	March 31, 2022	December 31, 2021

Land	$1,150,821	$1,150,821
Buildings and improvements(1)	9,359,788	9,344,087
Tenant improvements and lease intangibles	936,698	935,639
Property under development(1)	394,386	388,530
Investment in real estate, gross	$11,841,693	$11,819,077
__________________________________________________________________________________
(1) During the three months ended March 31, 2022, Property under development balances transferred to Building and improvements for real estate placed into service was $8.6 million.

Acquisitions and Dispositions

During the three months ended March 31, 2022, we did not purchase or sell any properties. See Note 17 regarding a residential property that we purchased in April 2022.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of March 31, 2022, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was $182 thousand for each of the three month periods ended March 31, 2022 and 2021.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2022:

Twelve months ending March 31:	(In thousands)

2023	$733
2024	733
2025	733
2026	733
2027	733
Thereafter	43,796
Total future minimum lease payments	$47,461

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2022	December 31, 2021

Above-market tenant leases	$5,519	$6,406
Above-market tenant leases - accumulated amortization	(2,440)	(3,132)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(262)	(258)
Acquired lease intangible assets, net	$3,969	$4,168

Below-market tenant leases	$55,375	$58,209
Below-market tenant leases - accumulated accretion	(32,661)	(33,499)
Acquired lease intangible liabilities, net	$22,714	$24,710

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2022	2021

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$1,801	$3,118
Amortization of an above-market ground lease asset(2)	(4)	(4)
Total	$1,797	$3,114
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of March 31, 2022 and 2021, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
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

	Three Months Ended March 31,
(In thousands)	2022	2021

Operating distributions received	$244	$164
Capital distributions received	531	194
Total distributions received	$775	$358

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to Partnership X, and are based upon historical acquired book value:

(In thousands)	March 31, 2022	December 31, 2021

Total assets	$144,662	$139,171
Total liabilities	$118,512	$117,668
Total equity	$26,150	$21,503

	Three Months Ended March 31,
(In thousands)	2022	2021

Total revenues	$4,397	$4,002
Operating income	$1,296	$1,005
Net income	$622	$396

7. Other Assets

(In thousands)	March 31, 2022	December 31, 2021

Restricted cash	$101	$101
Prepaid expenses	13,476	15,936
Indefinite-lived intangibles	1,988	1,988
Deposits in escrow(1)	25,000	—
Furniture, fixtures and equipment, net	2,425	2,499
Other	5,469	5,197
Total other assets	$48,459	$25,721
_______________________________________
(1) The balance as of March 31, 2022 is a deposit for a property we purchased in April 2022. See Note 17.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2022	Principal Balance as of December 31, 2021	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	3.16%	6/1/2022
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(4)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(5)	6/1/2038	29,123	29,325	N/A	4.55%	N/A
Revolving credit facility(6)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,411,523	3,411,725

Consolidated JVs
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(7)	5/15/2027	450,000	450,000	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(8)		5,046,523	5,046,725
Unamortized loan premium, net(9)		3,893	4,007
Unamortized deferred loan costs, net(10)		(36,540)	(38,656)
Total Consolidated Debt, net		$5,013,876	$5,012,076
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
(2)Effective rate as of March 31, 2022. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR floor. The corresponding swaps do not include such a floor.
(4)The loan agreement includes a zero-percent SOFR floor. The corresponding swap does not include such a floor. The effective rate decreased from 3.42% to 2.66% on January 1, 2022 when a new swap replaced old swaps that expired.
(5)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(6)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(7)The effective rate will decrease to 2.26% on July 1, 2022 when new swaps replace existing swaps that will expire.
(8)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(9)Balances are net of accumulated amortization of $3.3 million and $3.2 million at March 31, 2022 and December 31, 2021, respectively.
(10)Balances are net of accumulated amortization of $48.2 million and $46.3 million at March 31, 2022 and December 31, 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2022	Principal Balance as of December 31, 2021

Aggregate swapped to fixed rate loans	$5,017,400	$5,017,400
Aggregate fixed rate loans	29,123	29,325
Total Debt	$5,046,523	$5,046,725

The table below summarizes certain consolidated debt statistics as of March 31, 2022:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$5.05
Weighted average remaining life (including extension options)	5.2 years
Weighted average remaining fixed interest period	2.8 years
Weighted average annual interest rate	2.89%

Future Principal Payments

At March 31, 2022, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Including Maturity Extension Options(1)

(In thousands)

2023	$833
2024	871
2025	735,912
2026	103,354
2027	1,415,999
Thereafter	2,789,554
Total future principal payments	$5,046,523
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2022	2021

Loan premium amortized and written off	$(113)	$(113)
Deferred loan costs amortized and written off	2,012	2,021
Total	$1,899	$1,908

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2022	December 31, 2021

Interest payable	$12,467	$12,254
Accounts payable and accrued liabilities	98,740	83,150
Deferred revenue	43,725	50,056
Total interest payable, accounts payable and deferred revenue	$154,932	$145,460

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

Derivative Summary

As of March 31, 2022, all of our interest rate swaps, including our consolidated JVs and our unconsolidated Fund's interest rate swaps, as summarized below, were designated as cash flow hedges:

	Number of Interest Rate Swaps	Notional (In thousands)

Consolidated derivatives(1)(2)(4)(5)	35	$5,017,400
Unconsolidated Fund's derivatives(3)(4)(5)	2	$115,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount includes two swaps with a combined initial notional amount of $50.0 million, which will increase to $450.0 million on July 1, 2022 to replace existing swaps when they expire.
(3)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage see Note 6.
(4)Our derivative contracts do not provide for right of offset between derivative contracts.
(5)See Note 13 for our derivative fair value disclosures.

Credit-risk-related Contingent Features

Our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of March 31, 2022, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' interest rate swaps, or our Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2022	December 31, 2021

Consolidated derivatives(1)	$9,290	$77,760
Unconsolidated Fund's derivatives(2)	$—	$—
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)Our unconsolidated Fund did not have any derivatives in a liability position during the periods presented. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of counterparties with investment grade ratings. The fair value of our interest rate swap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2022	December 31, 2021

Consolidated derivatives(1)	$122,129	$14,927
Unconsolidated Fund's derivatives(2)	$7,572	$1,889
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2022	2021
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$154,944	$58,346
Losses reclassified from AOCI to Interest Expense(1)	$17,649	$18,078
Interest Expense presented in the consolidated statements of operations	$(34,902)	$(35,205)
Unconsolidated Fund's derivative (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$1,774	$(1)
Losses reclassified from AOCI to Income from unconsolidated Fund(1)	$67	$46
Income from unconsolidated Fund presented in the consolidated statements of operations	$247	$167
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Future Reclassifications from AOCI

At March 31, 2022, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$10,809
Unconsolidated Fund's derivative (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$366
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Three Months Ended March 31, 2022
•We acquired 243 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 9 thousand OP Units for $313 thousand in cash.

During the Three Months Ended March 31, 2021
•We acquired 7 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 4 thousand OP Units for $105 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of March 31, 2022, noncontrolling interests in our Operating Partnership owned 30.8 million OP Units and fully-vested LTIP Units, which represented approximately 15% of our Operating Partnership's total outstanding interests, and we owned 175.8 million OP Units (to match our 175.8 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2022	2021

Net income attributable to common stockholders	$25,514	$11,601

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	3,944	109
Repurchase of OP Units from noncontrolling interests	(168)	(48)
Net transfers from noncontrolling interests	3,776	61

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$29,290	$11,662

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2022	2021

Beginning balance	$(38,774)	$(148,035)
Consolidated derivatives:
Other comprehensive income before reclassifications	154,944	58,346
Reclassification of losses from AOCI to Interest Expense	17,649	18,078
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	1,774	(1)
Reclassification of losses from AOCI to Income from unconsolidated Fund	67	46
Net current period OCI	174,434	76,469
OCI attributable to noncontrolling interests	(52,631)	(25,766)
OCI attributable to common stockholders	121,803	50,703

Ending balance	$83,029	$(97,332)
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

	Three Months Ended March 31,
(In thousands)	2022	2021

Stock-based compensation expense, net	$2,581	$2,694
Capitalized stock-based compensation	$791	$715

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

	Three Months Ended March 31,
	2022	2021
Numerator (In thousands):
Net income attributable to common stockholders	$25,514	$11,601
Allocation to participating securities: Unvested LTIP Units	(226)	(219)
Net income attributable to common stockholders - basic and diluted	$25,288	$11,382

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,656	175,464

Net income per common share - basic and diluted	$0.14	$0.06
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

	Three Months Ended March 31,
(In thousands)	2022	2021

OP Units	29,365	28,203
Vested LTIP Units	1,592	1,871

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

As of March 31, 2022, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2022	December 31, 2021

Fair value	$5,017,170	$5,017,494
Carrying value	$5,050,416	$5,050,732

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

(In thousands)	March 31, 2022	December 31, 2021

Fair value	$8,086	$8,861
Carrying value	$10,856	$10,860

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

(In thousands)	March 31, 2022	December 31, 2021
Derivative Assets:
Fair value - consolidated derivatives(1)	$125,189	$15,473
Fair value - unconsolidated Fund's derivatives(2)	$7,564	$1,963

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$6,667	$69,930
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
____________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund in our consolidated balance sheets. Our unconsolidated Fund did not have any derivatives in a liability position during the periods presented. See Note 6 for more information about our Fund, including our equity interest percentage, and see "Guarantees" in Note 16 regarding our Fund's derivatives.

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

(In thousands)	Three Months Ended March 31,
	2022	2021
Office Segment
Total office revenues	$203,140	$186,643
Office expenses	(67,374)	(62,178)
Office segment profit	135,766	124,465

Multifamily Segment
Total multifamily revenues	35,742	29,652
Multifamily expenses	(10,173)	(9,311)
Multifamily segment profit	25,569	20,341

Total profit from all segments	$161,335	$144,806

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2022	2021

Total profit from all segments	$161,335	$144,806
General and administrative expenses	(11,240)	(9,571)
Depreciation and amortization	(89,365)	(92,797)
Other income	367	351
Other expenses	(183)	(163)
Income from unconsolidated Fund	247	167
Interest expense	(34,902)	(35,205)
Net income	26,259	7,588
Less: Net (income) loss attributable to noncontrolling interests	(745)	4,013
Net income attributable to common stockholders	$25,514	$11,601

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2022:

Twelve months ending March 31:	(In thousands)

2023	$628,283
2024	530,024
2025	428,543
2026	332,702
2027	246,890
Thereafter	673,309
Total future minimum base rentals(1)	$2,839,751
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2022 and 2021, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

As of March 31, 2022, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2022, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In West Los Angeles, we completed the construction of a 34-story high-rise apartment building with 376 apartments. We expect to place the building into service during the second quarter of 2022. In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of March 31, 2022, we had an aggregate remaining contractual commitment for these and other development projects of approximately $58.9 million.

Other Contractual Commitments

As of March 31, 2022, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $30.2 million.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2022, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swap were $4.4 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2022, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

17. Subsequent Events

On April 26, 2022, we paid $330.0 million, excluding acquisition costs, to acquire a luxury multifamily apartment building with 120 units, located at 1221 Ocean Avenue in Santa Monica. We acquired the property through a new joint venture that we manage and in which we own a capital interest of 55%. The joint venture partly financed the acquisition with a $175.0 million secured, non-recourse interest-only term loan that matures in April 2029. We swap-fixed the interest rate on the loan at 3.90% using interest rate swaps, which expire on May 1, 2026. The acquired property's results of operations will be included in our consolidated operating results from the date of acquisition. As of March 31, 2022, we had a deposit in escrow of $25.0 million for the purchase of the property, which is included in Other assets on our consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the three months ended March 31, 2022, our results of operations were impacted by the COVID-19 pandemic and capital transactions - see "Impacts of the COVID-19 Pandemic on our Business" and "Acquisitions, Financings, Developments and Repositionings" further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2022, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,775	18,160
Leased rate	87.8%	87.7%
Occupancy rate	84.6%	84.6%

Multifamily
Properties	12	12
Units	4,415	4,415
Leased rate	99.7%	99.7%
Occupied rate	98.2%	98.2%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.6 million square feet and 11 residential properties with 4,065 apartments. Through three consolidated JVs, we partially own 16 office properties totaling 4.2 million square feet and one residential property with 350 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel (the land parcels are not included in the number of Class A Properties).
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of March 31, 2022, we removed approximately 313,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Acquisitions, Financings, Developments and Repositionings" further below.

Revenues by Segment and Location

During the three months ended March 31, 2022, revenues from our Consolidated Portfolio were derived as follows:
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

Our results of operations for the three months ended March 31, 2022 generally compare favorably with three months ended March 31, 2021 due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, higher tenant recoveries and higher parking income. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $0.1 million and $1.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. If we subsequently collect amounts that were previously written off, then the amounts collected will be recorded as an increase to our rental revenues and tenant recoveries. See our revenue recognition accounting policy "Rental Revenues and Tenant Recoveries" in Note 2 to our consolidated financial statements in Item 1 of this Report regarding our accounting policy. It is unclear how the pandemic will impact our future collections.

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

Overall, we expect the pandemic to continue to adversely impact many parts of our business, and those impacts have been, and will continue, to be material. For more information about the risks to our business, see "Risk Factors” in Item 1A of our 2021 Annual Report on Form 10-K.

Acquisitions, Financings, Developments and Repositionings

Acquisitions

See Note 17 to our consolidated financial statements in Item 1 of this Report regarding a residential property that we purchased in April 2022.

Financings

During the first quarter of 2022:
•Interest rate swaps which hedged a $300.0 million interest-only term loan for one of our consolidated wholly- owned subsidiaries expired, and were replaced with an interest rate swap that reduced the term-loan swap-fixed interest rate to 2.66% from 3.42%.
See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Developments

•Residential High-Rise Tower, Brentwood, California - "The Landmark Los Angeles"
In West Los Angeles, we completed the construction of a 34-story high-rise apartment building with 376 apartments. The tower was built on a site that is directly adjacent to a 394 thousand square foot office building, a one acre park, and a 712 unit residential property, all of which we own. We expect to place the building into service during the second quarter of 2022.

•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of March 31, 2022, we had delivered fifty-two-percent of the planned units and leased fifty-one-percent of the planned units. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.
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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the three months ended March 31, 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs. The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Three Months Ended	Year Ended December 31,
	March 31, 2022	2021	2020	2019	2018

Average straight-line rental rate(1)(2)	$48.83	$44.99	$45.26	$49.65	$48.77
Annualized lease transaction costs(3)	$6.16	$4.77	$5.11	$6.02	$5.80

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

Office Rent Roll

Our office rent roll continues to be adversely impacted by the COVID-19 pandemic during the three months ended March 31, 2022. The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Three Months Ended March 31, 2022

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$49.19	$47.35	(3.7)%
Straight-line Rent	$44.62	$48.83	9.4%

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

Multifamily Rental Rates

Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020, but improved in 2021 and the three months ended March 31, 2022. The table below presents the average annual rental rate per leased unit for new tenants:

	Three Months Ended	Year Ended December 31,
	March 31, 2022	2021	2020	2019	2018

Average annual rental rate - new tenants(1)	$29,612	$29,837	$28,416	$28,350	$27,542

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)     the average for 2019 increased from 2018 because we acquired The Glendon where rental rates were higher than the average in our portfolio, and
(ii)    the average for 2020 increased from 2019 because we added a significant number of units at our Bishop Place development in Honolulu, where the rental rates were higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2022 (new tenants and existing tenants undergoing annual rent review) was 7.3% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the three months ended March 31, 2022. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, but improved in 2021 and the three months ended March 31, 2022. The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2022	2021	2020	2019	2018

Office portfolio	84.6%	84.9%	87.4%	91.4%	90.3%
Multifamily portfolio(2)	98.2%	98.0%	94.2%	95.2%	97.0%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	March 31, 2022	2021	2020	2019	2018

Office portfolio	84.7%	85.7%	89.5%	90.7%	89.4%
Multifamily portfolio(2)	98.1%	96.8%	94.2%	96.5%	96.6%

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

Office Lease Expirations

As of March 31, 2022, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2019, 2020, and 2021 with the same remaining duration as the leases for the labeled year had at March 31, 2022. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to better collections, lower write-offs of uncollectible receivables, and higher tenant recoveries and parking income.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$180,427	$168,179	$12,248	7.3%	The increase was primarily due to: (i) better collections and lower write-offs of uncollectible receivables, and (ii) an increase in tenant recoveries, partly offset by (iii) a decrease in rental revenues due to a decrease in occupancy and (iv) lower accretion from below-market leases.
Office parking and other income	$22,713	$18,464	$4,249	23.0%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$35,742	$29,652	$6,090	20.5%	The increase was primarily due to: (i) an increase in rental revenues from higher occupancy and rental rates and better collections, (ii) new units at our Bishop Place development project in Hawaii, and (iii) and higher insurance recoveries for a property that was impacted by fire damage in 2020.
Operating expenses
Office rental expenses	$67,374	$62,178	$(5,196)	(8.4)%	The increase was primarily due to an increase in janitorial, personnel, utility, insurance, repairs and maintenance and parking expenses.
Multifamily rental expenses	$10,173	$9,311	$(862)	(9.3)%	The increase was primarily due to an increase in (i) utility expenses, (ii) personnel expenses, and (iii) rental expenses from our new units at our Bishop Place development project in Hawaii. The increase in those expenses was partly offset by a decrease in property taxes for a property that was impacted by fire damage in 2020.
General and administrative expenses	$11,240	$9,571	$(1,669)	(17.4)%	The increase was primarily due to an increase in personnel and advocacy expenses.
Depreciation and amortization	$89,365	$92,797	$3,432	3.7%	The decrease was primarily due to accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii.
Non-Operating Income and Expenses
Other income	$367	$351	$16	4.6%	The increase was primarily due an increase in interest income and an increase in income related to services we provide to our unconsolidated Fund.
Other expenses	$(183)	$(163)	$(20)	(12.3)%	The increase was primarily due to an increase in expenses related to services we provide to our unconsolidated Fund.
Income from unconsolidated Fund	$247	$167	$80	47.9%	The increase was due to an increase in the net income of Partnership X, which was primarily due to better collections and higher parking income.
Interest expense	$(34,902)	$(35,205)	$303	0.9%	The decrease was primarily due to an increase in interest capitalized related to development activity.

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

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

For the three months ended March 31, 2022, FFO increased by $13.8 million, or 15.4%, to $103.8 million, compared to $89.9 million for the three months ended March 31, 2021. The increase was primarily due to an increase in revenues from our office and multifamily portfolios. The increase in revenues from our office portfolio was primarily due to: (i) better collections and lower write-offs of uncollectible receivables, and (ii) higher tenant recoveries and parking income. The increase in revenues from our multifamily portfolio was primarily due to: (i) an increase in rental revenues from higher occupancy and rental rates and better collections, (ii) new units at our Bishop Place development project in Hawaii, and (iii) and higher insurance recoveries for a property that was impacted by fire damage in 2020.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended March 31,
(In thousands)	2022	2021

Net income attributable to common stockholders	$25,514	$11,601
Depreciation and amortization of real estate assets	89,365	92,797
Net income (loss) attributable to noncontrolling interests	745	(4,013)
Adjustments attributable to unconsolidated Fund(1)	694	708
Adjustments attributable to consolidated JVs(2)	(12,555)	(11,156)
FFO	$103,763	$89,937

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

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented include 100% (not our pro-rata share). Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to better collections, lower write-offs of uncollectible receivables, and higher tenant recoveries and parking income.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$200,019	$183,532	$16,487	9.0%	The increase was primarily due to: (i) better collections and a decrease in write-offs of uncollectible receivables, (ii) an increase in tenant recoveries, and (iii) an increase in parking income due to higher parking activity.
Office expenses	(66,177)	(60,461)	(5,716)	(9.5)%	The increase was primarily due to an increase in janitorial, personnel, utility, insurance, repairs and maintenance and parking expenses.
Office NOI	133,842	123,071	10,771	8.8%

Multifamily revenues	27,558	24,943	2,615	10.5%	The increase was primarily due to an increase in rental revenues due to higher occupancy and rental rates and better collections.
Multifamily expenses	(8,560)	(7,760)	(800)	(10.3)%	The increase was primarily due to an increase in personnel and utility expenses.
Multifamily NOI	18,998	17,183	1,815	10.6%

Total NOI	$152,840	$140,254	$12,586	9.0%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended March 31,
(In thousands)	2022	2021
Same Property NOI	$152,840	$140,254
Non-comparable office revenues	3,121	3,111
Non-comparable office expenses	(1,197)	(1,717)
Non-comparable multifamily revenues	8,184	4,709
Non-comparable multifamily expenses	(1,613)	(1,551)
NOI	161,335	144,806
General and administrative expenses	(11,240)	(9,571)
Depreciation and amortization	(89,365)	(92,797)
Other income	367	351
Other expenses	(183)	(163)
Income from unconsolidated Fund	247	167
Interest expense	(34,902)	(35,205)
Net income	26,259	7,588
Less: Net (income) loss attributable to noncontrolling interests	(745)	4,013
Net income attributable to common stockholders	$25,514	$11,601

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects and dividends and distributions. During the three months ended March 31, 2022, we generated cash from operations of $139.5 million. As of March 31, 2022, we had $337.3 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to the requirement to distribute at least 90% of our income on an annual basis imposed by REIT federal tax rules. We plan to meet our long-term liquidity needs through long-term secured non-recourse debt, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400.0 million of shares of common stock.

We only use property level, non-recourse debt. As of March 31, 2022, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Partnership X Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2022, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic.

	Three Months Ended March 31,		Increase (Decrease) In Cash
	2022	2021		%
	(In thousands)

Net cash provided by operating activities(1)	$139,470	$125,044	$14,426	11.5%
Net cash used in investing activities(2)	$(72,944)	$(79,317)	$6,373	8.0%
Net cash used in financing activities(3)	$(65,157)	$(33,838)	$(31,319)	(92.6)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities of $14.4 million was primarily due to an increase in revenues from our office and multifamily portfolios. The increase in revenues from our office portfolio was primarily due to better collections and higher tenant recoveries and parking income. The increase in revenues from our multifamily portfolio was primarily due to: (i) an increase in rental revenues from higher occupancy and rental rates and better collections, (ii) new units at our Bishop Place development project in Hawaii, and (iii) and higher insurance recoveries for a property that was impacted by fire damage in 2020.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $6.4 million was primarily due to a decrease in capital expenditures for developments of $34.5 million, partly offset by a deposit for a property acquisition of $25.0 million and an increase in capital expenditures for improvements to real estate of $4.2 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $31.3 million was primarily due to a decrease in net borrowings of $30.0 million.

Critical Accounting Policies

We have not made any changes to our critical accounting policies disclosed in our 2021 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of March 31, 2022, all of our floating rate borrowings were hedged with interest rate swaps. Our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment ratings.

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

Item 4.  Controls and Procedures

As of March 31, 2022, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K.

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

DOUGLAS EMMETT, INC.

Date:	May 6, 2022	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 6, 2022	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO