Form 10-Q
period 2022-06-30
Douglas Emmett Inc
filed 2022-08-05
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 29, 2022
Common Stock, $0.01 par value per share	175,784,137	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expense, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate the Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Defined terms used in this Report (continued):

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	June 30, 2022	December 31, 2021

Assets
Investment in real estate, gross	$12,228,172	$11,819,077
Less: accumulated depreciation and amortization	(3,171,544)	(3,028,645)
Investment in real estate, net	9,056,628	8,790,432
Ground lease right-of-use asset	7,459	7,464
Cash and cash equivalents	271,043	335,905
Tenant receivables	9,987	13,127
Deferred rent receivables	115,949	115,148
Acquired lease intangible assets, net	3,816	4,168
Interest rate contract assets	178,921	15,473
Investment in unconsolidated Fund	47,955	46,594
Other assets	14,802	25,721
Total Assets	$9,706,560	$9,354,032

Liabilities
Secured notes payable and revolving credit facility, net	$5,188,902	$5,012,076
Ground lease liability	10,853	10,860
Interest payable, accounts payable and deferred revenue	130,450	145,460
Security deposits	59,216	55,285
Acquired lease intangible liabilities, net	38,192	24,710
Interest rate contract liabilities	766	69,930
Dividends payable	49,230	49,158
Total liabilities	5,477,609	5,367,479

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,784,137 and 175,529,133 outstanding at June 30, 2022 and December 31, 2021, respectively	1,758	1,755
Additional paid-in capital	3,492,864	3,488,886
Accumulated other comprehensive income (loss)	124,770	(38,774)
Accumulated deficit	(1,084,346)	(1,035,798)
Total Douglas Emmett, Inc. stockholders' equity	2,535,046	2,416,069
Noncontrolling interests	1,693,905	1,570,484
Total equity	4,228,951	3,986,553
Total Liabilities and Equity	$9,706,560	$9,354,032

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
Office rental
Rental revenues and tenant recoveries	$180,097	$173,757	$360,524	$341,936
Parking and other income	25,580	18,169	48,293	36,633
Total office revenues	205,677	191,926	408,817	378,569

Multifamily rental
Rental revenues	37,950	27,972	69,178	55,055
Parking and other income	3,343	5,108	7,857	7,677
Total multifamily revenues	41,293	33,080	77,035	62,732

Total revenues	246,970	225,006	485,852	441,301

Operating Expenses
Office expenses	69,979	63,541	137,353	125,719
Multifamily expenses	11,895	9,251	22,068	18,562
General and administrative expenses	11,661	9,558	22,901	19,129
Depreciation and amortization	93,947	93,900	183,312	186,697
Total operating expenses	187,482	176,250	365,634	350,107

Other income	474	1,329	841	1,680
Other expenses	(179)	(454)	(362)	(617)
Income from unconsolidated Fund	318	286	565	453
Interest expense	(36,264)	(35,935)	(71,166)	(71,140)
Net income	23,837	13,982	50,096	21,570
Net loss (income) attributable to noncontrolling interests	537	2,215	(208)	6,228
Net income attributable to common stockholders	$24,374	$16,197	$49,888	$27,798

Net income per common share – basic and diluted	$0.14	$0.09	$0.28	$0.16

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$23,837	$13,982	$50,096	$21,570
Other comprehensive income: cash flow hedges	59,842	4,397	234,276	80,866
Comprehensive income	83,679	18,379	284,372	102,436
Comprehensive (income) loss attributable to noncontrolling interests	(17,564)	1,805	(70,940)	(19,948)
Comprehensive income attributable to common stockholders	$66,115	$20,184	$213,432	$82,488

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021

Shares of Common Stock	Beginning balance	175,772	175,471	175,529	175,464
	Exchange of OP Units for common stock	12	—	255	7
	Ending balance	175,784	175,471	175,784	175,471

Common Stock	Beginning balance	$1,758	$1,755	$1,755	$1,755
	Exchange of OP units for common stock	—	—	3	—
	Ending balance	$1,758	$1,755	$1,758	$1,755

Additional Paid-in Capital	Beginning balance	$3,492,659	$3,487,948	$3,488,886	$3,487,887
	Exchange of OP Units for common stock	212	2	4,153	111
	Repurchase of OP Units with cash	(7)	—	(175)	(48)
	Ending balance	$3,492,864	$3,487,950	$3,492,864	$3,487,950

AOCI	Beginning balance	$83,029	$(97,332)	$(38,774)	$(148,035)
	Cash flow hedge adjustments	41,741	3,987	163,544	54,690
	Ending balance	$124,770	$(93,345)	$124,770	$(93,345)

Accumulated Deficit	Beginning balance	$(1,059,499)	$(942,046)	$(1,035,798)	$(904,516)
	Net income attributable to common stockholders	24,374	16,197	49,888	27,798
	Dividends	(49,221)	(49,133)	(98,436)	(98,264)
	Ending balance	$(1,084,346)	$(974,982)	$(1,084,346)	$(974,982)

Noncontrolling Interests	Beginning balance	$1,607,750	$1,570,200	$1,570,484	$1,558,928
	Net (loss) income attributable to noncontrolling interests	(537)	(2,215)	208	(6,228)
	Cash flow hedge adjustments	18,101	410	70,732	26,176
	Contributions	81,000	—	81,000	—
	Distributions	(15,334)	(13,745)	(30,727)	(27,469)
	Exchange of OP Units for common stock	(212)	(2)	(4,156)	(111)
	Repurchase of OP Units with cash	(10)	—	(155)	(57)
	Stock-based compensation	3,147	3,106	6,519	6,515
	Ending balance	$1,693,905	$1,557,754	$1,693,905	$1,557,754

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021

Total Equity	Beginning balance	$4,125,697	$4,020,525	$3,986,553	$3,996,019
	Net income	23,837	13,982	50,096	21,570
	Cash flow hedge adjustments	59,842	4,397	234,276	80,866
	Repurchase of OP Units with cash	(17)	—	(330)	(105)
	Contributions	81,000	—	81,000	—
	Dividends	(49,221)	(49,133)	(98,436)	(98,264)
	Distributions	(15,334)	(13,745)	(30,727)	(27,469)
	Stock-based compensation	3,147	3,106	6,519	6,515
	Ending balance	$4,228,951	$3,979,132	$4,228,951	$3,979,132

Dividends declared per common share		$0.28	$0.28	$0.56	$0.56

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$50,096	$21,570
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(565)	(453)
Depreciation and amortization	183,312	186,697
Net accretion of acquired lease intangibles	(4,707)	(5,505)
Straight-line rent	(801)	(894)
Loan premium amortized and written off	(228)	(228)
Deferred loan costs amortized and written off	3,980	4,192
Amortization of stock-based compensation	4,890	5,041
Operating distributions from unconsolidated Fund	558	450
Change in working capital components:
Tenant receivables	3,140	2,604
Interest payable, accounts payable and deferred revenue	2,437	2,439
Security deposits	2,619	(2,993)
Other assets	10,759	8,918
Net cash provided by operating activities	255,490	221,838

Investing Activities
Capital expenditures for improvements to real estate	(70,611)	(53,862)
Capital expenditures for developments	(45,860)	(105,852)
Insurance recoveries for damage to real estate	1,106	1,297
Property acquisition	(330,470)	—
Capital distributions from unconsolidated Fund	1,022	256
Net cash used in investing activities	(444,813)	(158,161)

Financing Activities
Proceeds from borrowings	220,000	420,000
Repayment of borrowings	(45,407)	(195,389)
Loan cost payments	(1,674)	(3,904)
Purchase of interest rate caps	(481)	—
Proceeds from sale of interest rate cap	444	—
Contributions from noncontrolling interests in consolidated JVs	81,000	—
Distributions paid to noncontrolling interests	(30,727)	(27,469)
Dividends paid to common stockholders	(98,364)	(98,261)
Repurchase of OP Units	(330)	(105)
Net cash provided by financing activities	124,461	94,872

(Decrease) increase in cash and cash equivalents and restricted cash	(64,862)	158,549
Cash and cash equivalents and restricted cash - beginning balance	336,006	172,517
Cash and cash equivalents and restricted cash - ending balance	$271,144	$331,066

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	June 30, 2022	June 30, 2021

Cash and cash equivalents	$271,043	$330,934
Restricted cash	101	132
Cash and cash equivalents and restricted cash	$271,144	$331,066

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2022	2021

Cash paid for interest, net of capitalized interest	$67,385	$67,215
Capitalized interest paid	$5,443	$3,846

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$19,456	$38,684
Capitalized stock-based compensation for improvements to real estate and developments	$1,629	$1,474
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$39,544	$41,419
Removal of fully amortized acquired lease intangible assets	$1,154	$112
Removal of fully accreted acquired lease intangible liabilities	$5,541	$11,097

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$203,769	$44,219
Gain (loss) recorded in AOCI - unconsolidated Fund's derivatives (our share)	$2,373	$(1)
Dividends declared	$98,436	$98,264
Exchange of OP Units for common stock	$4,156	$111

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
At June 30, 2022, our Consolidated Portfolio consisted of (i) a 17.8 million square foot office portfolio, (ii) 4,577 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at June 30, 2022, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of June 30, 2022, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
	69	71

Multifamily
Wholly-owned properties	11	11
Consolidated JV properties	2	2
	13	13

Total	82	84

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JV's, was $3.41 billion as of June 30, 2022 and December 31, 2021. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2022, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.94 billion (of which $3.58 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.88 billion (of which $1.81 billion related to debt).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by:
•$0.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and
•$0.2 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

We restored accrual basis accounting for certain tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $1.7 million for the three months ended June 30, 2022.

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

Office parking revenues were:
•$21.5 million and $16.2 million for the three months ended June 30, 2022 and 2021, respectively, and
•$40.5 million and $31.1 million for the six months ended June 30, 2022 and 2021, respectively.

Office parking receivables, which are included in Tenant receivables in our consolidated balance sheets, were:
•$1.0 million as of June 30, 2022, and
•$0.8 million as of December 31, 2021.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	June 30, 2022	December 31, 2021

Land	$1,172,907	$1,150,821
Buildings and improvements(1)	9,775,617	9,344,087
Tenant improvements and lease intangibles	954,257	935,639
Property under development(1)	325,391	388,530
Investment in real estate, gross	$12,228,172	$11,819,077
__________________________________________________________________________________
(1) During the six months ended June 30, 2022, Property under development balances transferred to Building and improvements for real estate placed into service was $94.7 million.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Acquisition of 1221 Ocean Avenue

On April 26, 2022, we paid $330.0 million, excluding acquisition costs, to acquire a luxury multifamily apartment building with 120 units, located at 1221 Ocean Avenue in Santa Monica. We acquired the property through a new consolidated JV that we manage and in which we own a 55% interest. We accounted for the acquisition as an asset acquisition and the acquired property's operating results are included in our consolidated operating results from the date of acquisition. The table below summarizes the purchase price allocation for the acquisition. The contract price and the purchase price allocation total in the table below differ due to acquisition costs, prorations and similar adjustments:

(In thousands)	Purchase Price Allocation

Land	$22,086
Buildings and improvements	319,666
Tenant improvements and lease intangibles	8,879
Acquired below-market leases	(18,542)
Other liabilities assumed	(1,619)
Net assets and liabilities acquired	$330,470

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of June 30, 2022, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was:
•$183 thousand for each of the three month periods ended June 30, 2022 and 2021, and
•$365 thousand for each of the six month periods ended June 30, 2022 and 2021.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2022:

Twelve months ending June 30:	(In thousands)

2023	$733
2024	733
2025	733
2026	733
2027	733
Thereafter	43,612
Total future minimum lease payments	$47,277

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2022	December 31, 2021

Above-market tenant leases	$5,252	$6,406
Above-market tenant leases - accumulated amortization	(2,322)	(3,132)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(266)	(258)
Acquired lease intangible assets, net	$3,816	$4,168

Below-market tenant leases	$71,209	$58,209
Below-market tenant leases - accumulated accretion	(33,017)	(33,499)
Acquired lease intangible liabilities, net	$38,192	$24,710

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$2,914	$2,395	$4,715	$5,513
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Total	$2,910	$2,391	$4,707	$5,505
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of June 30, 2022 and 2021, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
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

	Six Months Ended June 30,
(In thousands)	2022	2021

Operating distributions received	$558	$450
Capital distributions received	1,022	256
Total distributions received	$1,580	$706

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to Partnership X, and are based upon historical acquired book value:

(In thousands)	June 30, 2022	December 31, 2021

Total assets	$145,489	$139,171
Total liabilities	$118,258	$117,668
Total equity	$27,231	$21,503

	Six Months Ended June 30,
(In thousands)	2022	2021

Total revenues	$9,033	$8,211
Operating income	$2,789	$2,229
Net income	$1,446	$1,140

7. Other Assets

(In thousands)	June 30, 2022	December 31, 2021

Restricted cash	$101	$101
Prepaid expenses	4,742	15,936
Indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,448	2,499
Other	5,523	5,197
Total other assets	$14,802	$25,721

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2022	Principal Balance as of December 31, 2021	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(3)(5)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(6)	6/1/2038	28,918	29,325	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,411,318	3,411,725

Consolidated JVs
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(8)	5/15/2027	450,000	450,000	LIBOR + 1.35%	3.04%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Term loan(3)(9)	4/26/2029	175,000	—	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(10)		5,221,318	5,046,725
Unamortized loan premium, net(11)		3,779	4,007
Unamortized deferred loan costs, net(12)		(36,195)	(38,656)
Total Consolidated Debt, net		$5,188,902	$5,012,076
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
(2)Effective rate as of June 30, 2022. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR or SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The swaps expired on June 1, 2022.
(5)The effective rate decreased from 3.42% to 2.66% on January 1, 2022 when a new swap replaced old swaps that expired.
(6)Requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(8)The effective rate will decrease to 2.26% on July 1, 2022 when new swaps replace existing swaps that will expire.
(9)We closed this loan during the second quarter of 2022 in connection with the acquisition of a residential property, see Note 3.
(10)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(11)Balances are net of accumulated amortization of $3.4 million and $3.2 million at June 30, 2022 and December 31, 2021, respectively.
(12)Balances are net of accumulated amortization of $50.0 million and $46.3 million at June 30, 2022 and December 31, 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2022	Principal Balance as of December 31, 2021

Aggregate swapped to fixed rate loans	$4,642,400	$5,017,400
Aggregate fixed rate loans	28,918	29,325
Aggregate floating rate loans	550,000	—
Total Debt	$5,221,318	$5,046,725

The table below summarizes certain consolidated debt statistics as of June 30, 2022:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.67
Weighted average remaining life (including extension options)	5.0 years
Weighted average remaining fixed interest period	2.9 years
Weighted average annual interest rate	2.89%

Future Principal Payments

At June 30, 2022, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending June 30:	Including Maturity Extension Options(1)

(In thousands)

2023	$843
2024	881
2025	838,322
2026	965
2027	2,416,010
Thereafter	1,964,297
Total future principal payments	$5,221,318
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Loan premium amortized and written off	$(115)	$(115)	$(228)	$(228)
Deferred loan costs amortized and written off	1,968	2,171	3,980	4,192
Loan costs expensed	—	35	—	35
Total	$1,853	$2,091	$3,752	$3,999

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2022	December 31, 2021

Interest payable	$12,278	$12,254
Accounts payable and accrued liabilities	76,887	83,150
Deferred revenue	41,285	50,056
Total interest payable, accounts payable and deferred revenue	$130,450	$145,460

10. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt and to satisfy certain lender requirements. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply or we elect to not apply hedge accounting. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 8 regarding our debt and our consolidated JVs' debt that is hedged.

Derivative Summary

The table below summarizes our derivative contracts as of June 30, 2022:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(4)(6)	33	$4,642,400
Unconsolidated Fund's derivatives - swaps(3)(4)(6)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(4)(5)(6)	5	$1,100,000
___________________________________________________
(1)The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.
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
(5)Includes four interest rate caps purchased with a notional amount of $550.0 million and one interest rate cap sold with a notional amount of $550.0 million.
(6)See Note 13 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of June 30, 2022, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' interest rate swaps, or our Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2022	December 31, 2021

Consolidated derivatives(1)	$121	$77,760
Unconsolidated Fund's derivatives(2)	$—	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)Our unconsolidated Fund did not have any derivatives in a liability position during the periods presented. For more information about our Fund, including our equity interest percentage, see Note 6.

Counterparty Credit Risk

We are subject to credit risk from the counterparties on our interest rate swap and cap contract assets because we do not receive collateral. We seek to minimize that risk by entering into agreements with a variety of counterparties with investment grade ratings. The fair value of our interest rate swap and cap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2022	December 31, 2021

Consolidated derivatives(1)	$178,125	$14,927
Unconsolidated Fund's derivatives(2)	$9,561	$1,889
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2022	2021
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$203,769	$44,219
Losses reclassified from AOCI to Interest Expense(1)	$28,061	$36,602
Interest Expense presented in the consolidated statements of operations	$(71,166)	$(71,140)
Unconsolidated Fund's derivative (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$2,373	$(1)
Losses reclassified from AOCI to Income from unconsolidated Fund(1)	$73	$46
Income from unconsolidated Fund presented in the consolidated statements of operations	$565	$453
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense	$38	$—
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Future Reclassifications from AOCI

At June 30, 2022, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$67,741
Unconsolidated Fund's derivative (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$875
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Six Months Ended June 30, 2022
•We acquired 255 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 10 thousand OP Units for $330 thousand in cash.
•We acquired a multifamily apartment building through a new consolidated JV that we manage and in which we own a 55% interest. See Note 3 for more information regarding the property we purchased. We contributed $99.0 million to the JV and an outside investor contributed $81.0 million to the JV.

During the Six Months Ended June 30, 2021
•We acquired 7 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 4 thousand OP Units for $105 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of June 30, 2022, noncontrolling interests in our Operating Partnership owned 30.8 million OP Units and fully-vested LTIP Units, which represented approximately 15% of our Operating Partnership's total outstanding interests, and we owned 175.8 million OP Units (to match our 175.8 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2022	2021

Net income attributable to common stockholders	$49,888	$27,798

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	4,156	111
Repurchase of OP Units from noncontrolling interests	(175)	(48)
Net transfers from noncontrolling interests	3,981	63

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$53,869	$27,861

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2022	2021

Accumulated Other Comprehensive Loss - Beginning balance	$(38,774)	$(148,035)
Consolidated derivatives:
Other comprehensive income before reclassifications	203,769	44,219
Reclassification of losses from AOCI to Interest Expense	28,061	36,602
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	2,373	(1)
Reclassification of losses from AOCI to Income from unconsolidated Fund	73	46
Net current period OCI	234,276	80,866
OCI attributable to noncontrolling interests	(70,732)	(26,176)
OCI attributable to common stockholders	163,544	54,690

Accumulated Other Comprehensive Income (Loss) - Ending balance	$124,770	$(93,345)
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund.

Equity Compensation

On June 2, 2016, the Douglas Emmett 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), became effective after receiving stockholder approval, superseding our prior plan, the Douglas Emmett 2006 Omnibus Stock Incentive Plan (the "2006 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Grants after June 2, 2016 were awarded under the 2016 Plan, while grants prior to that date were awarded under the 2006 Plan. Both plans are administered by the compensation committee of our board of directors. The table below presents our stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Stock-based compensation expense, net	$2,309	$2,347	$4,890	$5,041
Capitalized stock-based compensation	$838	$759	$1,629	$1,474

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (In thousands):
Net income attributable to common stockholders	$24,374	$16,197	$49,888	$27,798
Allocation to participating securities: Unvested LTIP Units	(222)	(215)	(448)	(435)
Net income attributable to common stockholders - basic and diluted	$24,152	$15,982	$49,440	$27,363

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,784	175,471	175,720	175,468

Net income per common share - basic and diluted	$0.14	$0.09	$0.28	$0.16
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

OP Units	29,346	28,194	29,356	28,199
Vested LTIP Units	1,492	1,885	1,542	1,878

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

As of June 30, 2022, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	June 30, 2022	December 31, 2021

Fair value	$5,192,628	$5,017,494
Carrying value	$5,225,097	$5,050,732

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

(In thousands)	June 30, 2022	December 31, 2021

Fair value	$7,265	$8,861
Carrying value	$10,853	$10,860

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

(In thousands)	June 30, 2022	December 31, 2021
Derivative Assets:
Fair value - consolidated derivatives(1)	$178,921	$15,473
Fair value - unconsolidated Fund's derivatives(2)	$9,406	$1,963

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$766	$69,930
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Office Segment
Total office revenues	$205,677	$191,926	$408,817	$378,569
Office expenses	(69,979)	(63,541)	(137,353)	(125,719)
Office segment profit	135,698	128,385	271,464	252,850

Multifamily Segment
Total multifamily revenues	41,293	33,080	77,035	62,732
Multifamily expenses	(11,895)	(9,251)	(22,068)	(18,562)
Multifamily segment profit	29,398	23,829	54,967	44,170

Total profit from all segments	$165,096	$152,214	$326,431	$297,020

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total profit from all segments	$165,096	$152,214	$326,431	$297,020
General and administrative expenses	(11,661)	(9,558)	(22,901)	(19,129)
Depreciation and amortization	(93,947)	(93,900)	(183,312)	(186,697)
Other income	474	1,329	841	1,680
Other expenses	(179)	(454)	(362)	(617)
Income from unconsolidated Fund	318	286	565	453
Interest expense	(36,264)	(35,935)	(71,166)	(71,140)
Net income	23,837	13,982	50,096	21,570
Net loss (income) attributable to noncontrolling interests	537	2,215	(208)	6,228
Net income attributable to common stockholders	$24,374	$16,197	$49,888	$27,798

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at June 30, 2022:

Twelve months ending June 30:	(In thousands)

2023	$625,674
2024	530,668
2025	425,464
2026	331,284
2027	253,918
Thereafter	704,009
Total future minimum base rentals(1)	$2,871,017
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2022 and 2021, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Derivative Counterparty Credit Risk

We are subject to credit risk with respect to our derivative counterparties. We do not post or receive collateral with respect to our derivative transactions. Our derivative contracts do not provide for right of offset between derivative contracts. See Note 10 for the details of our interest rate contracts. We seek to minimize our credit risk by entering into agreements with a variety of counterparties with investment grade ratings.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Consolidated Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of June 30, 2022, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of June 30, 2022, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of June 30, 2022, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $53.8 million.

Other Contractual Commitments

As of June 30, 2022, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $31.9 million.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2022, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swap were $4.2 million. As of June 30, 2022, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the six months ended June 30, 2022, our results of operations were impacted by the COVID-19 pandemic and capital transactions - see "Impacts of the COVID-19 Pandemic on our Business" and "Acquisitions, Financings, Developments and Repositionings" further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of June 30, 2022, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,752	18,137
Leased rate	87.5%	87.5%
Occupancy rate	83.8%	83.8%

Multifamily
Properties	13	13
Units	4,577	4,577
Leased rate	99.6%	99.6%
Occupied rate	97.7%	97.7%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.6 million square feet and 11 residential properties with 4,107 apartments. Through four consolidated JVs, we partially own 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel (the land parcels are not included in the number of Class A Properties).
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of June 30, 2022, we removed approximately 336,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Acquisitions, Financings, Developments and Repositionings" further below.

Revenues by Segment and Location

During the six months ended June 30, 2022, revenues from our Consolidated Portfolio were derived as follows:
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

Our results of operations for the three- and six-month periods ended June 30, 2022 generally compare favorably with the three- and six-month periods ended June 30, 2021, respectively, due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, higher tenant recoveries and higher parking income. We restored accrual basis accounting for certain tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $1.7 million for the three months ended June 30, 2022. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our office revenues by:
• $0.1 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and
• $0.2 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.
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

Acquisitions, Financings, Developments and Repositionings

Acquisitions
Acquisition of 1221 Ocean Avenue

On April 26, 2022, we paid $330.0 million, excluding acquisition costs, to acquire a luxury multifamily apartment building with 120 units, located at 1221 Ocean Avenue in Santa Monica. We acquired the property through a new consolidated JV that we manage and in which we own a 55% interest. We contributed $99.0 million to the JV and an outside investor contributed $81.0 million to the JV. The JV partly financed the acquisition with a $175.0 million secured, non-recourse interest-only term loan that matures in April 2029. We swap-fixed the interest rate on the loan at 3.90% using interest rate swaps, which expire in May 2026. The acquired property's results of operations are included in our consolidated operating results from the date of acquisition. See Note 3 to our consolidated financial statements in Item 1 of this Report for the purchase price allocation.

Financings
During the first quarter of 2022:
•Interest rate swaps which hedged a $300.0 million interest-only term loan for one of our consolidated wholly- owned subsidiaries expired, and were replaced with an interest rate swap that reduced the term-loan swap-fixed interest rate to 2.66% from 3.42%.

During the second quarter of 2022:

•A new consolidated JV that we manage and in which we own a fifty-five percent interest partly financed the purchase of a residential property with a new term loan, see "Acquisitions" above.
•Interest rate swaps that hedged a $550.0 million floating-rate term loan that matures in June 2027 expired on June 1, 2022.
See Notes 3, 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions, debt and derivatives, respectively.

Developments
•Residential High-Rise Tower, Brentwood, California - "The Landmark Los Angeles"
In West Los Angeles, we completed the construction of a 34-story high-rise apartment building with 376 apartments. The tower was built on a site that is directly adjacent to a 394 thousand square foot office building, a one acre park, and a 712 unit residential property, all of which we own. During the second quarter of 2022, we commenced placing the units into service as they became available for occupancy.
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of June 30, 2022, we had delivered sixty-percent of the planned units and leased all of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.
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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the six months ended June 30, 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs. The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Six Months Ended	Year Ended December 31,
	June 30, 2022	2021	2020	2019	2018

Average straight-line rental rate(1)(2)	$47.12	$44.99	$45.26	$49.65	$48.77
Annualized lease transaction costs(3)	$5.95	$4.77	$5.11	$6.02	$5.80

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

Office Rent Roll

Our office rent roll continued to be adversely impacted by the COVID-19 pandemic during the six months ended June 30, 2022. The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Six Months Ended June 30, 2022

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$48.60	$45.99	(5.4)%
Straight-line Rent	$44.11	$47.12	6.8%

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

Multifamily Rental Rates

Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020, but improved in 2021 and the six months ended June 30, 2022. The table below presents the average annual rental rate per leased unit for new tenants:

	Six Months Ended	Year Ended December 31,
	June 30, 2022	2021	2020	2019	2018

Average annual rental rate - new tenants(1)	$30,491	$29,837	$28,416	$28,350	$27,542

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
(iii) the average for six months ended June 30, 2022 increased from 2021 because we acquired 1221 Ocean Avenue and new units at our Landmark Los Angeles development were placed into service, and the rental rates for the respective properties were higher than the average in our portfolio. See "Acquisitions, Financings, Developments and Repositionings" for more information regarding the respective properties.

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2022 (new tenants and existing tenants undergoing annual rent review) was 7.4% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the six months ended June 30, 2022. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, but improved in 2021 and the six months ended June 30, 2022. The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2022	2021	2020	2019	2018

Office portfolio	83.8%	84.9%	87.4%	91.4%	90.3%
Multifamily portfolio(2)	97.7%	98.0%	94.2%	95.2%	97.0%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	June 30, 2022	2021	2020	2019	2018

Office portfolio	84.4%	85.7%	89.5%	90.7%	89.4%
Multifamily portfolio(2)	97.9%	96.8%	94.2%	96.5%	96.6%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our multifamily portfolio Occupancy Rate was impacted by our acquisition of the 1221 Ocean Avenue property and new units placed into service at our Landmark Los Angeles development in the second quarter of 2022, our acquisition of The Glendon property in 2019, and new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of June 30, 2022, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2019, 2020, and 2021 with the same remaining duration as the leases for the labeled year had at June 30, 2022. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended June 30, 2022 to three months ended June 30, 2021
Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, higher parking income, a multifamily property we acquired, and new units from our multifamily development projects.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$180,097	$173,757	$6,340	3.6%	The increase was primarily due to better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office parking and other income	$25,580	$18,169	$7,411	40.8%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$41,293	$33,080	$8,213	24.8%	The increase was primarily due to: (i) an increase in rental revenues from higher occupancy, higher rental rates and better collections, (ii) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) new units at our Bishop Place development project in Hawaii.

Operating expenses

Office rental expenses	$69,979	$63,541	$(6,438)	(10.1)%	The increase was primarily due to an increase in utility, janitorial, personnel, parking, insurance, and repairs and maintenance expenses. The increase was partly offset by a decrease in office rental expenses at our Bishop Place development project in Hawaii.
Multifamily rental expenses	$11,895	$9,251	$(2,644)	(28.6)%	The increase was primarily due to: (i) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, (ii) an increase in utility and personnel expenses, and (iii) rental expenses from our new units at our Bishop Place development project in Hawaii.
General and administrative expenses	$11,661	$9,558	$(2,103)	(22.0)%	The increase was primarily due to an increase in personnel and advocacy expenses.
Depreciation and amortization	$93,947	$93,900	$(47)	(0.1)%	The increase was primarily due to depreciation from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, partly offset by: (i) accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii and (ii) lower depreciation and amortization for our other properties.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$474	$1,329	$(855)	(64.3)%	The decrease was primarily due to recoveries of transaction fees in the comparable period.
Other expenses	$(179)	$(454)	$275	60.6%	The decrease was primarily due to transaction expenses in the comparable period.
Income from unconsolidated Fund	$318	$286	$32	11.2%	The increase was due to an increase in the net income of Partnership X, which was primarily due to better collections and higher parking income.
Interest expense	$(36,264)	$(35,935)	$(329)	(0.9)%	The increase was primarily due to higher debt, partly offset by an increase in interest capitalized related to development activity and a decrease in loan costs.

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021
Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, higher tenant recoveries and parking income, a multifamily property we acquired, and new units from our multifamily development projects.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$360,524	$341,936	$18,588	5.4%	The increase was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) an increase in tenant recoveries. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office parking and other income	$48,293	$36,633	$11,660	31.8%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$77,035	$62,732	$14,303	22.8%	The increase was primarily due to: (i) an increase in rental revenues from higher occupancy, higher rental rates and better collections, (ii) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) new units at our Bishop Place development project in Hawaii.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$137,353	$125,719	$(11,634)	(9.3)%	The increase was primarily due to an increase in utility, janitorial, personnel, parking, insurance, and repairs and maintenance expenses. The increase was partly offset by a decrease in office rental expenses at our Bishop Place development project in Hawaii.
Multifamily rental expenses	$22,068	$18,562	$(3,506)	(18.9)%	The increase was primarily due to: (i) an increase in utility and personnel expenses, (ii) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) rental expenses from our new units at our Bishop Place development project in Hawaii. The increase was partly offset by a decrease in property taxes for a property that was impacted by fire damage in 2020.
General and administrative expenses	$22,901	$19,129	$(3,772)	(19.7)%	The increase was primarily due to an increase in personnel and advocacy expenses.
Depreciation and amortization	$183,312	$186,697	$3,385	1.8%	The decrease was primarily due to accelerated depreciation in the comparable period for our Bishop Place development project in Hawaii.
Non-Operating Income and Expenses
Other income	$841	$1,680	$(839)	(49.9)%	The decrease was primarily due to recoveries of transaction fees in the comparable period.
Other expenses	$(362)	$(617)	$255	41.3%	The decrease was primarily due to transaction expenses in the comparable period.
Income from unconsolidated Fund	$565	$453	$112	24.7%	The increase was due to an increase in the net income of Partnership X, which was primarily due to better collections and higher parking income.
Interest expense	$(71,166)	$(71,140)	$(26)	—%	The increase was primarily due to higher debt, partly offset by an increase in interest capitalized related to development activity and a decrease in loan costs.

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

Comparison of three months ended June 30, 2022 to three months ended June 30, 2021
For the three months ended June 30, 2022, FFO increased by $8.7 million, or 9.0%, to $105.2 million, compared to $96.5 million for the three months ended June 30, 2021. The increase was primarily due to an increase in revenues from our office and multifamily portfolios. The increase in revenues from our office portfolio was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) an increase in parking income. The increase in revenues from our multifamily portfolio was primarily due to: (i) an increase in rental revenues from higher occupancy, higher rental rates and better collections, (ii) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) new units at our Bishop Place development project in Hawaii.

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021
For the six months ended June 30, 2022, FFO increased by $22.5 million, or 12.1%, to $209.0 million, compared to $186.5 million for the six months ended June 30, 2021. The increase was primarily due to an increase in revenues from our office and multifamily portfolios. The increase in revenues from our office portfolio was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, (ii) higher tenant recoveries and (iii) an increase in parking income. The increase in revenues from our multifamily portfolio was primarily due to: (i) an increase in rental revenues from higher occupancy, higher rental rates and better collections, (ii) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) new units at our Bishop Place development project in Hawaii.

Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net income attributable to common stockholders	$24,374	$16,197	$49,888	$27,798
Depreciation and amortization of real estate assets	93,947	93,900	183,312	186,697
Net income (loss) attributable to noncontrolling interests	(537)	(2,215)	208	(6,228)
Adjustments attributable to unconsolidated Fund(1)	702	692	1,396	1,400
Adjustments attributable to consolidated JVs(2)	(13,262)	(12,061)	(25,817)	(23,217)
FFO	$105,224	$96,513	$208,987	$186,450

________________________________________________________________
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

Comparison of three months ended June 30, 2022 to three months ended June 30, 2021

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented reflect 100% (not our pro-rata share). Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, and higher parking income.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$203,019	$190,590	$12,429	6.5%
The increase was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) higher parking income. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.

Office expenses	(68,827)	(61,677)	(7,150)	(11.6)%	The increase was primarily due to an increase in utility, janitorial, personnel, parking, insurance, and repairs and maintenance expenses.
Office NOI	134,192	128,913	5,279	4.1%

Multifamily revenues	28,503	25,658	2,845	11.1%	The increase was primarily due to an increase in rental revenues due to higher occupancy, higher rental rates and better collections.
Multifamily expenses	(8,726)	(7,805)	(921)	(11.8)%	The increase was primarily due to an increase in personnel and utility expenses.
Multifamily NOI	19,777	17,853	1,924	10.8%

Total NOI	$153,969	$146,766	$7,203	4.9%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended June 30,
(In thousands)	2022	2021

Same Property NOI	$153,969	$146,766
Non-comparable office revenues	2,658	1,336
Non-comparable office expenses	(1,152)	(1,864)
Non-comparable multifamily revenues	12,790	7,422
Non-comparable multifamily expenses	(3,169)	(1,446)
NOI	165,096	152,214
General and administrative expenses	(11,661)	(9,558)
Depreciation and amortization	(93,947)	(93,900)
Other income	474	1,329
Other expenses	(179)	(454)
Income from unconsolidated Fund	318	286
Interest expense	(36,264)	(35,935)
Net income	23,837	13,982
Net loss attributable to noncontrolling interests	537	2,215
Net income attributable to common stockholders	$24,374	$16,197

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented include 100% (not our pro-rata share). Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections, lower write-offs of uncollectible receivables, and an increase in tenant recoveries and parking income.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$403,038	$374,122	$28,916	7.7%
The increase was primarily due to: (i) better collections, a decrease in write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, (ii) an increase in tenant recoveries, and (iii) an increase in parking income. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.

Office expenses	(135,004)	(122,138)	(12,866)	(10.5)%	The increase was primarily due to an increase in utility, janitorial, personnel, parking, insurance and repairs and maintenance expenses.
Office NOI	268,034	251,984	16,050	6.4%

Multifamily revenues	56,061	50,601	5,460	10.8%	The increase was primarily due to an increase in rental revenues due to higher occupancy and rental rates and better collections.
Multifamily expenses	(17,286)	(15,565)	(1,721)	(11.1)%	The increase was primarily due to an increase in personnel and utility expenses.
Multifamily NOI	38,775	35,036	3,739	10.7%

Total NOI	$306,809	$287,020	$19,789	6.9%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Six Months Ended June 30,
(In thousands)	2022	2021
Same Property NOI	$306,809	$287,020
Non-comparable office revenues	5,779	4,447
Non-comparable office expenses	(2,349)	(3,581)
Non-comparable multifamily revenues	20,974	12,131
Non-comparable multifamily expenses	(4,782)	(2,997)
NOI	326,431	297,020
General and administrative expenses	(22,901)	(19,129)
Depreciation and amortization	(183,312)	(186,697)
Other income	841	1,680
Other expenses	(362)	(617)
Income from unconsolidated Fund	565	453
Interest expense	(71,166)	(71,140)
Net income	50,096	21,570
Net (income) loss attributable to noncontrolling interests	(208)	6,228
Net income attributable to common stockholders	$49,888	$27,798

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects and dividends and distributions. During the six months ended June 30, 2022, we generated cash from operations of $255.5 million. As of June 30, 2022, we had $271.0 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

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

We only use property level, non-recourse debt. As of June 30, 2022, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.

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

Off-Balance Sheet Arrangements

Partnership X Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2022, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic.

	Six Months Ended June 30,		Increase (Decrease) In Cash
	2022	2021		%
	(In thousands)

Net cash provided by operating activities(1)	$255,490	$221,838	$33,652	15.2%
Net cash used in investing activities(2)	$(444,813)	$(158,161)	$(286,652)	(181.2)%
Net cash provided by financing activities(3)	$124,461	$94,872	$29,589	(31.2)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities of $33.7 million was primarily due to an increase in revenues from our office and multifamily portfolios. The increase in revenues from our office portfolio was primarily due to: (i) better collections, (ii) higher tenant recoveries, and (iii) an increase in parking income. The increase in revenues from our multifamily portfolio was primarily due to: (i) an increase in rental revenues from higher occupancy, higher rental rates and better collections, (ii) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter, and (iii) new units at our Bishop Place development project in Hawaii.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $286.7 million was primarily due to a property acquisition of $330.5 million and an increase in capital expenditures for improvements to real estate of $16.7 million, partly offset by an decrease in capital expenditures for developments of $60.0 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $29.6 million was primarily due to contributions from noncontrolling interests in consolidated JVs of $81.0 million, partly offset by a decrease in net borrowings of $50.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of June 30, 2022, the interest rates for 90% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. Our use of interest rate swaps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. The interest expense for our floating rate borrowings that are not hedged would increase by $2.8 million per year for every fifty basis point increase in the related benchmark interest rate.

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

Item 4.  Controls and Procedures

As of June 30, 2022, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	August 5, 2022	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 5, 2022	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO