Form 10-Q
period 2022-09-30
Douglas Emmett Inc
filed 2022-11-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 28, 2022
Common Stock, $0.01 par value per share	175,788,905	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expenses, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Defined terms used in this Report (continued):

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	September 30, 2022	December 31, 2021

Assets
Investment in real estate, gross	$12,265,460	$11,819,077
Less: accumulated depreciation and amortization	(3,251,032)	(3,028,645)
Investment in real estate, net	9,014,428	8,790,432
Ground lease right-of-use asset	7,458	7,464
Cash and cash equivalents	281,008	335,905
Tenant receivables	8,971	13,127
Deferred rent receivables	116,028	115,148
Acquired lease intangible assets, net	3,671	4,168
Interest rate contract assets	286,890	15,473
Investment in unconsolidated Fund	48,758	46,594
Other assets	38,523	25,721
Total Assets	$9,805,735	$9,354,032

Liabilities
Secured notes payable and revolving credit facility, net	$5,190,605	$5,012,076
Ground lease liability	10,852	10,860
Interest payable, accounts payable and deferred revenue	159,858	145,460
Security deposits	61,105	55,285
Acquired lease intangible liabilities, net	34,704	24,710
Interest rate contract liabilities	1,647	69,930
Dividends payable	49,231	49,158
Total liabilities	5,508,002	5,367,479

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,788,827 and 175,529,133 outstanding at September 30, 2022 and December 31, 2021, respectively	1,758	1,755
Additional paid-in capital	3,492,943	3,488,886
Accumulated other comprehensive income (loss)	199,649	(38,774)
Accumulated deficit	(1,110,611)	(1,035,798)
Total Douglas Emmett, Inc. stockholders' equity	2,583,739	2,416,069
Noncontrolling interests	1,713,994	1,570,484
Total equity	4,297,733	3,986,553
Total Liabilities and Equity	$9,805,735	$9,354,032

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Office rental
Rental revenues and tenant recoveries	$182,011	$181,455	$542,535	$523,391
Parking and other income	25,916	22,401	74,209	59,034
Total office revenues	207,927	203,856	616,744	582,425

Multifamily rental
Rental revenues	41,057	29,878	110,235	84,933
Parking and other income	4,679	4,510	12,536	12,187
Total multifamily revenues	45,736	34,388	122,771	97,120

Total revenues	253,663	238,244	739,515	679,545

Operating Expenses
Office expenses	74,653	70,026	212,006	195,745
Multifamily expenses	13,661	9,666	35,729	28,228
General and administrative expenses	11,272	11,435	34,173	30,564
Depreciation and amortization	96,276	93,104	279,588	279,801
Total operating expenses	195,862	184,231	561,496	534,338

Other income	1,649	498	2,490	2,178
Other expenses	(199)	(147)	(561)	(764)
Income from unconsolidated Fund	356	260	921	713
Interest expense	(38,394)	(38,878)	(109,560)	(110,018)
Net income	21,213	15,746	71,309	37,316
Net loss attributable to noncontrolling interests	1,742	2,395	1,534	8,623
Net income attributable to common stockholders	$22,955	$18,141	$72,843	$45,939

Net income per common share – basic and diluted	$0.13	$0.10	$0.41	$0.26

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$21,213	$15,746	$71,309	$37,316
Other comprehensive income: cash flow hedges	108,352	19,585	342,628	100,451
Comprehensive income	129,565	35,331	413,937	137,767
Comprehensive income attributable to noncontrolling interests	(31,731)	(3,384)	(102,671)	(23,332)
Comprehensive income attributable to common stockholders	$97,834	$31,947	$311,266	$114,435

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021

Shares of Common Stock	Beginning balance	175,784	175,471	175,529	175,464
	Exchange of OP Units for common stock	5	15	260	22
	Ending balance	175,789	175,486	175,789	175,486

Common Stock	Beginning balance	$1,758	$1,755	$1,755	$1,755
	Exchange of OP units for common stock	—	—	3	—
	Ending balance	$1,758	$1,755	$1,758	$1,755

Additional Paid-in Capital	Beginning balance	$3,492,864	$3,487,950	$3,488,886	$3,487,887
	Exchange of OP Units for common stock	80	243	4,233	354
	Repurchase of OP Units with cash	(1)	(5)	(176)	(53)
	Ending balance	$3,492,943	$3,488,188	$3,492,943	$3,488,188

AOCI	Beginning balance	$124,770	$(93,345)	$(38,774)	$(148,035)
	Cash flow hedge adjustments	74,879	13,806	238,423	68,496
	Ending balance	$199,649	$(79,539)	$199,649	$(79,539)

Accumulated Deficit	Beginning balance	$(1,084,346)	$(974,982)	$(1,035,798)	$(904,516)
	Net income attributable to common stockholders	22,955	18,141	72,843	45,939
	Dividends	(49,220)	(49,136)	(147,656)	(147,400)
	Ending balance	$(1,110,611)	$(1,005,977)	$(1,110,611)	$(1,005,977)

Noncontrolling Interests	Beginning balance	$1,693,905	$1,557,754	$1,570,484	$1,558,928
	Net loss attributable to noncontrolling interests	(1,742)	(2,395)	(1,534)	(8,623)
	Cash flow hedge adjustments	33,473	5,779	104,205	31,955
	Contributions	—	—	81,000	—
	Distributions	(14,649)	(13,719)	(45,376)	(41,188)
	Exchange of OP Units for common stock	(80)	(243)	(4,236)	(354)
	Repurchase of OP Units with cash	(5)	(5)	(160)	(62)
	Stock-based compensation	3,092	3,096	9,611	9,611
	Ending balance	$1,713,994	$1,550,267	$1,713,994	$1,550,267

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021

Total Equity	Beginning balance	$4,228,951	$3,979,132	$3,986,553	$3,996,019
	Net income	21,213	15,746	71,309	37,316
	Cash flow hedge adjustments	108,352	19,585	342,628	100,451
	Repurchase of OP Units with cash	(6)	(10)	(336)	(115)
	Contributions	—	—	81,000	—
	Dividends	(49,220)	(49,136)	(147,656)	(147,400)
	Distributions	(14,649)	(13,719)	(45,376)	(41,188)
	Stock-based compensation	3,092	3,096	9,611	9,611
	Ending balance	$4,297,733	$3,954,694	$4,297,733	$3,954,694

Dividends declared per common share		$0.28	$0.28	$0.84	$0.84

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$71,309	$37,316
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(921)	(713)
Depreciation and amortization	279,588	279,801
Net accretion of acquired lease intangibles	(8,050)	(7,668)
Straight-line rent	(880)	(217)
Loan premium amortized and written off	(344)	(344)
Deferred loan costs amortized and written off	5,908	8,131
Amortization of stock-based compensation	7,156	7,358
Operating distributions from unconsolidated Fund	921	709
Change in working capital components:
Tenant receivables	4,156	5,240
Interest payable, accounts payable and deferred revenue	31,825	23,810
Security deposits	4,508	(2,420)
Other assets	(13,507)	(11,421)
Net cash provided by operating activities	381,669	339,582

Investing Activities
Capital expenditures for improvements to real estate	(111,495)	(83,863)
Capital expenditures for developments	(60,762)	(152,204)
Insurance recoveries for damage to real estate	4,274	2,895
Property acquisition	(330,470)	—
Capital distributions from unconsolidated Fund	1,454	779
Net cash used in investing activities	(496,999)	(232,393)

Financing Activities
Proceeds from borrowings	230,000	1,045,000
Repayment of borrowings	(55,614)	(775,587)
Loan cost payments	(1,620)	(9,828)
Purchase of interest rate caps	(481)	—
Proceeds from sale of interest rate cap	444	—
Contributions from noncontrolling interests in consolidated JVs	81,000	—
Distributions paid to noncontrolling interests	(45,376)	(41,188)
Dividends paid to common stockholders	(147,584)	(147,393)
Repurchase of OP Units	(336)	(115)
Net cash provided by financing activities	60,433	70,889

(Decrease) increase in cash and cash equivalents and restricted cash	(54,897)	178,078
Cash and cash equivalents and restricted cash - beginning balance	336,006	172,517
Cash and cash equivalents and restricted cash - ending balance	$281,109	$350,595

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	September 30, 2022	September 30, 2021

Cash and cash equivalents	$281,008	$350,494
Restricted cash	101	101
Cash and cash equivalents and restricted cash	$281,109	$350,595

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2022	2021

Cash paid for interest, net of capitalized interest	$103,666	$102,152
Capitalized interest paid	$7,357	$6,177

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$19,508	$27,718
Capitalized stock-based compensation for improvements to real estate and developments	$2,455	$2,253
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$57,177	$61,304
Removal of fully amortized acquired lease intangible assets	$1,221	$200
Removal of fully accreted acquired lease intangible liabilities	$9,831	$19,443

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$318,408	$44,262
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$3,777	$192
Dividends declared	$147,656	$147,400
Exchange of OP Units for common stock	$4,236	$354

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
At September 30, 2022, our Consolidated Portfolio consisted of (i) a 17.7 million square foot office portfolio, (ii) 4,610 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at September 30, 2022, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2022, our portfolio (not including two parcels of land from which we receive rent under ground leases), consisted of the following properties (including ancillary retail space):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JV's, was $3.41 billion as of September 30, 2022 and December 31, 2021. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2022, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.97 billion (of which $3.55 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.90 billion (of which $1.81 billion related to debt).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Charges for uncollectible office tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by:
•$0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and
•$0.3 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.

We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by:
•$1.6 million for the three months ended September 30, 2022, and
• $3.3 million for the nine months ended September 30, 2022.

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

Office parking revenues were:
•$22.1 million and $19.0 million for the three months ended September 30, 2022 and 2021, respectively, and
•$62.6 million and $50.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Office parking receivables, which are included in Tenant receivables in our consolidated balance sheets, were:
•$1.0 million as of September 30, 2022, and
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	September 30, 2022	December 31, 2021

Land	$1,172,907	$1,150,821
Buildings and improvements(1)	9,878,871	9,344,087
Tenant improvements and lease intangibles	962,658	935,639
Property under development(1)	251,024	388,530
Investment in real estate, gross	$12,265,460	$11,819,077
__________________________________________________________________________________
(1) During the nine months ended September 30, 2022, Property under development balances transferred to Building and improvements for real estate placed into service was $178.7 million.

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

As of September 30, 2022, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.9 million.

Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was:
•$183 thousand for each of the three month periods ended September 30, 2022 and 2021, and
•$548 thousand for each of the nine month periods ended September 30, 2022 and 2021.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2022:

Twelve months ending September 30:	(In thousands)

2023	$733
2024	733
2025	733
2026	733
2027	733
Thereafter	43,429
Total future minimum lease payments	$47,094

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2022	December 31, 2021

Above-market tenant leases	$5,185	$6,406
Above-market tenant leases - accumulated amortization	(2,395)	(3,132)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(271)	(258)
Acquired lease intangible assets, net	$3,671	$4,168

Below-market tenant leases	$66,920	$58,209
Below-market tenant leases - accumulated accretion	(32,216)	(33,499)
Acquired lease intangible liabilities, net	$34,704	$24,710

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$3,348	$2,168	$8,063	$7,681
Amortization of an above-market ground lease asset(2)	(5)	(5)	(13)	(13)
Total	$3,343	$2,163	$8,050	$7,668
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of September 30, 2022 and 2021, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
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

	Nine Months Ended September 30,
(In thousands)	2022	2021

Operating distributions received	$921	$709
Capital distributions received	1,454	779
Total distributions received	$2,375	$1,488

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of amounts related to Partnership X, and are based upon historical acquired book value:

(In thousands)	September 30, 2022	December 31, 2021

Total assets	$150,059	$139,171
Total liabilities	$119,598	$117,668
Total equity	$30,461	$21,503

	Nine Months Ended September 30,
(In thousands)	2022	2021

Total revenues	$13,893	$12,643
Operating income	$4,361	$3,508
Net income	$2,387	$1,801

7. Other Assets

(In thousands)	September 30, 2022	December 31, 2021

Restricted cash	$101	$101
Prepaid expenses	29,909	15,936
Indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	2,446	2,499
Other	4,079	5,197
Total other assets	$38,523	$25,721

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2022	Principal Balance as of December 31, 2021	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)(4)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)(5)	6/1/2027	550,000	550,000	LIBOR + 1.37%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(3)(6)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(7)	6/1/2038	28,711	29,325	N/A	4.55%	N/A
Revolving credit facility(8)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly Owned Subsidiary Debt		3,411,111	3,411,725

Consolidated JVs
Term loan(3)(4)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(9)	5/15/2027	450,000	450,000	LIBOR + 1.35%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Term loan(3)(10)	4/26/2029	175,000	—	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(11)		5,221,111	5,046,725
Unamortized loan premium, net(12)		3,663	4,007
Unamortized deferred loan costs, net(13)		(34,169)	(38,656)
Total Consolidated Debt, net		$5,190,605	$5,012,076
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
(2)Effective rate as of September 30, 2022. Includes the effect of interest rate swaps and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR or SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The related swaps expire in 2023. The loans (in order of the table) have the following LIBOR credit spreads: 1.30%, 1.25% and 1.30%.
(5)The swaps expired on June 1, 2022.
(6)The effective rate decreased from 3.42% to 2.66% on January 1, 2022 when a new swap replaced old swaps that expired.
(7)The loan requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(8)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(9)The effective rate decreased from 3.04% to 2.26% on July 1, 2022 when existing swaps were upsized to replace swaps that expired.
(10)We closed this loan during the second quarter of 2022 in connection with the acquisition of a residential property, see Note 3.
(11)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(12)Balances are net of accumulated amortization of $3.5 million and $3.2 million at September 30, 2022 and December 31, 2021, respectively.
(13)Balances are net of accumulated amortization of $52.0 million and $46.3 million at September 30, 2022 and December 31, 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2022	Principal Balance as of December 31, 2021

Aggregate swapped to fixed rate loans	$4,642,400	$5,017,400
Aggregate fixed rate loans	28,711	29,325
Aggregate floating rate loans	550,000	—
Total Debt	$5,221,111	$5,046,725
The table below summarizes certain consolidated debt statistics as of September 30, 2022:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.67
Weighted average remaining life (including extension options)	4.7 years
Weighted average remaining fixed interest period	2.6 years
Weighted average annual interest rate	2.82%

Future Principal Payments

At September 30, 2022, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending September 30:	Including Maturity Extension Options(1)

(In thousands)

2023	$852
2024	891
2025	838,333
2026	1,015,976
2027	1,401,022
Thereafter	1,964,037
Total future principal payments	$5,221,111
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Loan premium amortized and written off	$(116)	$(116)	$(344)	$(344)
Deferred loan costs amortized and written off	2,030	3,939	5,908	8,131
Loan costs expensed	8	173	110	208
Total	$1,922	$3,996	$5,674	$7,995

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2022	December 31, 2021

Interest payable	$12,584	$12,254
Accounts payable and accrued liabilities	100,511	83,150
Deferred revenue	46,763	50,056
Total interest payable, accounts payable and deferred revenue	$159,858	$145,460

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

Derivative Summary

The table below summarizes our derivative contracts as of September 30, 2022:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(3)(5)	30	$4,642,400
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(3)(4)(5)	5	$1,100,000
___________________________________________________
(1)The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage see Note 6.
(3)Our derivative contracts do not provide for right of offset between derivative contracts.
(4)Includes four interest rate caps purchased with a notional amount of $550.0 million and one interest rate cap sold with a notional amount of $550.0 million.
(5)See Note 13 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of September 30, 2022, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' interest rate swaps, or our Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2022	December 31, 2021

Consolidated derivatives(1)(2)	$—	$77,760
Unconsolidated Fund's derivatives(3)	$—	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of September 30, 2022.
(3)Our unconsolidated Fund did not have any swaps in a liability position for the periods presented. For more information about our Fund, including our equity interest percentage, see Note 6.

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

(In thousands)	September 30, 2022	December 31, 2021

Consolidated derivatives(1)	$293,568	$14,927
Unconsolidated Fund's derivatives(2)	$13,627	$1,889
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2022	2021
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$318,408	$44,262
Losses reclassified from AOCI to Interest Expense(1)	$20,505	$55,951
Interest Expense presented in the consolidated statements of operations	$(109,560)	$(110,018)
Unconsolidated Fund's derivative (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$3,777	$192
(Gains) losses reclassified from AOCI to Income from unconsolidated Fund(1)	$(62)	$46
Income from unconsolidated Fund presented in the consolidated statements of operations	$921	$713
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense	$38	$—
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Future Reclassifications from AOCI

At September 30, 2022, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$114,921
Unconsolidated Fund's derivative (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$1,333
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Nine Months Ended September 30, 2022
•We acquired 260 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 10 thousand OP Units for $336 thousand in cash.
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
•We acquired 4 thousand OP Units for $115 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of September 30, 2022, noncontrolling interests in our Operating Partnership owned 30.8 million OP Units and fully-vested LTIP Units, which represented approximately 15% of our Operating Partnership's total outstanding interests, and we owned 175.8 million OP Units (to match our 175.8 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2022	2021

Net income attributable to common stockholders	$72,843	$45,939

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	4,236	354
Repurchase of OP Units from noncontrolling interests	(176)	(53)
Net transfers from noncontrolling interests	4,060	301

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$76,903	$46,240

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2022	2021

Accumulated Other Comprehensive Loss - Beginning balance	$(38,774)	$(148,035)
Consolidated derivatives:
Other comprehensive income before reclassifications	318,408	44,262
Reclassification of losses from AOCI to Interest Expense	20,505	55,951
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	3,777	192
Reclassification of (gains) losses from AOCI to Income from unconsolidated Fund	(62)	46
Net current period OCI	342,628	100,451
OCI attributable to noncontrolling interests	(104,205)	(31,955)
OCI attributable to common stockholders	238,423	68,496

Accumulated Other Comprehensive Income (Loss) - Ending balance	$199,649	$(79,539)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Stock-based compensation expense, net	$2,266	$2,317	$7,156	$7,358
Capitalized stock-based compensation	$826	$779	$2,455	$2,253

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (In thousands):
Net income attributable to common stockholders	$22,955	$18,141	$72,843	$45,939
Allocation to participating securities: Unvested LTIP Units	(218)	(212)	(666)	(645)
Net income attributable to common stockholders - basic and diluted	$22,737	$17,929	$72,177	$45,294

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,784	175,480	175,742	175,472

Net income per common share - basic and diluted	$0.13	$0.10	$0.41	$0.26
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

OP Units	30,158	28,630	29,626	28,343
Vested LTIP Units	690	1,454	1,255	1,735

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

As of September 30, 2022, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2022	December 31, 2021

Fair value	$5,106,272	$5,017,494
Carrying value	$5,224,774	$5,050,732

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

(In thousands)	September 30, 2022	December 31, 2021

Fair value	$4,525	$8,861
Carrying value	$10,852	$10,860

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

(In thousands)	September 30, 2022	December 31, 2021
Derivative Assets:
Fair value - consolidated derivatives(1)	$286,890	$15,473
Fair value - unconsolidated Fund's derivatives(2)	$13,268	$1,963

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$1,647	$69,930
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
____________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts in our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable in the consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund in our consolidated balance sheets. Our unconsolidated Fund did not have any derivatives in a liability position for the periods presented. See Note 6 for more information about our Fund, including our equity interest percentage, and see "Guarantees" in Note 16 regarding our Fund's derivatives.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Office Segment
Total office revenues	$207,927	$203,856	$616,744	$582,425
Office expenses	(74,653)	(70,026)	(212,006)	(195,745)
Office segment profit	133,274	133,830	404,738	386,680

Multifamily Segment
Total multifamily revenues	45,736	34,388	122,771	97,120
Multifamily expenses	(13,661)	(9,666)	(35,729)	(28,228)
Multifamily segment profit	32,075	24,722	87,042	68,892

Total profit from all segments	$165,349	$158,552	$491,780	$455,572

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total profit from all segments	$165,349	$158,552	$491,780	$455,572
General and administrative expenses	(11,272)	(11,435)	(34,173)	(30,564)
Depreciation and amortization	(96,276)	(93,104)	(279,588)	(279,801)
Other income	1,649	498	2,490	2,178
Other expenses	(199)	(147)	(561)	(764)
Income from unconsolidated Fund	356	260	921	713
Interest expense	(38,394)	(38,878)	(109,560)	(110,018)
Net income	21,213	15,746	71,309	37,316
Net loss attributable to noncontrolling interests	1,742	2,395	1,534	8,623
Net income attributable to common stockholders	$22,955	$18,141	$72,843	$45,939

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at September 30, 2022:

Twelve months ending September 30:	(In thousands)

2023	$623,700
2024	538,724
2025	430,771
2026	335,745
2027	260,602
Thereafter	716,131
Total future minimum base rentals(1)	$2,905,673
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2022 and 2021, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Consolidated Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of September 30, 2022, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of September 30, 2022, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of September 30, 2022, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $42.5 million.

Other Contractual Commitments

As of September 30, 2022, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $26.6 million.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2022, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swap were $3.9 million. As of September 30, 2022, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the nine months ended September 30, 2022, our results of operations were impacted by the COVID-19 pandemic, inflation and capital transactions - see "Impacts of the COVID-19 Pandemic on our Business" and "Acquisitions, Financings, Developments and Repositionings" further below.

Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2022, our portfolio consisted of the following (including ancillary retail space):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,726	18,112
Leased rate	87.6%	87.5%
Occupancy rate	83.9%	83.9%

Multifamily
Properties	13	13
Units	4,610	4,610
Leased rate	99.3%	99.3%
Occupied rate	97.6%	97.6%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.5 million square feet and 11 residential properties with 4,140 apartments. Through four consolidated JVs, we partially own 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio also includes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel (the land parcels are not included in the number of Class A Properties).
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of September 30, 2022, we removed approximately 361,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Acquisitions, Financings, Developments and Repositionings" further below.

Revenues by Segment and Location
During the nine months ended September 30, 2022, revenues from our Consolidated Portfolio were derived as follows:
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

Our results of operations for the three- and nine-month periods ended September 30, 2022 generally compare favorably with the three- and nine-month periods ended September 30, 2021, respectively, due to the gradual recovery, better collections from our tenants, lower write-offs of uncollectible tenant receivables, restoring certain office tenants to accrual basis accounting, higher office tenant recoveries, higher office parking income, a multifamily property we acquired in the second quarter of 2022, new units from our multifamily development projects, and higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.
We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by:
•$1.6 million for the three months ended September 30, 2022, and
•$3.3 million for the nine months ended September 30, 2022.
Charges for uncollectible office tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our office revenues by:
• $0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and
• $0.3 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.
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
During the third quarter of 2022:

•Interest rate swaps which hedged a $450.0 million interest-only term loan for one of our consolidated JV's expired, and were replaced with existing interest rate swaps that were upsized. This reduced the term-loan swap-fixed interest rate to 2.26% from 3.04%.

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
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of September 30, 2022, we had delivered sixty-seven-percent of the planned units and leased all of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.
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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the nine months ended September 30, 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs. The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Nine Months Ended	Year Ended December 31,
	September 30, 2022	2021	2020	2019	2018

Average straight-line rental rate(1)(2)	$47.89	$44.99	$45.26	$49.65	$48.77
Annualized lease transaction costs(3)	$5.87	$4.77	$5.11	$6.02	$5.80

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

Office Rent Roll

Our office rent roll continued to be adversely impacted by the COVID-19 pandemic during the nine months ended September 30, 2022. The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Nine Months Ended September 30, 2022

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$49.81	$46.63	(6.4)%
Straight-line Rent	$44.77	$47.89	7.0%

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

Multifamily Rental Rates

Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020, but improved in 2021 and the nine months ended September 30, 2022. The table below presents the average annual rental rate per leased unit for new tenants:

	Nine Months Ended	Year Ended December 31,
	September 30, 2022	2021	2020	2019	2018

Average annual rental rate - new tenants(1)	$31,858	$29,837	$28,416	$28,350	$27,542

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)     the average for 2019 increased from 2018 because we acquired The Glendon where rental rates were higher than the average in our portfolio,
(ii)    the average for 2020 increased from 2019 because we added a significant number of units at our Residences at Bishop Place development in Honolulu, where the rental rates were higher than the average in our portfolio, and
(iii) the average for the nine months ended September 30, 2022 increased from 2021 because we acquired 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio. See "Acquisitions, Financings, Developments and Repositionings" for more information regarding the acquisition.

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2022 (new tenants and existing tenants undergoing annual rent review) was 6.7% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and the nine months ended September 30, 2022. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, but improved in 2021 and the nine months ended September 30, 2022. The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2022	2021	2020	2019	2018

Office portfolio	83.9%	84.9%	87.4%	91.4%	90.3%
Multifamily portfolio(2)	97.6%	98.0%	94.2%	95.2%	97.0%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(3):	September 30, 2022	2021	2020	2019	2018

Office portfolio	84.3%	85.7%	89.5%	90.7%	89.4%
Multifamily portfolio(2)	97.8%	96.8%	94.2%	96.5%	96.6%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our multifamily portfolio Occupancy Rate was impacted by our acquisition of the 1221 Ocean Avenue property in the second quarter of 2022, our acquisition of The Glendon property in 2019, and new units at our Moanalua Hillside Apartments development in Honolulu in 2019 and 2018.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of September 30, 2022, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2019, 2020, and 2021 with the same remaining duration as the leases for the labeled year had at September 30, 2022. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended September 30, 2022 to three months ended September 30, 2021
Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections from our tenants, restoring certain office tenants to accrual basis accounting, higher office parking income, a multifamily property we acquired in the second quarter of 2022, new units from our multifamily development projects, and higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$182,011	$181,455	$556	0.3%	The increase was primarily due to better collections and restoring certain tenants to accrual basis accounting. The increase was partly offset by a decrease in tenant recoveries, a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office parking and other income	$25,916	$22,401	$3,515	15.7%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$45,736	$34,388	$11,348	33.0%	The increase was primarily due to: (i) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) higher rental rates, and (iii) new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project.

Operating expenses

Office rental expenses	$74,653	$70,026	$(4,627)	(6.6)%	The increase was primarily due to an increase in utilities, personnel, janitorial, insurance and parking expenses. The increase was partly offset by a decrease in rental expenses at our Residences at Bishop Place conversion project.
Multifamily rental expenses	$13,661	$9,666	$(3,995)	(41.3)%	The increase was primarily due to: (i) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) rental expenses from new units at our development projects, and (iii) an increase in utility and personnel expenses.
General and administrative expenses	$11,272	$11,435	$163	1.4%	The decrease was primarily due to a decrease in legal fees, partly offset by an increase in personnel, advocacy and leasing expenses.
Depreciation and amortization	$96,276	$93,104	$(3,172)	(3.4)%	The increase was primarily due to depreciation from the property we purchased in the second quarter, and depreciation from the Landmark Los Angeles development project. The increase was partly offset by a decrease in depreciation from our Residences at Bishop Place conversion project.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$1,649	$498	$1,151	231.1%	The increase was primarily due to an increase in interest income.
Other expenses	$(199)	$(147)	$(52)	(35.4)%	The increase was primarily due to an increase in expenses related to services we provide to our unconsolidated fund.
Income from unconsolidated Fund	$356	$260	$96	36.9%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to higher occupancy and higher parking income.
Interest expense	$(38,394)	$(38,878)	$484	1.2%	The decrease was primarily due to a decrease in loan costs, partly offset by an increase in interest expense due to higher debt.

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021
Our results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections from our tenants, lower write-offs of uncollectible tenant receivables, restoring certain office tenants to accrual basis accounting, higher office tenant recoveries, higher office parking income, a multifamily property we acquired in the second quarter of 2022, new units from our multifamily development projects, and higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$542,535	$523,391	$19,144	3.7%	The increase was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) an increase in tenant recoveries. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office parking and other income	$74,209	$59,034	$15,175	25.7%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$122,771	$97,120	$25,651	26.4%	The increase was primarily due to: (i) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) higher occupancy and rental rates, (iii) better collections, and (iv) new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$212,006	$195,745	$(16,261)	(8.3)%	The increase was primarily due to an increase in utility, janitorial, personnel, insurance and parking expenses. The increase was partly offset by a decrease in rental expenses at our Residences at Bishop Place conversion project.
Multifamily rental expenses	$35,729	$28,228	$(7,501)	(26.6)%	The increase was primarily due to: (i) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) rental expenses from new units at our development projects, and (iii) an increase in utility and personnel expenses. The increase was partly offset by a decrease in property taxes for a property that was impacted by fire damage in 2020.
General and administrative expenses	$34,173	$30,564	$(3,609)	(11.8)%	The increase was primarily due to an increase in personnel, advocacy and leasing expenses. The increase was partly offset by a decrease in legal expenses.
Depreciation and amortization	$279,588	$279,801	$213	0.1%	The increase was primarily due to depreciation from the property we purchased in the second quarter, and depreciation from the Landmark Los Angeles development project. The increase was partly offset by a decrease in depreciation from our Residences at Bishop Place conversion project and a decrease in depreciation for our other properties.
Non-Operating Income and Expenses
Other income	$2,490	$2,178	$312	14.3%	The increase was primarily due to an increase in interest income, partly offset by the recovery of transaction fees in the comparable period.
Other expenses	$(561)	$(764)	$203	26.6%	The decrease was primarily due to transaction expenses in the comparable period, partly offset by an increase in expenses related to services we provide to our unconsolidated fund.
Income from unconsolidated Fund	$921	$713	$208	29.2%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to better collections and higher parking income.
Interest expense	$(109,560)	$(110,018)	$458	0.4%	The decrease was primarily due to a decrease in loan costs and an increase in interest capitalized related to development activity, partly offset by an increase in interest expense due to higher debt.

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

Comparison of three months ended September 30, 2022 to three months ended September 30, 2021
For the three months ended September 30, 2022, FFO increased by $6.6 million, or 6.7%, to $105.2 million, compared to $98.5 million for the three months ended September 30, 2021. The increase was primarily due to an increase in NOI from our multifamily portfolio and higher interest income. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) new units from our development projects, and (iii) higher rental rates.

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021
For the nine months ended September 30, 2022, FFO increased by $29.2 million, or 10.2%, to $314.1 million, compared to $285.0 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in NOI from our office and multifamily portfolios, partly offset by an increase in general and administrative expenses. The increase in NOI from our office portfolio was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, (ii) higher tenant recoveries and (iii) an increase in parking income. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) new units from our development projects, and (iii) higher rental rates and better collections.

Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net income attributable to common stockholders	$22,955	$18,141	$72,843	$45,939
Depreciation and amortization of real estate assets	96,276	93,104	279,588	279,801
Net loss attributable to noncontrolling interests	(1,742)	(2,395)	(1,534)	(8,623)
Adjustments attributable to unconsolidated Fund(1)	716	695	2,112	2,095
Adjustments attributable to consolidated JVs(2)	(13,046)	(11,029)	(38,863)	(34,246)
FFO	$105,159	$98,516	$314,146	$284,966

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

Comparison of three months ended September 30, 2022 to three months ended September 30, 2021

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented reflect 100% (not our pro-rata share).

Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections from our tenants, restoring certain office tenants to accrual basis accounting, higher office parking income, and higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$205,588	$201,030	$4,558	2.3%
The increase was primarily due to: (i) better collections and restoring certain tenants to accrual basis accounting, and (ii) higher parking income. The increase was partly offset by: (iv) a decrease in tenant recoveries, (v) lower rental revenues due to lower occupancy, and (iv) lower accretion from below-market leases.

Office expenses	(73,184)	(68,153)	(5,031)	(7.4)%	The increase was primarily due to an increase in utility, janitorial, personnel, insurance and parking expenses.
Office NOI	132,404	132,877	(473)	(0.4)%

Multifamily revenues	29,155	27,246	1,909	7.0%	The increase was primarily due to an increase in rental revenues due to higher rental rates.
Multifamily expenses	(8,998)	(8,190)	(808)	(9.9)%	The increase was primarily due to an increase in utility and personnel expenses.
Multifamily NOI	20,157	19,056	1,101	5.8%

Total NOI	$152,561	$151,933	$628	0.4%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,
(In thousands)	2022	2021

Same Property NOI	$152,561	$151,933
Non-comparable office revenues	2,339	2,826
Non-comparable office expenses	(1,469)	(1,873)
Non-comparable multifamily revenues	16,581	7,142
Non-comparable multifamily expenses	(4,663)	(1,476)
NOI	165,349	158,552
General and administrative expenses	(11,272)	(11,435)
Depreciation and amortization	(96,276)	(93,104)
Other income	1,649	498
Other expenses	(199)	(147)
Income from unconsolidated Fund	356	260
Interest expense	(38,394)	(38,878)
Net income	21,213	15,746
Net loss attributable to noncontrolling interests	1,742	2,395
Net income attributable to common stockholders	$22,955	$18,141

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented include 100% (not our pro-rata share).

Our Same Property results in both periods were adversely affected by the COVID-19 pandemic. The current period generally compares favorably with the comparable period due to the gradual recovery, better collections from our tenants, lower write-offs of uncollectible tenant receivables, an increase in office tenant recoveries, an increase in office parking income, and higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$608,626	$575,152	$33,474	5.8%
The increase was primarily due to: (i) better collections, a decrease in write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, (ii) an increase in parking income, and (iii) an increase in tenant recoveries. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.

Office expenses	(208,188)	(190,291)	(17,897)	(9.4)%	The increase was primarily due to an increase in utility, janitorial, personnel, insurance and parking expenses.
Office NOI	400,438	384,861	15,577	4.0%

Multifamily revenues	85,216	77,847	7,369	9.5%	The increase was primarily due to an increase in rental revenues due to higher rental rates and better collections.
Multifamily expenses	(26,284)	(23,755)	(2,529)	(10.6)%	The increase was primarily due to an increase in personnel and utility expenses.
Multifamily NOI	58,932	54,092	4,840	8.9%

Total NOI	$459,370	$438,953	$20,417	4.7%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Nine Months Ended September 30,
(In thousands)	2022	2021
Same Property NOI	$459,370	$438,953
Non-comparable office revenues	8,118	7,273
Non-comparable office expenses	(3,818)	(5,454)
Non-comparable multifamily revenues	37,555	19,273
Non-comparable multifamily expenses	(9,445)	(4,473)
NOI	491,780	455,572
General and administrative expenses	(34,173)	(30,564)
Depreciation and amortization	(279,588)	(279,801)
Other income	2,490	2,178
Other expenses	(561)	(764)
Income from unconsolidated Fund	921	713
Interest expense	(109,560)	(110,018)
Net income	71,309	37,316
Net loss attributable to noncontrolling interests	1,534	8,623
Net income attributable to common stockholders	$72,843	$45,939

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects and dividends and distributions. During the nine months ended September 30, 2022, we generated cash from operations of $381.7 million. As of September 30, 2022, we had $281.0 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt.

Long-term liquidity

Our long-term liquidity needs consist primarily of funds necessary to pay for acquisitions, development and debt refinancings. We do not expect to have sufficient funds on hand to cover these long-term cash requirements due to REIT federal tax rules which require that we distribute at least 90% of our income on an annual basis. We plan to meet our long-term liquidity needs through long-term secured non-recourse debt, the issuance of equity securities, including common stock and OP Units, as well as property dispositions and JV transactions. We have an ATM program which would allow us, subject to market conditions, to sell up to $400.0 million of shares of common stock.

We only use non-recourse debt secured by our properties. As of September 30, 2022, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

Partnership X Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2022, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic.

	Nine Months Ended September 30,		Increase (Decrease) In Cash
	2022	2021		%
	(In thousands)

Net cash provided by operating activities(1)	$381,669	$339,582	$42,087	12.4%
Net cash used in investing activities(2)	$(496,999)	$(232,393)	$(264,606)	(113.9)%
Net cash provided by financing activities(3)	$60,433	$70,889	$(10,456)	14.7%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities of $42.1 million was primarily due to an increase in NOI from our office and multifamily portfolios, partly offset by an increase in general and administrative expenses. The increase in NOI from our office portfolio was primarily due to: (i) better collections, (ii) higher tenant recoveries and (iii) an increase in parking income. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) new units from our development projects, and (iii) higher rental rates and better collections.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $264.6 million was primarily due to a property acquisition of $330.5 million and an increase in capital expenditures for improvements to real estate of $27.6 million, partly offset by an decrease in capital expenditures for developments of $91.4 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $10.5 million was primarily due to a decrease in net borrowings of $95.0 million and higher distributions paid to noncontrolling interests of $4.2 million, partly offset by an increase in contributions from noncontrolling interests in our consolidated JVs of $81.0 million and a decrease in loan cost payments of $8.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of September 30, 2022, the interest rates for 89% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. Our use of interest rate swaps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of September 30, 2022, the interest expense for our floating rate borrowings that are not hedged would increase by $2.8 million per year for every fifty basis point increase in the related benchmark interest rate. See Note 8 to our consolidated financial statements in Item 1 of this Report for the future swap expirations with a total notional amount of $837.4 million in the first quarter of 2023. Higher interest rates would cause an increase in our future interest expense, which would reduce our future net income and cash flows from operations.

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

Item 4.  Controls and Procedures

As of September 30, 2022, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DOUGLAS EMMETT, INC.

Date:	November 4, 2022	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 4, 2022	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO