Form 10-K
period 2022-12-31
Douglas Emmett Inc
filed 2023-02-17
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2022, was $3.78 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 175,809,682 shares of its common stock outstanding as of February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2023 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

DOUGLAS EMMETT, INC.

FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
SOFR	Secured Overnight Financing Rate

Abbreviations used in this Report (continued):

TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expenses, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.

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
•increases in interest rates;
•increases in operating costs, including due to inflation;
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

At December 31, 2022, we owned a Consolidated Portfolio consisting of (i) a 17.7 million square foot office portfolio, (ii) 5,013 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2022, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 “Properties” of this Report. As of December 31, 2022, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
Total	69	71

Multifamily
Wholly-owned properties	12	12
Consolidated JV properties	2	2
Total	14	14

Total	83	85

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2022, our office portfolio median size tenant was approximately 2,500 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2020, 2021 and 2022, no tenant accounted for more than 10% of our total revenues.

•Disciplined Strategy of Acquiring Substantial Market Share In Each Submarket.
Once we select a submarket, we follow a disciplined strategy of gaining substantial market share to provide us with extensive local transactional market information, pricing power in lease and vendor negotiations and an enhanced ability to identify and negotiate investment opportunities. As a result, we average approximately a 37% share of the Class A office space in our submarkets based on the square feet of exposure in our total portfolio to each submarket. See "Office Portfolio Summary" in Item 2 “Properties” of this Report.
•Proactive Asset and Property Management.
Our fully integrated and focused operating platform provides the unsurpassed tenant service demanded in our submarkets, with in-house leasing, proactive asset and property management and internal design and construction services, which we believe provides us with a competitive advantage in managing our property portfolio. Our in-house leasing agents and legal specialists allow us to lease a large property portfolio with a diverse group of smaller tenants, closing an average of approximately four office leases each business day, and our in-house construction company allows us to compress the time required for building out many smaller spaces, resulting in reduced vacancy periods. Our property management group oversees day-to-day property management of both our office and multifamily portfolios, allowing us to benefit from the operational efficiencies permitted by our submarket concentration.

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

JVs and Fund

At December 31, 2022, in addition to fifty-three office properties and twelve residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:
•four consolidated JVs, through which we and institutional investors own sixteen office properties in our core markets totaling 4.2 million square feet and two residential properties with 470 apartments, and in which we own a weighted average of 46% at December 31, 2022 based on square footage. We are entitled to (i) distributions based on invested capital as well as additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.
•one unconsolidated Fund through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet and in which we own 34% at December 31, 2022.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

The financial data in this Report presents our JVs on a consolidated basis and our Fund on an unconsolidated basis in accordance with GAAP. See "Basis of Presentation" in Note 1 to our consolidated financial statements in Item 15 of this Report for more information regarding the consolidation of our JVs. Most of the property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs and our Fund, as we believe this presentation assists in understanding our business. See Note 3 to our consolidated financial statements in Item 15 of this Report for more information regarding our JV transactions.

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

Our sustainability program covers four key areas:

•Energy Usage

Our actual energy consumption from year to year is impacted by many factors, such as weather, occupancy in our buildings and activities of our tenants. Many of these factors are beyond our control. However, we can and do seek to make our buildings more energy efficient.

Some of our initiatives to reduce our consumption include items such as real time energy monitoring software, LED lighting retrofitting, and new energy management systems. As a result of our efforts, 89% of our stabilized eligible office space as of December 31, 2021 qualified for "ENERGY STAR Certification" by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2022 ENERGY STAR scores were not yet available as of the date of this Report).

Our energy and electricity are provided by utility providers through the grid (LA Department of Water and Power, Southern California Edison, and Hawaii Electric Company). We estimate the percentage of renewable energy provided by our utility providers was approximately one-third in 2020 (the most recent available data).

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

•Controlling Waste, including hazardous waste and recycling

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

•Air Emissions, including transportation

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

Community Impact

We have a long history of providing meaningful, and often transformational, support to the communities in which we operate. We also provide charitable support to key industry and professional organizations, often in the form of event sponsorships.

Part of our business strategy is owning very large concentrations of office buildings and residential communities in our target submarkets. Our large ownership share in many of these neighborhoods put us in a unique position to sometimes invest in outdoor enhancement projects that not only improve our properties but also provide a valuable amenity to the surrounding community. For example, at our recently completed residential development project in Brentwood we invested significant additional capital to build a one acre park on Wilshire Boulevard that is available to the public, providing urban green space as well as a valuable amenity to the surrounding properties and community.

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2022, we employed approximately 750 people.

We promote a culture of openness, respect and trust and bring a sense of teamwork and inclusion to all we do. We recognize that having a range of experiences, backgrounds and perspectives allows us to find new ways of doing things. We make sure to walk the talk in fostering a workplace culture that encourages and empowers all our employees to have a voice and fulfill their potential. We have programs that actively promote our culture, such as our Daily Exchange program, which provides employees with daily training regarding our vision statement and core values, and our quarterly employee recognition program, the Jane Joyce Award.

We value and advance the diversity and inclusion of the people with whom we work. We are committed to equal opportunity in workplaces that are free from discrimination or harassment on the basis of race, sex, color, ancestry, citizenship, marital status, family status, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, medical condition, genetic information, military or veteran status, political opinion or any other status protected by applicable law. Recruitment, hiring, placement, development, training, compensation and advancement may not be based on any of these factors, but should instead be based on factors such as qualifications, performance, skills and experience.

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2022, we provided equity compensation to approximately half of our approximately 750 employees.

The health and safety of our employees, tenants, and vendors is of the utmost importance to us. We adhere to leading health and safety standards across our portfolio, and each year, we require all our employees to complete safety training. We have a wellness program that is designed to raise health awareness among our employees. Some of the program's activities include biometric screenings, flu shots, healthy snacks and employee walking challenges. The program provides many benefits including higher employee satisfaction, reduced healthcare costs, and improved employee performance.

The COVID-19 pandemic had a significant impact on our human capital management during 2020, 2021 and 2022. We are deemed an essential business and we moved quickly to institute safety protocols and procedures to keep our properties open and to protect our tenants and employees who continued to work on site and at our headquarters. These measures included enhanced cleaning/sanitization practices, maximizing fresh air ventilation, and upgrading air filter efficiencies. These ventilation and filtration measures will have longer-term beneficial impacts on our indoor air quality well past the pandemic. We also implemented employee training and workforce guidelines for preventing the spread of COVID-19 at our properties.

Principal Executive Offices

Our principal executive offices are located in the building we own at 1299 Ocean Avenue, Suite 1000, Santa Monica, California 90401 (telephone 310-255-7700).

Available Information

We make available on our website at www.douglasemmett.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, free of charge, as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. See "Our Company - Investors - SEC Filings" on our website. Also available on our website, free of charge, are our governance documents, which includes our Code of Business Conduct and Ethics, and the charters of our board of directors and its committees. See "Our Company - Investors - Management" on our website. None of the information on or hyperlinked from our website is incorporated into this Report. For more information, please contact:

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

Below is a summary of our risk factors:
Risks Related to Our Properties and Our Business
•The COVID-19 global pandemic has and could continue to adversely affect our business, financial position, results of operations, cash flows, our ability to service our debt, our ability to pay dividends to our stockholders, our REIT status, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and/or the market price of our common stock.
•Persistent higher inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.
•All of our properties are located in Los Angeles County, California, and Honolulu, Hawaii, and we are therefore exposed to greater risk than if we owned a more geographically diverse portfolio. Our properties in Los Angeles County are concentrated in certain submarkets, exposing us to risks associated with those specific areas.
•Our operating performance is subject to risks associated with the real estate industry.
•We have a substantial amount of debt, which exposes us to interest rate fluctuation risk and the risk of not being able to refinance our debt, which in turn could expose us to the risk of default under our debt obligations.
•The rents we receive from new leases may be less than our asking rents, and we may experience rent roll-down from time to time.
•In order to successfully compete against other properties, we need to maintain, repair, and renovate our properties, which reduces our cash flows.
•We face intense competition, which could adversely impact the occupancy and rental rates of our properties.
•Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.
•We may be unable to renew leases or lease vacant space.
•Our business strategy for our office portfolio focuses on leasing to smaller-sized tenants which may present greater credit risks.
•Real estate investments are generally illiquid.
•We may incur significant costs to comply with laws, regulations and covenants.
•Because we own real property, we are subject to extensive environmental regulations, which create uncertainty regarding future environmental expenditures and liabilities.
•Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.
•Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our tenants.
•We may be unable to complete acquisitions that would grow our business, or successfully integrate and operate acquired properties.
•We may be unable to successfully expand our operations into new markets and submarkets.
•We are exposed to risks associated with property development.
•We are exposed to certain risks when we enter into JVs or issue securities of our subsidiaries, including our Operating Partnership.
•If we default on the ground lease to which one of our properties is subject, our business could be adversely affected.

•We may not have sufficient cash available for distribution to stockholders at expected levels in the future.
•We face risks associated with contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control.
•Terrorism and war could harm our business and operating results.
Risks Related to Our Organization and Structure
•Tax consequences to holders of OP Units upon a sale or refinancing of our properties may cause the interests of our executive officers to differ from the interests of our stockholders.
•Our executive officers have significant influence over our affairs.
•Under their employment agreements, certain of our executive officers will receive severance if they are terminated without cause or resign for good reason.
•The loss of any of our executive officers or key senior personnel could significantly harm our business.
•Compensation awards to our management may not be tied to or correspond with improved financial results or the market price of our common stock.
•Our board of directors may change significant corporate policies without stockholder approval.
•Our growth depends on external sources of capital which are outside of our control.
•We face risks associated with short-term liquid investments.
•Our charter, the partnership agreement of our Operating Partnership, and Maryland law contain provisions that may delay or prevent a change of control transaction.
•Our fiduciary duties as the sole stockholder of the general partner of our Operating Partnership could create conflicts of interest.
Risks Related to Taxes and Our Status as a REIT
•Our property taxes could increase due to property tax rate changes, reassessments or changes in property tax laws, which would adversely impact our cash flows.
•Failure to qualify as a REIT would result in higher taxes and reduced cash available for distributions.
•If the Operating Partnership, or any of its subsidiaries, were treated as a regular corporation for federal income tax purposes, we could cease to qualify as a REIT.
•Even if we qualify as a REIT, we will be required to pay some taxes which would reduce cash available for distributions.
•REIT distribution requirements could adversely affect our liquidity and cause us to forego otherwise attractive opportunities.
•REIT stockholders can receive taxable income without cash distributions.
•If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.
•Legislative or other actions affecting REITs could have a negative effect on our investors or us, including our ability to maintain our qualification as a REIT or the federal income tax consequences of such qualification.
•Non-U.S. investors may be subject to FIRPTA, which would impose tax on certain distributions and on the sale of common stock if we are unable to qualify as a “domestically controlled” REIT or if our stock is not considered to be regularly traded on an established securities market.
General Risks
•Security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems could harm our business.
•Litigation could have an adverse effect on our business.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
•New accounting pronouncements could adversely affect our operating results or the reported financial performance of our tenants.

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

The COVID-19 global pandemic has led to severe disruption to general economic activities as governments and businesses take actions to mitigate the public health crisis. The extent to which the pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of each variant, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. Even as the pandemic subsides, we may continue to experience significant impacts to our business as a result of its global economic impact, including any resulting economic recession.
Not all of the impacts of the pandemic are known at this time, however, some of the potential impacts from the pandemic could include:
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

Persistent higher inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.

Some of the potential adverse impacts of higher inflation on our business could include:
•an increase in our rental operating costs and our general and administrative costs;
•we may be unable to increase rental rates at the same rate as inflation;
•if we are able to increase rental rates at the same rate as inflation, it could reduce tenant demand for our properties;
•we may be unable to recover higher rental operating costs from our office tenants;
•higher operating costs billed to our office tenants could reduce tenant demand for our office properties;
•higher inflation is usually accompanied by higher interest rates, which could: (i) increase our borrowing costs, (ii) adversely impact our property valuations, and (iii) cause an economic recession which would adversely affect our business;
•an increase in recurring capital expenditures to maintain our properties;
•an increase in construction costs, which would increase the cost of development and respositioning projects;
•reduced cash flows would adversely impact our ability to pay dividends and distributions.

All of our properties are located in Los Angeles County, California, and Honolulu, Hawaii, and we are therefore exposed to greater risk than if we owned a more geographically diverse portfolio. Our properties in Los Angeles County are concentrated in certain submarkets, exposing us to risks associated with those specific areas.

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
•reduced tenant demand for office space and residential units from matters such as: (i) trends in space utilization, (ii) changes in the relative popularity of our properties, (iii) the type of space we lease, (iv) purchasing versus leasing, (v) increasing crime or homelessness in our submarkets or (vi) economic recessions;
•reduced demand for parking space due to matters such as: (i) reduced attendance in our buildings, (ii) the impact of technology such as self-driving cars, or (iii) the increasing popularity of car ride sharing services;
•increases in the supply of office space and residential units;
•fluctuations in interest rates and the availability of credit, which could adversely affect our ability to obtain financing on favorable terms or at all;
•increases in operating costs (or our reduced ability to recover operating costs from our tenants), including: (i) insurance costs, (ii) labor costs (such as the unionization of our employees or the employees of any parties with whom we contract for services to our buildings), (iii) energy prices, (iv) real estate assessments and other taxes, and (v) costs of compliance with laws, regulations and governmental policies;
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

Our substantial indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially during economic downturns when credit is harder to obtain, could adversely affect us, including the following:

•periods of rising and high interest rates would adversely affect: (i) our results of operations, (ii) our ability to pay dividends and distributions, (iii) the market price of our common stock, and (iv) our ability to borrow or to borrow on favorable terms;
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
•any foreclosure on our properties could also create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT distribution requirements imposed by the Code; and
•most of our floating rate debt and related hedges are indexed to USD-LIBOR, any regulatory changes which impact the USD-LIBOR benchmark, such as the transition to SOFR (see Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in this Report) or other indexes, could impact our borrowing costs or the effectiveness of our hedges.

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

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as earthquakes, tsunamis, hurricanes, volcanoes, drought, wind, floods, landslides and fires. The likelihood of such disasters may be increased as a result of climate change, and climate change could also have other impacts such as rising sea levels, which could impact our properties in Honolulu.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2022, 12.9% of the square footage in our total office portfolio was available for lease and 13.8% was scheduled to expire in 2023. As of December 31, 2022, 0.6% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

The properties in our portfolio are subject to various covenants, federal, state and local laws, ordinances, regulatory requirements, including permitting and licensing requirements, various environmental laws, the ADA and rent control laws. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos abatement or hazardous material cleanup requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations that increase such delays or result in additional costs will not be adopted. Under the ADA, our properties must meet federal requirements related to access and use by disabled persons to the extent that such properties are “public accommodations”. The costs of our on-going efforts to comply with these laws and regulations are substantial. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws and regulations, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral.

Because we own real property, we are subject to extensive environmental regulations, which create uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, a current or former owner or operator of real estate may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. Persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. In addition, some laws may create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent our property or to borrow using the property as collateral. Persons exposed to hazardous or toxic substances at our properties may sue for personal injury damages, for example, some laws impose liability for release of or exposure to asbestos-containing materials, a substance known to be present in a number of our buildings. In other cases, some of our properties have been (or may have been) impacted by contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.
Although most of our properties have been subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants in order to identify potential environmental concerns, Phase I assessments are limited in scope, and may not identify all potential environmental liabilities or risks associated with the property. For example, a prior owner or operator of a property or historical operations at or near our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the Phase I assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the environmental conditions identified in the Phase I assessments. We cannot assure that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs and may find it difficult to sell any affected properties. See Note 17 to our consolidated financial statements in Item 15 of this Report for more detail regarding our buildings that contain asbestos.

In addition, we may incur costs to comply with federal, state and local legislation and regulations that are implemented to mitigate the effects of climate change. The costs of complying with evolving regulatory requirements could negatively impact our results of operations.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

Moisture may accumulate in buildings or on building materials, and mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

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

At December 31, 2022, our executive officers owned 4% of our outstanding common stock, but they would own 16% if all of their outstanding LTIPs and OP Units were converted into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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
Our Fund, and three of our consolidated JVs, also own properties through one or more entities which are intended to qualify as REITs, and we may in the future use other structures that include REITs. The failure of any such entities to qualify as a REIT could have similar consequences to the REIT subsidiary and could also cause us to fail to qualify as a REIT.

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

A non-U.S. investor disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests or USRPIs is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity”. A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% of the value of its shares is held directly or indirectly by non-U.S. holders. In the event that we do not constitute a domestically controlled qualified investment entity, a non-U.S. investor’s sale of our common stock nonetheless will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) the stock owned is of a class that is “regularly traded” as defined by applicable Treasury regulations, on an established securities market, and (2) the selling non-U.S. investor held 10% or less of our outstanding common stock at all times during a specified testing period. If we were to fail to so qualify as a domestically controlled qualified investment entity and our common stock were to fail to be “regularly traded”, a gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity. Additionally, any distributions we make to our non-U.S. stockholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholdings, unless the recipient non-U.S. stockholder has not owned more than 10% of our common stock at any time during the year preceding the distribution and our common stock is treated as being “regularly traded”.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2022

Region	Number of Properties	Our Rentable Square Feet	Region Rentable Square Feet(1)	Our Average Market Share(2)

Los Angeles
Westside(3)	52	9,998,784	40,042,780	34.7%
Valley	16	6,790,777	21,755,737	43.6
Honolulu(3)	3	1,277,664	5,172,139	24.7
Total / Average	71	18,067,225	66,970,656	37.4%
________________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2022 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure in our total portfolio to each submarket as follows:

Region	Submarket	Number of Properties	Our Rentable Square Feet	Our Market Share(2)

Westside	Brentwood	15	2,085,745	60.3%
	Westwood	7	2,191,444	43.6
	Olympic Corridor	5	1,142,885	29.5
	Beverly Hills(3)	11	2,196,067	27.8
	Santa Monica	11	1,425,374	14.4
	Century City	3	957,269	9.0
Valley	Sherman Oaks/Encino	12	3,488,995	53.6
	Warner Center/Woodland Hills	3	2,845,577	37.5
	Burbank	1	456,205	6.0
Honolulu	Honolulu(3)	3	1,277,664	24.7
	Total / Weighted Average	71	18,067,225	37.4%
________________________________________________
(3)    In calculating market share, we adjusted the rentable square footage by (i) removing approximately 406,000 rentable square feet of vacant space at an office building in Honolulu that we are converting to residential apartments, from both our rentable square footage and that of the submarket and (ii) removing a 218,000 square foot property located just outside the Beverly Hills city limits from both the numerator and the denominator.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2022

Region(1)	Percent Leased	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)	Monthly Rent Per Leased Square Foot(2)

Los Angeles
Westside	87.1%	$465,109,266	$56.75	$4.73
Valley	86.2	203,666,873	36.34	3.03
Honolulu	91.3	38,029,901	34.28	2.86
Total / Weighted Average	87.0%	$706,806,040	$47.41	$3.95
_____________________________________________
(1)Regional data reflects the following underlying submarket data:

Region	Submarket	Percent Leased	Monthly Rent Per Leased Square Foot(2)

Westside	Beverly Hills	94.9%	$4.76
	Brentwood	83.0	4.01
	Century City	91.6	4.50
	Olympic Corridor	80.2	3.40
	Santa Monica	92.5	7.00
	Westwood	81.2	4.54
Valley	Burbank	100.0	4.83
	Sherman Oaks/Encino	88.9	3.09
	Warner Center/Woodland Hills	80.7	2.58
Honolulu	Honolulu	91.3	2.86
	Weighted Average	87.0%	$3.95
____________________________________
(2) Does not include signed leases not yet commenced, which are included in percent leased but excluded from annualized rent.

Office Lease Diversification as of December 31, 2022

Portfolio Tenant Size
	Median	Average

Square feet	2,500	5,500

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,345	49.6%	1,935,678	13.0%	$84,814,085	12.0%
2,501-10,000	1,034	38.1	5,056,569	33.9	232,673,212	32.9
10,001-20,000	210	7.7	2,905,325	19.5	137,034,451	19.4
20,001-40,000	91	3.4	2,453,302	16.5	117,019,233	16.6
40,001-100,000	30	1.1	1,745,925	11.7	90,760,299	12.8
Greater than 100,000	3	0.1	812,969	5.4	44,504,760	6.3
Total for all leases	2,713	100.0%	14,909,768	100.0%	$706,806,040	100.0%

Largest Office Tenants as of December 31, 2022

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Warner Bros. Discovery(2)	4	3	2023-2024	483,412	2.7%	$27,477,617	3.9%
UCLA(3)	22	10	2023-2027	261,179	1.4	14,209,652	2.0
William Morris Endeavor(4)	3	1	2023-2027	219,364	1.2	13,953,542	2.0
Morgan Stanley(5)	5	5	2025-2028	142,020	0.8	10,273,231	1.4
Equinox Fitness(6)	6	5	2029-2038	185,236	1.0	10,142,330	1.4
Macerich(7)	2	1	2023-2028	82,368	0.5	7,501,247	1.1
Total	42	25		1,373,579	7.6%	$83,557,619	11.8%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Square footage (rounded) expires as follows: 27,000 square feet in 2023; and 456,000 square feet in 2024.
(3)    Square footage (rounded) expires as follows: 8 leases totaling 59,000 square feet in 2023; 2 leases totaling 11,000 square feet in 2024; 4 leases totaling 89,000 square feet in 2025; 5 leases totaling 32,000 square feet in 2026; and 3 leases totaling 71,000 square feet in 2027. Tenant has options to terminate 15,000 square feet in 2024; and 51,000 square feet in 2025.
(4)    Square footage (rounded) expires as follows: 1,000 square feet in 2023; and 211,000 square feet in 2027.
(5)    Square footage (rounded) expires as follows: 26,000 square feet in 2025; and 86,000 square feet in 2027; and 30,000 square feet in 2028. Tenant has options to terminate 32,000 square feet in 2024.
(6)    Square footage (rounded) expires as follows: 34,000 square feet in 2029; 46,000 square feet in 2035, 31,000 square feet in 2037, and 74,000 square feet in 2038.
(7)    Square footage (rounded) expires as follows: 27,000 square feet in 2023, and 55,000 square feet in 2028.

Office Industry Diversification as of December 31, 2022

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	578	18.4%
Financial Services	366	15.6
Entertainment	173	14.5
Real Estate	317	12.3
Accounting & Consulting	294	9.5
Health Services	372	8.3
Technology	91	4.3
Retail	162	4.8
Insurance	94	3.8
Educational Services	47	2.6
Public Administration	76	2.4
Manufacturing & Distribution	50	1.2
Advertising	38	1.0
Other	55	1.3
Total	2,713	100.0%

Office Lease Expirations as of December 31, 2022 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2022	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	90	346,608	1.9%	$12,892,329	1.8%	$37.20	$37.21
2023	647	2,491,715	13.8	112,973,008	16.0	45.34	45.72
2024	540	2,982,209	16.5	141,332,159	20.0	47.39	49.23
2025	478	2,246,320	12.4	102,529,281	14.5	45.64	49.40
2026	324	1,780,115	9.9	84,561,041	12.0	47.50	52.94
2027	270	1,941,468	10.7	96,798,669	13.7	49.86	57.31
2028	148	1,006,021	5.6	51,271,967	7.2	50.97	58.25
2029	63	434,813	2.4	21,231,469	3.0	48.83	59.61
2030	52	589,002	3.3	30,448,670	4.3	51.70	63.96
2031	40	323,138	1.8	17,025,341	2.4	52.69	66.50
2032	27	208,182	1.1	9,800,526	1.4	47.08	62.80
Thereafter	34	560,177	3.1	25,941,580	3.7	46.31	65.07
Subtotal/weighted average	2,713	14,909,768	82.5	706,806,040	100.0	47.41	52.54
Signed leases not commenced		600,540	3.3
Available		2,338,608	12.9
Building management use		114,226	0.7
BOMA adjustment (3)		104,083	0.6
Total/Weighted Average	2,713	18,067,225	100.0%	$706,806,040	100.0%	$47.41	$52.54
_____________________________________________________
(1)Represents annualized rent at December 31, 2022 divided by leased square feet.
(2)Represents annualized rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2022	2021	2020
Renewal leases
Number of leases	571	557	438
Square feet	2,416,521	2,553,056	1,990,974
Tenant improvement costs per square foot (1)	$11.06	$8.59	$8.98
Leasing commission costs per square foot (1)	5.86	5.88	6.99
Total costs per square foot (1)	$16.92	$14.47	$15.97

New leases
Number of leases	343	351	228
Square feet	1,225,024	1,105,297	700,509
Tenant improvement costs per square foot (1)	$27.68	$27.43	$25.46
Leasing commission costs per square foot (1)	9.26	9.81	9.41
Total costs per square foot (1)	$36.94	$37.24	$34.87

Total leases
Number of leases	914	908	666
Square feet	3,641,545	3,658,353	2,691,483
Tenant improvement costs per square foot (1)	$16.65	$14.28	$13.27
Leasing commission costs per square foot (1)	7.01	7.07	7.62
Total costs per square foot (1)	$23.66	$21.35	$20.89
______________________________________________________
(1)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2022	2021	2020

Recurring Capital Expenditures(1)	$4,224,496	$3,838,453	$3,887,091
Total square feet(1)	14,851,378	14,851,378	14,851,378
Recurring Capital Expenditures per square foot(1)	$0.28	$0.26	$0.26
____________________________________________________
(1)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2022, we excluded eleven properties with an aggregate 2.8 million square feet.
•For 2021, we excluded eleven properties with an aggregate 2.9 million square feet.
•For 2020, we excluded eleven properties with an aggregate 3.0 million square feet.

Multifamily Portfolio as of December 31, 2022

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	3	940	19%
West Los Angeles	7	1,676	33
Honolulu	4	2,397	48
Total	14	5,013	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	99.0%	$48,792,756	$4,372
West Los Angeles(2)	99.0	44,809,560	3,133
Honolulu	99.8	61,607,256	2,151
Total / Weighted Average	99.4%	$155,209,572	$2,869
_______________________________________________________
(1) The multifamily portfolio also includes 10,495 square feet of ancillary retail space generating annualized rent of $449,224, which is not included in multifamily annualized rent.
(2)    Calculations exclude 94 units temporarily unoccupied as a result of a fire and 376 units at a newly constructed property undergoing lease up.

Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2022	2021	2020

Recurring Capital Expenditures(1)(2)	$3,092,613	$2,821,969	$2,666,273
Total units(1)(2)	3,925	3,449	3,230
Recurring Capital Expenditures per unit(1)(2)	$807	$818	$832
____________________________________________________
(1)Recurring Capital Expenditures include costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2022, when a tenant vacated one of these units, we incurred on average $65 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2022, we excluded two properties with an aggregate 1088 units.
•For 2021, we excluded two properties with an aggregate 939 units.
•For 2020, we excluded four properties with an aggregate 1057 units.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 30, 2022, the closing price of our common stock was $15.68.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022

Dividend declared	$0.28	$0.28	$0.28	$0.19

2021

Dividend declared	$0.28	$0.28	$0.28	$0.28

Holders of Record

We had 11 holders of record of our common stock on February 10, 2023. Many of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2017 to December 31, 2022 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2017, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
200
175
150
125
100
75
50
25
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22

DEI	100.00	85.46	112.77	77.97	92.59	45.48
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
NAREIT Equity(1)	100.00	95.38	120.17	110.56	158.36	119.77
Peer group(2)	100.00	85.50	106.60	72.66	88.27	50.01

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Forward Looking Statements disclaimer and our consolidated financial statements and related notes in Item 15 of this Report.  During 2022, our results of operations were impacted by the COVID-19 pandemic, inflation and capital transactions - see "Impact of the COVID-19 Pandemic on our Business" and "Acquisitions, Financings, Developments and Repositionings" further below.

Overview
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2022, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	69	71
Rentable Square Feet (in thousands)(3)	17,681	18,067
Leased rate	87.1%	87.0%
Occupancy rate	83.7%	83.7%

Multifamily
Properties	14	14
Units	5,013	5,013
Leased rate(4)	99.4%	99.4%
Occupancy rate(4)	98.1%	98.1%

_____________________________________________________________________
(1)     Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 53 office properties totaling 13.5 million square feet and 12 residential properties with 4,543 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2)    Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information about Partnership X.
(3)    As of December 31, 2022, we removed approximately 406,000 Rentable Square Feet of vacant space at an office building that we are converting to residential apartments. See "Acquisitions, Financings, Developments and Repositionings" further below.
(4) Calculations exclude 94 units temporarily unoccupied as a result of a fire and 376 units at a newly constructed property undergoing lease up.

Revenues by Segment and Location
During 2022, revenues from our Consolidated Portfolio were derived as follows:
_____ _

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
Our results of operations since 2020 have been adversely impacted by the COVID-19 pandemic. Our results of operations for 2022 generally compare favorably with 2021, primarily due to: (i) the gradual recovery, (ii) better collections from our tenants, (iii) lower write-offs of uncollectible tenant receivables, (iv) restoring certain office tenants to accrual basis accounting, (v) higher office parking income, (vi) a multifamily property we acquired in the second quarter of 2022, (vii) new units from our multifamily development projects, and (viii) higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.
The pandemic had a significant impact on our collections, although they improved in 2021 and 2022. Charges for uncollectible office tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our office revenues by $0.6 million and $3.0 million for 2022 and 2021, respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $3.6 million for 2022. See "Collectibility" in our revenue recognition accounting policy in Note 2 to our consolidated financial statements in Item 15 of this Report regarding our accounting policy for collections. It is unclear how the pandemic will impact our future collections.
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

Acquisitions, Financings, Developments and Repositionings

Acquisitions

Acquisition of 1221 Ocean Avenue

On April 26, 2022, we paid $330.0 million, excluding acquisition costs, to acquire a luxury multifamily apartment building with 120 units, located at 1221 Ocean Avenue in Santa Monica. We acquired the property through a new consolidated JV that we manage and in which we own a 55% interest. We contributed $99.0 million to the JV and an outside investor contributed $81.0 million to the JV. The JV partly financed the acquisition with a $175.0 million secured, non-recourse interest-only term loan that matures in April 2029. We swap-fixed the interest rate on the loan at 3.90% using interest rate swaps, which expire in May 2026. The acquired property's results of operations are included in our consolidated operating results from the date of acquisition. See Note 3 to our consolidated financial statements in Item 15 of this Report for the purchase price allocation.

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
•Interest rate swaps that hedged a $550.0 million floating-rate term loan that matures in June 2027 expired on June 1, 2022, so that the interest on that loan is currently floating.

During the third quarter of 2022:

•Interest rate swaps which hedged a $450.0 million interest-only term loan for one of our consolidated JV's expired, and were replaced with existing interest rate swaps that were upsized. This reduced the term-loan swap-fixed interest rate to 2.26% from 3.04%.

During the fourth quarter of 2022:

•We did not have any financing transactions during the fourth quarter of 2022.

See Notes 3, 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions, debt and derivatives, respectively.

Developments
•Residential High-Rise Tower, Brentwood, California - "The Landmark Los Angeles"
In West Los Angeles, we completed the construction of a 34-story high-rise apartment building with 376 apartments and placed it in service in 2022. The tower was built on a site that is directly adjacent to a 394 thousand square foot office building, a one acre park, and a 712 unit residential property, all of which we own.
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of December 31, 2022, we had delivered seventy-two percent of the planned units and leased all of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs. The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Year Ended December 31,
	2022	2021	2020	2019	2018

Average straight-line rental rate(1)(2)	$46.78	$44.99	$45.26	$49.65	$48.77
Annualized lease transaction costs(3)	$5.85	$4.77	$5.11	$6.02	$5.80

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

Office Rent Roll

Our office rent roll continued to be adversely impacted by the COVID-19 pandemic during 2022. The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Year Ended December 31, 2022

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$49.19	$45.66	(7.2)%
Straight-line Rent	$44.21	$46.78	5.8%

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

Multifamily Rental Rates

Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020, but improved in 2021 and 2022. The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2022	2021	2020	2019	2018

Average annual rental rate - new tenants(1)(2)	$31,763	$29,837	$28,416	$28,350	$27,542

_____________________________________________________
(1)    Calculations exclude 376 units at a newly constructed property undergoing lease up.
(2)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)    In 2019, the average was impacted by our acquisition of The Glendon where rental rates were higher than the average in our portfolio,
(ii)    In 2020, the average was impacted by the addition of a significant number of units at our Bishop Place development in Honolulu, where the rental rates were higher than the average in our portfolio, and
(iii)    In 2022, the average was impacted by the acquisition of 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio. See "Acquisitions, Financings, Developments and Repositionings" for more information regarding this acquisition.

Multifamily Rent Roll

The rent on leases subject to rent change during 2022 (new tenants and existing tenants undergoing annual rent review) was 6.4% higher on average than the prior rent on the same unit. This excludes leasing at a newly constructed property undergoing lease up.

Occupancy Rates - Total Portfolio

Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, but recovered during 2021 and 2022. The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2022	2021	2020	2019	2018

Office portfolio	83.7%	84.9%	87.4%	91.4%	90.3%
Multifamily portfolio(2)	98.1%	98.0%	94.2%	95.2%	97.0%

	Year Ended December 31,
Average Occupancy Rates(1)(3):	2022	2021	2020	2019	2018

Office portfolio	84.2%	85.7%	89.5%	90.7%	89.4%
Multifamily portfolio(2)	97.9%	96.8%	94.2%	96.5%	96.6%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, development and redevelopment projects. Multifamily calculations exclude units temporarily unoccupied as a result of a fire at one property and all units at a newly constructed property undergoing lease up.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of December 31, 2022, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

______________________________________________________
(1) Average of the percentage of leases at December 31, 2019, 2020, and 2021 with the same remaining duration as the leases for the labeled year had at December 31, 2022. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2022 to 2021

Our results of operations for 2022 and 2021 were adversely impacted by the COVID-19 pandemic. Our results of operations for 2022 generally compare favorably with 2021 primarily due to: (i) the gradual recovery from the pandemic, (ii) better collections from our tenants, (iii) lower write-offs of uncollectible tenant receivables, (iv) restoring certain office tenants to accrual basis accounting, (v) higher office parking income, (vi) a multifamily property we acquired in the second quarter of 2022, (vii) new units from our multifamily development projects, and (viii) higher rental rates for our multifamily portfolio. The favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$724,131	$704,946	$19,185	2.7%
The increase was primarily due to better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.

Office parking and other income	$100,442	$81,924	$18,518	22.6%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$169,079	$131,527	$37,552	28.6%
The increase was primarily due to: (i) revenues from our 1221 Ocean Avenue property in Santa Monica which we purchased in the second quarter of 2022, (ii) higher rental rates, (iii) new units at our Landmark Los Angeles development project and our Bishop Place conversion project, and (iv) better collections.

Operating expenses

Office rental expenses	$284,522	$265,376	$(19,146)	(7.2)%
The increase was primarily due to an increase in utility, janitorial, personnel, insurance and parking expenses. The increase was partly offset by a decrease in rental expenses at our Bishop Place conversion project and lower advocacy expenses.

Multifamily rental expenses	$49,299	$38,025	$(11,274)	(29.6)%
The increase was primarily due to: (i) rental expenses from our 1221 Ocean Avenue property in Santa Monica which we purchased in the second quarter of 2022, (ii) rental expenses from new units at our Bishop Place conversion project and Landmark Los Angeles development project, and (iii) an increase in utility and personnel expenses. The increase was partly offset by a decrease in property taxes.

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary

	(In thousands)

General and administrative expenses	$45,405	$42,554	$(2,851)	(6.7)%	The increase was primarily due to an increase in advocacy and leasing expenses. The increase was partly offset by a decrease in legal expenses and stock-based compensation expense.
Depreciation and amortization	$372,798	$371,289	$(1,509)	(0.4)%
The increase was primarily due to depreciation from the property we purchased in the second quarter, and depreciation from the Landmark Los Angeles development project. The increase was partly offset by a decrease in depreciation from our Bishop Place conversion project and a decrease in depreciation for our other properties.

Non-Operating Income and Expenses

Other income	$4,587	$2,465	$2,122	86.1%	The increase was primarily due to an increase in interest income, partly offset by the recovery of transaction fees in 2021.
Other expenses	$(714)	$(937)	$223	23.8%	The decrease was primarily due to transaction expenses in 2021, partly offset by an increase in expenses related to services we provide to our unconsolidated fund, Partnership X.
Income from unconsolidated Fund	$1,224	$946	$278	29.4%
The increase was due to an increase in the net income of our unconsolidated fund, Partnership X, which was primarily due to: (i) an increase in rental revenues due to higher rental rates and (ii) an increase in parking income due to higher parking activity.

Interest expense	$(150,185)	$(147,496)	$(2,689)	(1.8)%	The increase was primarily due to higher debt and interest rates, partly offset by a decrease in loan costs.

Comparison of 2021 to 2020

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022 for a comparison of our results of operations for 2021 compared to 2020.

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

Comparison of 2022 to 2021

During 2022, FFO increased by $36.2 million, or 9.4%, to $419.7 million, compared to $383.5 million for 2021. The increase was primarily due to an increase in NOI from our multifamily and office portfolios, partly offset by an increase in general and administrative expenses and higher interest expense. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) higher rental rates, (iii) new units at our Landmark Los Angeles development project and our Bishop Place conversion project, and (iv) better collections. The increase in NOI from our office portfolio was primarily due to: (i) better collections, lower write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) an increase in parking income.

Comparison of 2021 to 2020

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022 for a comparison of our FFO for 2021 compared to 2020.

Reconciliation to GAAP

The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Year Ended December 31,
(In thousands)	2022	2021

Net income attributable to common stockholders	$97,145	$65,267
Depreciation and amortization of real estate assets	372,798	371,289
Net loss attributable to noncontrolling interests	(605)	(9,136)
Adjustments attributable to unconsolidated Fund (1)	2,848	2,796
Adjustments attributable to consolidated JVs (2)	(52,503)	(46,760)
FFO	$419,683	$383,456

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

Comparison of 2022 to 2021:

Our Same Properties for 2022 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share).
Our Same Property results for 2022 and 2021 were adversely impacted by the COVID-19 pandemic. The Same Property results for 2022 generally compare favorably with 2021 due to: (i) the gradual recovery from the pandemic, (ii) better collections from our tenants, (iii) lower write-offs of uncollectible tenant receivables, (iv) restoring certain office tenants to accrual basis accounting, (v) higher office parking income, and (vi) higher rental rates for our multifamily portfolio. These favorable impacts were partly offset by the impact of inflation on our rental expenses.

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change	%	Commentary
	(In thousands)

Office revenues	$814,084	$776,734	$37,350	4.8%	The increase was primarily due to: (i) better collections, a decrease in write-offs of uncollectible receivables, and restoring certain tenants to accrual basis accounting, and (ii) an increase in parking income. The increase was partly offset by a decrease in rental revenues due to a decrease in occupancy and lower accretion from below-market leases.
Office expenses	(279,653)	(258,262)	(21,391)	(8.3)%	The increase was primarily due to an increase in utility, janitorial, personnel, insurance and parking expenses. The increase was partly offset by lower advocacy expenses.
Office NOI	534,431	518,472	15,959	3.1%

Multifamily revenues	114,688	105,743	8,945	8.5%	The increase was primarily due to an increase in rental revenues due to higher rental rates and better collections.
Multifamily expenses	(34,633)	(31,958)	(2,675)	(8.4)%	The increase was primarily due to an increase in utility and personnel expenses. The increase was partly offset by a decrease in property taxes.
Multifamily NOI	80,055	73,785	6,270	8.5%

Total NOI	$614,486	$592,257	$22,229	3.8%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Year Ended December 31,
(In thousands)	2022	2021

Same Property NOI	$614,486	$592,257
Non-comparable office revenues	10,489	10,136
Non-comparable office expenses	(4,869)	(7,114)
Non-comparable multifamily revenues	54,391	25,784
Non-comparable multifamily expenses	(14,666)	(6,067)
NOI	659,831	614,996
General and administrative expenses	(45,405)	(42,554)
Depreciation and amortization	(372,798)	(371,289)
Other income	4,587	2,465
Other expenses	(714)	(937)
Income from unconsolidated Fund	1,224	946
Interest expense	(150,185)	(147,496)
Net income	96,540	56,131
Net loss attributable to noncontrolling interests	605	9,136
Net income attributable to common stockholders	$97,145	$65,267

Comparison of 2021 to 2020

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022 for a comparison of our same property NOI for 2021 compared to 2020.

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects and dividends and distributions. During 2022, we generated cash from operations of $496.9 million. As of December 31, 2022, we had $268.8 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility.

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

We only use non-recourse debt, secured by our properties. As of December 31, 2022, approximately 46% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.
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

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2022, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 17 to our consolidated financial statements in Item 15 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of 2022 to 2021

Our operating cash flows in both periods were adversely impacted by the COVID-19 pandemic, and in 2022 by the effects of inflation.

	Year Ended December 31,		Increase (Decrease) In Cash	%
	2022	2021
	(In thousands)

Net cash provided by operating activities(1)	$496,888	$446,951	$49,937	11.2%
Net cash used in investing activities(2)	$(560,953)	$(288,708)	$(272,245)	(94.3)%
Cash (used in) provided by financing activities(3)	$(3,003)	$5,246	$(8,249)	(157.2)%

___________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities of $49.9 million was primarily due to an increase in NOI from our multifamily and office portfolios, partly offset by higher interest expense and an increase in general and administrative expenses. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) higher rental rates, (iii) new units at our Landmark Los Angeles development project and our Bishop Place conversion project, and (iv) better collections. The increase in NOI from our office portfolio was primarily due to: (i) better collections and (ii) an increase in parking income. For both portfolios, these improvements were partially offset by increases in expenses.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $272.2 million was primarily due to a property acquisition of $330.5 million and an increase in capital expenditures for improvements to real estate of $53.9 million, partly offset by a decrease in capital expenditures for developments of $108.8 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $8.2 million was primarily due to a decrease in net borrowings of $95.0 million and higher distributions paid to noncontrolling interests of $4.1 million, partly offset by contributions from noncontrolling interests in our consolidated JVs of $81.0 million and a decrease in loan cost payments of $10.4 million.

Comparison of 2021 to 2020

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 18, 2022 for a comparison of our cash flows for 2021 compared to 2020.

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

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. We capitalized development costs of $59.7 million, $185.4 million and $186.4 million during 2022, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental revenues and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets and Fund during 2022, 2021 or 2020.
Revenue Recognition - Collectibility of lease payments from office tenants

In accordance with Topic 842, if collectibility of lease payments is not probable at the commencement date, then we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our assessment of collectibility changes after the commencement date, we record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to lease income. We adopted the Topic 842 complete impairment model. Under this model, we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenue in the period we determine the lease payments are not probable for collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries.

Our assessment of the collectibility of lease payments requires judgment and could have a material impact on our results of operations. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions.

During 2022, 2021 and 2020, our results of operations were materially impacted by the COVID-19 pandemic. See "Impact of the COVID-19 Pandemic on our Business". Charges for uncollectible amounts related to tenant receivables and deferred rent receivables, which were primarily due to the COVID-19 pandemic, reduced our rental revenues and tenant recoveries by $0.6 million, $3.0 million, and $41.0 million in 2022, 2021 and 2020, respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $3.6 million in 2022.
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

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.2 million, $2.4 million and $2.6 million during 2022, 2021 and 2020, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions.

Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation would result in our net income being overstated or understated, respectively. Stock-based compensation expense was $21.0 million, $20.9 million and $21.4 million for 2022, 2021 and 2020, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.1 million, $1.0 million and $1.1 million during 2022, 2021 and 2020, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of December 31, 2022, the interest rates for 89% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. Our use of these instruments exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of December 31, 2022, the interest expense for our floating rate borrowings that are not hedged would increase by $5.6 million per year for every one hundred basis point increase in the related benchmark interest rate. See Note 8 to our consolidated financial statements in Item 15 of this Report for the future swap expirations with a total notional amount of $837.4 million in the first quarter of 2023. Higher interest rates would cause an increase in our future interest expense, which would reduce our future net income and cash flows from operations.

Market Transition to SOFR from USD-LIBOR

On March 5, 2021, the FCA announced that USD-LIBOR would no longer be published after June 30, 2023. This announcement has several implications, including setting the type of SOFR to which LIBOR is converted (e.g., Term SOFR, Daily Simple SOFR or Daily Compounded SOFR) and agreeing on a spread that may be applied when converting contracts from USD-LIBOR to SOFR. As of December 31, 2022, most of our floating rate borrowings and interest rate swaps are indexed to USD-LIBOR, and we currently expect that all of these loans and interest rate swaps will be converted to SOFR by July 1, 2023. We are evaluating issues relating to transitioning contracts to SOFR - which include, among other issues, the calculation of: (i) loan interest payments, (ii) swap interest payments, and (iii) the value of, and accounting for, loans and swaps. While we currently expect USD-LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that USD-LIBOR will become unavailable prior to that time. This could occur if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to SOFR will be accelerated and potentially magnified.

See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and interest rate swaps.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2022, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Report. Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-5, respectively, and are incorporated herein by reference.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2022:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	3,961	(2)	$—	(3)	2,276
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2022.
(2)    Consists of 2.4 million vested and 1.6 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

Our Independent Registered Public Accounting Firm is Ernst & Young LLP, Los Angeles California, PCAOB Firm ID: 42. The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	59
Signatures	61
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 5
Consolidated Balance Sheets	F- 6
Consolidated Statements of Operations	F- 7
Consolidated Statements of Comprehensive Income (Loss)	F- 8
Consolidated Statements of Equity	F- 9
Consolidated Statements of Cash Flows	F- 11
Notes to Consolidated Financial Statements	F- 12
Overview	F- 12
Summary of Significant Accounting Policies	F- 13
Investment in Real Estate	F- 20
Ground Lease	F- 21
Acquired Lease Intangibles	F- 22
Investments in Unconsolidated Fund	F- 23
Other Assets	F- 23
Secured Notes Payable & Revolving Credit Facility, Net	F- 24
Interest Payable, Accounts Payable and Deferred Revenue	F- 26
Derivative Contracts	F- 26
Equity	F- 29
EPS	F- 31
Stock-Based Compensation	F- 32
Fair Value of Financial Instruments	F- 34
Segment Reporting	F- 36
Future Minimum Lease Receipts	F- 37
Commitments, Contingencies and Guarantees	F- 37
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 39

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Douglas Emmett, Inc.
Exhibits

(a)(3) exhibits

Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(5)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(6)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(5)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(7)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(8)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(9)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(10)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan LTIP Unit Award Agreement. +	(11)
10.7	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan L. Kaplan. +	(12)
10.8	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(12)
10.9	Employment agreement dated January 1, 2019 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kevin A. Crummy. +	(12)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(13)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(2)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(4)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)

Douglas Emmett, Inc.
Exhibits (continued)

(5)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(6)	Filed with Form 10-K on February 18, 2022 and incorporated herein by this reference. (File number 001-33106)
(7)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Definitive Proxy Statement on April 17, 2020 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 10-K on February 18, 2022 and incorporated herein by this reference. (File number 001-33106)
(12)	Filed with Form 8-K on December 24, 2018 and incorporated herein by this reference. (File number 001-33106)
(13)	In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 17, 2023		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 17, 2023.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	President, CEO and Director (Principal Executive Officer)

/s/ PETER D. SEYMOUR
Peter D. Seymour	CFO (Principal Financial and Accounting Officer)

/s/ DAN A. EMMETT
Dan A. Emmett	Chairman of the Board

/s/ KENNETH M. PANZER
Kenneth M. Panzer	COO and Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DORENE C. DOMINGUEZ
Dorene C. Dominguez	Director

/s/ DR. DAVID T. FEINBERG
Dr. David T. Feinberg	Director

/s/ RAY C. LEONARD
Ray C. Leonard	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

/s/ SHIRLEY WANG
Shirley Wang	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase price accounting
Description of the Matter
During the year ended December 31, 2022, the Company acquired 1221 Ocean Avenue, a multifamily apartment building in Santa Monica, through a new joint venture that the Company manages and owns a controlling 55% interest. As explained in Note 3 to the consolidated financial statements, the transaction was accounted for as an asset acquisition, and as such, is recorded at the price to acquire the real estate property, including acquisition costs. The purchase price is allocated to land, buildings and improvements, and identifiable intangible assets such as in-place at-market leases and acquired below-market tenant leases liabilities, based upon the relative fair value of the acquired assets and liabilities. The fair values of the acquired assets and liabilities were determined by the Company utilizing the sales comparison approach as it relates to land and the income approach which utilized discounted cash flows as it relates the other acquired assets and liabilities. Both approaches used market information available to the Company as inputs.

Auditing the Company’s accounting for its acquisition was complex due to the significant estimation required by management in determining the fair value assigned to the acquired land, buildings and improvements, and intangible lease assets and liabilities. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the assets and liabilities as well as the sensitivity of the respective fair values to changes in the significant underlying assumptions. The more significant assumptions utilized included comparable land sales, rental rates, revenue growth rates, discount rates, and capitalization rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s accounting for the property acquisition, including controls over the Company’s review of the assumptions underlying the purchase price allocation, the cash flow projections and the accuracy of the underlying data used. For example, we tested controls over the review of the valuation models and the underlying assumptions used to develop such estimates.
For the Company’s property acquisition, we read the transaction agreement, and evaluated whether the Company had appropriately determined whether the transaction was accounted for as a business combination or asset acquisition. We also evaluated the significant assumptions and methods used in developing the fair value estimates of the tangible assets and intangible lease assets and liabilities. To test the estimated fair value of the land, building and intangible lease assets and liabilities, we performed audit procedures that included, among other procedures, evaluating the Company’s use of the sales comparison and income approaches and testing the significant assumptions used in the discounted cash flow model, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we agreed the contractual rents used in the cash flow projections to in-place tenant leases on a sample basis and evaluated the property operating expenses for reasonableness. We involved our valuation specialists to assist in evaluating the methodologies utilized by the Company as compared to standard valuation practices, performing procedures to corroborate the reasonableness of the significant assumptions utilized in developing the fair value estimates of the acquired land, building, and intangible lease assets and liabilities. For example, our valuation specialists (i) used independently identified data sources to evaluate the appropriateness of management’s selected comparable land sales, and (ii) obtained market specific information (i.e., revenue growth rates, discount rates, market rental rates and capitalization rates) and compared it to the market information utilized by the Company.

Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $9.0 billion as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company assesses on a periodic basis whether there has been any impairment in the carrying value of its properties, and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. When indicators of impairment are present for a property, management calculates the future undiscounted cash flows expected to be generated by the property and compares it to the property’s carrying value to determine whether an impairment occurred.
Auditing the Company’s evaluation of whether its real estate assets are recoverable was complex and involved a high degree of subjectivity in evaluating management’s assumptions in estimating the future cash flows as they are based on assumptions about future market and economic conditions. The estimation required in the undiscounted future cash flow assumptions includes management’s assumptions regarding future occupancy, rental revenues and operating costs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for estimating and evaluating the assumptions used in the future undiscounted cash flow projections for the properties where impairment indicators existed.

For properties with identified indicators of impairment, we performed audit procedures over the Company’s estimation of the properties’ undiscounted future cash flows. For example, we compared the significant assumptions used to estimate future cash flows to the Company’s historical accounting records or to available market data. We also tested the mathematical accuracy of management’s forecasted cash flows. Additionally, for certain assumptions, we performed sensitivity analyses to evaluate the changes in the undiscounted cash flows of the properties that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1995.
Los Angeles, California
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Los Angeles, California
February 17, 2023

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Investment in real estate, gross	$12,292,973	$11,819,077
Less: accumulated depreciation and amortization	(3,299,365)	(3,028,645)
Investment in real estate, net	8,993,608	8,790,432
Ground lease right-of-use asset	7,455	7,464
Cash and cash equivalents	268,837	335,905
Tenant receivables	6,879	13,127
Deferred rent receivables	114,980	115,148
Acquired lease intangible assets, net	3,536	4,168
Interest rate contract assets	270,234	15,473
Investment in unconsolidated Fund	47,976	46,594
Other assets	33,941	25,721
Total Assets	$9,747,446	$9,354,032

Liabilities
Secured notes payable and revolving credit facility, net	$5,191,893	$5,012,076
Ground lease liability	10,848	10,860
Interest payable, accounts payable and deferred revenue	140,925	145,460
Security deposits	61,429	55,285
Acquired lease intangible liabilities, net	31,364	24,710
Interest rate contract liabilities	1,790	69,930
Dividends payable	33,414	49,158
Total Liabilities	5,471,663	5,367,479

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 175,809,682 and 175,529,133 outstanding at December 31, 2022 and December 31, 2021, respectively	1,758	1,755
Additional paid-in capital	3,493,307	3,488,886
Accumulated other comprehensive income (loss)	187,063	(38,774)
Accumulated deficit	(1,119,714)	(1,035,798)
Total Douglas Emmett, Inc. stockholders' equity	2,562,414	2,416,069
Noncontrolling interests	1,713,369	1,570,484
Total Equity	4,275,783	3,986,553
Total Liabilities and Equity	$9,747,446	$9,354,032

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Office rental
Rental revenues and tenant recoveries	$724,131	$704,946	$680,359
Parking and other income	100,442	81,924	90,810
Total office revenues	824,573	786,870	771,169

Multifamily rental
Rental revenues	152,314	116,095	107,011
Parking and other income	16,765	15,432	13,343
Total multifamily revenues	169,079	131,527	120,354

Total revenues	993,652	918,397	891,523

Operating Expenses
Office expenses	284,522	265,376	268,259
Multifamily expenses	49,299	38,025	37,154
General and administrative expenses	45,405	42,554	39,601
Depreciation and amortization	372,798	371,289	385,248
Total operating expenses	752,024	717,244	730,262

Other income	4,587	2,465	16,288
Other expenses	(714)	(937)	(2,947)
Income from unconsolidated Fund	1,224	946	430
Interest expense	(150,185)	(147,496)	(142,872)
Gain on sale of investment in real estate	—	—	6,393
Net income	96,540	56,131	38,553
Net loss attributable to noncontrolling interests	605	9,136	11,868
Net income attributable to common stockholders	$97,145	$65,267	$50,421

Net income per common share – basic and diluted	$0.55	$0.37	$0.28

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$96,540	$56,131	$38,553
Other comprehensive income (loss): cash flow hedges	325,548	158,923	(183,521)
Comprehensive income (loss)	422,088	215,054	(144,968)
Comprehensive (income) loss attributable to noncontrolling interests	(99,106)	(40,526)	64,816
Comprehensive income (loss) attributable to common stockholders	$322,982	$174,528	$(80,152)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2022	2021	2020

Shares of Common Stock	Beginning balance	175,529	175,464	175,370
	Exchange of OP Units for common stock	281	65	94
	Ending balance	175,810	175,529	175,464

Common Stock	Beginning balance	$1,755	$1,755	$1,754
	Exchange of OP Units for common stock	3	—	1
	Ending balance	$1,758	$1,755	$1,755

Additional Paid-in Capital	Beginning balance	$3,488,886	$3,487,887	$3,486,356
	Exchange of OP Units for common stock	4,597	1,056	1,535
	Repurchase of OP Units with cash	(176)	(57)	(4)
	Ending balance	$3,493,307	$3,488,886	$3,487,887

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$(38,774)	$(148,035)	$(17,462)
	Cash flow hedge adjustments	225,837	109,261	(130,573)
	Ending balance	$187,063	$(38,774)	$(148,035)

Accumulated Deficit	Beginning balance	$(1,035,798)	$(904,516)	$(758,576)
	Net income attributable to common stockholders	97,145	65,267	50,421
	Dividends	(181,061)	(196,549)	(196,361)
	Ending balance	$(1,119,714)	$(1,035,798)	$(904,516)

Noncontrolling Interests	Beginning balance	$1,570,484	$1,558,928	$1,658,862
	Net loss attributable to noncontrolling interests	(605)	(9,136)	(11,868)
	Cash flow hedge adjustments	99,711	49,662	(52,948)
	Contributions	81,000	—	—
	Distributions	(58,969)	(54,919)	(60,392)
	Exchange of OP Units for common stock	(4,600)	(1,056)	(1,536)
	Repurchase of OP Units with cash	(161)	(65)	(3)
	Stock-based compensation	26,509	27,070	26,813
	Ending balance	$1,713,369	$1,570,484	$1,558,928

Statement continues on the following page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2022	2021	2020

Total Equity	Beginning balance	$3,986,553	$3,996,019	$4,370,934
	Net income	96,540	56,131	38,553
	Cash flow hedge adjustments	325,548	158,923	(183,521)
	Repurchase of OP Units with cash	(337)	(122)	(7)
	Contributions	81,000	—	—
	Dividends	(181,061)	(196,549)	(196,361)
	Distributions	(58,969)	(54,919)	(60,392)
	Stock-based compensation	26,509	27,070	26,813
	Ending balance	$4,275,783	$3,986,553	$3,996,019

	Dividends declared per common share	$1.03	$1.12	$1.12

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$96,540	$56,131	$38,553
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(1,224)	(946)	(430)
Gain from insurance recoveries for damage to real estate	—	—	(13,105)
Gain on sale of investment in real estate	—	—	(6,393)
Depreciation and amortization	372,798	371,289	385,248
Net accretion of acquired lease intangibles	(11,255)	(9,541)	(15,878)
Straight-line rent	169	1,051	18,733
Loan premium amortized and written off	(460)	(460)	(2,274)
Deferred loan costs amortized and written off	7,943	10,902	7,832
Amortization of stock-based compensation	21,025	20,887	21,365
Operating distributions from unconsolidated Fund	1,224	943	394
Change in working capital components:
Tenant receivables	6,248	5,099	(11,645)
Interest payable, accounts payable and deferred revenue	(1,399)	(2,842)	5,557
Security deposits	4,832	(962)	(4,676)
Other assets	447	(4,600)	(3,063)
Net cash provided by operating activities	496,888	446,951	420,218

Investing Activities
Capital expenditures for improvements to real estate	(162,364)	(108,499)	(143,445)
Capital expenditures for developments	(75,754)	(184,592)	(154,153)
Insurance recoveries for damage to real estate	5,716	3,041	17,120
Property acquisition	(330,470)	—	—
Proceeds from sale of investment in real estate, net	—	—	20,658
Acquisition of additional interests in unconsolidated Fund	—	—	(6,591)
Capital distributions from unconsolidated Fund	1,919	1,342	1,236
Net cash used in investing activities	(560,953)	(288,708)	(265,175)

Financing Activities
Proceeds from borrowings	245,000	1,345,000	674,000
Repayment of borrowings	(70,823)	(1,075,787)	(549,752)
Loan cost payments	(2,032)	(12,397)	(3,846)
Purchase of interest rate caps	(481)	—	—
Proceeds from sale of interest rate cap	444	—	—
Contributions from noncontrolling interests in consolidated JVs	81,000	—	—
Distributions paid to noncontrolling interests	(58,969)	(54,919)	(60,392)
Dividends paid to common stockholders	(196,805)	(196,529)	(196,333)
Repurchase of OP Units	(337)	(122)	(7)
Net cash (used in) provided by financing activities	(3,003)	5,246	(136,330)

(Decrease) increase in cash and cash equivalents and restricted cash	(67,068)	163,489	18,713
Cash and cash equivalents and restricted cash - beginning balance	336,006	172,517	153,804
Cash and cash equivalents and restricted cash - ending balance	$268,938	$336,006	$172,517

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2022	2021	2020

Cash and cash equivalents	$268,837	$335,905	$172,385
Restricted cash	101	101	132
Cash and cash equivalents and restricted cash	$268,938	$336,006	$172,517

Supplemental Cash Flows Information

	Year Ended December 31,
	2022	2021	2020

Cash paid for interest, net of capitalized interest	$141,427	$136,999	$136,823
Capitalized interest paid	$9,101	$8,814	$4,810

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$33,783	$38,101	$37,185
Capitalized stock-based compensation for improvements to real estate and developments	$5,479	$6,183	$5,448
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$100,050	$157,325	$73,045
Removal of fully amortized acquired lease intangible assets	$1,438	$442	$372
Removal of fully accreted acquired lease intangible liabilities	$11,900	$23,725	$20,649

Non-cash Financing Transactions
Gain (loss) recorded in AOCI - consolidated derivatives	$326,396	$82,876	$(232,652)
Gain (loss) recorded in AOCI - unconsolidated Fund's derivatives (our share)	$3,780	$569	$(410)
Dividends declared	$181,061	$196,549	$196,361
Exchange of OP Units for common stock	$4,600	$1,056	$1,536

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

At December 31, 2022, our Consolidated Portfolio consisted of (i) a 17.7 million square foot office portfolio, (ii) 5,013 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at December 31, 2022, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2022, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	53	53
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
	69	71

Multifamily
Wholly-owned properties	12	12
Consolidated JV properties	2	2
	14	14

Total	83	85

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.41 billion, as of December 31, 2022 and December 31, 2021, respectively. See Note 8. We also consolidate four JVs through our Operating Partnership. See Note 3 for more information regarding our JV transactions. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.94 billion (of which $3.54 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.89 billion (of which $1.81 billion related to debt).

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

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

Acquisitions of properties generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We include the acquired properties' results of operations in our results of operations from the respective acquisition date. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases (including for renewal options), and if applicable (v) assumed debt and (vi) assumed interest rate swaps. The fair values are based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an ‘‘as-if-vacant’’ basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of the fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates. See Note 3 for our property acquisition disclosures.

Depreciation and Amortization

The assets and liabilities listed below are carried on our consolidated balance sheets net of the related accumulated depreciation or amortization/accretion, and any impairment charges. We accelerate depreciation for affected assets when we renovate our buildings or our buildings are impacted by new developments. When assets are sold or retired, their cost and related accumulated depreciation or amortization are removed from our consolidated balance sheets with the resulting gains or losses, if any, reflected in our results of operations for the respective period.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Real Estate Held for Sale

Properties are classified as held for sale on our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2022 and 2021, we did not have any properties held for sale.

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

Cost Capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, on our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2022, 2021 and 2020, we capitalized $59.7 million, $185.4 million and $186.4 million of costs related to our developments, respectively, which included $9.1 million, $8.8 million and $4.8 million of capitalized interest, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Investment in Unconsolidated Fund

As of December 31, 2022 and 2021, we managed and owned an equity interest in one unconsolidated Fund. See Note 6. We account for our investment in our unconsolidated Fund using the equity method because we have significant influence but not control over the Fund. Under the equity method, we initially recorded our investment in our Fund at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjust the investment balance for: (i) our share of the Fund's net income or losses, (ii) our share of the Fund's other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund. If we sell our interest in the Fund, or if the Fund qualifies for consolidation, we would remove our investment in our unconsolidated Fund from our consolidated balance sheets.

Our investment in our unconsolidated Fund is included in Investment in unconsolidated Fund on the consolidated balance sheets. Our share of our Fund's accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) on our consolidated balance sheets. As of December 31, 2022 and 2021, the total investment basis difference included in our investment balance in our unconsolidated Fund was $27.8 million and $28.7 million, respectively. Our share of the net income or losses from our Fund is included in Income from unconsolidated Fund in our consolidated statements of operations.

We periodically assess whether there has been any impairment that is other than temporary in our investment in our unconsolidated Fund. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Based upon such periodic assessments, no impairments occurred during 2022, 2021 or 2020.

Impairment of Long-Lived Assets

We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is not recoverable. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2022, 2021 or 2020.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue Recognition

Rental Revenues and Tenant Recoveries

We account for our rental revenues and tenant recoveries in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues and tenant recoveries on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries in our consolidated statements of operations. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries in our consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, in accordance with our policy, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Lease Terminations

Lease termination fees, which are included in Rental revenues and tenant recoveries in our consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $1.3 million, $1.2 million and $1.0 million during 2022, 2021 and 2020, respectively.

Tenant Improvements

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries in our consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $4.8 million, $5.8 million and $5.9 million during 2022, 2021 and 2020, respectively.

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

For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. Charges for uncollectible tenant receivables and deferred rent receivables, which were primarily due to the impact of the COVID-19 pandemic, reduced our office revenues by $0.6 million, $3.0 million, and $41.0 million in 2022, 2021, and 2020 respectively.

If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries in the period they are collected. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $3.6 million in 2022.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Office parking revenues were $84.9 million, $69.0 million and $76.1 million in 2022, 2021 and 2020, respectively. Office parking receivables were $0.9 million and $0.8 million as of December 31, 2022 and 2021, respectively, and are included in Tenant receivables on our consolidated balance sheets.

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceeds any losses recognized from that damage are recorded as other income when payment has been received or confirmation of the amount of proceeds has been received.

In January 2020, there was a fire in one of our residential property buildings. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies to cover these kinds of losses. We recorded $3.9 million, $4.8 million, and $3.9 million of business interruption revenues during 2022, 2021 and 2020, respectively, which is included in Multifamily rental - Parking and other income in our consolidated statements of operations. In addition, we recorded a gain related to property damage of $13.1 million during 2020, which is included in Other income in our consolidated statements of operations.

Interest Income

Interest income from our short-term money market fund investments is recognized on an accrual basis. Interest income is included in other income in our consolidated statements of operations.

Leasing Costs

We account for our leasing costs in accordance with Topic 842. In accordance with Topic 842, we capitalize initial direct costs of a lease, which are costs that would not have been incurred had the lease not been executed. Costs to negotiate a lease that would have been incurred regardless of whether the lease was executed, such as employee salaries, are not considered to be initial direct costs, and are expensed as incurred.

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

To the extent that a refinancing is considered an exchange of debt with the same lender, we account for loan costs based upon whether the old debt is determined to be modified or extinguished for accounting purposes. If the old debt is determined to be modified then we (i) continue to defer and amortize any unamortized deferred loan costs associated with the old debt at the time of the modification over the new term of the modified debt, (ii) defer and amortize the lender costs incurred in connection with the modification over the new term of the modified debt, and (iii) expense all other costs associated with the modification. If the old debt is determined to be extinguished then we (i) write off any unamortized deferred loan costs associated with the extinguished debt at the time of the extinguishment and remove the related cost and accumulated amortization from our consolidated balance sheets, (ii) expense all lender costs associated with the extinguishment, and (iii) defer and amortize all other costs incurred directly in connection with the extinguishment over the term of the new debt.

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

Deferred loan costs are presented on the consolidated balance sheets as a deduction from the carrying amount of our secured notes payable and revolving credit facility. All loan costs expensed and deferred loan costs amortized are included in interest expense in our consolidated statements of operations. See Note 8 for our loan cost disclosures.

Debt Discounts and Premiums

Debt discounts and premiums related to recording debt assumed in connection with property acquisitions at fair value are generally amortized and accreted, respectively, over the remaining term of the related loan, which approximates the effective interest method. The amortization/accretion is included in interest expense in our consolidated statements of operations.

Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt and to satisfy certain lender requirements. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We may enter into derivative contracts that are intended to hedge certain economics risks, even though hedge accounting does not apply or we elect to not apply hedge accounting. We do not speculate in derivatives and we do not make use of any other derivative instruments.

When entering into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. For our Fund's hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI. Amounts recorded in AOCI related to our designated hedges are reclassified to Interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Fund's hedges are reclassified to Income from unconsolidated Fund, as interest payments are made by our Fund on its hedged floating rate debt.
Our derivatives are presented on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The accrued interest is included in Interest Payable, accounts payable and deferred revenue on our consolidated balance sheets. Our share of the fair value of our Fund's derivatives is included in Investment in unconsolidated Fund on our consolidated balance sheets. See Note 10 for our derivative disclosures.

Stock-Based Compensation

We account for stock-based compensation, which includes grants of LTIP Units to certain employees and non-employee directors, using the fair value method of accounting. The estimated fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions. The estimated fair value of LTIP Units granted, net of estimated forfeitures, is amortized over the vesting period, which is based upon service. See Note 13 for our stock-based compensation disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Income Taxes

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we are required (among other things) to distribute at least 90% of our REIT taxable income to our stockholders and meet various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate-level income tax on the earnings distributed currently to our stockholders that we derive from our REIT qualifying activities. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at the regular corporate rate.

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. We had two TRSs in 2020. Our TRSs did not have significant tax provisions or deferred income tax items for 2022, 2021 or 2020. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Other than the ASU discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

Adoption of ASU 2022-06 (Topic 848 - "Reference Rate Reform")

In December 2022, the FASB issued ASU No. 2022-06 to defer the sunset date for ASU No. 2020-04, Topic 848 - "Reference Rate Reform" to December 31, 2024 from December 31, 2022. ASU 2020-04 included practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. In the first quarter of 2020 we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients maintains the presentation of derivatives consistent with past presentation. We adopted ASU 2022-06 in December 2022 and it did not impact our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2022	December 31, 2021

Land(1)	$1,185,977	$1,150,821
Buildings and improvements(1)	10,055,499	9,344,087
Tenant improvements and lease intangibles	981,460	935,639
Property under development(1)	70,037	388,530
Investment in real estate, gross	$12,292,973	$11,819,077
__________________________________________________________________________________
(1) During 2022, Property under development balances transferred to Land and Building and improvements for real estate placed into service were $13.1 million and $360.4 million, respectively. During 2021, Property under development balances transferred to Building and improvements for real estate placed into service were $51.2 million.

2022 Property Acquisition

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

As of December 31, 2022, the ground lease right-of-use asset carrying value was $7.5 million, and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses in our consolidated statements of operations, was $733 thousand during 2022, 2021 and 2020.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2022:

Year ending December 31:	(In thousands)

2023	$733
2024	733
2025	733
2026	733
2027	733
Thereafter	43,246
Total future minimum lease payments	$46,911

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2022	December 31, 2021

Above-market tenant leases	$4,968	$6,406
Above-market tenant leases - accumulated amortization	(2,309)	(3,132)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(275)	(258)
Acquired lease intangible assets, net	$3,536	$4,168

Below-market tenant leases	$64,851	$58,209
Below-market tenant leases - accumulated accretion	(33,487)	(33,499)
Acquired lease intangible liabilities, net	$31,364	$24,710

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$11,272	$9,558	$15,895
Amortization of an above-market ground lease asset(2)	(17)	(17)	(17)
Total	$11,255	$9,541	$15,878
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2022.

Year ending December 31:	Net increase to revenues

(In thousands)
2023	$10,564
2024	7,993
2025	5,466
2026	2,665
2027	1,392
Thereafter	(252)
Total	$27,828

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investment in Unconsolidated Fund

Description of our Fund

As of December 31, 2022 and 2021, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. We purchased an additional interest of 3.6% in Partnership X for $6.6 million during 2020.

Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide, which are included in Other income in our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents the cash distributions we received from Partnership X:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Operating distributions received	$1,224	$943	$394
Capital distributions received	1,919	1,342	1,236
Total distributions received	$3,143	$2,285	$1,630

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X. The amounts presented reflect 100% (not our pro-rata share) of amounts related to the Fund, and are based upon historical book value:

(In thousands)	December 31, 2022	December 31, 2021

Total assets	$147,853	$139,171
Total liabilities	$119,038	$117,668
Total equity	$28,815	$21,503

	Year Ended December 31,
(In thousands)	2022	2021	2020

Total revenues	$18,561	$17,185	$15,744
Operating income	$5,722	$4,921	$3,614
Net income	$3,158	$2,333	$887

7. Other Assets

(In thousands)	December 31, 2022	December 31, 2021

Restricted cash	$101	$101
Prepaid expenses	19,871	15,936
Indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	7,144	2,499
Other	4,837	5,197
Total other assets	$33,941	$25,721

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date (1)	Principal Balance as of December 31, 2022	Principal Balance as of December 31, 2021	Variable Interest Rate	Fixed Interest Rate (2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Term loan(3)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	3.84%	3/1/2023
Fannie Mae loan(3)	4/1/2025	102,400	102,400	LIBOR + 1.25%	2.76%	3/1/2023
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)(4)	6/1/2027	550,000	550,000	LIBOR + 1.37%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(3)(5)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(6)	6/1/2038	28,502	29,325	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,410,902	3,411,725

Consolidated JVs
Term loan(3)	12/19/2024	400,000	400,000	LIBOR + 1.30%	3.47%	1/1/2023
Term loan(3)(8)	5/15/2027	450,000	450,000	LIBOR + 1.35%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Term loan(3)(9)	4/26/2029	175,000	—	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(10)		5,220,902	5,046,725
Unamortized loan premium, net(11)		3,547	4,007
Unamortized deferred loan costs, net(12)		(32,556)	(38,656)
Total Consolidated Debt, net		$5,191,893	$5,012,076
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
(2)Effective rate as of December 31, 2022. Includes the effect of interest rate swaps, and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR or SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The swaps expired on June 1, 2022.
(5)The effective rate decreased from 3.42% to 2.66% on January 1, 2022 when a new swap replaced old swaps that expired.
(6)The loan requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(8)The effective rate decreased from 3.04% to 2.26% on July 1, 2022 when existing swaps were upsized to replace swaps that expired.
(9)We closed this loan during the second quarter of 2022 in connection with the acquisition of a residential property, see Note 3.
(10)The table does not include our unconsolidated Fund's loan - see Note 17. See Note 14 for our debt fair value disclosures.
(11)Balances are net of accumulated amortization of $3.7 million and $3.2 million at December 31, 2022 and December 31, 2021, respectively.
(12)Balances are net of accumulated amortization of $54.1 million and $46.3 million at December 31, 2022 and December 31, 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2022	Principal Balance as of December 31, 2021

Aggregate swapped to fixed rate loans	$4,642,400	$5,017,400
Aggregate fixed rate loans	28,502	29,325
Aggregate floating rate loans	550,000	—
Total Debt	$5,220,902	$5,046,725

The table below summarizes certain consolidated debt statistics as of December 31, 2022:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$4.67
Weighted average remaining life (including extension options)	4.5 years
Weighted average remaining fixed interest period	2.4 years
Weighted average annual interest rate	2.82%

Future Principal Payments

At December 31, 2022, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2023	$862
2024	400,902
2025	438,343
2026	1,415,987
2027	1,001,033
Thereafter	1,963,775
Total future principal payments	$5,220,902
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense in our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Loan premium amortized and written off	$(460)	$(460)	$(2,274)
Deferred loan costs amortized and written off	7,943	10,902	7,832
Loan costs expensed	117	408	1,008
Total	$7,600	$10,850	$6,566

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2022	December 31, 2021

Interest payable	$13,529	$12,254
Accounts payable and accrued liabilities	80,244	83,150
Deferred revenue	47,152	50,056
Total interest payable, accounts payable and deferred revenue	$140,925	$145,460

10. Derivative Contracts

Derivative Summary

The table below summarizes our derivative contracts as of December 31, 2022:

	Number of Interest Rate Swaps	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(3)(5)	30	$4,642,400
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(3)(4)(5)	5	$1,100,000
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
(5)See Note 14 for our derivative fair value disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of December 31, 2022, there have been no events of default with respect to our interest rate swaps, our consolidated JVs' interest rate swaps, or our Fund's interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2022	December 31, 2021

Consolidated derivatives(1)(2)	$—	$77,760
Unconsolidated Fund's derivatives(3)	$—	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of December 31, 2022.
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

(In thousands)	December 31, 2022	December 31, 2021

Consolidated derivatives(1)	$281,982	$14,927
Unconsolidated Fund's derivatives(2)	$12,863	$1,889
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$326,396	$82,876	$(232,652)
(Gains) losses reclassified from AOCI to Interest Expense(1)	$(4,287)	$75,358	$49,435
Interest Expense presented in the consolidated statements of operations	$(150,185)	$(147,496)	$(142,872)
Unconsolidated Fund's derivatives (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$3,780	$569	$(410)
(Gains) losses reclassified from AOCI to Income from unconsolidated Fund(1)	$(341)	$120	$106
Income from unconsolidated Fund presented in the consolidated statements of operations	$1,224	$946	$430
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense	$38	$—	$—
__________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Future Reclassifications from AOCI

At December 31, 2022, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year as interest rate swap payments are made, is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$132,805
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$1,535
______________________________________________
(1) We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

During 2022:

•We acquired 281 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 10 thousand OP Units for $337 thousand in cash.
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
•We acquired 4 thousand OP Units for $122 thousand in cash.

During 2020:

•We acquired 94 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 150 OP Units for $7 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of December 31, 2022, noncontrolling interests in our Operating Partnership owned 32.5 million OP Units and fully-vested LTIP Units, which represented approximately 15.6% of our Operating Partnership's total outstanding interests, and we owned 175.8 million OP Units (to match our 175.8 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Net income attributable to common stockholders	$97,145	$65,267	$50,421

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	4,600	1,056	1,535
Repurchase of OP Units from noncontrolling interests	(176)	(57)	(4)
Net transfers from noncontrolling interests	4,424	999	1,531

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$101,569	$66,266	$51,952

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Accumulated Other Comprehensive Loss - Beginning balance	$(38,774)	$(148,035)	$(17,462)
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	326,396	82,876	(232,652)
Reclassification of (gains) losses from AOCI to Interest Expense	(4,287)	75,358	49,435
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	3,780	569	(410)
Reclassification of (gains) losses from AOCI to Income from unconsolidated Fund	(341)	120	106
Net current period OCI	325,548	158,923	(183,521)
OCI attributable to noncontrolling interests	(99,711)	(49,662)	52,948
OCI attributable to common stockholders	225,837	109,261	(130,573)

Accumulated Other Comprehensive Income (Loss) - Ending balance	$187,063	$(38,774)	$(148,035)
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2022 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/31/2021	1/19/2022	$0.28	44.5%	—%	55.5%	44.5%
3/31/2022	4/19/2022	0.28	44.5%	—%	55.5%	44.5%
6/30/2022	7/15/2022	0.28	44.5%	—%	55.5%	44.5%
9/30/2022	10/18/2022	0.28	44.5%	—%	55.5%	44.5%
Total / Weighted Average		$1.12	44.5%	—%	55.5%	44.5%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
Numerator (In thousands):
Net income attributable to common stockholders	$97,145	$65,267	$50,421
Allocation to participating securities: Unvested LTIP Units	(912)	(876)	(830)
Net income attributable to common stockholders - basic and diluted	$96,233	$64,391	$49,591

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,756	175,478	175,380

Net income per common share - basic and diluted	$0.55	$0.37	$0.28
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

	Year Ended December 31,
(In thousands)	2022	2021	2020

OP Units	29,756	28,643	28,288
Vested LTIP Units	1,120	1,439	815

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plan

Plan description

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 28, 2020, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 9.5 million. We had an aggregate of 2.3 million shares available for grant as of December 31, 2022. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

Plan administration

Our 2016 Plan is administered by the compensation committee of our board of directors. The compensation committee may interpret our Plan and make all determinations necessary or desirable for the administration of our Plan. The committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of our Plan. All officers, employees, directors and other key personnel (including consultants and prospective employees) are eligible to participate in our 2016 Plan.

LTIP Units

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 2.2 million, 1.1 million, and 1.1 million LTIP Units to employees during 2022, 2021 and 2020, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. In aggregate, we granted 134 thousand, 52 thousand, and 55 thousand LTIP Units to our non-employee directors during 2022, 2021 and 2020, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

See Note 2 regarding our accounting policy for stock based compensation. At December 31, 2022, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.2 million, which will be recognized over a weighted-average term of 2 years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Stock-based compensation expense, net	$21,025	$20,887	$21,365
Capitalized stock-based compensation	$5,479	$6,183	$5,448

Stock-Based Award Activity

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2019	924	$30.48
Granted	1,190	$21.12	$25,175
Vested	(1,073)	$24.58	$26,369
Forfeited	(57)	$28.20	$1,623
Outstanding at December 31, 2020	984	$25.71
Granted	1,121	$24.64	$27,631
Vested	(1,073)	$25.05	$26,871
Forfeited	(17)	$28.69	$501
Outstanding at December 31, 2021	1,015	$25.17
Granted	2,310	$11.69	$26,987
Vested	(1,705)	$15.72	$26,794
Forfeited	(20)	$29.20	$587
Outstanding at December 31, 2022	1,600	$15.73

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

As of December 31, 2022, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2022	December 31, 2021

Fair value	$5,115,548	$5,017,494
Carrying value	$5,224,449	$5,050,732

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

(In thousands)	December 31, 2022	December 31, 2021

Fair value	$4,466	$8,861
Carrying value	$10,848	$10,860

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Financial instruments measured at fair value

Derivative instruments

See Note 10 for the details of our derivatives. We present our derivatives on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest.  We estimate the fair value of our derivative instruments by calculating the credit-adjusted present value of the expected future cash flows of each derivative.  The calculation incorporates the contractual terms of the derivatives, observable market interest rates which we consider to be Level 2 inputs, and credit risk adjustments to reflect the counterparty's as well as our own nonperformance risk. Our derivatives are not subject to master netting arrangements.  See Note 2 for our accounting policy for derivative instruments regarding the impact of the changes in fair value measurements on our financial statements.

The table below presents the estimated fair value of our derivatives:

(In thousands)	December 31, 2022	December 31, 2021
Derivative Assets:
Fair value - consolidated derivatives(1)	$270,234	$15,473
Fair value - unconsolidated Fund's derivatives(2)	$12,426	$1,963

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$1,790	$69,930
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
___________________________________________________________________________________
(1)    Consolidated derivatives, which include 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts on our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable on our consolidated balance sheets.
(2)    The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund on our consolidated balance sheets. Our unconsolidated Fund did not have any derivatives in a liability position for the periods presented. See Note 6 for more information about our Fund, including our equity interest percentage, and see "Guarantees" in Note 17 regarding our Fund's derivatives.

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

The table below presents the operating activity of our reportable segments:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Office Segment
Total office revenues	$824,573	$786,870	$771,169
Office expenses	(284,522)	(265,376)	(268,259)
Office segment profit	540,051	521,494	502,910

Multifamily Segment
Total multifamily revenues	169,079	131,527	120,354
Multifamily expenses	(49,299)	(38,025)	(37,154)
Multifamily segment profit	119,780	93,502	83,200

Total profit from all segments	$659,831	$614,996	$586,110

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2022	2021	2020

Total profit from all segments	$659,831	$614,996	$586,110
General and administrative expenses	(45,405)	(42,554)	(39,601)
Depreciation and amortization	(372,798)	(371,289)	(385,248)
Other income	4,587	2,465	16,288
Other expenses	(714)	(937)	(2,947)
Income from unconsolidated Fund	1,224	946	430
Interest expense	(150,185)	(147,496)	(142,872)
Gain on sale of investment in real estate	—	—	6,393
Net income	96,540	56,131	38,553
Net loss attributable to noncontrolling interests	605	9,136	11,868
Net income attributable to common stockholders	$97,145	$65,267	$50,421

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2022:

Year ending December 31:	(In thousands)

2023	$622,166
2024	534,721
2025	432,079
2026	332,733
2027	253,997
Thereafter	714,360
Total future minimum base rentals(1)	$2,890,056
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During 2022, 2021 and 2020, no tenant accounted for more than 10% of our total revenues. See our "Rental Revenues and Tenant Recoveries" accounting policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

Geographic Risk

All of our properties, including our consolidated JVs and our unconsolidated Fund's properties, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

Derivative Counterparty Credit Risk

We are subject to credit risk with respect to our derivative counterparties. We do not post or receive collateral with respect to our derivative transactions. Our derivative contracts do not provide for right of offset between derivative contracts. See Note 10 for the details of our derivative contracts. We seek to minimize our credit risk by entering into agreements with a variety of counterparties with investment grade ratings.

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

As of December 31, 2022, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2022, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of December 31, 2022, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $42.5 million.

Other Contractual Commitments

As of December 31, 2022, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $26.5 million.

Guarantees

Unconsolidated Fund Guarantees

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2022, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swaps were $3.7 million.

As of December 31, 2022, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2022
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve-ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$155,949	$27,108	$220,057	$247,165	$90,389	1968/2002/2019	1999
233 Wilshire	62,962	9,263	130,426	3,555	9,263	133,981	143,244	24,162	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	136,696	21,787	154,085	175,872	63,751	1981/2000/2020	1996
429 Santa Monica	33,691	4,949	72,534	3,760	4,949	76,294	81,243	13,176	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	(49,831)	8,833	55,304	64,137	31,687	1992	2004
1299 Ocean	124,699	22,748	265,198	20,377	22,748	285,575	308,323	46,519	1980/2006/2020	2017
1901 Avenue of the Stars	193,502	18,514	131,752	117,319	26,163	241,422	267,585	104,252	1968/2001	2001
2001 Wilshire	37,411	5,711	81,622	4,034	5,711	85,656	91,367	8,765	1980/2013	2008
8383 Wilshire	175,314	18,004	328,118	5,424	18,005	333,541	351,546	35,160	1971/2009	2008
8484 Wilshire(1)	—	8,846	77,780	15,656	8,846	93,436	102,282	29,586	1972/2013	2013
9100 Wilshire	142,264	13,455	258,329	6,784	13,455	265,113	278,568	27,120	1971/2016	2008
9401 Wilshire	28,502	6,740	152,310	16,462	6,740	168,772	175,512	26,602	1971/2020	2017
9601 Wilshire	—	16,597	54,774	108,431	17,658	162,144	179,802	71,306	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	23,637	5,568	200,709	206,277	31,973	1971/2020	2017
10880 Wilshire	207,712	29,995	437,514	34,498	29,988	472,019	502,007	94,377	1970/2009/2020	2016
10960 Wilshire	209,575	45,844	429,769	33,768	45,852	463,529	509,381	98,257	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,485	6,714	43,571	50,285	19,499	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	9,512	20,164	218,267	238,431	42,498	1985	2016
12400 Wilshire	—	5,013	34,283	76,042	8,828	106,510	115,338	45,323	1985	1996
15250 Ventura	22,369	2,130	48,908	1,956	2,130	50,864	52,994	5,544	1970/2012	2008
16000 Ventura	37,971	1,936	89,531	2,216	1,936	91,747	93,683	9,705	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	13,083	6,759	66,195	72,954	19,516	1986/2012	2013
Beverly Hills Medical Center	46,180	4,955	27,766	30,501	6,435	56,787	63,222	24,931	1964/2004	2004
Bishop Square	200,000	16,273	213,793	50,268	16,273	264,061	280,334	90,495	1972/1983	2010
Brentwood Court	—	2,564	8,872	804	2,563	9,677	12,240	4,163	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	34,222	5,921	41,210	47,131	18,106	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	2,133	5,933	29,970	35,903	13,329	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	2,575	5,557	19,032	24,589	7,943	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,425	4,775	22,733	27,508	10,496	1986	2000
Bundy/Olympic	—	4,201	11,860	28,861	6,030	38,892	44,922	16,915	1991/1998	1994
Camden Medical Arts	42,276	3,102	12,221	29,125	5,298	39,150	44,448	16,929	1972/1992	1995
Carthay Campus	—	6,595	70,454	5,156	6,594	75,611	82,205	20,689	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	140,910	16,153	205,793	221,946	80,946	1972/1987/2020	1999
Century Park West(1)	—	3,717	29,099	419	3,667	29,568	33,235	13,137	1971	2007
Columbus Center	—	2,096	10,396	9,592	2,333	19,751	22,084	8,572	1987	2001
Coral Plaza	—	4,028	15,019	19,159	5,366	32,840	38,206	14,465	1981	1998
Cornerstone Plaza(1)	—	8,245	80,633	5,538	8,263	86,153	94,416	35,151	1986	2007
Encino Gateway	—	8,475	48,525	54,788	15,653	96,135	111,788	42,330	1974/1998	2000
Encino Plaza	—	5,293	23,125	48,214	6,165	70,467	76,632	31,302	1971/1992	2000
Encino Terrace	105,565	12,535	59,554	102,406	15,533	158,962	174,495	67,774	1986	1999
Executive Tower(1)	—	6,660	32,045	58,220	9,471	87,454	96,925	38,025	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2022
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	5,627	12,092	86,731	98,823	20,878	1986	2015
Gateway Los Angeles	—	2,376	15,302	61,022	5,119	73,581	78,700	26,949	1987/2022	1994
Harbor Court	—	51	41,001	52,683	12,060	81,675	93,735	31,744	1994	2004
Landmark II	—	6,086	109,259	68,338	13,070	170,613	183,683	74,944	1989	1997
Lincoln/Wilshire	—	3,833	12,484	26,953	7,475	35,795	43,270	14,245	1996	2000
MB Plaza	—	4,533	22,024	34,519	7,503	53,573	61,076	23,359	1971/1996	1998
Olympic Center	52,000	5,473	22,850	35,110	8,247	55,186	63,433	24,750	1985/1996	1997
One Westwood(1)	—	10,350	29,784	65,082	9,194	96,022	105,216	40,735	1987/2004	1999
Palisades Promenade	60,318	5,253	15,547	53,321	9,664	64,457	74,121	28,758	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	18,344	7,557	22,808	30,365	10,495	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	523	7,055	12,558	19,613	5,575	1985	2006
Santa Monica Square	48,500	5,366	18,025	21,445	6,863	37,973	44,836	16,231	1983/2004	2001
Second Street Plaza	—	4,377	15,277	36,024	7,421	48,257	55,678	21,518	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	423,532	48,328	426,237	474,565	182,462	1981/2002	1997
Studio Plaza	—	9,347	73,358	122,001	15,015	189,691	204,706	86,186	1988/2004	1995
The Tower	67,064	9,643	160,602	5,085	9,643	165,687	175,330	33,924	1988/1998	2016
The Trillium(1)(6)	—	20,688	143,263	83,788	21,989	225,750	247,739	94,195	1988/2021	2005
Valley Executive Tower	104,000	8,446	67,672	109,131	11,737	173,512	185,249	73,320	1984	1998
Valley Office Plaza	—	5,731	24,329	49,353	8,957	70,456	79,413	30,467	1966/2002	1998
Verona	—	2,574	7,111	15,365	5,111	19,939	25,050	8,631	1991	1997
Village on Canon	61,745	5,933	11,389	51,518	13,303	55,537	68,840	23,789	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	417,949	59,418	693,788	753,206	305,790	1982-1993/2004	2002
Warner Corporate Center	34,671	11,035	65,799	2,874	11,035	68,673	79,708	8,992	1988/2015	2008
Westside Towers	141,915	8,506	79,532	79,586	14,568	153,056	167,624	65,702	1985	1998
Westwood Center	140,648	9,512	259,341	10,533	9,513	269,873	279,386	55,970	1965/2000	2016
Westwood Place	71,000	8,542	44,419	66,176	11,448	107,689	119,137	39,916	1987	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	41,555	14,903	60,752	75,655	26,457	1989	1999
1221 Ocean Avenue	175,000	22,086	328,545	700	22,086	329,245	351,331	11,413	1971/2000	2022
Barrington Plaza	210,000	28,568	81,485	147,705	58,208	199,550	257,758	88,534	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	1,095	5,720	11,147	16,867	4,854	1974	2006
Barry	11,370	6,426	8,179	841	6,426	9,020	15,446	4,033	1973	2006
Kiowa	5,470	2,605	3,263	930	2,605	4,193	6,798	1,711	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	126,198	35,365	272,977	308,342	69,509	1968/2004/2019	2005
The Residences at Bishop Place	—	—	—	128,998	—	128,998	128,998	7,445	2020-2022	2004
Pacific Plaza	78,000	10,091	16,159	76,945	27,816	75,379	103,195	31,734	1963/1998	1999
The Glendon	160,000	32,773	335,925	2,890	32,775	338,813	371,588	33,951	2008	2019
The Landmark Los Angeles	—	13,070	—	317,986	13,070	317,986	331,056	2,448	2018-2022	N/A
The Shores	212,000	20,809	74,191	204,885	60,555	239,330	299,885	100,194	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	16,852	35,163	95,952	131,115	46,345	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	2,190	26,864	121,463	148,327	26,347	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2022
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(2)	Improve- ments(2)(3)	Land	Building & Improve-ments(2)(3)	Total(4)	Accumulated Depreciation & Amortization(3) (5)	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner(6)	—	23,848	—	—	23,848	—	23,848	—	N/A	2006
Total Operating Properties	$5,220,902	$911,770	$6,922,385	$4,388,781	$1,185,977	$11,036,959	$12,222,936	$3,299,365

Property Under Development
The Residences at Bishop Place	$—	$—	$—	$38,072	$—	$38,072	$38,072		N/A	N/A
Other Developments				31,965		31,965	31,965		N/A	N/A
Total Property Under Development	$—	$—	$—	$70,037	$—	$70,037	$70,037	$—

Total	$5,220,902	$911,770	$6,922,385	$4,458,818	$1,185,977	$11,106,996	$12,292,973	$3,299,365
_____________________________________________________
(1)These properties are encumbered by our revolving credit facility, which had no balance as of December 31, 2022.
(2)Includes tenant improvements and lease intangibles.
(3)Net of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles removed from our books.
(4)At December 31, 2022, the aggregate federal income tax cost basis for consolidated real estate was $8.76 billion (unaudited).
(5)See our depreciation and amortization policy in Note 2 to our consolidated financial statements.
(6)The property includes a parcel of land from which we receive rent under a ground lease.

The table below presents a reconciliation of our investment in real estate:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Investment in real estate, gross

Beginning balance	$11,819,077	$11,678,638	$11,478,633
Property acquisitions	350,631	—	—
Improvements and developments	223,315	297,764	297,558
Properties sold	—	—	(24,508)
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	(100,050)	(157,325)	(73,045)
Ending balance	$12,292,973	$11,819,077	$11,678,638

Accumulated depreciation and amortization

Beginning balance	$(3,028,645)	$(2,816,193)	$(2,518,415)
Depreciation and amortization	(372,798)	(371,289)	(385,248)
Properties sold	—	—	10,002
Other accumulated depreciation and amortization	2,028	1,512	4,423
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	100,050	157,325	73,045
Ending balance	$(3,299,365)	$(3,028,645)	$(2,816,193)

Investment in real estate, net	$8,993,608	$8,790,432	$8,862,445