Form 10-Q
period 2023-03-31
Douglas Emmett Inc
filed 2023-05-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 28, 2023
Common Stock, $0.01 par value per share	169,809,682	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate	The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating percentage leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expenses, depreciation and amortization expense, other income, other expenses, income from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
Occupancy Rate	We calculate Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating Occupancy Rate. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.
Recurring Capital Expenditures	Building improvements required to maintain revenues once a property has been stabilized, and excludes capital expenditures for (i) acquired buildings being stabilized, (ii) newly developed space, (iii) upgrades to improve revenues or operating expenses or significantly change the use of the space, (iv) casualty damage and (v) bringing the property into compliance with governmental or lender requirements. We report Recurring Capital Expenditures because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine our cash flow requirements and to compare our performance with other REITs. We use Recurring Capital Expenditures to manage and monitor the performance of our office and multifamily portfolios.

Glossary

Defined terms used in this Report (continued):

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
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
•reduced demand for office space, including as a result of remote work and flexible working arrangements that allow work from remote locations other than the employer’s office premises;
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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	March 31, 2023	December 31, 2022

Assets
Investment in real estate, gross	$12,317,670	$12,292,973
Less: accumulated depreciation and amortization	(3,367,802)	(3,299,365)
Investment in real estate, net	8,949,868	8,993,608
Ground lease right-of-use asset	7,452	7,455
Cash and cash equivalents	301,979	268,837
Tenant receivables	4,818	6,879
Deferred rent receivables	114,853	114,980
Acquired lease intangible assets, net	3,388	3,536
Interest rate contract assets	218,298	270,234
Investment in unconsolidated Fund	47,263	47,976
Other assets	29,791	33,941
Total Assets	$9,677,710	$9,747,446

Liabilities
Secured notes payable and revolving credit facility, net	$5,193,005	$5,191,893
Ground lease liability	10,843	10,848
Interest payable, accounts payable and deferred revenue	165,873	140,925
Security deposits	61,727	61,429
Acquired lease intangible liabilities, net	28,179	31,364
Interest rate contract liabilities	1,135	1,790
Dividends payable	33,142	33,414
Total Liabilities	5,493,904	5,471,663

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 174,374,493 and 175,809,682 outstanding at March 31, 2023 and December 31, 2022, respectively	1,744	1,758
Additional paid-in capital	3,476,811	3,493,307
Accumulated other comprehensive income	151,076	187,063
Accumulated deficit	(1,134,472)	(1,119,714)
Total Douglas Emmett, Inc. stockholders' equity	2,495,159	2,562,414
Noncontrolling interests	1,688,647	1,713,369
Total Equity	4,183,806	4,275,783
Total Liabilities and Equity	$9,677,710	$9,747,446

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Revenues
Office rental
Rental revenues and tenant recoveries	$176,345	$180,427
Parking and other income	27,013	22,713
Total office revenues	203,358	203,140

Multifamily rental
Rental revenues	43,973	31,228
Parking and other income	5,062	4,514
Total multifamily revenues	49,035	35,742

Total revenues	252,393	238,882

Operating Expenses
Office expenses	72,768	67,374
Multifamily expenses	16,888	10,173
General and administrative expenses	10,940	11,240
Depreciation and amortization	93,176	89,365
Total operating expenses	193,772	178,152

Other income	3,283	367
Other expenses	(520)	(183)
Income from unconsolidated Fund	289	247
Interest expense	(45,511)	(34,902)
Net income	16,162	26,259
Net loss (income) attributable to noncontrolling interests	2,211	(745)
Net income attributable to common stockholders	$18,373	$25,514

Net income per common share – basic and diluted	$0.10	$0.14

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$16,162	$26,259
Other comprehensive (loss) income: cash flow hedges	(51,897)	174,434
Comprehensive (loss) income	(35,735)	200,693
Comprehensive loss (income) attributable to noncontrolling interests	18,121	(53,376)
Comprehensive (loss) income attributable to common stockholders	$(17,614)	$147,317

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2023	2022

Shares of Common Stock	Beginning balance	175,810	175,529
	Exchange of OP Units for common stock	—	243
	Repurchases of common stock	(1,435)	—
	Ending balance	174,375	175,772

Common Stock	Beginning balance	$1,758	$1,755
	Exchange of OP units for common stock	—	3
	Repurchases of common stock	(14)	—
	Ending balance	$1,744	$1,758

Additional Paid-in Capital	Beginning balance	$3,493,307	$3,488,886
	Exchange of OP Units for common stock	—	3,941
	Repurchases of OP Units with cash	4	(168)
	Repurchases of common stock	(16,500)	—
	Ending balance	$3,476,811	$3,492,659

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$187,063	$(38,774)
	Cash flow hedge adjustments	(35,987)	121,803
	Ending balance	$151,076	$83,029

Accumulated Deficit	Beginning balance	$(1,119,714)	$(1,035,798)
	Net income attributable to common stockholders	18,373	25,514
	Dividends	(33,131)	(49,215)
	Ending balance	$(1,134,472)	$(1,059,499)

Noncontrolling Interests	Beginning balance	$1,713,369	$1,570,484
	Net (loss) income	(2,211)	745
	Cash flow hedge adjustments	(15,910)	52,631
	Contributions	125	—
	Distributions	(10,140)	(15,393)
	Exchange of OP Units for common stock	—	(3,944)
	Repurchases of OP Units with cash	(93)	(145)
	Stock-based compensation	3,507	3,372
	Ending balance	$1,688,647	$1,607,750

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2023	2022

Total Equity	Beginning balance	$4,275,783	$3,986,553
	Net income	16,162	26,259
	Cash flow hedge adjustments	(51,897)	174,434
	Repurchases of OP Units with cash	(89)	(313)
	Repurchases of common stock	(16,514)	—
	Contributions	125	—
	Dividends	(33,131)	(49,215)
	Distributions	(10,140)	(15,393)
	Stock-based compensation	3,507	3,372
	Ending balance	$4,183,806	$4,125,697

Dividends declared per common share		$0.19	$0.28

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$16,162	$26,259
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(289)	(247)
Depreciation and amortization	93,176	89,365
Net accretion of acquired lease intangibles	(3,037)	(1,797)
Straight-line rent	126	111
Loan premium amortized and written off	(113)	(113)
Deferred loan costs amortized and written off	2,134	2,012
Amortization of stock-based compensation	2,794	2,581
Operating distributions from unconsolidated Fund	289	244
Change in working capital components:
Tenant receivables	2,061	2,911
Interest payable, accounts payable and deferred revenue	28,176	14,934
Security deposits	298	1,061
Other assets	3,697	2,149
Net cash provided by operating activities	145,474	139,470

Investing Activities
Capital expenditures for improvements to real estate	(40,031)	(28,544)
Capital expenditures for developments	(11,953)	(20,716)
Insurance recoveries for damage to real estate	529	785
Deposit for property acquisition	—	(25,000)
Capital distributions from unconsolidated Fund	52	531
Net cash used in investing activities	(51,403)	(72,944)

Financing Activities
Proceeds from borrowings	10,000	—
Repayment of borrowings	(10,212)	(202)
Loan cost payments	(696)	(101)
Contributions from noncontrolling interests in consolidated JVs	125	—
Distributions paid to noncontrolling interests	(10,140)	(15,393)
Dividends paid to common stockholders	(33,403)	(49,148)
Repurchases of OP Units	(89)	(313)
Repurchases of common stock	(16,514)	—
Net cash used in financing activities	(60,929)	(65,157)

Increase in cash and cash equivalents and restricted cash	33,142	1,369
Cash and cash equivalents and restricted cash - beginning balance	268,938	336,006
Cash and cash equivalents and restricted cash - ending balance	$302,080	$337,375

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	March 31, 2023	March 31, 2022

Cash and cash equivalents	$301,979	$337,274
Restricted cash	101	101
Cash and cash equivalents and restricted cash	$302,080	$337,375

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2023	2022

Cash paid for interest, net of capitalized interest	$41,371	$32,785
Capitalized interest paid	$513	$2,801

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$29,904	$32,407
Capitalized stock-based compensation for improvements to real estate and developments	$713	$791
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$22,812	$21,139
Removal of fully amortized acquired lease intangible assets	$75	$887
Removal of fully accreted acquired lease intangible liabilities	$3,721	$2,834

Non-cash Financing Transactions
(Loss) gain recorded in AOCI - consolidated derivatives	$(19,817)	$154,944
(Loss) gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$(272)	$1,774
Dividends declared	$33,142	$49,215
Exchange of OP Units for common stock	$—	$3,944

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
At March 31, 2023, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 5,032 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at March 31, 2023, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	52	52
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
	68	70

Multifamily
Wholly-owned properties	12	12
Consolidated JV properties	2	2
	14	14

Total	82	84

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JV's, was $3.41 billion as of March 31, 2023 and December 31, 2022. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2023, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.92 billion (of which $3.52 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.90 billion (of which $1.81 billion related to debt).

As of December 31, 2022, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.94 billion (of which $3.54 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.89 billion (of which $1.81 billion related to debt).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2022 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2022 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues and tenant recoveries in accordance with Topic 842 "Leases". Rental revenues and tenant recoveries are included in: (i) Rental revenues and tenant recoveries under Office rental, and (ii) Rental revenues under Multifamily rental, on our consolidated statements of operations.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Charges for uncollectible office tenant receivables and deferred rent receivables, reduced our office revenues by $0.1 million for the three months ended March 31, 2023 and 2022. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $0.2 million for the three months ended March 31, 2023.

Office parking revenues

We account for our office parking revenues in accordance with ASC 606 "Revenue from Contracts with Customers". Office parking revenues are included in Parking and other income under Office rental on our consolidated statements of operations. Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $22.7 million and $19.0 million for the three months ended March 31, 2023 and 2022, respectively. Office parking receivables, which are included in Tenant receivables on our consolidated balance sheets, were $1.2 million as of March 31, 2023, and $0.9 million as of December 31, 2022.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	March 31, 2023	December 31, 2022

Land	$1,185,977	$1,185,977
Buildings and improvements	10,060,785	10,055,499
Tenant improvements and lease intangibles	993,117	981,460
Property under development	77,791	70,037
Investment in real estate, gross	$12,317,670	$12,292,973

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of March 31, 2023, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.8 million.

Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $183 thousand for each of the three month periods ended March 31, 2023 and 2022.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2023:

Twelve months ending March 31:	(In thousands)

2024	$733
2025	733
2026	733
2027	733
2028	733
Thereafter	43,063
Total future minimum lease payments	$46,728

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2023	December 31, 2022

Above-market tenant leases	$4,892	$4,968
Above-market tenant leases - accumulated amortization	(2,377)	(2,309)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(279)	(275)
Acquired lease intangible assets, net	$3,388	$3,536

Below-market tenant leases	$61,131	$64,851
Below-market tenant leases - accumulated accretion	(32,952)	(33,487)
Acquired lease intangible liabilities, net	$28,179	$31,364

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2023	2022

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$3,041	$1,801
Amortization of an above-market ground lease asset(2)	(4)	(4)
Total	$3,037	$1,797
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of March 31, 2023 and 2022, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide, which are included in Other income on our consolidated statements of operations. We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. The table below presents the cash distributions we received from Partnership X:

	Three Months Ended March 31,
(In thousands)	2023	2022

Operating distributions received	$289	$244
Capital distributions received	52	531
Total distributions received	$341	$775

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	March 31, 2023	December 31, 2022

Total assets	$146,395	$147,853
Total liabilities	$119,072	$119,038
Total equity	$27,323	$28,815

	Three Months Ended March 31,
(In thousands)	2023	2022

Total revenues	$4,642	$4,397
Operating income	$1,305	$1,296
Net income	$749	$622

7. Other Assets

(In thousands)	March 31, 2023	December 31, 2022

Restricted cash	$101	$101
Prepaid expenses	15,965	19,871
Indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	7,101	7,144
Other	4,636	4,837
Total other assets	$29,791	$33,941

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2023	Principal Balance as of December 31, 2022	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)(4)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	N/A	N/A
Fannie Mae loan(3)(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	N/A	N/A
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(3)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(6)	6/1/2038	28,290	28,502	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	—	—	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,410,690	3,410,902

Consolidated JVs
Term loan(3)(5)	12/19/2024	400,000	400,000	LIBOR + 1.30%	N/A	N/A
Term loan(3)	5/15/2027	450,000	450,000	LIBOR + 1.35%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Term loan(3)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(8)		5,220,690	5,220,902
Unamortized loan premium, net(9)		3,434	3,547
Unamortized deferred loan costs, net(10)		(31,119)	(32,556)
Total Consolidated Debt, net		$5,193,005	$5,191,893
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
(2)Effective rate as of March 31, 2023. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR or SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The swaps expired on March 1, 2023.
(5)The swaps expired on January 1, 2023.
(6)The loan requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor.
(8)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(9)Balances are net of accumulated amortization of $3.8 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively.
(10)Balances are net of accumulated amortization of $56.0 million and $54.1 million at March 31, 2023 and December 31, 2022, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2023	Principal Balance as of December 31, 2022

Aggregate swapped to fixed rate loans	$3,805,000	$4,642,400
Aggregate fixed rate loans	28,290	28,502
Aggregate floating rate loans	1,387,400	550,000
Total Debt	$5,220,690	$5,220,902
The table below summarizes certain consolidated debt statistics as of March 31, 2023:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.83
Weighted average remaining life (including extension options)	4.8 years
Weighted average remaining fixed interest period	2.6 years
Weighted average annual interest rate	2.65%

Future Principal Payments

At March 31, 2023, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending March 31:	Including Maturity Extension Options(1)

(In thousands)

2024	$871
2025	735,912
2026	103,354
2027	1,415,999
2028	1,001,045
Thereafter	1,963,509
Total future principal payments	$5,220,690
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2023	2022

Loan premium amortized and written off	$(113)	$(113)
Deferred loan costs amortized and written off	2,134	2,012
Loan costs expensed	3	—
Total	$2,024	$1,899

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2023	December 31, 2022

Interest payable	$15,648	$13,529
Accounts payable and accrued liabilities	94,119	80,244
Deferred revenue	56,106	47,152
Total interest payable, accounts payable and deferred revenue	$165,873	$140,925

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

Derivative Summary

The table below summarizes our derivative contracts as of March 31, 2023:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(3)(5)	24	$3,805,000
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(3)(4)(5)	5	$1,100,000
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

(In thousands)	March 31, 2023	December 31, 2022

Consolidated derivatives(1)	$230,394	$281,982
Unconsolidated Fund's derivatives(2)	$10,986	$12,863
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2023	2022
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
(Losses) gains recorded in AOCI before reclassifications(1)	$(19,817)	$154,944
(Gains) losses reclassified from AOCI to Interest Expense(1)	$(31,452)	$17,649
Interest expense presented on the consolidated statements of operations	$(45,511)	$(34,902)
Unconsolidated Fund's derivatives (our share)(2):
(Losses) gains recorded in AOCI before reclassifications(1)	$(272)	$1,774
(Gains) losses reclassified from AOCI to Income from unconsolidated Fund(1)	$(356)	$67
Income from unconsolidated Fund presented on the consolidated statements of operations	$289	$247
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
(Gain) loss recorded as interest expense(3)	$—	$—
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)Gains and losses from interest rate caps offset each other during the periods presented.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Reclassifications from AOCI

At March 31, 2023, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$125,289
Unconsolidated Fund's derivative (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$1,472
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

11.  Equity

Transactions

During the Three Months Ended March 31, 2023
•We repurchased 1.4 million shares of common stock for $16.5 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $11.50 per share.
•We acquired 5 thousand OP Units for $89 thousand in cash.

During the Three Months Ended March 31, 2022
•We acquired 243 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 9 thousand OP Units for $313 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of March 31, 2023, noncontrolling interests in our Operating Partnership owned 32.5 million OP Units and fully-vested LTIP Units, which represented approximately 16% of our Operating Partnership's total outstanding interests, and we owned 174.4 million OP Units (to match our 174.4 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2023	2022

Net income attributable to common stockholders	$18,373	$25,514

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	—	3,944
Repurchases of OP Units from noncontrolling interests	4	(168)
Net transfers from noncontrolling interests	4	3,776

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$18,377	$29,290

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2023	2022

Accumulated Other Comprehensive Income (Loss) - Beginning balance	$187,063	$(38,774)
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(19,817)	154,944
Reclassification of (gains) losses from AOCI to Interest Expense	(31,452)	17,649
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive (loss) income before reclassifications	(272)	1,774
Reclassification of (gains) losses from AOCI to Income from unconsolidated Fund	(356)	67
Net current period OCI	(51,897)	174,434
OCI attributable to noncontrolling interests	15,910	(52,631)
OCI attributable to common stockholders	(35,987)	121,803

Accumulated Other Comprehensive Income - Ending balance	$151,076	$83,029
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. The table below presents our stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2023	2022

Stock-based compensation expense, net	$2,794	$2,581
Capitalized stock-based compensation	$713	$791

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

	Three Months Ended March 31,
	2023	2022
Numerator (In thousands):
Net income attributable to common stockholders	$18,373	$25,514
Allocation to participating securities: Unvested LTIP Units	(239)	(226)
Net income attributable to common stockholders - basic and diluted	$18,134	$25,288

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	175,765	175,656

Net income per common share - basic and diluted	$0.10	$0.14
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

	Three Months Ended March 31,
(In thousands)	2023	2022

OP Units	30,129	29,365
Vested LTIP Units	2,390	1,592

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

As of March 31, 2023, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2023	December 31, 2022

Fair value	$5,119,831	$5,115,548
Carrying value	$5,224,124	$5,224,449

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

(In thousands)	March 31, 2023	December 31, 2022

Fair value	$4,598	$4,466
Carrying value	$10,843	$10,848

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

The table below presents the estimated fair value of our derivatives:

(In thousands)	March 31, 2023	December 31, 2022
Derivative Assets:
Fair value - consolidated derivatives(1)	$218,298	$270,234
Fair value - unconsolidated Fund's derivatives(2)	$10,516	$12,426

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$1,135	$1,790
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended March 31,
	2023	2022
Office Segment
Total office revenues	$203,358	$203,140
Office expenses	(72,768)	(67,374)
Office segment profit	130,590	135,766

Multifamily Segment
Total multifamily revenues	49,035	35,742
Multifamily expenses	(16,888)	(10,173)
Multifamily segment profit	32,147	25,569

Total profit from all segments	$162,737	$161,335

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2023	2022

Total profit from all segments	$162,737	$161,335
General and administrative expenses	(10,940)	(11,240)
Depreciation and amortization	(93,176)	(89,365)
Other income	3,283	367
Other expenses	(520)	(183)
Income from unconsolidated Fund	289	247
Interest expense	(45,511)	(34,902)
Net income	16,162	26,259
Net loss (income) attributable to noncontrolling interests	2,211	(745)
Net income attributable to common stockholders	$18,373	$25,514

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2023:

Twelve months ending March 31:	(In thousands)

2024	$623,607
2025	526,955
2026	425,252
2027	328,204
2028	240,450
Thereafter	689,036
Total future minimum base rentals(1)	$2,833,504
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2023 and 2022, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

As of March 31, 2023, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2023, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of March 31, 2023, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $32.5 million.

Other Contractual Commitments

As of March 31, 2023, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $24.1 million.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2023, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swaps were $3.4 million. As of March 31, 2023, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
17. Subsequent Events

During April 2023, we repurchased 4.6 million shares of common stock for $57.4 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $12.57 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the three months ended March 31, 2023, our results of operations were impacted by debt and equity transactions, and development and repositioning projects - see "Debt and Equity Transactions, Development and Repositioning Projects" further below.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	68	70
Rentable Square Feet (in thousands)(3)	17,594	17,980
Leased rate	85.6%	85.5%
Occupancy rate	83.5%	83.5%

Multifamily
Properties	14	14
Units	5,032	5,032
Leased rate(4)	99.3%	99.3%
Occupancy rate(4)	97.2%	97.2%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 52 office properties totaling 13.4 million square feet and 12 residential properties with 4,562 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of March 31, 2023, we removed 493,000 Rentable Square Feet for an office building that we are converting to residential apartments. See "Debt and Equity Transactions, Development and Repositioning Projects" further below.
(4) Calculations exclude 117 units at one property temporarily unoccupied as a result of a fire. For newly developed buildings going through initial lease up, units are included in both the numerator and denominator as they are leased.

Revenues by Segment and Location
During the three months ended March 31, 2023, revenues from our Consolidated Portfolio were derived as follows:
____

Debt and Equity Transactions, Development and Repositioning Projects

Debt and Equity Transactions
During the first quarter of 2023:
•Interest rate swaps, which fixed the interest rate on a $400.0 million interest-only, floating-rate term loan that matures in December 2024 for one of our consolidated JV's, expired on January 1, 2023, and the interest rate on the respective loan is now floating.
•Interest rate swaps, which fixed the interest rate on a $335.0 million interest-only, floating-rate term loan that matures in March 2025 for one of our wholly-owned subsidiaries, expired on March 1, 2023, and the interest rate on the respective loan is now floating.
•An interest rate swap that fixed the interest rate on a $102.4 million interest-only, floating-rate term loan that matures in April 2025 for one of our wholly-owned subsidiaries, expired on March 1, 2023, and the interest rate on the respective loan is now floating.
•We repurchased 1.4 million shares of common stock for $16.5 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $11.50 per share.

See Notes 8, 10 and 11 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt, derivatives and equity, respectively.

Development
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of March 31, 2023, we had delivered seventy-six-percent of the planned units and leased all of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Three Months Ended	Year Ended December 31,
	March 31, 2023	2022	2021	2020	2019

Average straight-line rental rate(1)(2)(4)	$44.14	$46.78	$44.99	$45.26	$49.65
Annualized lease transaction costs(3)(4)	$5.37	$5.85	$4.77	$5.11	$6.02

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
(4)Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Three Months Ended March 31, 2023

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$45.62	$42.59	(6.7)%
Straight-line Rent	$41.66	$44.14	6.0%

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Three Months Ended	Year Ended December 31,
	March 31, 2023	2022	2021	2020	2019

Average annual rental rate - new tenants(1)(2)	$34,036	$31,763	$29,837	$28,416	$28,350

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)    During 2020, the average was impacted by the addition of a significant number of units at our Bishop Place development in Honolulu, where the rental rates were higher than the average in our portfolio, and
(ii)    During 2022, the average was impacted by the acquisition of 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio.
(iii) During the three months ended March 31, 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2023 (new tenants and existing tenants undergoing annual rent review) was 1.2% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2023	2022	2021	2020	2019

Office portfolio(2)	83.5%	83.7%	84.9%	87.4%	91.4%
Multifamily portfolio(3)(5)	97.2%	98.1%	98.0%	94.2%	95.2%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(4):	March 31, 2023	2022	2021	2020	2019

Office portfolio(2)	83.6%	84.2%	85.7%	89.5%	90.7%
Multifamily portfolio(3)(5)	97.6%	97.9%	96.8%	94.2%	96.5%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022.
(3)Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, development and redevelopment projects. Multifamily calculations exclude 117 units at one property temporarily unoccupied as a result of a fire.
(4)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.
(5)Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020 but recovered during 2021 and 2022.

Office Lease Expirations

As of March 31, 2023, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2020, 2021, and 2022 with the same remaining duration as the leases for the labeled year had at March 31, 2023. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended March 31, 2023 to three months ended March 31, 2022
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2023, and by the COVID-19 pandemic during the three months ended March 31, 2022.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$176,345	$180,427	$(4,082)	(2.3)%	The decrease was primarily due to lower occupancy and tenant recoveries, partly offset by higher rental rates and better collections.
Office parking and other income	$27,013	$22,713	$4,300	18.9%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$49,035	$35,742	$13,293	37.2%	The increase was primarily due to: (i) revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, and (iii) higher rental rates.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$72,768	$67,374	$(5,394)	(8.0)%	The increase was primarily due to an increase in utility, insurance, janitorial and parking expenses.
Multifamily rental expenses	$16,888	$10,173	$(6,715)	(66.0)%	The increase was primarily due to: (i) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, (ii) an increase in rental expenses from new units at our development projects, (iii) an increase in property taxes, and (iv) and increase in utility, personnel, insurance and security expenses.
General and administrative expenses	$10,940	$11,240	$300	2.7%	The decrease was primarily due to a decrease in personnel and advocacy expenses, partly offset by an increase in leasing expenses.
Depreciation and amortization	$93,176	$89,365	$(3,811)	(4.3)%	The increase was primarily due to depreciation from the property we purchased in the second quarter of 2022, and depreciation from the Landmark Los Angeles development project. The increase was partly offset by a decrease in depreciation from our Residences at Bishop Place conversion project.
Non-Operating Income and Expenses
Other income	$3,283	$367	$2,916	794.6%	The increase was primarily due to an increase in interest income due to higher interest rates.
Other expenses	$(520)	$(183)	$(337)	(184.2)%	The increase was primarily due to transaction costs.
Income from unconsolidated Fund	$289	$247	$42	17.0%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to better collections and higher parking and interest income.
Interest expense	$(45,511)	$(34,902)	$(10,609)	(30.4)%	The increase was primarily due to higher interest rates, higher debt, and a decrease in interest capitalized related to development activity.

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

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022
For the three months ended March 31, 2023, FFO decreased by $5.2 million, or 5.0%, to $98.6 million, compared to $103.8 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in NOI from our office portfolio and higher interest expense, partly offset by an increase in NOI from our multifamily portfolio and higher interest income. The decrease in NOI from our office portfolio was primarily due to lower occupancy and tenant recoveries, and higher rental expenses. The increase in interest expense was primarily due to higher interest rates, higher debt, and a decrease in interest capitalized related to development activity. The increase in NOI from our multifamily portfolio was primarily due to: (i) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, (ii) new units from our development projects, and (iii) higher rental rates. The increase in interest income was primarily due to higher interest rates.

Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended March 31,
(In thousands)	2023	2022

Net income attributable to common stockholders	$18,373	$25,514
Depreciation and amortization of real estate assets	93,176	89,365
Net (loss) income attributable to noncontrolling interests	(2,211)	745
Adjustments attributable to unconsolidated Fund(1)	745	694
Adjustments attributable to consolidated JVs(2)	(11,471)	(12,555)
FFO	$98,612	$103,763

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

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended March 31, 2023 and by the COVID-19 pandemic during the three months ended March 31, 2022.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$202,182	$200,019	$2,163	1.1%	The increase was primarily due to an increase in parking income, partly offset by: (i) a decrease in rental revenues due to a decrease in occupancy, and (ii) a decrease in tenant recoveries.
Office expenses	(72,595)	(66,177)	(6,418)	(9.7)%	The increase was primarily due to an increase in utility, insurance, janitorial and parking expenses.
Office NOI	129,587	133,842	(4,255)	(3.2)%

Multifamily revenues	29,789	27,558	2,231	8.1%	The increase was primarily due to an increase in rental revenues due to higher rental rates.
Multifamily expenses	(9,465)	(8,560)	(905)	(10.6)%	The increase was primarily due to an increase in utility, personnel, insurance and security expenses.
Multifamily NOI	20,324	18,998	1,326	7.0%

Total NOI	$149,911	$152,840	$(2,929)	(1.9)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended March 31,
(In thousands)	2023	2022
Same Property NOI	$149,911	$152,840
Non-comparable office revenues	1,176	3,121
Non-comparable office expenses	(173)	(1,197)
Non-comparable multifamily revenues	19,246	8,184
Non-comparable multifamily expenses	(7,423)	(1,613)
NOI	162,737	161,335
General and administrative expenses	(10,940)	(11,240)
Depreciation and amortization	(93,176)	(89,365)
Other income	3,283	367
Other expenses	(520)	(183)
Income from unconsolidated Fund	289	247
Interest expense	(45,511)	(34,902)
Net income	16,162	26,259
Net loss (income) attributable to noncontrolling interests	2,211	(745)
Net income attributable to common stockholders	$18,373	$25,514

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the three months ended March 31, 2023, we generated cash from operations of $145.5 million. As of March 31, 2023, we had $302.0 million of cash and cash equivalents, and we had no balance outstanding on our $400.0 million revolving credit facility. Our earliest term loan maturity is December 2024. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand, cash generated by operations and our revolving credit facility.

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

We only use non-recourse debt secured by our properties. As of March 31, 2023, approximately 45% of our total office portfolio was unencumbered, and approximately 14% of our residential portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2023, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2023 and by the COVID-19 pandemic during the three months ended March 31, 2022.

	Three Months Ended March 31,		Increase (Decrease) In Cash
	2023	2022		%
	(In thousands)

Net cash provided by operating activities(1)	$145,474	$139,470	$6,004	4.3%
Net cash used in investing activities(2)	$(51,403)	$(72,944)	$21,541	29.5%
Net cash used in financing activities(3)	$(60,929)	$(65,157)	$4,228	(6.5)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The increase in cash from operating activities of $6.0 million was primarily due to an increase in NOI from our multifamily portfolio, an increase in cash from working capital, and higher interest income, partly offset by a decrease in NOI from our office portfolio and higher interest paid.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $21.5 million was primarily due to: (i) a deposit of $25.0 million for a property acquisition during the three months ended March 31, 2022, and (ii) a decrease in capital expenditures for developments of $8.8 million, partly offset by an increase in capital expenditures for improvements to real estate of $11.5 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $4.2 million was primarily due to a decrease in dividends paid to common stockholders of $15.7 million, and a decrease in distributions paid to noncontrolling interests of $5.3 million, partly offset by cash paid to repurchase common stock of $16.5 million..

Critical Accounting Policies

We have not made any changes to our critical accounting policies disclosed in our 2022 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of March 31, 2023, the interest rates for 73% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. Our use of interest rate swaps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of March 31, 2023, the interest expense for our floating rate borrowings that are not hedged would increase by $14.1 million per year for every one hundred basis point increase in the related benchmark interest rate. See Note 8 to our consolidated financial statements in Item 1 of this Report for our future swap expirations. Higher interest rates would cause an increase in our future interest expense, which would reduce our future net income and cash flows from operations.

Market Transition to SOFR from USD-LIBOR

On March 5, 2021, the FCA announced that USD-LIBOR would no longer be published after June 30, 2023. This announcement has several implications, including setting the type of SOFR to which LIBOR is converted (e.g., Term SOFR, Daily Simple SOFR or Daily Compounded SOFR) and agreeing on a spread that may be applied when converting contracts from USD-LIBOR to SOFR. As of March 31, 2023, most of our floating rate borrowings and interest rate swaps are indexed to USD-LIBOR, and we currently expect that all of these loans and interest rate swaps will be converted to SOFR by July 1, 2023. We are evaluating issues relating to transitioning contracts to SOFR, which include, among other issues, the calculation of: (i) loan interest payments, (ii) swap interest payments, and (iii) the value of, and accounting for, loans and swaps. While we currently expect USD-LIBOR to be available in substantially its current form until at least June 30, 2023, it is possible that USD-LIBOR will become unavailable prior to that time. This could occur if, for example, sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to SOFR will be accelerated and potentially magnified.

See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and interest rate swaps.

Item 4.  Controls and Procedures

As of March 31, 2023, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers.

In December 2022, our board authorized the repurchase of up to $300 million of our outstanding common shares under a newly established share repurchase program. Purchases may be made from time to time in the open market, through privately negotiated transactions or through other means as permitted by federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1. The timing, manner, price and amount of any repurchases will be determined in the discretion of company’s management depending on business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, alternative uses for capital and other considerations. The program may be suspended or discontinued at any time and does not obligate us to make any purchases of our stock.

The table below summarizes the repurchases of our common stock during the first quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
March 1 - March 31, 2023	1,435,189	$11.50	1,435,189	$283,500,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________________
(1) Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082).
(2) Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106).
(3) Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106).
(4) Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106).
(5) In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date:	May 4, 2023	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 4, 2023	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO