Form 10-Q
period 2023-06-30
Douglas Emmett Inc
filed 2023-08-04
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 28, 2023
Common Stock, $0.01 par value per share	166,737,730	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-Market
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
Leased Rate
The percentage leased as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating the Leased Rate. For newly developed buildings going through initial lease up, units are included in both the numerator and denominator as they are leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.

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
Occupancy Rate
We calculate Occupancy Rate by excluding signed leases not yet commenced from the Leased Rate. Management space is considered occupied. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating the Occupancy Rate. For newly developed buildings going through initial lease up, units are included in both the numerator and denominator as they are occupied. We report Occupancy Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Occupancy Rate to manage and monitor the performance of our office and multifamily portfolios.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	June 30, 2023	December 31, 2022

Assets
Investment in real estate, gross	$12,360,933	$12,292,973
Less: accumulated depreciation and amortization	(3,468,044)	(3,299,365)
Investment in real estate, net	8,892,889	8,993,608
Ground lease right-of-use asset	7,451	7,455
Cash and cash equivalents	263,184	268,837
Tenant receivables	10,217	6,879
Deferred rent receivables	115,787	114,980
Acquired lease intangible assets, net	3,243	3,536
Interest rate contract assets	253,810	270,234
Investment in unconsolidated Fund	48,015	47,976
Other assets	20,268	33,941
Total Assets	$9,614,864	$9,747,446

Liabilities
Secured notes payable and revolving credit facility, net	$5,264,652	$5,191,893
Ground lease liability	10,841	10,848
Interest payable, accounts payable and deferred revenue	145,655	140,925
Security deposits	62,331	61,429
Acquired lease intangible liabilities, net	25,376	31,364
Interest rate contract liabilities	—	1,790
Dividends payable	31,691	33,414
Total Liabilities	5,540,546	5,471,663

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 166,737,730 and 175,809,682 outstanding at June 30, 2023 and December 31, 2022, respectively	1,667	1,758
Additional paid-in capital	3,384,274	3,493,307
Accumulated other comprehensive income	174,897	187,063
Accumulated deficit	(1,173,415)	(1,119,714)
Total Douglas Emmett, Inc. stockholders' equity	2,387,423	2,562,414
Noncontrolling interests	1,686,895	1,713,369
Total Equity	4,074,318	4,275,783
Total Liabilities and Equity	$9,614,864	$9,747,446

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Office rental
Rental revenues and tenant recoveries	$177,792	$180,097	$354,137	$360,524
Parking and other income	27,641	25,580	54,654	48,293
Total office revenues	205,433	205,677	408,791	408,817

Multifamily rental
Rental revenues	44,289	37,950	88,262	69,178
Parking and other income	3,685	3,343	8,747	7,857
Total multifamily revenues	47,974	41,293	97,009	77,035

Total revenues	253,407	246,970	505,800	485,852

Operating Expenses
Office expenses	72,862	69,979	145,630	137,353
Multifamily expenses	16,326	11,895	33,214	22,068
General and administrative expenses	10,932	11,661	21,872	22,901
Depreciation and amortization	121,573	93,947	214,749	183,312
Total operating expenses	221,693	187,482	415,465	365,634

Other income	3,049	474	6,332	841
Other expenses	(125)	(179)	(645)	(362)
Income from unconsolidated Fund	598	318	887	565
Interest expense	(50,305)	(36,264)	(95,816)	(71,166)
Net (loss) income	(15,069)	23,837	1,093	50,096
Net loss (income) attributable to noncontrolling interests	7,807	537	10,018	(208)
Net (loss) income attributable to common stockholders	$(7,262)	$24,374	$11,111	$49,888

Net (loss) income per common share – basic and diluted	$(0.04)	$0.14	$0.06	$0.28

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(15,069)	$23,837	$1,093	$50,096
Other comprehensive income (loss): cash flow hedges	37,185	59,842	(14,712)	234,276
Comprehensive income (loss)	22,116	83,679	(13,619)	284,372
Comprehensive (income) loss attributable to noncontrolling interests	(5,557)	(17,564)	12,564	(70,940)
Comprehensive income (loss) attributable to common stockholders	$16,559	$66,115	$(1,055)	$213,432

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022

Shares of Common Stock	Beginning balance	174,375	175,772	175,810	175,529
	Exchange of OP Units for common stock	—	12	—	255
	Repurchases of common stock	(7,637)	—	(9,072)	—
	Ending balance	166,738	175,784	166,738	175,784

Common Stock	Beginning balance	$1,744	$1,758	$1,758	$1,755
	Exchange of OP units for common stock	—	—	—	3
	Repurchases of common stock	(77)	—	(91)	—
	Ending balance	$1,667	$1,758	$1,667	$1,758

Additional Paid-in Capital	Beginning balance	$3,476,811	$3,492,659	$3,493,307	$3,488,886
	Exchange of OP Units for common stock	—	212	—	4,153
	Repurchases of OP Units with cash	105	(7)	109	(175)
	Repurchases of common stock	(92,642)	—	(109,142)	—
	Ending balance	$3,384,274	$3,492,864	$3,384,274	$3,492,864

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$151,076	$83,029	$187,063	$(38,774)
	Cash flow hedge adjustments	23,821	41,741	(12,166)	163,544
	Ending balance	$174,897	$124,770	$174,897	$124,770

Accumulated Deficit	Beginning balance	$(1,134,472)	$(1,059,499)	$(1,119,714)	$(1,035,798)
	Net (loss) income attributable to common stockholders	(7,262)	24,374	11,111	49,888
	Dividends	(31,681)	(49,221)	(64,812)	(98,436)
	Ending balance	$(1,173,415)	$(1,084,346)	$(1,173,415)	$(1,084,346)

Noncontrolling Interests	Beginning balance	1,688,647	1,607,750	$1,713,369	$1,570,484
	Net (loss) income	(7,807)	(537)	(10,018)	208
	Cash flow hedge adjustments	13,364	18,101	(2,546)	70,732
	Contributions	—	81,000	125	81,000
	Distributions	(10,148)	(15,334)	(20,288)	(30,727)
	Exchange of OP Units for common stock	—	(212)	—	(4,156)
	Repurchases of OP Units with cash	(337)	(10)	(430)	(155)
	Stock-based compensation	3,176	3,147	6,683	6,519
	Ending balance	$1,686,895	$1,693,905	$1,686,895	$1,693,905

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022

Total Equity	Beginning balance	$4,183,806	$4,125,697	$4,275,783	$3,986,553
	Net (loss) income	(15,069)	23,837	1,093	50,096
	Cash flow hedge adjustments	37,185	59,842	(14,712)	234,276
	Repurchases of OP Units with cash	(232)	(17)	(321)	(330)
	Repurchases of common stock	(92,719)	—	(109,233)	—
	Contributions	—	81,000	125	81,000
	Dividends	(31,681)	(49,221)	(64,812)	(98,436)
	Distributions	(10,148)	(15,334)	(20,288)	(30,727)
	Stock-based compensation	3,176	3,147	6,683	6,519
	Ending balance	$4,074,318	$4,228,951	$4,074,318	$4,228,951

Dividends declared per common share		$0.19	$0.28	$0.38	$0.56

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$1,093	$50,096
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	(887)	(565)
Depreciation and amortization	214,749	183,312
Net accretion of acquired lease intangibles	(5,695)	(4,707)
Straight-line rent	(807)	(801)
Loan premium amortized and written off	(228)	(228)
Deferred loan costs amortized and written off	4,362	3,980
Amortization of stock-based compensation	5,226	4,890
Operating distributions from unconsolidated Fund	614	558
Change in working capital components:
Tenant receivables	(3,338)	3,140
Interest payable, accounts payable and deferred revenue	12,520	2,437
Security deposits	902	2,619
Other assets	13,212	10,759
Net cash provided by operating activities	241,723	255,490

Investing Activities
Capital expenditures for improvements to real estate	(91,303)	(70,611)
Capital expenditures for developments	(29,839)	(45,860)
Insurance recoveries for damage to real estate	1,139	1,106
Property acquisition	—	(330,470)
Capital distributions from unconsolidated Fund	69	1,022
Net cash used in investing activities	(119,934)	(444,813)

Financing Activities
Proceeds from borrowings	115,000	220,000
Repayment of borrowings	(45,426)	(45,407)
Loan cost payments	(764)	(1,674)
Purchase of interest rate caps	—	(481)
Proceeds from sale of interest rate cap	—	444
Contributions from noncontrolling interests in consolidated JVs	125	81,000
Distributions paid to noncontrolling interests	(20,288)	(30,727)
Dividends paid to common stockholders	(66,535)	(98,364)
Repurchases of OP Units	(321)	(330)
Repurchases of common stock	(109,233)	—
Net cash (used in) provided by financing activities	(127,442)	124,461

Decrease in cash and cash equivalents and restricted cash	(5,653)	(64,862)
Cash and cash equivalents and restricted cash - beginning balance	268,938	336,006
Cash and cash equivalents and restricted cash - ending balance	$263,285	$271,144

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	June 30, 2023	June 30, 2022

Cash and cash equivalents	$263,184	$271,043
Restricted cash	101	101
Cash and cash equivalents and restricted cash	$263,285	$271,144

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2023	2022

Cash paid for interest, net of capitalized interest	$89,106	$67,385
Capitalized interest paid	$1,076	$5,443

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$25,143	$19,456
Capitalized stock-based compensation for improvements to real estate and developments	$1,457	$1,629
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$43,659	$39,544
Removal of fully amortized acquired lease intangible assets	$77	$1,154
Removal of fully accreted acquired lease intangible liabilities	$14,234	$5,541

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$51,777	$203,769
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$671	$2,373
Dividends declared	$64,812	$98,436
Exchange of OP Units for common stock	$—	$4,156

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
At June 30, 2023, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 4,809 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at June 30, 2023, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of June 30, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.48 billion as of June 30, 2023 and $3.41 billion as of December 31, 2022. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2023, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.91 billion (of which $3.51 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.89 billion (of which $1.81 billion related to debt).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Charges for uncollectible office tenant receivables and deferred rent receivables, reduced our office revenues by:
•$0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and
•$0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by:
•$1.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and
•$2.0 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

Office parking revenues were:
•$22.9 million and $21.5 million for the three months ended June 30, 2023, and 2022, respectively, and
•$45.7 million and $40.5 million for the six months ended June 30, 2023 and 2022, respectively.
Office parking receivables, which are included in Tenant receivables on our consolidated balance sheets, were
•$1.3 million as of June 30, 2023, and
•$0.9 million as of December 31, 2022.
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	June 30, 2023	December 31, 2022

Land	$1,185,977	$1,185,977
Buildings and improvements(1)	10,087,873	10,055,499
Tenant improvements and lease intangibles	1,008,687	981,460
Property under development(1)	78,396	70,037
Investment in real estate, gross	$12,360,933	$12,292,973
________________________________________________
(1)    During the six months ended June 30, 2023, Property under development balances transferred to Building and improvements for real estate placed into service was $16.8 million.

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

Property to be Removed from Service

During the second quarter of 2023, we filed paperwork to remove our Barrington Plaza Apartments property in Los Angeles from the rental market because of city directives to install fire sprinklers and other life safety improvements. In connection with the removal of the aforementioned property from the rental market, we accelerated and recorded additional depreciation expense of $27.4 million for the three months ended June 30, 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of June 30, 2023, the ground lease right-of-use asset carrying value was $7.5 million and the ground lease liability was $10.8 million.

Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was:
•$183 thousand for each of the three month periods ended June 30, 2023 and 2022, and
•$366 thousand for each of the six month periods ended June 30, 2023 and 2022.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2023:

Twelve months ending June 30:	(In thousands)

2024	$733
2025	733
2026	733
2027	733
2028	733
Thereafter	42,880
Total future minimum lease payments	$46,545

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2023	December 31, 2022

Above-market tenant leases	$4,891	$4,968
Above-market tenant leases - accumulated amortization	(2,517)	(2,309)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(283)	(275)
Acquired lease intangible assets, net	$3,243	$3,536

Below-market tenant leases	$50,617	$64,851
Below-market tenant leases - accumulated accretion	(25,241)	(33,487)
Acquired lease intangible liabilities, net	$25,376	$31,364

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$2,662	$2,914	$5,703	$4,715
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Total	$2,658	$2,910	$5,695	$4,707
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of June 30, 2023 and 2022, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
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

	Six Months Ended June 30,
(In thousands)	2023	2022

Operating distributions received	$614	$558
Capital distributions received	69	1,022
Total distributions received	$683	$1,580

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	June 30, 2023	December 31, 2022

Total assets	$148,631	$147,853
Total liabilities	$118,355	$119,038
Total equity	$30,276	$28,815

	Six Months Ended June 30,
(In thousands)	2023	2022

Total revenues	$10,165	$9,033
Operating income	$3,484	$2,789
Net income	$2,405	$1,446

7. Other Assets

(In thousands)	June 30, 2023	December 31, 2022

Restricted cash	$101	$101
Prepaid expenses	5,407	19,871
Indefinite-lived intangibles	1,988	1,988
Furniture, fixtures and equipment, net	7,058	7,144
Other	5,714	4,837
Total other assets	$20,268	$33,941

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable and Revolving Credit Facility, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2023	Principal Balance as of December 31, 2022	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)(4)	3/3/2025	$335,000	$335,000	LIBOR + 1.30%	N/A	N/A
Fannie Mae loan(3)(4)	4/1/2025	102,400	102,400	LIBOR + 1.25%	N/A	N/A
Term loan(3)	8/15/2026	415,000	415,000	LIBOR + 1.10%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	LIBOR + 1.15%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	LIBOR + 1.20%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	LIBOR + 1.15%	2.31%	10/1/2024
Fannie Mae loan(3)	6/1/2027	550,000	550,000	LIBOR + 1.37%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	LIBOR + 1.40%	2.21%	6/1/2026
Term loan(3)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	LIBOR + 0.98%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	LIBOR + 0.98%	3.25%	6/1/2027
Term loan(6)	6/1/2038	28,076	28,502	N/A	4.55%	N/A
Revolving credit facility(7)	8/21/2023	70,000	—	LIBOR + 1.15%	N/A	N/A
Total Wholly-Owned Subsidiary Debt		3,480,476	3,410,902

Consolidated JVs
Term loan(3)(5)	12/19/2024	400,000	400,000	LIBOR + 1.30%	N/A	N/A
Term loan(3)	5/15/2027	450,000	450,000	LIBOR + 1.35%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	LIBOR + 1.35%	2.12%	6/1/2025
Term loan(3)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	LIBOR + 0.98%	3.25%	7/1/2027
Total Consolidated Debt(8)		5,290,476	5,220,902
Unamortized loan premium, net(9)		3,319	3,547
Unamortized deferred loan costs, net(10)		(29,143)	(32,556)
Total Consolidated Debt, net		$5,264,652	$5,191,893
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
(2)Effective rate as of June 30, 2023. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent LIBOR or SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The swaps expired on March 1, 2023.
(5)The swaps expired on January 1, 2023.
(6)The loan requires monthly payments of principal and interest. Principal amortization is based upon a 30-year amortization schedule.
(7)$400.0 million revolving credit facility. Unused commitment fees range from 0.10% to 0.15%. The facility has a zero-percent LIBOR floor. Subsequent to quarter-end, the credit line balance was reduced to $0. See Note 17.
(8)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(9)Balances are net of accumulated amortization of $3.9 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively.
(10)Balances are net of accumulated amortization of $58.1 million and $54.1 million at June 30, 2023 and December 31, 2022, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2023	Principal Balance as of December 31, 2022

Aggregate swapped to fixed rate loans	$3,805,000	$4,642,400
Aggregate fixed rate loans	28,076	28,502
Aggregate floating rate loans	1,457,400	550,000
Total Debt	$5,290,476	$5,220,902
The table below summarizes certain consolidated debt statistics as of June 30, 2023:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.83
Weighted average remaining life (including extension options)	4.5 years
Weighted average remaining fixed interest period	2.4 years
Weighted average annual interest rate	2.65%

Future Principal Payments

At June 30, 2023, the minimum future principal payments due on our consolidated secured notes payable and revolving credit facility were as follows:

Twelve months ending June 30:	Including Maturity Extension Options(1)

(In thousands)

2024	$70,882
2025	838,322
2026	965
2027	2,416,010
2028	301,057
Thereafter	1,663,240
Total future principal payments	$5,290,476
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Loan premium amortized and written off	$(115)	$(115)	$(228)	$(228)
Deferred loan costs amortized and written off	2,228	1,968	4,362	3,980
Loan costs expensed	17	—	20	—
Total	$2,130	$1,853	$4,154	$3,752

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2023	December 31, 2022

Interest payable	$16,105	$13,529
Accounts payable and accrued liabilities	74,230	80,244
Deferred revenue	55,320	47,152
Total interest payable, accounts payable and deferred revenue	$145,655	$140,925

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

The table below summarizes our derivative contracts as of June 30, 2023:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(3)(5)	24	$3,805,000
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(3)(4)(5)	5	$1,100,000
___________________________________________________
(1)The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 8 for more information about our hedged consolidated debt.
(2)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. See Note 6 for more information about our Fund, including our equity interest percentage.
(3)Our derivative contracts do not provide for right of offset between derivative contracts.
(4)Includes four interest rate caps purchased with a notional amount of $550.0 million and one interest rate cap sold with a notional amount of $550.0 million. The caps expired on July 1, 2023.
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

(In thousands)	June 30, 2023	December 31, 2022

Consolidated derivatives(1)	$267,493	$281,982
Unconsolidated Fund's derivatives(2)	$12,643	$12,863
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2023	2022
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$51,777	$203,769
(Gains) losses reclassified from AOCI to Interest Expense(1)	$(66,397)	$28,061
Interest expense presented on the consolidated statements of operations	$(95,816)	$(71,166)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$671	$2,373
(Gains) losses reclassified from AOCI to Income from unconsolidated Fund(1)	$(763)	$73
Income from unconsolidated Fund presented on the consolidated statements of operations	$887	$565
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense(3)	$—	$38
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Reclassifications from AOCI

At June 30, 2023, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months as interest rate swap payments are made is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$148,611
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$1,710
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

11.  Equity

Transactions

During the Six Months Ended June 30, 2023
•We repurchased 9.1 million shares of our common stock for $109.1 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $12.03 per share.
•We acquired 26 thousand OP Units for $321 thousand in cash.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of June 30, 2023, noncontrolling interests in our Operating Partnership owned 32.5 million OP Units and fully-vested LTIP Units, which represented approximately 16.3% of our Operating Partnership's total outstanding interests, and we owned 166.7 million OP Units (to match our 166.7 million shares of outstanding common stock).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2023	2022

Net income attributable to common stockholders	$11,111	$49,888

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	—	4,156
Repurchases of OP Units from noncontrolling interests	109	(175)
Net transfers from noncontrolling interests	109	3,981

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$11,220	$53,869

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2023	2022

Accumulated Other Comprehensive Income (Loss) - Beginning balance	$187,063	$(38,774)
Consolidated derivatives:
Other comprehensive income before reclassifications	51,777	203,769
Reclassification of (gains) losses from AOCI to Interest Expense	(66,397)	28,061
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	671	2,373
Reclassification of (gains) losses from AOCI to Income from unconsolidated Fund	(763)	73
Net current period OCI	(14,712)	234,276
OCI attributable to noncontrolling interests	2,546	(70,732)
OCI attributable to common stockholders	(12,166)	163,544

Accumulated Other Comprehensive Income - Ending balance	$174,897	$124,770
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
On May 24, 2023, we held our 2023 annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to the 2016 Plan to, among other things, increasing the number of shares of common stock available for future awards by 19 million. As of June 30, 2023, we had an aggregate of 21.3 million shares of common stock available for future awards, pending filing a registration statement for the 19 million additional shares.

The table below presents our stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Stock-based compensation expense, net	$2,432	$2,309	$5,226	$4,890
Capitalized stock-based compensation	$744	$838	$1,457	$1,629

12. EPS

We calculate basic EPS by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP awards that contain non-forfeitable rights to dividends as participating securities and include these securities in the computation of basic and diluted EPS using the two-class method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(7,262)	$24,374	$11,111	$49,888
Allocation to participating securities: Unvested LTIP Units	(277)	(222)	(560)	(448)
Net (loss) income attributable to common stockholders - basic and diluted	$(7,539)	$24,152	$10,551	$49,440

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	169,256	175,784	172,492	175,720

Net (loss) income per common share - basic and diluted	$(0.04)	$0.14	$0.06	$0.28
____________________________________________________
(1) Outstanding OP Units and vested LTIP Units are not included in the denominator in calculating diluted EPS, even though they may be exchanged under certain conditions for common stock on a one-for-one basis, because their associated net income or loss (equal on a per unit basis to the Net income or loss per common share - diluted) was already deducted in calculating Net income (loss) attributable to common stockholders. Accordingly, any exchange would not have any effect on diluted EPS. The table below presents the weighted average OP Units and vested LTIP Units outstanding for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

OP Units	30,314	29,346	30,222	29,356
Vested LTIP Units	2,225	1,492	2,307	1,542

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

As of June 30, 2023, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	June 30, 2023	December 31, 2022

Fair value	$5,125,807	$5,115,548
Carrying value	$5,223,795	$5,224,449

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

(In thousands)	June 30, 2023	December 31, 2022

Fair value	$4,539	$4,466
Carrying value	$10,841	$10,848

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

The table below presents the estimated fair value of our derivatives:

(In thousands)	June 30, 2023	December 31, 2022
Derivative Assets:
Fair value - consolidated derivatives(1)	$253,810	$270,234
Fair value - unconsolidated Fund's derivatives(2)	$12,146	$12,426

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$—	$1,790
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Office Segment
Total office revenues	$205,433	$205,677	$408,791	$408,817
Office expenses	(72,862)	(69,979)	(145,630)	(137,353)
Office segment profit	132,571	135,698	263,161	271,464

Multifamily Segment
Total multifamily revenues	47,974	41,293	97,009	77,035
Multifamily expenses	(16,326)	(11,895)	(33,214)	(22,068)
Multifamily segment profit	31,648	29,398	63,795	54,967

Total profit from all segments	$164,219	$165,096	$326,956	$326,431

The table below presents a reconciliation of the total profit from all segments to net income (loss) attributable to common stockholders:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total profit from all segments	$164,219	$165,096	$326,956	$326,431
General and administrative expenses	(10,932)	(11,661)	(21,872)	(22,901)
Depreciation and amortization	(121,573)	(93,947)	(214,749)	(183,312)
Other income	3,049	474	6,332	841
Other expenses	(125)	(179)	(645)	(362)
Income from unconsolidated Fund	598	318	887	565
Interest expense	(50,305)	(36,264)	(95,816)	(71,166)
Net (loss) income	(15,069)	23,837	1,093	50,096
Net loss (income) attributable to noncontrolling interests	7,807	537	10,018	(208)
Net (loss) income attributable to common stockholders	$(7,262)	$24,374	$11,111	$49,888

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at June 30, 2023:

Twelve months ending June 30:	(In thousands)

2024	$613,342
2025	509,421
2026	407,209
2027	320,697
2028	229,533
Thereafter	664,014
Total future minimum base rentals(1)	$2,744,216
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the six months ended June 30, 2023 and 2022, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

As of June 30, 2023, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of June 30, 2023, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of June 30, 2023, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $25.0 million.

Other Contractual Commitments

As of June 30, 2023, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $24.2 million.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2023, assuming that LIBOR does not decrease below zero-percent, the maximum future interest payments for the swaps were $3.2 million. As of June 30, 2023, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. See Note 6 for more information regarding Partnership X.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
17. Subsequent Events

In July 2023, we closed a new $350 million secured, non-recourse interest-only term loan that matures in August 2033. The loan accrues interest at SOFR plus 1.37% and is secured by our Landmark Los Angeles and Bishop Place properties. The interest rate is capped at 7.84% using interest rate caps. We used part of the proceeds to pay off the balance on our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the six months ended June 30, 2023, our results of operations were impacted by various transactions - see "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of June 30, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	68	70
Rentable Square Feet (in thousands)(3)	17,594	17,980
Leased rate	84.6%	84.6%
Occupancy rate	82.9%	82.9%

Multifamily(4)
Properties	14	14
Units	4,809	4,809
Leased rate	99.2%	99.2%
Occupancy rate	96.2%	96.2%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 52 office properties totaling 13.4 million square feet and 12 residential properties with 4,339 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of June 30, 2023, we removed 493,000 Rentable Square Feet for an office building that we are converting to residential apartments. See "Debt and Equity Transactions, Development and Repositioning Projects, and other Transactions" further below.
(4) Excludes units vacated to perform the fire life safety work at Barrington Plaza.

Revenues by Segment and Location
During the six months ended June 30, 2023, revenues from our Consolidated Portfolio were derived as follows:
____

Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions

Debt and Equity Transactions
During the first quarter of 2023:
•Interest rate swaps, which fixed the interest rate on a $400.0 million interest-only, floating-rate term loan that matures in December 2024 for one of our consolidated JVs, expired on January 1, 2023, and the interest rate on the respective loan is now floating.
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

During the second quarter of 2023:
•We repurchased 7.6 million shares of common stock for $92.6 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $12.13 per share.
•We acquired 20 thousand OP Units for $232 thousand in cash.

During July of 2023:
•In July 2023, we closed a new $350 million secured, non-recourse interest-only term loan that matures in August 2033. The loan accrues interest at SOFR plus 1.37% and is secured by our Landmark Los Angeles and Bishop Place properties. The interest rate is capped at 7.84% using interest rate caps. We used part of the proceeds to pay off the balance on our revolving credit facility.

See Notes 8, 10, 11 and 17 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt, derivatives and equity, respectively.

Development
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of June 30, 2023, we had delivered eighty-five-percent of the planned units and leased ninety-eight-percent of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Property to be Removed from Service
During the second quarter of 2023, we filed paperwork to remove our Barrington Plaza Apartments property in Los Angeles from the rental market because of city directives to install fire sprinklers and other life safety improvements. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of the filing of this Report almost half of the 712 units at the property have been vacated; most of the remainder are scheduled to be vacated this fall, with some tenants having a right to remain through May 2024. That schedule could be impacted by legal or regulatory actions. During any period when the property is unoccupied, we will not generate any revenue from it. In connection with the removal of the aforementioned property from the rental market, we accelerated and recorded additional depreciation expense of $27.4 million for the three months ended June 30, 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Six Months Ended	Year Ended December 31,
	June 30, 2023	2022	2021	2020	2019

Average straight-line rental rate(1)(2)(4)	$40.39	$46.78	$44.99	$45.26	$49.65
Annualized lease transaction costs(3)(4)	$5.37	$5.85	$4.77	$5.11	$6.02

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Six Months Ended June 30, 2023

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$42.13	$39.33	(6.6)%
Straight-line Rent	$38.48	$40.39	5.0%

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Six Months Ended	Year Ended December 31,
	June 30, 2023	2022	2021	2020	2019

Average annual rental rate - new tenants(1)(2)	$35,141	$31,763	$29,837	$28,416	$28,350

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
(iii) During the six months ended June 30, 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2023 (new tenants and existing tenants undergoing annual rent review) was 2.3% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	June 30, 2023	2022	2021	2020	2019

Office portfolio(2)	82.9%	83.7%	84.9%	87.4%	91.4%
Multifamily portfolio(3)(5)	96.2%	98.1%	98.0%	94.2%	95.2%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(4):	June 30, 2023	2022	2021	2020	2019

Office portfolio(2)	83.4%	84.2%	85.7%	89.5%	90.7%
Multifamily portfolio(3)(5)	96.7%	97.9%	96.8%	94.2%	96.5%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022.
(3)Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, development and redevelopment projects. Excludes units vacated to perform the fire life safety work at Barrington Plaza.
(4)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.
(5)Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020 but recovered during 2021 and 2022.

Office Lease Expirations

As of June 30, 2023, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2020, 2021, and 2022 with the same remaining duration as the leases for the labeled year had at June 30, 2023. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended June 30, 2023 to three months ended June 30, 2022
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended June 30, 2023, and by the COVID-19 pandemic during the three months ended June 30, 2022.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$177,792	$180,097	$(2,305)	(1.3)%	The decrease was primarily due to lower occupancy, our office to residential conversion project at Bishop Place and lower accretion from below-market leases. The decrease was partly offset by higher rental rates and tenant recoveries.
Office parking and other income	$27,641	$25,580	$2,061	8.1%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$47,974	$41,293	$6,681	16.2%	The increase was primarily due to: (i) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, (ii) an increase in revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, and (iii) higher rental rates at our other multifamily properties. The increase was partly offset by a decrease in revenues from units removed from service at our Barrington Plaza property commencing in May 2023.

Operating expenses

Office rental expenses	$72,862	$69,979	$(2,883)	(4.1)%	The increase was primarily due to an increase in insurance, janitorial, parking and personnel expenses. The increase was partly offset by a decrease in rental expenses from our office to residential conversion project at Bishop Place.
Multifamily rental expenses	$16,326	$11,895	$(4,431)	(37.3)%	The increase was primarily due to: (i) rental expenses from new units at our development projects, (ii) rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, and (iii) higher personnel, insurance and security expenses at our other multifamily properties.
General and administrative expenses	$10,932	$11,661	$729	6.3%	The decrease was primarily due to a decrease in advocacy and personnel expenses, partly offset by an increase in legal and leasing expenses.
Depreciation and amortization	$121,573	$93,947	$(27,626)	(29.4)%	The increase was primarily due to accelerated depreciation related to removing units from service at our Barrington Plaza property commencing during the second quarter of 2023.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$3,049	$474	$2,575	543.2%	The increase was primarily due to an increase in interest income due to higher interest rates.
Other expenses	$(125)	$(179)	$54	30.2%	The decrease was primarily due to a decrease in expenses related to property management and other services provided to our unconsolidated fund.
Income from unconsolidated Fund	$598	$318	$280	88.1%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to better collections, higher tenant recoveries and higher interest income.
Interest expense	$(50,305)	$(36,264)	$(14,041)	(38.7)%	The increase was primarily due to higher interest rates, higher debt, and a decrease in interest capitalized related to development activity.

Results of Operations
Comparison of six months ended June 30, 2023 to six months ended June 30, 2022
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the six months ended June 30, 2023, and by the COVID-19 pandemic during the six months ended June 30, 2022.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$354,137	$360,524	$(6,387)	(1.8)%	The decrease was primarily due to lower occupancy, our office to residential conversion project at Bishop Place, lower accretion from below-market leases and lower tenant recoveries. The decrease was partly offset by higher rental rates and better collections.
Office parking and other income	$54,654	$48,293	$6,361	13.2%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$97,009	$77,035	$19,974	25.9%	The increase was primarily due to: (i) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, (ii) an increase in revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022 and (iii) higher rental rates at our other multifamily properties. The increase was partly offset by a decrease in revenues from units removed from service at our Barrington Plaza property commencing in May 2023.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$145,630	$137,353	$(8,277)	(6.0)%	The increase was primarily due to an increase in utility, insurance, janitorial and parking expenses. The increase was partly offset by a decrease in rental expenses from our office to residential conversion project at Bishop Place.
Multifamily rental expenses	$33,214	$22,068	$(11,146)	(50.5)%	The increase was primarily due to: (i) an increase in rental expenses from new units at our development projects, (ii) an increase in rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, and (iii) an increase in personnel, insurance, utility, and security expenses at our other multifamily properties.
General and administrative expenses	$21,872	$22,901	$1,029	4.5%	The decrease was primarily due to a decrease in advocacy and personnel expenses, partly offset by an increase in leasing expenses.
Depreciation and amortization	$214,749	$183,312	$(31,437)	(17.1)%	The increase was primarily due to accelerated depreciation related to removing units from service at our Barrington Plaza property commencing during the second quarter of 2023.
Non-Operating Income and Expenses
Other income	$6,332	$841	$5,491	652.9%	The increase was primarily due to an increase in interest income due to higher interest rates.
Other expenses	$(645)	$(362)	$(283)	(78.2)%	The increase was primarily due to transaction costs, partly offset by a decrease in expenses related to property management and other services provided to our unconsolidated fund.
Income from unconsolidated Fund	$887	$565	$322	57.0%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to better collections, higher interest income, higher tenant recoveries, and higher occupancy and rental rates.
Interest expense	$(95,816)	$(71,166)	$(24,650)	(34.6)%	The increase was primarily due to higher interest rates, higher debt, and a decrease in interest capitalized related to development activity.

Non-GAAP Supplemental Financial Measure: FFO
Usefulness to Investors
We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify the impact of trends in occupancy rates, rental rates and operating costs from year to year, excluding impacts from changes in the value of our real estate, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net income (loss) is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net income (loss) as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net income (loss).

FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Net (loss) income attributable to common stockholders	$(7,262)	$24,374	$11,111	$49,888
Depreciation and amortization of real estate assets	121,573	93,947	214,749	183,312
Net (loss) income attributable to noncontrolling interests	(7,807)	(537)	(10,018)	208
Adjustments attributable to unconsolidated Fund(1)	745	702	1,490	1,396
Adjustments attributable to consolidated JVs(2)	(10,817)	(13,262)	(22,288)	(25,817)
FFO	$96,432	$105,224	$195,044	$208,987

________________________________________________________________
(1)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets.
(2)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022
For the three months ended June 30, 2023, FFO decreased by $8.8 million, or 8.4%, to $96.4 million, compared to $105.2 million for the three months ended June 30, 2022. The decrease was primarily due to higher interest expense and a decrease in NOI from our office portfolio, partly offset by higher interest income and an increase in NOI from our multifamily portfolio. The increase in interest expense was primarily due to higher interest rates, higher debt and a decrease in interest capitalized related to development activity. The decrease in NOI from our office portfolio was primarily due to lower occupancy, our office to residential conversion project at Bishop Place, lower accretion from below-market leases and higher rental expenses. The increase in interest income was primarily due to higher interest rates. The increase in NOI from our multifamily portfolio was primarily due to: (i) new units from our development projects, (ii) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, and (iii) higher rental rates at our other multifamily properties.

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022
For the six months ended June 30, 2023, FFO decreased by $13.9 million, or 6.7%, to $195.0 million, compared to $209.0 million for the six months ended June 30, 2022. The decrease was primarily due to higher interest expense and a decrease in NOI from our office portfolio, partly offset by an increase in NOI from our multifamily portfolio and higher interest income. The reasons for the higher interest expense, decrease in NOI from our office portfolio, increase in NOI from our multifamily portfolio and higher interest income are similar to those described above.

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

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended June 30, 2023 and by the COVID-19 pandemic during the three months ended June 30, 2022.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$204,360	$203,019	$1,341	0.7%
The increase was primarily due to an increase in parking income, higher rental rates and higher tenant recoveries. The increase was partly offset by a decrease in rental revenues due to lower occupancy and lower accretion from below-market leases.

Office expenses	(72,721)	(68,827)	(3,894)	(5.7)%	The increase was primarily due to an increase in insurance, janitorial, parking and personnel expenses.
Office NOI	131,639	134,192	(2,553)	(1.9)%

Multifamily revenues	29,898	28,503	1,395	4.9%	The increase was primarily due to an increase in rental revenues due to higher rental rates, which was partly offset by lower occupancy.
Multifamily expenses	(9,356)	(8,726)	(630)	(7.2)%	The increase was primarily due to an increase in insurance, personnel and security expenses.
Multifamily NOI	20,542	19,777	765	3.9%

Total NOI	$152,181	$153,969	$(1,788)	(1.2)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended June 30,
(In thousands)	2023	2022

Same Property NOI	$152,181	$153,969
Non-comparable office revenues	1,073	2,658
Non-comparable office expenses	(141)	(1,152)
Non-comparable multifamily revenues	18,076	12,790
Non-comparable multifamily expenses	(6,970)	(3,169)
NOI	164,219	165,096
General and administrative expenses	(10,932)	(11,661)
Depreciation and amortization	(121,573)	(93,947)
Other income	3,049	474
Other expenses	(125)	(179)
Income from unconsolidated Fund	598	318
Interest expense	(50,305)	(36,264)
Net (loss) income	(15,069)	23,837
Net loss attributable to noncontrolling interests	7,807	537
Net (loss) income attributable to common stockholders	$(7,262)	$24,374

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the six months ended June 30, 2023 and by the COVID-19 pandemic during the six months ended June 30, 2022.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$406,542	$403,038	$3,504	0.9%
The increase was primarily due to an increase in parking income, partly offset by lower rental revenues and tenant recoveries. The lower rental revenues were primarily due to lower occupancy and lower accretion from below-market leases.

Office expenses	(145,316)	(135,004)	(10,312)	(7.6)%	The increase was primarily due to an increase in utility, insurance, janitorial and parking expenses.
Office NOI	261,226	268,034	(6,808)	(2.5)%

Multifamily revenues	59,687	56,061	3,626	6.5%	The increase was primarily due to an increase in rental revenues due to higher rental rates, which was partly offset by lower occupancy
Multifamily expenses	(18,821)	(17,286)	(1,535)	(8.9)%	The increase was primarily due to an increase in security, insurance, utility and personnel expenses.
Multifamily NOI	40,866	38,775	2,091	5.4%

Total NOI	$302,092	$306,809	$(4,717)	(1.5)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net income attributable to common stockholders (the most directly comparable GAAP measure):

	Six Months Ended June 30,
(In thousands)	2023	2022
Same Property NOI	$302,092	$306,809
Non-comparable office revenues	2,249	5,779
Non-comparable office expenses	(314)	(2,349)
Non-comparable multifamily revenues	37,322	20,974
Non-comparable multifamily expenses	(14,393)	(4,782)
NOI	326,956	326,431
General and administrative expenses	(21,872)	(22,901)
Depreciation and amortization	(214,749)	(183,312)
Other income	6,332	841
Other expenses	(645)	(362)
Income from unconsolidated Fund	887	565
Interest expense	(95,816)	(71,166)
Net income	1,093	50,096
Net loss (income) attributable to noncontrolling interests	10,018	(208)
Net income attributable to common stockholders	$11,111	$49,888

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the six months ended June 30, 2023, we generated cash from operations of $241.7 million. As of June 30, 2023, we had $263.2 million of cash and cash equivalents. Our earliest term loan maturity is December 2024. See Notes 8 and 17 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

We only use non-recourse debt secured by our properties. As of the date of this report, approximately 45% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of June 30, 2023, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the six months ended June 30, 2023 and by the COVID-19 pandemic during the six months ended June 30, 2022.

	Six Months Ended June 30,		Increase (Decrease) In Cash
	2023	2022		%
	(In thousands)

Net cash provided by operating activities(1)	$241,723	$255,490	$(13,767)	(5.4)%
Net cash used in investing activities(2)	$(119,934)	$(444,813)	$324,879	73.0%
Net cash (used in) provided by financing activities(3)	$(127,442)	$124,461	$(251,903)	(202.4)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $13.8 million was primarily due to higher interest expense and a decrease in NOI from our office portfolio, partly offset by an increase in NOI from our multifamily portfolio and higher interest income.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $324.9 million was primarily due to: (i) $330.5 million for a property acquisition during the three months ended June 30, 2022, and (ii) a decrease in capital expenditures for developments of $16.0 million, partly offset by an increase in capital expenditures for improvements to real estate of $20.7 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $251.9 million was primarily due to: (i) cash paid to repurchase common stock of $109.2 million, (ii) a decrease in net borrowings of $105.0 million, and (iii) a decrease in contributions from noncontrolling interests in our consolidated JVs of $80.9 million, partly offset by a decrease in dividends paid to common stockholders of $31.8 million and lower distributions paid to noncontrolling interests of $10.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Hedging our Floating Rate Borrowings

As of June 30, 2023, the interest rates for 72% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps. Our use of interest rate swaps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of June 30, 2023, the interest expense for our floating rate borrowings that are not hedged would increase by $14.8 million per year for every one hundred basis point increase in the related benchmark interest rate. See Note 8 to our consolidated financial statements in Item 1 of this Report for our future swap expirations. Higher interest rates would cause an increase in our future interest expense, which would reduce our future net income, cash flows from operations and FFO.

Market Transition to SOFR from USD-LIBOR

On March 5, 2021, the FCA announced that USD-LIBOR would no longer be published after June 30, 2023. This announcement has several implications, including setting the type of SOFR to which LIBOR is converted (e.g., Term SOFR, Daily Simple SOFR or Daily Compounded SOFR) and agreeing on a spread that may be applied when converting contracts from USD-LIBOR to SOFR. We are currently in the process of transitioning to SOFR our floating rate borrowings and interest rates that are indexed to USD-LIBOR. We expect the transition to be completed in the third quarter of 2023. We continue to evaluate issues relating to transitioning contracts to SOFR, which include, among other issues, the calculation of: (i) loan interest payments, (ii) swap interest payments, and (iii) the value of, and accounting for, loans and swaps. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and interest rate swaps.

Item 4.  Controls and Procedures

As of June 30, 2023, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the repurchases of our common stock during the second quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 1 - April 30, 2023	4,564,811	$12.57	6,000,000	$226,104,345
May 1 - May 31, 2023	1,770,961	$11.37	7,770,961	$205,963,342
June 1 - June 30, 2023	1,300,991	$11.61	9,071,952	$190,857,510
Total	7,636,763

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	August 4, 2023	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 4, 2023	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO