Form 10-Q
period 2023-09-30
Douglas Emmett Inc
filed 2023-11-03
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 27, 2023
Common Stock, $0.01 par value per share	166,737,730	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	September 30, 2023	December 31, 2022

Assets
Investment in real estate, gross	$12,385,477	$12,292,973
Less: accumulated depreciation and amortization	(3,558,336)	(3,299,365)
Investment in real estate, net	8,827,141	8,993,608
Ground lease right-of-use asset	7,449	7,455
Cash and cash equivalents	526,230	268,837
Tenant receivables	8,555	6,879
Deferred rent receivables	116,987	114,980
Acquired lease intangible assets, net	3,103	3,536
Interest rate contract assets	248,232	270,234
Investment in unconsolidated Fund	47,988	47,976
Other assets	60,394	33,941
Total Assets	$9,846,079	$9,747,446

Liabilities
Secured notes payable, net	$5,541,846	$5,191,893
Ground lease liability	10,839	10,848
Interest payable, accounts payable and deferred revenue	169,069	140,925
Security deposits	62,403	61,429
Acquired lease intangible liabilities, net	22,775	31,364
Interest rate contract liabilities	—	1,790
Dividends payable	31,691	33,414
Total Liabilities	5,838,623	5,471,663

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 166,737,730 and 175,809,682 outstanding at September 30, 2023 and December 31, 2022, respectively	1,667	1,758
Additional paid-in capital	3,384,285	3,493,307
Accumulated other comprehensive income	169,760	187,063
Accumulated deficit	(1,218,457)	(1,119,714)
Total Douglas Emmett, Inc. stockholders' equity	2,337,255	2,562,414
Noncontrolling interests	1,670,201	1,713,369
Total Equity	4,007,456	4,275,783
Total Liabilities and Equity	$9,846,079	$9,747,446

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Office rental
Rental revenues and tenant recoveries	$181,106	$182,011	$535,243	$542,535
Parking and other income	27,717	25,916	82,371	74,209
Total office revenues	208,823	207,927	617,614	616,744

Multifamily rental
Rental revenues	42,864	41,057	131,126	110,235
Parking and other income	3,722	4,679	12,469	12,536
Total multifamily revenues	46,586	45,736	143,595	122,771

Total revenues	255,409	253,663	761,209	739,515

Operating Expenses
Office expenses	74,631	74,653	220,261	212,006
Multifamily expenses	17,256	13,661	50,470	35,729
General and administrative expenses	12,826	11,272	34,698	34,173
Depreciation and amortization	122,022	96,276	336,771	279,588
Total operating expenses	226,735	195,862	642,200	561,496

Other income	6,229	1,649	12,561	2,490
Other expenses	(175)	(199)	(820)	(561)
Income from unconsolidated Fund	290	356	1,177	921
Interest expense	(56,043)	(38,394)	(151,859)	(109,560)
Net (loss) income	(21,025)	21,213	(19,932)	71,309
Net loss attributable to noncontrolling interests	7,663	1,742	17,681	1,534
Net (loss) income attributable to common stockholders	$(13,362)	$22,955	$(2,251)	$72,843

Net (loss) income per common share – basic and diluted	$(0.08)	$0.13	$(0.02)	$0.41

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(21,025)	$21,213	$(19,932)	$71,309
Other comprehensive (loss) income: cash flow hedges	(7,045)	108,352	(21,757)	342,628
Comprehensive (loss) income	(28,070)	129,565	(41,689)	413,937
Comprehensive loss (income) attributable to noncontrolling interests	9,571	(31,731)	22,135	(102,671)
Comprehensive (loss) income attributable to common stockholders	$(18,499)	$97,834	$(19,554)	$311,266

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022

Shares of Common Stock	Beginning balance	166,738	175,784	175,810	175,529
	Exchange of OP Units for common stock	—	5	—	260
	Repurchases of common stock	—	—	(9,072)	—
	Ending balance	166,738	175,789	166,738	175,789

Common Stock	Beginning balance	$1,667	$1,758	$1,758	$1,755
	Exchange of OP units for common stock	—	—	—	3
	Repurchases of common stock	—	—	(91)	—
	Ending balance	$1,667	$1,758	$1,667	$1,758

Additional Paid-in Capital	Beginning balance	$3,384,274	$3,492,864	$3,493,307	$3,488,886
	Exchange of OP Units for common stock	—	80	—	4,233
	Repurchases of OP Units with cash	11	(1)	120	(176)
	Repurchases of common stock	—	—	(109,142)	—
	Ending balance	$3,384,285	$3,492,943	$3,384,285	$3,492,943

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$174,897	$124,770	$187,063	$(38,774)
	Cash flow hedge adjustments	(5,137)	74,879	(17,303)	238,423
	Ending balance	$169,760	$199,649	$169,760	$199,649

Accumulated Deficit	Beginning balance	$(1,173,415)	$(1,084,346)	$(1,119,714)	$(1,035,798)
	Net (loss) income attributable to common stockholders	(13,362)	22,955	(2,251)	72,843
	Dividends	(31,680)	(49,220)	(96,492)	(147,656)
	Ending balance	$(1,218,457)	$(1,110,611)	$(1,218,457)	$(1,110,611)

Noncontrolling Interests	Beginning balance	1,686,895	1,693,905	$1,713,369	$1,570,484
	Net loss	(7,663)	(1,742)	(17,681)	(1,534)
	Cash flow hedge adjustments	(1,908)	33,473	(4,454)	104,205
	Contributions	—	—	125	81,000
	Distributions	(10,145)	(14,649)	(30,433)	(45,376)
	Exchange of OP Units for common stock	—	(80)	—	(4,236)
	Repurchases of OP Units with cash	(57)	(5)	(487)	(160)
	Stock-based compensation	3,079	3,092	9,762	9,611
	Ending balance	$1,670,201	$1,713,994	$1,670,201	$1,713,994

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022

Total Equity	Beginning balance	$4,074,318	$4,228,951	$4,275,783	$3,986,553
	Net (loss) income	(21,025)	21,213	(19,932)	71,309
	Cash flow hedge adjustments	(7,045)	108,352	(21,757)	342,628
	Repurchases of OP Units with cash	(46)	(6)	(367)	(336)
	Repurchases of common stock	—	—	(109,233)	—
	Contributions	—	—	125	81,000
	Dividends	(31,680)	(49,220)	(96,492)	(147,656)
	Distributions	(10,145)	(14,649)	(30,433)	(45,376)
	Stock-based compensation	3,079	3,092	9,762	9,611
	Ending balance	$4,007,456	$4,297,733	$4,007,456	$4,297,733

Dividends declared per common share		$0.19	$0.28	$0.57	$0.84

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net (loss) income	$(19,932)	$71,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from unconsolidated Fund	(1,177)	(921)
Depreciation and amortization	336,771	279,588
Net accretion of acquired lease intangibles	(8,156)	(8,050)
Straight-line rent	(2,007)	(880)
Loan premium amortized and written off	(344)	(344)
Deferred loan costs amortized and written off	6,623	5,908
Amortization of stock-based compensation	7,553	7,156
Operating distributions from unconsolidated Fund	957	921
Purchase of interest rate caps	(1,622)	—
Change in working capital components:
Tenant receivables	(1,676)	4,156
Interest payable, accounts payable and deferred revenue	41,277	31,825
Security deposits	974	4,508
Other assets	(27,032)	(13,507)
Net cash provided by operating activities	332,209	381,669

Investing Activities
Capital expenditures for improvements to real estate	(144,842)	(111,495)
Capital expenditures for developments	(37,297)	(60,762)
Insurance recoveries for damage to real estate	1,686	4,274
Property acquisition	—	(330,470)
Capital distributions from unconsolidated Fund	80	1,454
Net cash used in investing activities	(180,373)	(496,999)

Financing Activities
Proceeds from borrowings	505,000	230,000
Repayment of borrowings	(155,642)	(55,614)
Loan cost payments	(5,678)	(1,620)
Purchase of interest rate caps	—	(481)
Proceeds from sale of interest rate cap	—	444
Contributions from noncontrolling interests in consolidated JVs	125	81,000
Distributions paid to noncontrolling interests	(30,433)	(45,376)
Dividends paid to common stockholders	(98,215)	(147,584)
Repurchases of OP Units	(367)	(336)
Repurchases of common stock	(109,233)	—
Net cash provided by financing activities	105,557	60,433

Increase (decrease) in cash and cash equivalents and restricted cash	257,393	(54,897)
Cash and cash equivalents and restricted cash - beginning balance	268,938	336,006
Cash and cash equivalents and restricted cash - ending balance	$526,331	$281,109

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	September 30, 2023	September 30, 2022

Cash and cash equivalents	$526,230	$281,008
Restricted cash	101	101
Cash and cash equivalents and restricted cash	$526,331	$281,109

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2023	2022

Cash paid for interest, net of capitalized interest	$141,081	$103,666
Capitalized interest paid	$1,296	$7,357

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$19,261	$19,508
Capitalized stock-based compensation for improvements to real estate and developments	$2,209	$2,455
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$74,277	$57,177
Removal of fully amortized acquired lease intangible assets	$255	$1,221
Removal of fully accreted acquired lease intangible liabilities	$14,504	$9,831

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$83,157	$318,408
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$1,185	$3,777
Dividends declared	$96,492	$147,656
Exchange of OP Units for common stock	$—	$4,236

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
At September 30, 2023, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 4,594 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at September 30, 2023, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of September 30, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.76 billion as of September 30, 2023 and $3.41 billion as of December 31, 2022. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

As of September 30, 2023, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.90 billion (of which $3.49 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.89 billion (of which $1.81 billion related to debt).

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Charges for uncollectible office tenant receivables and deferred rent receivables, reduced our office revenues by:
•$0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and
•$0.5 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by:
•$2.3 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and
•$4.4 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Office parking revenues were:
•$23.4 million and $22.1 million for the three months ended September 30, 2023, and 2022, respectively, and
•$69.1 million and $62.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Office parking receivables, which are included in Tenant receivables on our consolidated balance sheets, were
•$1.0 million as of September 30, 2023, and
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	September 30, 2023	December 31, 2022

Land	$1,185,977	$1,185,977
Buildings and improvements(1)	10,118,965	10,055,499
Tenant improvements and lease intangibles	1,011,310	981,460
Property under development(1)	69,225	70,037
Investment in real estate, gross	$12,385,477	$12,292,973
________________________________________________
(1)    During the nine months ended September 30, 2023, Property under development balances transferred to Building and improvements for real estate placed into service was $34.0 million.

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

Property to be Removed from Service

During the second quarter of 2023, we filed paperwork to remove our Barrington Plaza Apartments property in Los Angeles from the rental market because of city directives to install fire sprinklers and other life safety improvements. In connection with the removal of the aforementioned property from the rental market, we accelerated and recorded additional depreciation expense of $27.4 million for the three months ended September 30, 2023 and $54.8 million for the nine months ended September 30, 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of September 30, 2023, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million.

Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was:
•$183 thousand for each of the three month periods ended September 30, 2023 and 2022, and
•$549 thousand for each of the nine month periods ended September 30, 2023 and 2022.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2023:

Twelve months ending September 30:	(In thousands)

2024	$733
2025	733
2026	733
2027	733
2028	733
Thereafter	42,696
Total future minimum lease payments	$46,361

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2023	December 31, 2022

Above-market tenant leases	$4,712	$4,968
Above-market tenant leases - accumulated amortization	(2,474)	(2,309)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(287)	(275)
Acquired lease intangible assets, net	$3,103	$3,536

Below-market tenant leases	$50,347	$64,851
Below-market tenant leases - accumulated accretion	(27,572)	(33,487)
Acquired lease intangible liabilities, net	$22,775	$31,364

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$2,466	$3,348	$8,169	$8,063
Amortization of an above-market ground lease asset(2)	(5)	(5)	(13)	(13)
Total	$2,461	$3,343	$8,156	$8,050
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of September 30, 2023 and 2022, we managed and owned an equity interest of 33.5% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet.
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

	Nine Months Ended September 30,
(In thousands)	2023	2022

Operating distributions received	$957	$921
Capital distributions received	80	1,454
Total distributions received	$1,037	$2,375

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	September 30, 2023	December 31, 2022

Total assets	$149,588	$147,853
Total liabilities	$118,942	$119,038
Total equity	$30,646	$28,815

	Nine Months Ended September 30,
(In thousands)	2023	2022

Total revenues	$14,929	$13,893
Operating income	$4,749	$4,361
Net income	$3,167	$2,387

7. Other Assets

(In thousands)	September 30, 2023	December 31, 2022

Restricted cash	$101	$101
Prepaid expenses	30,811	19,871
Indefinite-lived intangibles	1,988	1,988
Deposit with lender(1)	13,300	—
Furniture, fixtures and equipment, net	7,042	7,144
Other	7,152	4,837
Total other assets	$60,394	$33,941
_______________________________________________________________________
(1) In connection with the Barrington Plaza loan, Barrington Plaza Apartments have been removed from the rental market. The lender is treating the debt as a construction loan. They have required a $13.3 million cash deposit, which we placed in a collateral account during the third quarter, and they are requiring a construction completion guarantee. See Note 8 for our debt disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2023	Principal Balance as of December 31, 2022	Variable Interest Rate(2)	Fixed Interest Rate(3)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(4)(5)	3/3/2025	$335,000	$335,000	SOFR + 1.41%	N/A	N/A
Fannie Mae loan(4)(5)	4/1/2025	102,400	102,400	SOFR + 1.36%	N/A	N/A
Term loan(4)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(4)	9/19/2026	400,000	400,000	SOFR + 1.25%	2.44%	9/1/2024
Term loan(4)	9/26/2026	200,000	200,000	SOFR + 1.30%	2.36%	10/1/2024
Term loan(4)	11/1/2026	400,000	400,000	SOFR + 1.25%	2.31%	10/1/2024
Fannie Mae loan(4)(6)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(4)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(4)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(4)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(4)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(4)(7)	8/1/2033	350,000	—	SOFR + 1.37%	N/A	N/A
Term loan(8)	6/1/2038	27,859	28,502	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,760,259	3,410,902

Consolidated JVs
Term loan(4)(9)	12/19/2024	400,000	400,000	SOFR + 1.40%	N/A	N/A
Term loan(4)	5/15/2027	450,000	450,000	SOFR + 1.45%	2.26%	4/1/2025
Term loan(4)	8/19/2028	625,000	625,000	SOFR + 1.45%	2.12%	6/1/2025
Term loan(4)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(4)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Total Consolidated Debt(10)		5,570,259	5,220,902
Unamortized loan premium, net(11)		3,203	3,547
Unamortized deferred loan costs, net(12)		(31,616)	(32,556)
Total Consolidated Debt, net		$5,541,846	$5,191,893
_______________________________________________________________________
Except as noted below, our loans: (i) are non-recourse, (ii) are secured by separate collateral pools consisting of one or more properties, (iii) require interest-only monthly payments with the outstanding principal due upon maturity, and (iv) contain certain financial covenants which could require us to deposit excess cash flow with the lender under certain circumstances unless we (at our option) either provide a guarantee or additional collateral or pay down the loan within certain parameters set forth in the loan documents.  Certain loans with maturity date extension options require us to meet minimum financial thresholds in order to extend the loan maturity date.
(1)Maturity dates include extension options.
(2)LIBOR loans converted to SOFR during the third quarter include a small SOFR adjustment to calculate the interest payable to the lender, which are included in the spreads. The SOFR conversion did not change the swap-fixed interest rates for our swap-fixed loans.
(3)Effective rate as of September 30, 2023. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(4)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(5)The swaps expired on March 1, 2023.
(6)The loan is secured by four residential properties. A portion of the loan totaling $472 million has a lender-required out-of-the-money interest rate cap at a weighted average of 8.99% until July 2026. Barrington Plaza Apartments have been removed from the rental market. See Note 3. For the portion of the loan relating to Barrington Plaza, the lender is treating the debt as a construction loan. They have required a $13.3 million cash deposit, which we placed in a collateral account during the third quarter, and they are requiring a construction completion guarantee. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. The deposit is included in Other assets in our balance sheet. See Note 7.
(7)We closed the loan during the third quarter of 2023. The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026. We used part of the proceeds from the loan to pay off the balance on our revolving credit facility, which expired in August 2023. There was no balance outstanding on the credit facility as of December 31, 2022.
(8)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
(9)The swaps expired on January 1, 2023.
(10)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our fair value disclosures.
(11)Balances are net of accumulated amortization of $4.0 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively.
(12)Balances are net of accumulated amortization of $54.2 million and $54.1 million at September 30, 2023 and December 31, 2022, respectively.

Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of September 30, 2023	Principal Balance as of December 31, 2022

Aggregate swapped to fixed rate loans	$3,805,000	$4,642,400
Aggregate fixed rate loans	27,859	28,502
Aggregate capped rate loans	822,000	—
Aggregate floating rate loans	915,400	550,000
Total Debt	$5,570,259	$5,220,902

The table below summarizes certain consolidated debt statistics as of September 30, 2023:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.83
Weighted average remaining life (including extension options)	4.3 years
Weighted average remaining fixed interest period	2.1 years
Weighted average annual interest rate	2.65%

Future Principal Payments

At September 30, 2023, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending September 30:	Including Maturity Extension Options(1)

(In thousands)

2024	$891
2025	838,333
2026	1,015,976
2027	1,401,022
2028	926,069
Thereafter	1,387,968
Total future principal payments	$5,570,259
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Loan premium amortized and written off	$(116)	$(116)	$(344)	$(344)
Deferred loan costs amortized and written off	2,261	2,030	6,623	5,908
Loan costs expensed	59	8	79	110
Total	$2,204	$1,922	$6,358	$5,674

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2023	December 31, 2022

Interest payable	$18,028	$13,529
Accounts payable and accrued liabilities	99,805	80,244
Deferred revenue	51,236	47,152
Total interest payable, accounts payable and deferred revenue	$169,069	$140,925

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
10. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt and to satisfy certain lender requirements. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply or we elect to not apply hedge accounting. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 8 regarding our debt and our consolidated JVs' debt that is hedged.

Derivative Summary

The table below summarizes our derivative contracts as of September 30, 2023:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	24	$3,805,000
Consolidated derivatives - caps(2)(3)(4)	5	$822,000
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(6)	—	$—
___________________________________________________
(1)The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 8 for more information about our hedged consolidated debt.
(2)Our derivative contracts do not provide for right of offset between derivative contracts.
(3)See Note 13 for our derivative fair value disclosures.
(4)We purchased five interest rate caps with a notional amount of $822.0 million during the third quarter of 2023. See Note 8 for more information about our hedged consolidated debt.
(5)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. See Note 6 for more information about our Fund, including our equity interest percentage.
(6)Five interest rate caps with a total aggregate notional amount of $1.10 billion expired on July 1, 2023.

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

(In thousands)	September 30, 2023	December 31, 2022

Consolidated derivatives(1)	$262,322	$281,982
Unconsolidated Fund's derivatives(2)	$12,877	$12,863
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2023	2022
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$83,157	$318,408
(Gains) losses reclassified from AOCI to Interest Expense(1)	$(104,891)	$20,505
Interest expense presented on the consolidated statements of operations	$(151,859)	$(109,560)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$1,185	$3,777
Gains reclassified from AOCI to Income from unconsolidated Fund(1)	$(1,208)	$(62)
Income from unconsolidated Fund presented on the consolidated statements of operations	$1,177	$921
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense(3)	$—	$38
___________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)Gains and losses from non-designated interest rate caps offset each other during the periods presented. The respective caps expired on July 1, 2023.

Future Reclassifications from AOCI

At September 30, 2023, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$150,054
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to Income from unconsolidated Fund	$1,741
___________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Nine Months Ended September 30, 2023
•We repurchased 9.1 million shares of our common stock for $109.1 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $12.03 per share.
•We acquired 29 thousand OP Units for $367 thousand in cash.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of September 30, 2023, noncontrolling interests in our Operating Partnership owned 32.5 million OP Units and fully-vested LTIP Units, which represented approximately 16.3% of our Operating Partnership's total outstanding interests, and we owned 166.7 million OP Units (to match our 166.7 million shares of outstanding common stock).

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net (loss) income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2023	2022

Net (loss) income attributable to common stockholders	$(2,251)	$72,843

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	—	4,236
Repurchases of OP Units from noncontrolling interests	120	(176)
Net transfers from noncontrolling interests	120	4,060

Change from net (loss) income attributable to common stockholders and transfers from noncontrolling interests	$(2,131)	$76,903

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2023	2022

Accumulated Other Comprehensive Income (Loss) - Beginning balance	$187,063	$(38,774)
Consolidated derivatives:
Other comprehensive income before reclassifications	83,157	318,408
Reclassification of (gains) losses from AOCI to Interest Expense	(104,891)	20,505
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	1,185	3,777
Reclassification of gains from AOCI to Income from unconsolidated Fund	(1,208)	(62)
Net current period OCI	(21,757)	342,628
OCI attributable to noncontrolling interests	4,454	(104,205)
OCI attributable to common stockholders	(17,303)	238,423

Accumulated Other Comprehensive Income - Ending balance	$169,760	$199,649
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
On May 24, 2023, we held our 2023 annual meeting of stockholders. At the annual meeting, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of shares of common stock available for future awards by 19 million. As of September 30, 2023, we had an aggregate of 21.3 million shares of common stock available for future awards.

The table below presents our stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Stock-based compensation expense	$2,327	$2,266	$7,553	$7,156
Capitalized stock-based compensation	$752	$826	$2,209	$2,455

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(13,362)	$22,955	$(2,251)	$72,843
Allocation to participating securities: Unvested LTIP Units	(271)	(218)	(831)	(666)
Net (loss) income attributable to common stockholders - basic and diluted	$(13,633)	$22,737	$(3,082)	$72,177

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	166,738	175,784	170,553	175,742

Net (loss) income per common share - basic and diluted	$(0.08)	$0.13	$(0.02)	$0.41
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

OP Units	31,698	30,158	30,720	29,626
Vested LTIP Units	851	690	1,816	1,255

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

As of September 30, 2023, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments

The carrying amounts for cash and cash equivalents, tenant receivables, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable

See Note 8 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and includes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable, the carrying value includes unamortized loan premium and excludes unamortized deferred loan fees:

(In thousands)	September 30, 2023	December 31, 2022

Fair value	$5,476,975	$5,115,548
Carrying value	$5,573,462	$5,224,449

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

(In thousands)	September 30, 2023	December 31, 2022

Fair value	$4,226	$4,466
Carrying value	$10,839	$10,848

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

The table below presents the estimated fair value of our derivatives:

(In thousands)	September 30, 2023	December 31, 2022
Derivative Assets:
Fair value - consolidated derivatives(1)	$248,232	$270,234
Fair value - unconsolidated Fund's derivatives(2)	$12,356	$12,426

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$—	$1,790
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Office Segment
Total office revenues	$208,823	$207,927	$617,614	$616,744
Office expenses	(74,631)	(74,653)	(220,261)	(212,006)
Office segment profit	134,192	133,274	397,353	404,738

Multifamily Segment
Total multifamily revenues	46,586	45,736	143,595	122,771
Multifamily expenses	(17,256)	(13,661)	(50,470)	(35,729)
Multifamily segment profit	29,330	32,075	93,125	87,042

Total profit from all segments	$163,522	$165,349	$490,478	$491,780

The table below presents a reconciliation of the total profit from all segments to net (loss) income attributable to common stockholders:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Total profit from all segments	$163,522	$165,349	$490,478	$491,780
General and administrative expenses	(12,826)	(11,272)	(34,698)	(34,173)
Depreciation and amortization	(122,022)	(96,276)	(336,771)	(279,588)
Other income	6,229	1,649	12,561	2,490
Other expenses	(175)	(199)	(820)	(561)
Income from unconsolidated Fund	290	356	1,177	921
Interest expense	(56,043)	(38,394)	(151,859)	(109,560)
Net (loss) income	(21,025)	21,213	(19,932)	71,309
Net loss attributable to noncontrolling interests	7,663	1,742	17,681	1,534
Net (loss) income attributable to common stockholders	$(13,362)	$22,955	$(2,251)	$72,843

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at September 30, 2023:

Twelve months ending September 30:	(In thousands)

2024	$616,384
2025	507,320
2026	405,771
2027	321,408
2028	231,391
Thereafter	678,380
Total future minimum base rentals(1)	$2,760,654
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

16. Commitments, Contingencies and Guarantees

Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business.  We are currently in litigation with the insurance providers in 2020 for Barrington Plaza to recover certain costs associated with reconstruction. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the nine months ended September 30, 2023 and 2022, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Consolidated Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of September 30, 2023, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of September 30, 2023, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of September 30, 2023, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $19.3 million.

Other Contractual Commitments

As of September 30, 2023, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $15.0 million.

Guarantees

Unconsolidated Fund Guarantees
Our unconsolidated Fund, Partnership X, has a $115.0 million floating-rate term loan that matures on September 14, 2028. The loan carries interest at SOFR + 1.46% (with a zero-percent SOFR floor), which has been effectively fixed at 2.19% until October 1, 2026 with interest rate swaps (which do not have zero-percent SOFR floors). The loan and related swaps were converted to SOFR from LIBOR during the third quarter of 2023, resulting in a small SOFR adjustment to calculate the interest payable to the lender (which is included in the loan spread above). The conversion to SOFR did not change the swap-fixed interest rate. The loan is secured by two properties held by Partnership X and is non-recourse. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2023, assuming that SOFR does not decrease below zero-percent, the maximum future interest payments for the swaps were $2.9 million. As of September 30, 2023, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. As of September 30, 2023, we estimate the risk of loss for the various indemnities and guarantees to be low. See Note 6 for more information regarding Partnership X.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the nine months ended September 30, 2023, our results of operations were impacted by various transactions - see "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of September 30, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	68	70
Rentable Square Feet (in thousands)(3)	17,595	17,981
Leased rate	83.8%	83.8%
Occupancy rate	81.8%	81.8%

Multifamily(4)
Properties	14	14
Units	4,594	4,594
Leased rate	98.9%	98.9%
Occupancy rate	97.6%	97.6%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 52 office properties totaling 13.4 million square feet and 12 residential properties with 4,124 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of September 30, 2023, we removed 77,000 Rentable Square Feet for an office building that we are converting to residential apartments. See "Debt and Equity Transactions, Development and Repositioning Projects, and other Transactions" further below.
(4) Unit totals exclude units vacated to perform the fire life safety work at Barrington Plaza. The leased and occupancy rates exclude the impact of Barrington Plaza. See "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

Revenues by Segment and Location
During the nine months ended September 30, 2023, revenues from our Consolidated Portfolio were derived as follows:
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

During the third quarter of 2023:
•We closed a new $350.0 million secured, non-recourse interest-only term loan that matures in August 2033. The loan accrues interest at SOFR plus 1.37% and is secured by our Landmark Los Angeles and Bishop Place properties. The interest rate is capped with lender-required out-of-the-money interest rate caps at 7.84% until August 2026. We used part of the proceeds to pay off the balance on our revolving credit facility, which expired in August 2023.
•We purchased three lender-required out-of-the-money interest rate caps with an aggregate notional amount of $472.0 million to hedge $472.0 million of a $550.0 million loan. The interest rate is capped at a weighted average of 8.99% until July 2026.
•We converted our LIBOR loans and swaps to SOFR. See Item 3 in Part I for our SOFR transition disclosures.
•In connection with the Barrington Plaza loan, Barrington Plaza Apartments have been removed from the rental market. The lender is treating the debt as a construction loan. They have required a $13.3 million cash deposit, which we placed in a collateral account during the third quarter, and they are requiring a construction completion guarantee. See "Property to be Removed from Service" further below for more information about Barrington Plaza.
•We acquired 3 thousand OP Units for $46 thousand in cash.

See Notes 8, 10 and 11 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt, derivatives and equity, respectively.

Development
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of September 30, 2023, we had delivered eighty-six-percent of the planned units and leased ninety-nine-percent of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Property to be Removed from Service
During the second quarter of 2023, we filed paperwork to remove our Barrington Plaza Apartments property in Los Angeles from the rental market because of city directives to install fire sprinklers and other life safety improvements. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. We are currently in litigation with the insurance providers in 2020 for Barrington Plaza to recover certain costs associated with reconstruction. As of September 30, 2023, a significant majority of the tenants have vacated. Tenants occupying 170 units have the right to remain until May 2024, and we expect them to move out at an uneven pace over the intervening period. That schedule could be impacted by legal or regulatory actions. During any period when the property is unoccupied, we will not generate any revenue from it. In connection with the removal of the aforementioned property from the rental market, we accelerated and recorded additional depreciation expense of $27.4 million for the three months ended September 30, 2023 and $54.8 million for the nine months ended September 30, 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Nine Months Ended	Year Ended December 31,
	September 30, 2023	2022	2021	2020	2019

Average straight-line rental rate(1)(2)(4)	$43.24	$46.78	$44.99	$45.26	$49.65
Annualized lease transaction costs(3)(4)	$5.44	$5.85	$4.77	$5.11	$6.02

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Nine Months Ended September 30, 2023

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$45.59	$41.95	(8.0)%
Straight-line Rent	$41.43	$43.24	4.4%

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Nine Months Ended	Year Ended December 31,
	September 30, 2023	2022	2021	2020	2019

Average annual rental rate - new tenants(1)(2)	$36,200	$31,763	$29,837	$28,416	$28,350

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
(iii) During the nine months ended September 30, 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio. Barrington Plaza was removed from this metric beginning with the third quarter of 2023.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2023 (new tenants and existing tenants undergoing annual rent review) was 2.5% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	September 30, 2023	2022	2021	2020	2019

Office portfolio(2)	81.8%	83.7%	84.9%	87.4%	91.4%
Multifamily portfolio(3)(5)	97.6%	98.1%	98.0%	94.2%	95.2%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(4):	September 30, 2023	2022	2021	2020	2019

Office portfolio(2)	83.0%	84.2%	85.7%	89.5%	90.7%
Multifamily portfolio(3)(5)	97.0%	97.9%	96.8%	94.2%	96.5%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022.
(3)Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, development and redevelopment projects. Excludes units vacated to perform the fire life safety work at Barrington Plaza until June of 2023 and excludes impact of Barrington Plaza entirely starting in July 2023.
(4)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.
(5)Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020 but recovered during 2021 and 2022.

Office Lease Expirations

As of September 30, 2023, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2020, 2021, and 2022 with the same remaining duration as the leases for the labeled year had at September 30, 2023. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended September 30, 2023 to three months ended September 30, 2022
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended September 30, 2023, and by the COVID-19 pandemic during the three months ended September 30, 2022.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$181,106	$182,011	$(905)	(0.5)%	The decrease was primarily due to lower occupancy, lower collections, and our office to residential conversion project at Bishop Place. The decrease was partly offset by higher tenant recoveries and higher rental rates.
Office parking and other income	$27,717	$25,916	$1,801	6.9%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$46,586	$45,736	$850	1.9%	The increase was primarily due to an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project. The increase was partly offset by a decrease in revenues from units removed from service at our Barrington Plaza property commencing during the second quarter of 2023.

Operating expenses

Office rental expenses	$74,631	$74,653	$22	—%	The office rental expenses were relatively flat compared to the prior period. Security, repairs and maintenance, janitorial and personnel expenses increased, and those increases were offset by lower property taxes and a decrease in rental expenses from our office to residential conversion project at Bishop Place.
Multifamily rental expenses	$17,256	$13,661	$(3,595)	(26.3)%	The increase was primarily due to rental expenses from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project.
General and administrative expenses	$12,826	$11,272	$(1,554)	(13.8)%	The increase was primarily due to higher legal expenses, partly offset by a decrease in personnel and advocacy expenses.
Depreciation and amortization	$122,022	$96,276	$(25,746)	(26.7)%	The increase was primarily due to accelerated depreciation related to removing units from service at our Barrington Plaza property commencing during the second quarter of 2023.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$6,229	$1,649	$4,580	277.7%	The increase was primarily due to an increase in interest income due to higher interest rates and higher cash and cash equivalent balances.
Other expenses	$(175)	$(199)	$24	12.1%	The decrease was primarily due to a decrease in expenses related to property management and other services provided to our unconsolidated fund and transaction expenses in the comparable period.
Income from unconsolidated Fund	$290	$356	$(66)	(18.5)%	The decrease was due to a decrease in the net income of our fund, Partnership X, which was primarily due to lower occupancy, lower tenant recoveries, higher rental expenses and higher depreciation expense. The decrease was partly offset by higher interest income.
Interest expense	$(56,043)	$(38,394)	$(17,649)	(46.0)%	The increase was primarily due to higher interest rates on our floating rate debt, higher debt and a decrease in interest capitalized related to development activity.

Results of Operations
Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the nine months ended September 30, 2023, and by the COVID-19 pandemic during the nine months ended September 30, 2022.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$535,243	$542,535	$(7,292)	(1.3)%	The decrease was primarily due to lower occupancy, lower collections, lower accretion from below-market leases and our office to residential conversion project at Bishop Place. The decrease was partly offset by higher tenant recoveries and higher rental rates.
Office parking and other income	$82,371	$74,209	$8,162	11.0%	The increase was primarily due to an increase in parking income due to an increase in parking activity.
Multifamily revenue	$143,595	$122,771	$20,824	17.0%	The increase was primarily due to: (i) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, (ii) an increase in revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022 and (iii) higher rental rates at our other multifamily properties. The increase was partly offset by a decrease in revenues from units removed from service at our Barrington Plaza property commencing during the second quarter of 2023.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$220,261	$212,006	$(8,255)	(3.9)%	The increase was primarily due to an increase in utility, insurance, janitorial and security expenses. The increase was partly offset by a decrease in rental expenses from our office to residential conversion project at Bishop Place and lower property taxes.
Multifamily rental expenses	$50,470	$35,729	$(14,741)	(41.3)%	The increase was primarily due to: (i) an increase in rental expenses from new units at our development projects, (ii) an increase in rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, and (iii) an increase in personnel, security, and insurance expenses at our other multifamily properties.
General and administrative expenses	$34,698	$34,173	$(525)	(1.5)%	The increase was primarily due to higher legal and leasing expenses, partly offset by a decrease in advocacy and personnel expenses.
Depreciation and amortization	$336,771	$279,588	$(57,183)	(20.5)%	The increase was primarily due to accelerated depreciation related to removing units from service at our Barrington Plaza property commencing during the second quarter of 2023.
Non-Operating Income and Expenses
Other income	$12,561	$2,490	$10,071	404.5%	The increase was primarily due to an increase in interest income due to higher interest rates and higher cash and cash equivalent balances.
Other expenses	$(820)	$(561)	$(259)	(46.2)%	The increase was primarily due to transaction costs, partly offset by a decrease in expenses related to property management and other services provided to our unconsolidated fund.
Income from unconsolidated Fund	$1,177	$921	$256	27.8%	The increase was due to an increase in the net income of our fund, Partnership X, which was primarily due to better collections and higher interest income, partly offset by higher rental expenses and depreciation expense.
Interest expense	$(151,859)	$(109,560)	$(42,299)	(38.6)%	The increase was primarily due to higher interest rates on our floating rate debt, higher debt, and a decrease in interest capitalized related to development activity.

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
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net (loss) income attributable to common stockholders	$(13,362)	$22,955	$(2,251)	$72,843
Depreciation and amortization of real estate assets	122,022	96,276	336,771	279,588
Net loss attributable to noncontrolling interests	(7,663)	(1,742)	(17,681)	(1,534)
Adjustments attributable to unconsolidated Fund(1)	742	716	2,232	2,112
Adjustments attributable to consolidated JVs(2)	(12,358)	(13,046)	(34,646)	(38,863)
FFO	$89,381	$105,159	$284,425	$314,146

________________________________________________________________
(1)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets.
(2)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.
Comparison of three months ended September 30, 2023 to three months ended September 30, 2022
For the three months ended September 30, 2023, FFO decreased by $15.8 million, or 15.0%, to $89.4 million, compared to $105.2 million for the three months ended September 30, 2022. The decrease was primarily due to higher interest expense and a decrease in NOI from our multifamily portfolio, partly offset by higher interest income and an increase in NOI from our office portfolio. The increase in interest expense was primarily due to higher interest rates on our floating rate debt, higher debt and a decrease in interest capitalized related to development activity. The decrease in NOI from our multifamily portfolio was primarily due to a decrease in revenues from units removed from service at our Barrington Plaza property commencing during the second quarter of 2023. The increase in interest income was primarily due to higher interest rates and higher cash and cash equivalents balances. The increase in NOI from our office portfolio was primarily due to higher parking income and higher tenant recoveries.
Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022
For the nine months ended September 30, 2023, FFO decreased by $29.7 million, or 9.5%, to $284.4 million, compared to $314.1 million for the nine months ended September 30, 2022. The decrease was primarily due to higher interest expense and a decrease in NOI from our office portfolio, partly offset by higher interest income and an increase in NOI from our multifamily portfolio. The reasons for the higher interest expense are the same as those described above. The decrease in NOI from our office portfolio was primarily due to: (i) lower occupancy, (ii) lower collections, (iii) lower accretion from below-market leases, (iv) our office to residential conversion project at Bishop Place, and (v) higher rental expenses. The reasons for the higher interest income are the same as those described above. The increase in NOI from our multifamily portfolio was primarily due to: (i) new units from our development projects, (ii) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, and (iii) higher rental rates at our other multifamily properties.

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

Comparison of three months ended September 30, 2023 to three months ended September 30, 2022

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended September 30, 2023 and by the COVID-19 pandemic during the three months ended September 30, 2022.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$207,766	$205,588	$2,178	1.1%	The increase was primarily due to an increase in tenant recoveries and parking income. The increase was partly offset by a decrease in rental revenues due to lower occupancy and collections.
Office expenses	(74,476)	(73,184)	(1,292)	(1.8)%	The increase was primarily due to an increase in security, repairs and maintenance, janitorial and personnel expenses. The increase was partly offset by lower property taxes.
Office NOI	133,290	132,404	886	0.7%

Multifamily revenues	29,652	29,155	497	1.7%	The increase was primarily due to an increase in rental revenues due to higher rental rates, which was partly offset by lower collections.
Multifamily expenses	(9,204)	(8,998)	(206)	(2.3)%	The increase was primarily due to an increase in security and personnel expenses, partly offset by a decrease in utility costs.
Multifamily NOI	20,448	20,157	291	1.4%

Total NOI	$153,738	$152,561	$1,177	0.8%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure):

	Three Months Ended September 30,
(In thousands)	2023	2022

Same Property NOI	$153,738	$152,561
Non-comparable office revenues	1,057	2,339
Non-comparable office expenses	(155)	(1,469)
Non-comparable multifamily revenues	16,934	16,581
Non-comparable multifamily expenses	(8,052)	(4,663)
NOI	163,522	165,349
General and administrative expenses	(12,826)	(11,272)
Depreciation and amortization	(122,022)	(96,276)
Other income	6,229	1,649
Other expenses	(175)	(199)
Income from unconsolidated Fund	290	356
Interest expense	(56,043)	(38,394)
Net (loss) income	(21,025)	21,213
Net loss attributable to noncontrolling interests	7,663	1,742
Net (loss) income attributable to common stockholders	$(13,362)	$22,955

Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the nine months ended September 30, 2023 and by the COVID-19 pandemic during the nine months ended September 30, 2022.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$614,308	$608,626	$5,682	0.9%
The increase was primarily due to an increase in parking income and tenant recoveries, partly offset by lower rental revenues. The lower rental revenues were primarily due to lower occupancy, lower collections and lower accretion from below-market leases.

Office expenses	(219,792)	(208,188)	(11,604)	(5.6)%	The increase was primarily due to an increase in utility, insurance, janitorial and security expenses. The increase was partly offset by lower property taxes.
Office NOI	394,516	400,438	(5,922)	(1.5)%

Multifamily revenues	89,339	85,216	4,123	4.8%	The increase was primarily due to an increase in rental revenues due to higher rental rates.
Multifamily expenses	(28,025)	(26,284)	(1,741)	(6.6)%	The increase was primarily due to an increase in personnel, security, and insurance expenses.
Multifamily NOI	61,314	58,932	2,382	4.0%

Total NOI	$455,830	$459,370	$(3,540)	(0.8)%

Reconciliation to GAAP

The table below presents a reconciliation of our Same Property NOI to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure):

	Nine Months Ended September 30,
(In thousands)	2023	2022
Same Property NOI	$455,830	$459,370
Non-comparable office revenues	3,306	8,118
Non-comparable office expenses	(469)	(3,818)
Non-comparable multifamily revenues	54,256	37,555
Non-comparable multifamily expenses	(22,445)	(9,445)
NOI	490,478	491,780
General and administrative expenses	(34,698)	(34,173)
Depreciation and amortization	(336,771)	(279,588)
Other income	12,561	2,490
Other expenses	(820)	(561)
Income from unconsolidated Fund	1,177	921
Interest expense	(151,859)	(109,560)
Net (loss) income	(19,932)	71,309
Net loss attributable to noncontrolling interests	17,681	1,534
Net (loss) income attributable to common stockholders	$(2,251)	$72,843

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the nine months ended September 30, 2023, we generated cash from operations of $332.2 million. As of September 30, 2023, we had $526.2 million of cash and cash equivalents. Our earliest term loan maturity is December 2024. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

We only use non-recourse debt secured by our properties. As of the date of this report, approximately 45% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

Certain Contractual Obligations

See the following notes to our consolidated financial statements in Item 1 of this Report for information regarding our contractual commitments:

•Note 4 - minimum future ground lease payments;
•Note 8 - minimum future principal payments for our secured notes payable, and the interest rates that determine our future periodic interest payments; and
•Note 16 - contractual commitments.

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of September 30, 2023, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the nine months ended September 30, 2023 and by the COVID-19 pandemic during the nine months ended September 30, 2022.

	Nine Months Ended September 30,		Increase (Decrease) In Cash
	2023	2022		%
	(In thousands)

Net cash provided by operating activities(1)	$332,209	$381,669	$(49,460)	(13.0)%
Net cash used in investing activities(2)	$(180,373)	$(496,999)	$316,626	63.7%
Net cash provided by financing activities(3)	$105,557	$60,433	$45,124	74.7%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $49.5 million was primarily due to: (i) higher interest expense, (ii) cash used to fund working capital, and (iii) a decrease in NOI from our office portfolio, partly offset by higher interest income and an increase in NOI from our multifamily portfolio.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $316.6 million was primarily due to: (i) $330.5 million for a property acquisition during the nine months ended September 30, 2022, and (ii) a decrease in capital expenditures for developments of $23.5 million, partly offset by an increase in capital expenditures for improvements to real estate of $33.3 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $45.1 million was primarily due to: (i) an increase in net borrowings of $175.0 million, (ii) a decrease in dividends paid to common stockholders of $49.4 million, and (iii) lower distributions paid to noncontrolling interests of $14.9 million, partly offset by cash paid to repurchase common stock of $109.2 million and a decrease in contributions from noncontrolling interests in our consolidated JVs of $80.9 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of September 30, 2023, the interest rates for 69% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 15% were capped with interest rate caps. Our use of interest rate swaps and caps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of September 30, 2023, the maximum amount the interest expense on our capped-rate borrowings could increase by is $14.5 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO.

Unhedged Floating-Rate Borrowings

As of September 30, 2023, the interest rates for 16% of our consolidated borrowings were floating. As of September 30, 2023, the interest expense for our floating-rate borrowings that are not hedged would increase by $9.3 million per year for every one hundred basis point increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO.

See Note 8 to our consolidated financial statements in Item 1 of this Report for our more information regarding our debt and our future swap and cap expirations. See Note 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our swaps and caps.

Market Transition to SOFR from LIBOR

During the third quarter of 2023, we converted all of our LIBOR loans and swaps to SOFR. The LIBOR loans converted to SOFR include a small SOFR adjustment (an increase to the SOFR rate) to calculate the interest payable to the lender. The SOFR conversion did not change the swap-fixed interest rates for our swap-fixed loans. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivatives, respectively.

Item 4.  Controls and Procedures

As of September 30, 2023, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations. See "Legal Proceedings" in Note 16 to our consolidated financial statements in Part I, Item 1 of this Report.

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	November 3, 2023	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 3, 2023	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO