Form 10-K
period 2023-12-31
Douglas Emmett Inc
filed 2024-02-16
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2023, was $2.00 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 167,351,920 shares of its common stock outstanding as of February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2024 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
Funds From Operations (FFO)
We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), impairment write-downs of real estate and impairment write-downs of our investment in our unconsolidated Fund from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of FFO.

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

Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expenses, depreciation and amortization expense, other income, other expenses, income (loss) from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of our Same Property NOI.
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

Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Section 27A of the Securities Act and Section 21E of the Exchange Act. You can find many (but not all) of these statements by looking for words such as “believe”, “expect”, “anticipate”, “estimate”, “approximate”, “intend”, “plan”, “would”, “could”, “may”, “future” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements used in this Report, or those that we make orally or in writing from time to time, are based on our beliefs and assumptions, as well as information currently available to us. Actual outcomes will be affected by known and unknown risks, trends, uncertainties and factors beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution when relying on previously reported forward-looking statements, which were based on results and trends at the time they were made, to anticipate future results or trends. Some of the risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:
•adverse economic, political or real estate developments affecting Southern California or Honolulu, Hawaii;
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
For further discussion of these and other risk factors see Item 1A "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

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

At December 31, 2023, we owned a Consolidated Portfolio consisting of (i) a 17.6 million square foot office portfolio, (ii) 4,576 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2023, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 "Properties" of this Report. As of December 31, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio	Total Portfolio
Office
Wholly-owned properties	52	52
Consolidated JV properties	16	16
Unconsolidated Fund properties	—	2
Total	68	70

Multifamily
Wholly-owned properties	12	12
Consolidated JV properties	2	2
Total	14	14

Total	82	84

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2023, our office portfolio median size tenant was approximately 2,500 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2021, 2022 and 2023, no tenant accounted for more than 10% of our total revenues.

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

JVs and Fund

At December 31, 2023, in addition to fifty-two office properties and twelve residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:
•four consolidated JVs, through which we and institutional investors own sixteen office properties in our core markets totaling 4.2 million square feet and two residential properties with 470 apartments, and in which we own a weighted average of 46% at December 31, 2023 based on square footage. We are entitled to (i) distributions based on invested capital as well as additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.
•one unconsolidated Fund, through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet, and in which we own 53.8% at December 31, 2023.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

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

We own an interest in a subsidiary that is intended to be treated as a QRS. The Code provides that a QRS will not be treated as a separate corporation for federal income tax purposes, and all assets, liabilities and items of income, deduction and credit of the QRS will be treated as our assets, liabilities and items of income. We hold certain of our properties through subsidiaries that have elected to be taxed as REITs. Each such subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. We also wholly own a corporation which has elected to be treated as a TRS. A REIT may own more than 10% of the voting stock and value of the securities of a corporation that jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS agreements with the REIT’s tenants, are not on arm’s-length terms.

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

In addition, if we acquire any asset from a corporation that is or has been a C corporation in certain transactions in which our tax basis in the asset is less than the fair market value of the asset, in each case determined as of the date on which we acquired the asset, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we generally will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset over (ii) our adjusted tax basis in the asset, in each case determined as of the date on which we acquired the asset.

Insurance

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under blanket insurance policies. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss and the cost of the coverage and industry practice. See Item 1A "Risk Factors" of this Report for the risks we face regarding insurance.

Competition

We compete with a number of developers, owners and operators of office and multifamily real estate, many of which own properties similar to ours in the same markets in which our properties are located. See Item 2 "Properties" of this Report for more information about our properties. See Item 1A "Risk Factors" of this Report for the risks we face regarding competition.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA, eviction moratoriums related to COVID-19, and rent control laws. See Item 1A "Risk Factors" of this Report for the risks we face regarding laws and regulations.

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

Some of our initiatives to reduce our consumption include items such as real time energy monitoring software, LED lighting retrofitting, and new energy management systems. As a result of our efforts, 92% of our stabilized eligible office space as of December 31, 2022 qualified for "ENERGY STAR Certification" by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2023 ENERGY STAR scores were not yet available as of the date of this Report).

Our energy and electricity are provided by utility providers through the grid (LA Department of Water and Power, Southern California Edison, and Hawaii Electric Company). We estimate the percentage of renewable energy provided by our utility providers was approximately one-third in 2021 (the most recent available data).

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

We also encourage sustainable transportation choices by our tenants: We have installed almost 400 electric vehicle charging stations at our properties and have plans to add additional stations. All of our buildings provide ample bicycle parking.

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

Part of our business strategy is owning very large concentrations of office buildings and residential communities in our target submarkets. Our large ownership share in many of these neighborhoods puts us in a unique position to sometimes invest in outdoor enhancement projects that not only improve our properties but also provide a valuable amenity to the surrounding community. For example, at our recently completed residential development project in Brentwood we invested significant additional capital to build a one acre park on Wilshire Boulevard that is available to the public, providing urban green space as well as a valuable amenity to the surrounding properties and community.

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2023, we employed approximately 750 people.

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

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2023, we provided equity compensation to more than a quarter of our approximately 750 employees.

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
Risks Related to Our Properties and Our Business
•Sustained or further increases in inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.
•Economic and political changes could adversely affect our business, operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.
•All of our properties are located in Los Angeles County, California, and Honolulu, Hawaii, and we are therefore exposed to greater risk than if we owned a more geographically diverse portfolio. Our properties in Los Angeles County are concentrated in certain submarkets, exposing us to risks associated with those specific areas.
•Our operating performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.
•We have a substantial amount of debt, which exposes us to interest rate fluctuation risk and the risk of not being able to refinance our debt, which in turn could expose us to the risk of default under our debt obligations.
•The rents we receive from new leases may be less than our asking rents, and we may experience rent roll-down from time to time.
•Although we have a diverse tenant base, a large portion of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows.
•In order to successfully compete against other properties, we need to maintain, repair, and renovate our properties, which reduces our cash flows.
•We face intense competition, which could adversely impact the occupancy and rental rates of our properties.
•Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, may adversely affect our business, financial position, results of operations, cash flows, our ability to service our debt, our ability to pay dividends to our stockholders, our REIT status, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and/or the market price of our common stock.
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
•Failure to qualify as a REIT would subject us to corporate taxation and potentially reduce cash available for distributions.
•If the Operating Partnership, or any of its subsidiaries (other than any TRS), were treated as a regular corporation for federal income tax purposes, we could cease to qualify as a REIT.
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

Risks Related to Our Properties and Our Business

Sustained or further increases in inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.

Since the COVID-19 pandemic, the consumer price index has increased substantially. Federal policies and recent global events may exacerbate increases in the consumer price index. A sustained or further increase in inflation could have adverse impacts on our business, including:
•an increase in our rental operating costs and our general and administrative costs;
•our inability to increase rental rates at the same rate as inflation;
•reduction in tenant demand for our properties if we are able to increase rental rates at the same rate as inflation;
•our inability to recover higher rental operating costs from our office tenants;
•higher operating costs billed to our office tenants, which could reduce tenant demand for our office properties;
•higher interest rates, which could: (i) increase our borrowing costs, (ii) adversely impact our property valuations, and (iii) cause an economic recession which would adversely affect our business;
•an increase in recurring capital expenditures to maintain our properties;
•an increase in construction costs, which would increase the cost of development and respositioning projects and adversely impact our investments in real estate assets and expected yields on our development and repositioning projects, which could make investment opportunities less profitable to us;
•reduced cash flows, which would adversely impact our ability to pay dividends and distributions.
In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate portfolio and result in a decline of the market price of our common stock and market capitalization, as well as lower sales proceeds from future property dispositions.
Economic and political changes could adversely affect our business, operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.

Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, our business, results of operations, liquidity and financial condition and those of our tenants may be adversely affected as a result of the following consequences, among others:
•tenant defaults under leases or tenants not renewing their leases, or renewing under less favorable terms, if the financial condition of our tenants is adversely impacted;
• reduced leasing to new tenants or at less favorable terms;
•decreased demand for our office space if businesses, including our tenants, lay off employees;
•decreased commercial real estate occupancy and rental rates resulting in decreased property values;
• limitations in our ability to obtain financing on terms and conditions that we find acceptable, or at all, which could reduce our ability to refinance existing debt and obtain new debt to pursue acquisition and development opportunities; and
• reduced values of our properties, which may limit our ability to obtain new debt financing secured by our properties or limit our ability to refinance our existing debt secured by our properties.

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

Any adverse developments in the economy or real estate market in Los Angeles County or Honolulu or the surrounding regions, or any decrease in demand for office space resulting from the Los Angeles County or Honolulu regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.

Our operating performance and the market value of our common stock are subject to risks associated with our investments in real estate and with trends in the real estate industry.

Our economic performance and the value of our real estate and, consequently the market price of our common stock, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control and could adversely affect our operating results, cash flows, and financial position. These events include, but are not limited to:
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
•reduced tenant demand for office space and residential units from matters such as: (i) trends in space utilization, including remote working arrangements, (ii) changes in the relative popularity of our properties, (iii) the type of space we lease, (iv) purchasing versus leasing, (v) increasing crime or homelessness in our submarkets, (vi) changing submarket demographics or (vii) economic recessions;
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

•declines in real estate valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing;
•property damage resulting from seismic activity or other natural disasters;
•acquiring undesirable properties; and
•inability to dispose of properties at appropriate times or at favorable prices.

We have a substantial amount of debt, which exposes us to interest rate fluctuation risk and the risk of not being able to refinance our debt, which in turn could expose us to the risk of default under our debt obligations.

We have a substantial amount of debt and we may incur significant additional debt for various purposes, including, without limitation, to fund future property acquisitions and development activities, reposition properties and to fund our operations. As of December 31, 2023, we had approximately $5.6 billion of debt outstanding, of which $1.7 billion is floating rate debt, which exposes us to interest rate fluctuation risk. See Note 8 to our consolidated financial statements in Item 15 of this Report for more detail regarding our consolidated debt. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

Our ability to service and refinance our debt and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control. Our substantial indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially during economic downturns when credit is harder to obtain, could adversely affect us, including the following:

•periods of rising and high interest rates would adversely affect: (i) our results of operations, (ii) our ability to pay dividends and distributions, (iii) the market price of our common stock, (iv) our ability to borrow or to borrow on favorable terms and (v) our ability to refinance existing debt on commercially reasonable terms or at all;
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

As a result of various factors, such as competitive pricing pressure in our submarkets, adverse conditions in the Los Angeles County or Honolulu real estate market, general economic downturns, or the desirability of our properties compared to other properties in our submarkets, the rents we receive on new leases could be less than our in-place rents, which could adversely affect our operating results, cash flows, and financial position.

Although we have a diverse tenant base, a large portion of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows.

As of December 31, 2023, as a percentage of our annualized base rental revenue for the stabilized portfolio, 18.2% of our tenants operated in the legal industry, 15.5% in the financial services industry, 14.1% in the entertainment industry and 12.7% in the real estate industry. As we continue our development and potential acquisition activities, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For the composition of our tenants by industry, see “Item 2. Properties—Office Industry Diversification as of December 31, 2023.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

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
Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, may adversely affect our business, financial position, results of operations, cash flows, our ability to service our debt, our ability to pay dividends to our stockholders, our REIT status, our ability to capitalize on business opportunities as they arise, our ability to raise capital, and/or the market price of our common stock.

Epidemics, pandemics or other outbreaks of an illness, disease or virus, such as COVID-19, can severely disrupt general economic activities in a variety of ways that are difficult to predict. For example, governments and businesses may take actions to mitigate the public health crisis, including quarantines, stay-at-home orders, density limitations, social distancing measures, and/or restrictions on types of business that may continue to operate. The extent to which an outbreak could impact our business will depend on factors such as the duration and spread, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. We may experience significant impacts to our business as a result of any economic impact of an outbreak, including any resulting economic recession.

Some of the potential impacts from an outbreak could include:
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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2023, 16.7% of the square footage in our total office portfolio was available for lease and 15.9% was scheduled to expire in 2024. As of December 31, 2023, 1.5% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

The properties in our portfolio are subject to various covenants, federal, state and local laws, ordinances, regulatory requirements, including permitting and licensing requirements, various environmental laws, the ADA and rent control laws. Such laws and regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos abatement or hazardous material cleanup requirements. There can be no assurance that existing laws and regulations will not adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations that increase such delays or result in additional costs will not be adopted. Under the ADA, our properties must meet federal requirements related to access and use by disabled persons to the extent that such properties are “public accommodations”. The costs of our on-going efforts to comply with these laws and regulations are substantial. Similarly, our properties are subject to land use rules and regulations that govern our development, repositioning and use of our properties, such as Title 24 of the California Code of Regulations, which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. Moreover, as we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance with applicable laws and regulations, we may be liable for investigation and remediation costs, penalties, and/or damages, which could be substantial and could adversely affect our ability to sell or rent our property or to borrow using such property as collateral. In addition, changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop or use our properties (such as potential restrictions on the use and/or density of new developments, water use and other uses and activities) or that prescribe additional standards could have a material adverse effect on our financial position, results of operations, cash flows, the market price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Some of our properties may be subject to a ground lease. A default under the terms of such a lease, or the inability to renegotiate a new lease upon expiration of a lease, could have a material adverse effect on our operating results, cash flows and financial condition.

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

At December 31, 2023, our executive officers owned 4% of our outstanding common stock, but they would own 17% if all of their outstanding LTIPs and OP Units were converted into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Under their employment agreements, certain of our executive officers will receive severance if they are terminated without cause or resign for good reason.

We have employment agreements with our CEO, Jordan L. Kaplan, and our COO, Kenneth M. Panzer, which provide each executive with severance if they are terminated without cause or resign for good reason (including following a change of control). The severance is based upon three times the average of the respective executives annual compensation (base salary and annual bonus) during the last three full calendar years ending prior to the termination date. In addition, these executive officers would not be restricted from competing with us after their departure.

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

Failure to qualify as a REIT would subject us to corporate taxation and potentially reduce cash available for distributions.

We have elected to be taxed as a REIT under the Code, commencing with our initial taxable year ended December 31, 2006. To qualify as a REIT, we must satisfy on a continuing basis certain technical and complex income, asset, organizational, distribution, stockholder ownership and other requirements. See Item 1 "Business Overview" of this Report for more information regarding these tests. Our ability to satisfy these tests depends upon our analysis of and compliance with numerous factors, many of which are not subject to a precise determination and have only limited judicial and administrative interpretations, and which are not entirely within our control. Holding substantially all of our assets through our Operating Partnership further complicates the application of the REIT requirements and a technical or inadvertent mistake could jeopardize our REIT status.  New legislation, Treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT. Although we believe that we will continue to qualify as a REIT, we can give no assurance that we have qualified or will continue to qualify as a REIT.

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

If the Operating Partnership, or any of its subsidiaries (other than any TRS), were treated as a regular corporation for federal income tax purposes, we could cease to qualify as a REIT.

Although we believe that the Operating Partnership and other subsidiary partnerships, limited liability companies, REIT subsidiaries, QRS and other subsidiaries (other than a TRS) in which we own a direct or indirect interest will be treated for tax purposes as a partnership, disregarded entity (e.g., in the case of a 100% owned limited liability company), REIT or QRS, as applicable, no assurance can be given that the IRS will not challenge the tax classification of any such entity, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or other subsidiaries (other than a TRS) as entities taxable as a corporation (including a “publicly traded partnership” taxed as a corporation) for federal income tax purposes, we would likely fail to qualify as a REIT and it would significantly reduce the amount of cash available for distribution by such subsidiaries to us.

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

To qualify as a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gains. To the extent that we do not distribute all of our net long-term capital gains or all of our REIT taxable income, we will be required to pay tax thereon at the regular corporate tax rate. We intend to make distributions to our stockholders to comply with the Code requirements for REITs and to minimize or eliminate our corporate income tax obligation. Certain types of assets and activities generate substantial mismatches between taxable income and available cash, either because of differences in timing between the recognition of income and the actual receipt of cash or because of differences between the deduction of expenses and the actual payment of those expenses. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to sell assets in adverse market conditions, borrow on unfavorable terms, make a taxable distribution of our stock as part of a distribution in which stockholders may elect to receive our stock or (subject to a limit measured as a percentage of the total distribution) cash, distribute amounts that could otherwise be used to fund our operations, capital expenditures, acquisitions or repayment of debt, or cause us to forego otherwise attractive opportunities.

REIT stockholders can receive taxable income without cash distributions.

Under certain circumstances, REITs are permitted to pay a portion of the required dividends in shares of their stock rather than in cash. If we were to avail ourselves of that option, our stockholders could be required to pay taxes on such stock distributions without the benefit of cash distributions to pay the resulting taxes.

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

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware (including ransomware), computer viruses, social engineering and phishing e-mails, exploitation of vulnerabilities in software used in our business, malfeasance by insiders or persons with access to systems inside our organization, human or technological error, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is expected to increase as the number, intensity and sophistication of attacks and intrusions from around the world is escalating. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We own and manage some of these systems but must rely on third parties for a range of systems, networks and other products and services, including but not limited to software and cloud computing services, that are critical to our business. In addition, we and others collect, maintain and process data about employees, business partners and others, including personally identifiable information, as well as proprietary data belonging to our business such as trade secrets.

There can be no assurance that our security measures, or those of third parties on whom we rely, will effectively protect the confidentiality, integrity and availability of our networks, systems and data from security breaches or disruptions. While to date we have experienced no cyberattacks or incidents that have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Our information, networks, systems and facilities remain vulnerable because the techniques used by attackers are constantly evolving (including their use of tools like artificial intelligence) and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving our IT networks and related systems could have an adverse effect on our business, for example:
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
•The requirement of significant management attention and resources to restore our business and remedy any damages that result;
•Claims for breach of contract, damages, credits, penalties or termination of leases or other agreements;
•Regulatory inquiries, investigations and fines or penalties; and
•Damage to our reputation among our tenants, investors, or others.

We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are developing a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.

Our program is based on frameworks provided by the Center for Internet Security Controls. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.

Our cybersecurity risk management program includes among other things:
a.Risk assessments designed to help identify significant cybersecurity risks to our critical systems, information and services;
b.A security team principally responsible for managing (1) our cybersecurity risk assessment process, (2) our security controls, and (3) our response to cybersecurity incidents;
c.The use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
d.An incident response plan with procedures for responding to cybersecurity incidents;
e.Cybersecurity awareness training of our employees, and senior management; and
f.A third-party risk management process for service providers, suppliers and vendors.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors in Item 1A."

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to our Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee as necessary, regarding any significant cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer (CIO), internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, led by our CIO, is responsible for assessing and managing our significant risks from cyber security threats. The team has primary responsibility for our overall cybersecurity risk management program. Our management team’s experience includes multiple team members with 56 collective years of relevant experience with Douglas Emmett, Inc. The team has extensive knowledge of the technologies and applications addressed by the cybersecurity risk management program.

Our CIO supports the management team in staying informed about and monitoring efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio.

Office Portfolio Summary as of December 31, 2023

Region	Number of Properties	Our Rentable Square Feet	Region Rentable Square Feet(1)	Our Average Market Share(2)

Los Angeles
Westside(3)	52	9,999,051	40,401,665	34.4%
Valley	16	6,790,777	22,485,019	44.4
Honolulu(3)	2	1,190,835	5,267,268	22.6
Total / Average	70	17,980,663	68,153,952	37.4%
________________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2023 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure in our total portfolio to each submarket as follows:

Region	Submarket	Number of Properties	Our Rentable Square Feet	Our Market Share(2)

Westside	Brentwood	15	2,085,745	60.3%
	Westwood	7	2,191,711	43.6
	Olympic Corridor	5	1,142,885	28.1
	Beverly Hills(3)	11	2,196,067	27.6
	Santa Monica	11	1,425,374	14.3
	Century City	3	957,269	9.0
Valley	Sherman Oaks/Encino	12	3,488,995	55.1
	Warner Center/Woodland Hills	3	2,845,577	37.4
	Burbank	1	456,205	5.3
Honolulu	Honolulu(3)	2	1,190,835	22.6
	Total / Weighted Average	70	17,980,663	37.4%
________________________________________________
(3)    In calculating market share, we adjusted the rentable square footage by: (i) removing a 218,000 square foot property located just outside the Beverly Hills city limits from both the numerator and the denominator, and (ii) removing 77,000 rentable square feet of vacant space at an office building in Honolulu that we are converting to residential apartments from both our rentable square footage and that of the submarket.

Office Portfolio Percentage Leased and In-place Rents as of December 31, 2023

Region(1)	Percent Leased	Annualized Rent(2)	Annualized Rent Per Leased Square Foot(2)	Monthly Rent Per Leased Square Foot(2)

Los Angeles
Westside	82.1%	$449,123,019	$57.01	$4.75
Valley	83.8	197,159,698	36.04	3.00
Honolulu	90.4	37,069,247	35.93	2.99
Total / Weighted Average	83.3%	$683,351,964	$47.52	$3.96
_____________________________________________
(1)Regional data reflects the following underlying submarket data:

Region	Submarket	Percent Leased	Monthly Rent Per Leased Square Foot(2)

Westside	Beverly Hills	85.7%	$4.92
	Brentwood	79.9	4.01
	Century City	86.3	4.69
	Olympic Corridor	76.1	3.33
	Santa Monica	81.2	6.95
	Westwood	82.6	4.54
Valley	Burbank	100.0	5.01
	Sherman Oaks/Encino	87.1	3.01
	Warner Center/Woodland Hills	77.1	2.57
Honolulu	Honolulu	90.4	2.99
	Weighted Average	83.3%	$3.96
____________________________________
(2) Does not include signed leases not yet commenced, which are included in percent leased but excluded from annualized rent.

Office Lease Diversification as of December 31, 2023

Portfolio Tenant Size
	Median	Average

Square feet	2,500	5,300

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,356	50.3%	1,956,517	13.6%	$86,409,633	12.6%
2,501-10,000	1,019	37.8	4,951,267	34.4	227,624,126	33.3
10,001-20,000	209	7.8	2,879,834	20.0	138,727,510	20.3
20,001-40,000	81	3.0	2,206,570	15.4	101,150,861	14.8
40,001-100,000	29	1.0	1,682,300	11.7	85,820,710	12.6
Greater than 100,000	2	0.1	703,824	4.9	43,619,124	6.4
Total for all leases	2,696	100.0%	14,380,312	100.0%	$683,351,964	100.0%

Largest Office Tenants as of December 31, 2023

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

Warner Bros. Discovery(2)	1	1	2024	456,205	2.5%	$27,435,217	4.0%
William Morris Endeavor(3)	2	1	2027	247,768	1.4	16,189,523	2.4
UCLA(4)	18	10	2023-2033	247,183	1.4	13,482,083	2.0
Morgan Stanley(5)	5	5	2025-2028	144,688	0.8	10,661,157	1.5
Equinox Fitness(6)	6	5	2029-2038	185,236	1.0	10,407,103	1.5
Total	32	22		1,281,080	7.1%	$78,175,083	11.4%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Square footage (rounded) expires as follows: 456,000 square feet in 2024.
(3)    Table reflects lease terms as of December 31, 2023.  Subsequent to quarter end, the lease term was extended through 2037. Tenant has the option to terminate 248,000 square feet in 2033.
(4)    Square footage (rounded) expires as follows: 1 lease totaling 1,000 square feet in 2023; 3 leases totaling 37,000 square feet in 2024; 4 leases totaling 89,000 square feet in 2025; 5 leases totaling 32,000 square feet in 2026; 1 lease totaling 51,000 square feet in 2027; 1 lease totaling 8,000 square feet in 2028; 1 lease totaling 15,000 square feet in 2029; and 2 leases totaling 14,000 square feet in 2033. Tenant has options to terminate 51,000 square feet in 2025.
(5)    Square footage (rounded) expires as follows: 26,000 square feet in 2025; 88,000 square feet in 2027 and 30,000 square feet in 2028.
(6)    Square footage (rounded) expires as follows: 34,000 square feet in 2029; 46,000 square feet in 2035; 31,000 square feet in 2037 and 74,000 square feet in 2038.

Office Industry Diversification as of December 31, 2023

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	576	18.2%
Financial Services	364	15.5
Entertainment	150	14.1
Real Estate	315	12.7
Health Services	387	9.2
Accounting & Consulting	298	8.9
Technology	101	4.9
Retail	154	4.9
Insurance	91	3.2
Educational Services	46	2.8
Public Administration	73	2.3
Advertising	33	1.0
Other	45	1.1
Manufacturing & Distribution	53	1.2
Total	2,686	100.0%

Office Lease Expirations as of December 31, 2023 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2023	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	92	305,460	1.7%	$12,085,729	1.8%	$39.57	$39.45
2024	594	2,864,277	15.9	137,113,780	20.1	47.87	47.42
2025	578	2,482,316	13.8	116,721,428	17.1	47.02	49.11
2026	465	2,157,587	12.0	98,549,202	14.4	45.68	49.55
2027	314	2,004,294	11.2	101,142,084	14.8	50.46	56.37
2028	270	1,452,991	8.1	67,433,092	9.9	46.41	53.31
2029	137	847,123	4.7	40,414,711	5.9	47.71	54.71
2030	76	714,311	4.0	35,791,173	5.2	50.11	61.09
2031	57	405,546	2.2	19,316,010	2.8	47.63	59.90
2032	33	321,974	1.8	16,063,724	2.4	49.89	64.81
2033	52	348,144	1.9	17,324,494	2.5	49.76	68.47
Thereafter	28	476,289	2.7	21,396,537	3.1	44.92	63.09
Subtotal/weighted average	2,696	14,380,312	80.0	683,351,964	100.0	47.52	52.58
Signed leases not commenced		417,287	2.3
Available		3,002,047	16.7
Building management use		106,908	0.6
BOMA adjustment (3)		74,109	0.4
Total/Weighted Average	2,696	17,980,663	100.0%	$683,351,964	100.0%	$47.52	$52.58
_____________________________________________________
(1)Represents annualized rent at December 31, 2023 divided by leased square feet.
(2)Represents annualized rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Office Tenant Improvements and Leasing Commissions

	Year Ended December 31,
	2023	2022	2021
Renewal leases(1)
Number of leases	576	571	557
Square feet	2,359,780	2,416,521	2,553,056
Tenant improvement costs per square foot (2)	$11.15	$11.06	$8.59
Leasing commission costs per square foot (2)	5.98	5.86	5.88
Total costs per square foot (2)	$17.13	$16.92	$14.47

New leases(1)
Number of leases	289	343	351
Square feet	792,716	1,225,024	1,105,297
Tenant improvement costs per square foot (2)	$21.69	$27.68	$27.43
Leasing commission costs per square foot (2)	7.39	9.26	9.81
Total costs per square foot (2)	$29.08	$36.94	$37.24

Total leases(1)
Number of leases	865	914	908
Square feet	3,152,496	3,641,545	3,658,353
Tenant improvement costs per square foot (2)	$13.80	$16.65	$14.28
Leasing commission costs per square foot (2)	6.34	7.01	7.07
Total costs per square foot (2)	$20.14	$23.66	$21.35
______________________________________________________
(1)Excludes square feet for ancillary retail space.
(2)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Office Recurring Capital Expenditures (consolidated office portfolio)

	Year Ended December 31,
	2023	2022	2021

Recurring Capital Expenditures(1)	$3,279,814	$4,224,496	$3,838,453
Total square feet(1)	14,851,645	14,851,378	14,851,378
Recurring Capital Expenditures per square foot(1)	$0.22	$0.28	$0.26
____________________________________________________
(1)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2023, we excluded ten properties with an aggregate 2.7 million square feet.
•For 2022, we excluded eleven properties with an aggregate 2.8 million square feet.
•For 2021, we excluded eleven properties with an aggregate 2.9 million square feet.

Multifamily Portfolio as of December 31, 2023

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	3	940	21%
West Los Angeles(1)	7	1,151	25
Honolulu	4	2,485	54
Total	14	4,576	100%

Submarket	Percent Leased	Annualized Rent(2)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	98.2%	$48,562,584	$4,394
West Los Angeles(3)	97.4	52,768,992	4,754
Honolulu	99.1	67,367,508	2,286
Total / Weighted Average	98.5%	$168,699,084	$3,268
_______________________________________________________
(1)    Excludes units vacated as part of removing Barrington Plaza from the rental market.
(2)    The multifamily portfolio also includes 83,018 square feet and annualized rent of $2,992,297 consisting of ancillary retail space at three properties and remaining office space at a building undergoing conversion from office to residential, which are not included in this table.
(3)    Excludes impact of Barrington Plaza.

Multifamily Recurring Capital Expenditures

	Year Ended December 31,
	2023	2022	2021

Recurring Capital Expenditures(1)(2)	$2,978,083	$3,092,613	$2,821,969
Total units(1)(2)	4,013	3,925	3,449
Recurring Capital Expenditures per unit(1)(2)	$747	$807	$818
____________________________________________________
(1)Recurring Capital Expenditures include costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2023, when a tenant vacated one of these units, we incurred on average $63 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2023, we excluded two properties with an aggregate 563 units.
•For 2022, we excluded two properties with an aggregate 1,088 units.
•For 2021, we excluded two properties with an aggregate 939 units.

Item 3. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary, routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations. See "Legal Proceedings" in Note 17 to our consolidated financial statements in Item 15 of this Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 29, 2023, the closing price of our common stock was $14.50.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023

Dividend declared	$0.19	$0.19	$0.19	$0.19

2022

Dividend declared	$0.28	$0.28	$0.28	$0.19

Holders of Record

We had 7 holders of record of our common stock on February 9, 2024. Most of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2018 to December 31, 2023 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2018, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23

DEI	100.00	131.96	91.24	108.35	53.21	52.22
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
NAREIT Equity(1)	100.00	126.00	115.92	166.04	125.58	142.83
Peer group(2)	100.00	124.68	84.99	103.24	58.49	69.54

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of Boston Properties, Inc. (BXP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), Vornado Trust (VNO) and Hudson Pacific Properties, Inc (HPP).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Forward Looking Statements disclaimer and our consolidated financial statements and related notes in Item 15 of this Report.  During 2023, our results of operations were impacted by various transactions - see "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

Overview
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of December 31, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	68	70
Rentable Square Feet (in thousands)(3)	17,595	17,981
Leased rate	83.3%	83.3%
Occupancy rate	80.9%	81.0%

Multifamily
Properties	14	14
Units(4)	4,576	4,576
Leased rate(4)	98.5%	98.5%
Occupancy rate(4)	96.7%	96.7%

_____________________________________________________________________
(1)     Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 52 office properties totaling 13.4 million square feet and 12 residential properties with 4,106 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2)    Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 15 of this Report for more information about Partnership X.
(3)    As of December 31, 2023, we removed approximately 77,000 Rentable Square Feet for an office building we are converting to apartments. See "Development" further below.
(4) Unit totals exclude units vacated as part of removing Barrington Plaza from the rental market. The leased and occupancy rates exclude the impact of Barrington Plaza. See "Property to be Removed from Service" further below.

Revenues by Segment and Location
During 2023, revenues from our Consolidated Portfolio were derived as follows:
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
•We converted our LIBOR loans and swaps to SOFR. See Item 7A in Part II for our SOFR transition disclosures.
•In connection with the Barrington Plaza loan, Barrington Plaza Apartments have been removed from the rental market. The lender is treating the debt as a construction loan and they required a $13.3 million cash deposit, which we placed in an interest-bearing collateral account during the third quarter. See "Property to be Removed from Service" further below for more information about Barrington Plaza.
•We acquired 3 thousand OP Units for $46 thousand in cash.
During the fourth quarter of 2023:
•We acquired an additional 20.2% of the equity in our unconsolidated Fund, Partnership X, which increased our ownership interest in the Fund to 53.8%.
•We entered into a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement.
•We acquired 180 thousand OP Units for $2.0 million  in cash.
•We acquired 468 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
In January of 2024:
•In connection with the Barrington Plaza loan, we signed a construction completion guarantee. See "Property to be Removed from Service" further below for more information about Barrington Plaza.
See Notes 6, 8, 10 and 11 to our consolidated financial statements in Item 15 of this Report for more information regarding our unconsolidated Fund, debt, derivatives and equity, respectively.

Development
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of December 31, 2023, we had delivered ninety-percent of the planned units and leased ninety-seven-percent of the units delivered. The conversion will continue in phases through 2025 as the remaining office space is vacated, therefore, the expected timing of the remaining spending is uncertain.

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

Property to be Removed from Service
During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. We are currently in litigation with the insurance providers in 2020 for Barrington Plaza to recover certain costs associated with reconstruction. As of December 31, 2023, a significant majority of the tenants have vacated. Tenants occupying 154 units have the right to remain until May 2024, and we expect them to move out at an uneven pace over the intervening period. That schedule could be impacted by legal or regulatory actions. During any period when the property is unoccupied, we will not generate any revenue from it. In connection with the removal of the property from the rental market, we accelerated and recorded additional depreciation expense of $82.1 million for the year ended December 31, 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Year Ended December 31,
	2023	2022	2021	2020	2019

Average straight-line rental rate(1)(2)(4)	$42.97	$46.78	$44.99	$45.26	$49.65
Annualized lease transaction costs(3)(4)	$5.53	$5.85	$4.77	$5.11	$6.02

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

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Year Ended December 31, 2023

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$45.25	$41.80	(7.6)%
Straight-line Rent	$41.17	$42.97	4.4%

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Year Ended December 31,
	2023	2022	2021	2020	2019

Average annual rental rate - new tenants(1)(2)	$36,070	$31,763	$29,837	$28,416	$28,350

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
(iii) During 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio. Barrington Plaza was removed from this metric beginning with the third quarter of 2023.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during 2023 (new tenants and existing tenants undergoing annual rent review) was 2.1% higher on average than the prior rent on the same unit.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

	December 31,
Occupancy Rates(1) as of:	2023	2022	2021	2020	2019

Office portfolio(2)	81.0%	83.7%	84.9%	87.4%	91.4%
Multifamily portfolio(3)(5)	96.7%	98.1%	98.0%	94.2%	95.2%

	Year Ended December 31,
Average Occupancy Rates(1)(4):	2023	2022	2021	2020	2019

Office portfolio(2)	82.6%	84.2%	85.7%	89.5%	90.7%
Multifamily portfolio(3)(5)	96.9%	97.9%	96.8%	94.2%	96.5%

___________________________________________________
(1)Occupancy rates include the impact of property acquisitions, most of whose occupancy rates at the time of acquisition were below that of our existing portfolio.
(2)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022.
(3)Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, development and redevelopment projects. Excludes units vacated as part of removing Barrington Plaza from the rental market until June of 2023 and excludes the impact of Barrington Plaza entirely starting in July 2023.
(4)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.
(5)Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020 but recovered during 2021 and 2022.

Office Lease Expirations

As of December 31, 2023, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

_______________________________________________________________
(1) Average of the percentage of leases at December 31, 2020, 2021, and 2022 with the same remaining duration as the leases for the labeled year had at December 31, 2023. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2023 to 2022

Our operating results were adversely impacted by the effects of inflation and higher interest rates during 2023, and by the COVID-19 pandemic during 2022.

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$714,742	$724,131	$(9,389)	(1.3)%	The decrease was primarily due to lower occupancy, lower collections, lower accretion from below-market leases and our office to residential conversion project at Bishop Place. The decrease was partly offset by higher rental rates, higher lease termination revenues and an increase in tenant recoveries.
Office parking and other income	$115,203	$100,442	$14,761	14.7%	The increase was primarily due to an increase in parking income due to higher parking activity and higher ground lease income due to a one-time catch-up payment related to a ground lease reset dispute.
Multifamily revenue	$190,543	$169,079	$21,464	12.7%	The increase was primarily due to: (i) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, (ii) an increase in revenues from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022 and (iii) higher rental rates at our other multifamily properties. The increase was partly offset by a decrease in revenues from units removed from service at our Barrington Plaza property commencing during the second quarter of 2023.

Operating expenses

Office rental expenses	$294,310	$284,522	$(9,788)	(3.4)%	The increase was primarily due to an increase in utility, security, janitorial and insurance expenses. The increase was partly offset by a decrease in rental expenses from our office to residential conversion project at Bishop Place and lower property taxes.
Multifamily rental expenses	$67,323	$49,299	$(18,024)	(36.6)%	The increase was primarily due to: (i) an increase in rental expenses from new units at our development projects, (ii) an increase in rental expenses from our 1221 Ocean Avenue property in Santa Monica that we purchased in the second quarter of 2022, and (iii) an increase in property taxes, security and personnel expenses at our other multifamily properties.
General and administrative expenses	$49,236	$45,405	$(3,831)	(8.4)%	The increase was primarily due to higher legal expenses, partly offset by a decrease in advocacy expenses.
Depreciation and amortization	$459,949	$372,798	$(87,151)	(23.4)%	The increase was primarily due to accelerated depreciation related to removing units from service at our Barrington Plaza property commencing during the second quarter of 2023.

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$19,633	$4,587	$15,046	328.0%	The increase was primarily due to an increase in interest income due to higher interest rates and higher cash and cash equivalent balances.
Other expenses	$(1,032)	$(714)	$(318)	(44.5)%	The increase was primarily due to higher transaction costs.
(Loss) income from unconsolidated Fund	$(34,643)	$1,224	$(35,867)	(2,930.3)%	The decrease was primarily due to an impairment charge of $36.2 million in 2023 related to our investment in our Fund.
Interest expense	$(209,468)	$(150,185)	$(59,283)	(39.5)%	The increase was primarily due to higher interest rates on our floating rate debt, higher debt, and a decrease in interest capitalized related to development activity.

Comparison of 2022 to 2021

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023 for a comparison of our results of operations for 2022 compared to 2021.

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

FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during 2023, and by the COVID-19 pandemic during 2022.

	Year Ended December 31,
(In thousands)	2023	2022

Net (loss) income attributable to common stockholders(1)	$(42,706)	$97,145
Depreciation and amortization of real estate assets	459,949	372,798
Net loss attributable to noncontrolling interests	(33,134)	(605)
Adjustments attributable to unconsolidated Fund(1)(2)	39,194	2,848
Adjustments attributable to consolidated JVs (3)	(46,012)	(52,503)
FFO	$377,291	$419,683

___________________________________________________
(1)Our net loss for the year ended December 31, 2023 includes a $36.2 million impairment charge related to our investment in our unconsolidated Fund. Adjustments attributable to our unconsolidated Fund include an adjustment to exclude the respective impairment loss. We excluded this impairment charge from our calculation of FFO because the impairment charge relates directly to the real estate held by the Fund.
(2)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets.
(3)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of 2023 to 2022
During 2023, FFO decreased by $42.4 million, or 10.1%, to $377.3 million, compared to $419.7 million for 2022. The decrease was primarily due to higher interest expense and a decrease in NOI from our office portfolio, partly offset by higher interest income and an increase in NOI from our multifamily portfolio. The increase in interest expense was primarily due to higher interest rates on our floating rate debt, higher debt and a decrease in interest capitalized related to development activity. The decrease in NOI from our office portfolio was primarily due to: (i) lower occupancy, (ii) lower collections, (iii) lower accretion from below-market leases, (iv) our office to residential conversion project at Bishop Place and (v) higher rental expenses. The increase in interest income was primarily due to higher interest rates and higher cash and cash equivalents balances. The increase in NOI from our multifamily portfolio was primarily due to: (i) new units from our development projects, (ii) our acquisition of the 1221 Ocean Avenue property in Santa Monica in the second quarter of 2022, and (iii) higher rental rates at our other multifamily properties.
Comparison of 2022 to 2021
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023 for a comparison of our FFO for 2022 compared to 2021.

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

Comparison of 2023 to 2022:

Our Same Properties for 2023 included 67 office properties, aggregating 17.6 million Rentable Square Feet, and 10 multifamily properties with an aggregate 3,449 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during 2023 and by the COVID-19 pandemic during 2022.

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change	%	Commentary
	(In thousands)

Office revenues	$819,931	$814,084	$5,847	0.7%	The increase was primarily due to an increase in parking income and tenant recoveries, partly offset by lower rental revenues. The lower rental revenues were primarily due to lower occupancy, lower collections and lower accretion from below-market leases, partly offset by higher lease termination revenues.
Office expenses	(293,686)	(279,653)	(14,033)	(5.0)%	The increase was primarily due to an increase in utility, security, janitorial and insurance expenses. The increase was partly offset by lower property taxes.
Office NOI	526,245	534,431	(8,186)	(1.5)%

Multifamily revenues	119,718	114,688	5,030	4.4%	The increase was primarily due to an increase in rental revenues due to higher rental rates.
Multifamily expenses	(37,318)	(34,633)	(2,685)	(7.8)%	The increase was primarily due to an increase in property taxes, security, and personnel expenses.
Multifamily NOI	82,400	80,055	2,345	2.9%

Total NOI	$608,645	$614,486	$(5,841)	(1.0)%

Reconciliation to GAAP

The table below presents a reconciliation of Net (loss) income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Year Ended December 31,
(In thousands)	2023	2022

Net (loss) income attributable to common stockholders	$(42,706)	$97,145
Net loss attributable to noncontrolling interests	(33,134)	(605)
Net (loss) income	(75,840)	96,540
General and administrative expenses	49,236	45,405
Depreciation and amortization	459,949	372,798
Other income	(19,633)	(4,587)
Other expenses	1,032	714
Loss (income) from unconsolidated Fund	34,643	(1,224)
Interest expense	209,468	150,185
NOI	$658,855	$659,831

Same Property NOI by Segment

Same property office revenues	$819,931	$814,084
Same property office expenses	(293,686)	(279,653)
Same Property Office NOI	526,245	534,431

Same property multifamily revenues	119,718	114,688
Same property multifamily expenses	(37,318)	(34,633)
Same Property Multifamily NOI	82,400	80,055

Same Property NOI	608,645	614,486
Non-comparable office revenues	10,014	10,489
Non-comparable office expenses	(624)	(4,869)
Non-comparable multifamily revenues	70,825	54,391
Non-comparable multifamily expenses	(30,005)	(14,666)
NOI	$658,855	$659,831

Comparison of 2022 to 2021

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023 for a comparison of our same property NOI for 2022 compared to 2021.

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions, and discretionary share repurchases. During 2023, we generated cash from operations of $427.0 million. As of December 31, 2023, we had $523.1 million of cash and cash equivalents. Our earliest term loan maturity is December 2024. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

We only use non-recourse debt, secured by our properties. As of the date of this report, approximately 45% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.
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

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2023, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 17 to our consolidated financial statements in Item 15 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of 2023 to 2022

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during 2023 and by the COVID-19 pandemic during 2022.

	Year Ended December 31,		Increase (Decrease) In Cash	%
	2023	2022
	(In thousands)

Net cash provided by operating activities(1)	$426,964	$496,888	$(69,924)	(14.1)%
Net cash used in investing activities(2)	$(233,590)	$(560,953)	$327,363	58.4%
Cash provided by (used in) financing activities(3)	$60,871	$(3,003)	$63,874	(2,127.0)%

___________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $69.9 million was primarily due to: (i) higher interest expense, (ii) cash used to fund working capital, (iii) an increase in general and administrative cash expenses, and (iv) a decrease in NOI from our office portfolio, partly offset by higher interest income and an increase in NOI from our multifamily portfolio.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $327.4 million was primarily due to $330.5 million for a property acquisition during 2022 and a decrease in capital expenditures for developments of $34.3 million, partly offset by an increase in capital expenditures for improvements to real estate of $26.8 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $63.9 million was primarily due to: (i) an increase in net borrowings of $175.0 million, (ii) a decrease in dividends paid to common stockholders of $66.9 million, and (iii) lower distributions paid to noncontrolling interests of $18.4 million, partly offset by cash paid to repurchase common stock of $109.2 million and a decrease in contributions from noncontrolling interests in our consolidated JVs of $80.9 million.

Comparison of 2022 to 2021

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 17, 2023 for a comparison of our cash flows for 2022 compared to 2021.

Critical Accounting Policies and Estimates

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

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

We account for property acquisitions as asset acquisitions. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases, and if applicable (v) assumed debt, based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an "as-if-vacant" basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above and below-market ground and tenant leases are recorded as an asset or liability based upon the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the leases. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates.

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

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental revenues and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets during 2023, 2022 or 2021.

Revenue Recognition - Collectibility of lease payments from office tenants

In accordance with Topic 842, if collectibility of lease payments is not probable at the commencement date, then we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. If our assessment of collectibility changes after the commencement date, we record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries. We adopted the Topic 842 complete impairment model. Under this model, we no longer maintain a general reserve related to our receivables, and instead analyze, on a lease-by-lease basis, whether amounts due under the operating lease are deemed probable for collection. We write off tenant and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we determine the lease payments are not probable for collection. If we subsequently collect amounts that were previously written off then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries in the period they are collected.

Our assessment of the collectibility of lease payments requires judgment and could have a material impact on our results of operations. This assessment involves using a methodology that requires judgment and estimates about matters that are uncertain at the time the estimates are made, including tenant specific factors, specific industry conditions, and general economic trends and conditions.

During 2022 and 2021, our results of operations were materially impacted by the COVID-19 pandemic. Charges for uncollectible amounts related to tenant receivables and deferred rent receivables reduced our rental revenues and tenant recoveries by $0.8 million, $0.6 million, and $3.0 million in 2023, 2022 and 2021, respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $4.4 million and $3.6 million in 2023 and 2022, respectively.
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

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.6 million, $2.2 million and $2.4 million during 2023, 2022 and 2021, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions.

Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low, it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation would result in our net income being overstated or understated, respectively. Stock-based compensation expense was $19.8 million, $21.0 million and $20.9 million for 2023, 2022 and 2021, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.0 million, $1.1 million and $1.0 million during 2023, 2022 and 2021, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of December 31, 2023, the interest rates for 69% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 15% were capped with interest rate caps. Our use of interest rate swaps and caps exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. As of December 31, 2023, the maximum amount the interest expense on our capped-rate borrowings could increase is $14.3 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO.

Unhedged Floating-Rate Borrowings

As of December 31, 2023, the interest rates for 16% of our consolidated borrowings were floating. As of December 31, 2023, the interest expense for our floating-rate borrowings that are not hedged would increase by $9.3 million per year for every one hundred basis point increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO.

See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and our future swap and cap expirations. See Note 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our swaps and caps.

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

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2023, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-4, respectively, and are incorporated herein by reference.

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2023:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	4,734	(2)	$—	(3)	16,542
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2023.
(2)    Consists of 2.7 million vested and 2.0 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services

Our Independent Registered Public Accounting Firm is Ernst & Young LLP, Los Angeles California, PCAOB Firm ID: 42. The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	59
Signatures	61
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 4
Consolidated Balance Sheets	F- 5
Consolidated Statements of Operations	F- 6
Consolidated Statements of Comprehensive Income (Loss)	F- 7
Consolidated Statements of Equity	F- 8
Consolidated Statements of Cash Flows	F- 10
Notes to Consolidated Financial Statements	F- 11
Overview	F- 11
Summary of Significant Accounting Policies	F- 12
Investment in Real Estate	F- 19
Ground Lease	F- 20
Acquired Lease Intangibles	F- 21
Investments in Unconsolidated Fund	F- 22
Other Assets	F- 23
Secured Notes Payable, Net	F- 24
Interest Payable, Accounts Payable and Deferred Revenue	F- 26
Derivative Contracts	F- 26
Equity	F- 28
EPS	F- 30
Stock-Based Compensation	F- 31
Fair Value of Financial Instruments	F- 33
Segment Reporting	F- 35
Future Minimum Lease Receipts	F- 36
Commitments, Contingencies and Guarantees	F- 36
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 39

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Exhibits

(a)(3) exhibits

Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(5)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(6)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(5)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(7)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(8)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(9)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(10)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan LTIP Unit Award Agreement. +*
10.7	Employment agreement dated January 1, 2024 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan Kaplan. +	(11)
10.8	Employment agreement dated January 1, 2024 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(11)
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
97.1	Douglas Emmett, Inc. Policy for Recovery of Erroneously Awarded Compensation. *
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(2)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(4)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)

Exhibits (continued)

(5)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(6)	Filed with Form 10-K on February 18, 2022 and incorporated herein by this reference. (File number 001-33106)
(7)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Definitive Proxy Statement on April 14, 2023 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 8-K on January 3, 2024 and incorporated herein by this reference. (File number 001-33106)
(12)	In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 16, 2024		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 16, 2024.

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

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $8.7 billion as of December 31, 2023. As discussed in Note 2 to the consolidated financial statements, on a periodic basis and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, the Company assesses whether there has been an impairment in the carrying value of its properties. When indicators of impairment are present for a property, management calculates the future undiscounted cash flows expected to be generated by the property and compares it to the property’s carrying value to determine whether an impairment occurred. Based on its assessment, management concluded that no impairments occurred for the year ended December 31, 2023.
The Company’s evaluation of impairment indicators was based on qualitative and quantitative factors including consideration of significant decreases in the market prices of long-lived assets and the impact of current economic trends. Auditing the Company's impairment assessment for real estate assets was challenging because of the high degree of auditor judgment necessary to evaluate management’s identification of indicators of potential impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments and consideration of contrary evidence. For example, we compared significant assumptions to historical operating results and market data, and considered the potential impact of debt maturities and lease expirations on management’s ability to hold the properties over the expected term.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1995.
Los Angeles, California
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Douglas Emmett, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 16, 2024

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Investment in real estate, gross	$12,405,814	$12,292,973
Less: accumulated depreciation and amortization	(3,652,630)	(3,299,365)
Investment in real estate, net	8,753,184	8,993,608
Ground lease right-of-use asset	7,447	7,455
Cash and cash equivalents	523,082	268,837
Tenant receivables	6,096	6,879
Deferred rent receivables	115,321	114,980
Acquired lease intangible assets, net	2,971	3,536
Interest rate contract assets	170,880	270,234
Investment in unconsolidated Fund	15,977	47,976
Other assets	49,260	33,941
Total Assets	$9,644,218	$9,747,446

Liabilities
Secured notes payable, net	$5,543,171	$5,191,893
Ground lease liability	10,836	10,848
Interest payable, accounts payable and deferred revenue	131,237	140,925
Security deposits	61,958	61,429
Acquired lease intangible liabilities, net	19,838	31,364
Interest rate contract liabilities	—	1,790
Dividends payable	31,781	33,414
Total Liabilities	5,798,821	5,471,663

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,206,267 and 175,809,682 outstanding at December 31, 2023 and December 31, 2022, respectively	1,672	1,758
Additional paid-in capital	3,392,955	3,493,307
Accumulated other comprehensive income	115,917	187,063
Accumulated deficit	(1,290,682)	(1,119,714)
Total Douglas Emmett, Inc. stockholders' equity	2,219,862	2,562,414
Noncontrolling interests	1,625,535	1,713,369
Total Equity	3,845,397	4,275,783
Total Liabilities and Equity	$9,644,218	$9,747,446

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Office rental
Rental revenues and tenant recoveries	$714,742	$724,131	$704,946
Parking and other income	115,203	100,442	81,924
Total office revenues	829,945	824,573	786,870

Multifamily rental
Rental revenues	174,296	152,314	116,095
Parking and other income	16,247	16,765	15,432
Total multifamily revenues	190,543	169,079	131,527

Total revenues	1,020,488	993,652	918,397

Operating Expenses
Office expenses	294,310	284,522	265,376
Multifamily expenses	67,323	49,299	38,025
General and administrative expenses	49,236	45,405	42,554
Depreciation and amortization	459,949	372,798	371,289
Total operating expenses	870,818	752,024	717,244

Other income	19,633	4,587	2,465
Other expenses	(1,032)	(714)	(937)
(Loss) income from unconsolidated Fund	(34,643)	1,224	946
Interest expense	(209,468)	(150,185)	(147,496)
Net (loss) income	(75,840)	96,540	56,131
Net loss attributable to noncontrolling interests	33,134	605	9,136
Net (loss) income attributable to common stockholders	$(42,706)	$97,145	$65,267

Net (loss) income per common share – basic and diluted	$(0.26)	$0.55	$0.37

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(75,840)	$96,540	$56,131
Other comprehensive (loss) income: cash flow hedges	(100,031)	325,548	158,923
Comprehensive (loss) income	(175,871)	422,088	215,054
Comprehensive loss (income) attributable to noncontrolling interests	62,019	(99,106)	(40,526)
Comprehensive (loss) income attributable to common stockholders	$(113,852)	$322,982	$174,528

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2023	2022	2021

Shares of Common Stock	Beginning balance	175,810	175,529	175,464
	Exchange of OP Units for common stock	468	281	65
	Repurchases of common stock	(9,072)	—	—
	Ending balance	167,206	175,810	175,529

Common Stock	Beginning balance	$1,758	$1,755	$1,755
	Exchange of OP Units for common stock	5	3	—
	Repurchases of common stock	(91)	—	—
	Ending balance	$1,672	$1,758	$1,755

Additional Paid-in Capital	Beginning balance	$3,493,307	$3,488,886	$3,487,887
	Exchange of OP Units for common stock	7,736	4,597	1,056
	Repurchases of OP Units with cash	1,054	(176)	(57)
	Repurchases of common stock	(109,142)	—	—
	Ending balance	$3,392,955	$3,493,307	$3,488,886

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$187,063	$(38,774)	$(148,035)
	Cash flow hedge adjustments	(71,146)	225,837	109,261
	Ending balance	$115,917	$187,063	$(38,774)

Accumulated Deficit	Beginning balance	$(1,119,714)	$(1,035,798)	$(904,516)
	Net (loss) income attributable to common stockholders	(42,706)	97,145	65,267
	Dividends	(128,262)	(181,061)	(196,549)
	Ending balance	$(1,290,682)	$(1,119,714)	$(1,035,798)

Noncontrolling Interests	Beginning balance	$1,713,369	$1,570,484	$1,558,928
	Net loss	(33,134)	(605)	(9,136)
	Cash flow hedge adjustments	(28,885)	99,711	49,662
	Contributions	125	81,000	—
	Distributions	(40,589)	(58,969)	(54,919)
	Exchange of OP Units for common stock	(7,741)	(4,600)	(1,056)
	Repurchases of OP Units with cash	(3,460)	(161)	(65)
	Stock-based compensation	25,850	26,509	27,070
	Ending balance	$1,625,535	$1,713,369	$1,570,484

Statement continues on the following page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2023	2022	2021

Total Equity	Beginning balance	$4,275,783	$3,986,553	$3,996,019
	Net (loss) income	(75,840)	96,540	56,131
	Cash flow hedge adjustments	(100,031)	325,548	158,923
	Repurchases of OP Units with cash	(2,406)	(337)	(122)
	Repurchases of common stock	(109,233)	—	—
	Contributions	125	81,000	—
	Dividends	(128,262)	(181,061)	(196,549)
	Distributions	(40,589)	(58,969)	(54,919)
	Stock-based compensation	25,850	26,509	27,070
	Ending balance	$3,845,397	$4,275,783	$3,986,553

	Dividends declared per common share	$0.76	$1.03	$1.12

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(75,840)	$96,540	$56,131
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from unconsolidated Fund	34,643	(1,224)	(946)
Depreciation and amortization	459,949	372,798	371,289
Net accretion of acquired lease intangibles	(10,961)	(11,255)	(9,541)
Straight-line rent	(342)	169	1,051
Loan premium amortized and written off	(460)	(460)	(460)
Deferred loan costs amortized and written off	8,858	7,943	10,902
Amortization of stock-based compensation	19,834	21,025	20,887
Operating distributions from unconsolidated Fund	1,288	1,224	943
Purchase of interest rate caps	(1,622)	—	—
Change in working capital components:
Tenant receivables	783	6,248	5,099
Interest payable, accounts payable and deferred revenue	6,248	(1,399)	(2,842)
Security deposits	529	4,832	(962)
Other assets	(15,943)	447	(4,600)
Net cash provided by operating activities	426,964	496,888	446,951

Investing Activities
Capital expenditures for improvements to real estate	(189,157)	(162,364)	(108,499)
Capital expenditures for developments	(41,480)	(75,754)	(184,592)
Insurance recoveries for damage to real estate	2,181	5,716	3,041
Property acquisition	—	(330,470)	—
Acquisition of additional interest in unconsolidated Fund	(5,214)	—	—
Capital distributions from unconsolidated Fund	80	1,919	1,342
Net cash used in investing activities	(233,590)	(560,953)	(288,708)

Financing Activities
Proceeds from borrowings	505,000	245,000	1,345,000
Repayment of borrowings	(155,862)	(70,823)	(1,075,787)
Loan cost payments	(6,269)	(2,032)	(12,397)
Purchase of interest rate caps	—	(481)	—
Proceeds from sale of interest rate cap	—	444	—
Contributions from noncontrolling interests in consolidated JVs	125	81,000	—
Distributions paid to noncontrolling interests	(40,589)	(58,969)	(54,919)
Dividends paid to common stockholders	(129,895)	(196,805)	(196,529)
Repurchases of OP Units	(2,406)	(337)	(122)
Repurchases of common stock	(109,233)	—	—
Net cash provided by (used in) financing activities	60,871	(3,003)	5,246

Increase (decrease) in cash and cash equivalents and restricted cash	254,245	(67,068)	163,489
Cash and cash equivalents and restricted cash - beginning balance	268,938	336,006	172,517
Cash and cash equivalents and restricted cash - ending balance	$523,183	$268,938	$336,006

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2023	2022	2021

Cash and cash equivalents	$523,082	$268,837	$335,905
Restricted cash (included in Other assets on our consolidated balance sheets)	101	101	101
Cash and cash equivalents and restricted cash	$523,183	$268,938	$336,006

Supplemental Cash Flows Information

	Year Ended December 31,
	2023	2022	2021

Cash paid for interest, net of capitalized interest	$195,952	$141,427	$136,999
Capitalized interest paid	$1,474	$9,101	$8,814

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$16,540	$33,783	$38,101
Capitalized stock-based compensation for improvements to real estate and developments	$6,016	$5,479	$6,183
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$102,114	$100,050	$157,325
Removal of fully amortized acquired lease intangible assets	$427	$1,438	$442
Removal of fully accreted acquired lease intangible liabilities	$16,843	$11,900	$23,725

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$45,364	$326,396	$82,876
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$585	$3,780	$569
Dividends declared	$128,262	$181,061	$196,549
Exchange of OP Units for common stock	$7,741	$4,600	$1,056

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

At December 31, 2023, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 4,576 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at December 31, 2023, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2023, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.76 billion and $3.41 billion, as of December 31, 2023 and December 31, 2022, respectively. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2023, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.83 billion (of which $3.47 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.88 billion (of which $1.81 billion related to debt).

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

Investment in Real Estate

Acquisitions and Initial Consolidation of VIEs

Acquisitions of properties generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We include the acquired properties' results of operations in our results of operations from the respective acquisition date. We allocate the purchase price for asset acquisitions, which includes the capitalized transaction costs, and for the properties upon the initial consolidation of VIEs not determined to be a business, on a relative fair value basis to: (i) land, (ii) buildings and improvements, (iii) tenant improvements and identifiable intangible assets such as in-place at-market leases, (iv) acquired above- and below-market ground and tenant leases (including for renewal options), and if applicable (v) assumed debt and (vi) assumed interest rate swaps. The fair values are based upon comparable sales for land, and the income approach using our estimates of expected future cash flows and other valuation techniques, which include but are not limited to, our estimates of rental rates, revenue growth rates, capitalization rates and discount rates, for other assets and liabilities. We estimate the relative fair values of the tangible assets on an "as-if-vacant" basis. The estimated relative fair value of acquired in-place at-market leases are the estimated costs to lease the property to the occupancy level at the date of acquisition, including the fair value of leasing commissions and legal costs. We evaluate the time period over which we expect such occupancy level to be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period. Above- and below-market ground and tenant leases are recorded as an asset or liability based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid or received pursuant to the in-place ground or tenant leases, respectively, and our estimate of the fair market rental rates for the corresponding in-place leases, over the remaining non-cancelable term of the lease. Assumed debt is recorded at fair value based upon the present value of the expected future payments and current interest rates. See Note 3 for our property acquisition disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Real Estate Held for Sale

Properties are classified as held for sale on our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2023 and 2022, we did not have any properties held for sale.

Dispositions

Recognition of gains or losses from sales of investments in real estate requires that we meet certain revenue recognition criteria and transfer control of the real estate to the buyer. The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it. We did not sell any properties during 2023, 2022 and 2021.

Cost Capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, on our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2023, 2022 and 2021, we capitalized $38.0 million, $59.7 million and $185.4 million of costs related to our developments, respectively, which included $1.5 million, $9.1 million and $8.8 million of capitalized interest, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Investment in Unconsolidated Fund
As of December 31, 2023 and 2022, we managed and owned an equity interest in one unconsolidated Fund. See Note 6. We account for our investment in our unconsolidated Fund using the equity method because we have significant influence but not control over the Fund. Under the equity method, we initially recorded our investment in our Fund at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjust the investment balance for: (i) our share of the Fund's net income or losses, (ii) our share of the Fund's other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund. If we sell our interest in the Fund, or if the Fund qualifies for consolidation, we would remove our investment in our unconsolidated Fund from our consolidated balance sheets.
Our investment in our unconsolidated Fund is included in Investment in unconsolidated Fund on the consolidated balance sheets. Our share of our Fund's accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) on our consolidated balance sheets. As of December 31, 2023 and 2022, the total investment basis difference included in our investment balance in our unconsolidated Fund was $4.1 million and $27.8 million, respectively. Our share of the net income or losses from our Fund is included in Income (Loss) from unconsolidated Fund in our consolidated statements of operations.

We periodically assess whether there has been any impairment that is other than temporary in our investment in our unconsolidated Fund. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Based upon such periodic assessments, we recorded an impairment charge of $36.2 million during 2023, and no impairment charges occurred during 2022 or 2021. The impairment charge we recorded during 2023 is included in Income (loss) from unconsolidated Fund on our consolidated statement of operations.

Impairment of Long-Lived Assets
We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is not recoverable. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2023, 2022 or 2021.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Revenue Recognition

Rental Revenues and Tenant Recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Parking revenues are included in office Parking and other income on our consolidated statements of operations. See "Office parking revenues" disclosure further below. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, in accordance with our policy, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred. Tenant recoveries were $61.6 million, $58.2 million and $56.5 million in 2023, 2022 and 2021, respectively.

Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement.

Lease Terminations

Lease termination fees, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $5.2 million, $1.3 million and $1.2 million during 2023, 2022 and 2021, respectively.

Tenant Improvements

Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $5.8 million, $4.8 million and $5.8 million during 2023, 2022 and 2021, respectively.

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

Charges for uncollectible tenant receivables and deferred rent receivables reduced our office revenues by $0.8 million, $0.6 million, and $3.0 million in 2023, 2022, and 2021 respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $4.4 million and $3.6 million in 2023 and 2022, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Parking and Other Income

Office Parking Revenues

Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $92.2 million, $84.9 million and $69.0 million in 2023, 2022 and 2021, respectively, and are included in office Parking and other income on our consolidated statements of operations. Office parking receivables were $0.8 million and $0.9 million as of December 31, 2023 and 2022, respectively, and are included in Tenant receivables on our consolidated balance sheets.

Ground Lease Revenues

We own two parcels of land from which we receive rent under ground leases. We account for our ground lease revenues as operating leases in accordance with Topic 842. Ground lease revenues were $7.9 million, $2.1 million and $0.3 million in 2023, 2022 and 2021, respectively, and are included in office Parking and other income on our consolidated statements of operations.

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceed any losses recognized from that damage are recorded as Other income on our consolidated statements of operations when payment has been received or confirmation of the amount of proceeds has been received.

In January 2020, there was a fire in one of our residential property buildings. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies to cover these kinds of losses. We recorded $1.3 million, $3.9 million, and $4.8 million of business interruption revenues during 2023, 2022 and 2021, respectively, which is included in Multifamily rental - Parking and other income on our consolidated statements of operations.

Interest Income

Interest income from our short-term money market fund investments is recognized on an accrual basis. Interest income is included in Other income on our consolidated statements of operations.

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

Loan Costs

Loan costs incurred directly with the issuance of secured notes payable are deferred and amortized to interest expense over the respective loan or credit facility term. Any unamortized amounts are written off upon early repayment of the secured notes payable, and the related cost and accumulated amortization are removed from our consolidated balance sheets.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred loan costs are presented on the consolidated balance sheets as a deduction from the carrying amount of our secured notes payable. All loan costs expensed and deferred loan costs amortized are included in interest expense in our consolidated statements of operations. See Note 8 for our loan cost disclosures.

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

When entering into derivative agreements, we generally elect to designate them as cash flow hedges for accounting purposes. Changes in fair value of hedging instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (AOCI), which is a component of equity outside of earnings. For our Fund's hedging instruments designated as cash flow hedges, we record our share of the changes in fair value of the hedging instrument in AOCI. Amounts recorded in AOCI related to our designated hedges are reclassified to Interest expense as interest payments are made on the hedged floating rate debt. Amounts reported in AOCI related to our Fund's hedges are reclassified to Income (loss) from unconsolidated Fund, as interest payments are made by our Fund on its hedged floating rate debt.
Our derivatives are included in Interest rate contract assets and Interest rate contract liabilities on our consolidated balance sheets at fair value, on a gross basis, excluding accrued interest. The accrued interest is included in Interest Payable, accounts payable and deferred revenue on our consolidated balance sheets. Our share of the fair value of our Fund's derivatives is included in Investment in unconsolidated Fund on our consolidated balance sheets. See Note 10 for our derivative disclosures.

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

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. Our TRS did not have significant tax provision or deferred income tax items for 2023, 2022 or 2021. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Other than the ASU discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

ASUs Not Yet Adopted

Adoption of ASU 2023-07 (Topic 280 - "Segment Reporting")

In November 2023, the FASB issued ASU No. 2023-07, which provides guidance on improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The requirements in the ASU should be applied on a retrospective basis. We expect to adopt the ASU for our fiscal year ending December 31, 2024, and we expect to provide additional segment disclosures in our reporting to meet the requirements of the ASU.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2023	December 31, 2022

Land(1)	$1,185,977	$1,185,977
Buildings and improvements(1)	10,142,410	10,055,499
Tenant improvements and lease intangibles	1,020,988	981,460
Property under development(1)	56,439	70,037
Investment in real estate, gross	$12,405,814	$12,292,973
__________________________________________________________________________________
(1) During 2023, Property under development balances transferred to Building and improvements for real estate placed into service were $51.6 million. During 2022, Property under development balances transferred to Land and Building and improvements for real estate placed into service were $13.1 million and $360.4 million, respectively.

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

Property to be Removed from Service

During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. In connection with the removal of the property from the rental market, we accelerated and recorded additional depreciation expense of $82.1 million during 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at that time.

As of December 31, 2023, the ground lease right-of-use asset carrying value was $7.4 million, and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $733 thousand during 2023, 2022 and 2021.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2023:

Year ending December 31:	(In thousands)

2024	$733
2025	733
2026	733
2027	733
2028	733
Thereafter	42,513
Total future minimum lease payments	$46,178

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2023	December 31, 2022

Above-market tenant leases	$4,541	$4,968
Above-market tenant leases - accumulated amortization	(2,430)	(2,309)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(292)	(275)
Acquired lease intangible assets, net	$2,971	$3,536

Below-market tenant leases	$48,008	$64,851
Below-market tenant leases - accumulated accretion	(28,170)	(33,487)
Acquired lease intangible liabilities, net	$19,838	$31,364

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$10,978	$11,272	$9,558
Amortization of an above-market ground lease asset(2)	(17)	(17)	(17)
Total	$10,961	$11,255	$9,541
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2023.

Year ending December 31:	Net increase to revenues

(In thousands)
2024	$7,914
2025	5,359
2026	2,574
2027	1,323
2028	769
Thereafter	(1,072)
Total	$16,867

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investment in Unconsolidated Fund

Description of our Fund

As of December 31, 2023, we managed and owned an equity interest of 53.8% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. During 2021, 2022 and 2023, we owned an interest of approximately 33.5% in Partnership X. On December 31, 2023, we purchased an additional 20.2% equity interest in the Fund.

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

	Year Ended December 31,
(In thousands)	2023	2022	2021

Operating distributions received	$1,288	$1,224	$943
Capital distributions received	80	1,919	1,342
Total distributions received	$1,368	$3,143	$2,285

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X. The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	December 31, 2023	December 31, 2022

Total assets	$146,945	$147,853
Total liabilities	$118,822	$119,038
Total equity	$28,123	$28,815

	Year Ended December 31,
(In thousands)	2023	2022	2021

Total revenues	$19,879	$18,561	$17,185
Operating income	$6,224	$5,722	$4,921
Net income	$4,190	$3,158	$2,333

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Other Assets

(In thousands)	December 31, 2023	December 31, 2022

Restricted cash	$101	$101
Prepaid expenses	20,594	19,871
Indefinite-lived intangibles	1,988	1,988
Deposit with lender(1)	13,440	—
Furniture, fixtures and equipment, net	7,014	7,144
Other	6,123	4,837
Total other assets	$49,260	$33,941
_______________________________________________________________________
(1) In connection with the Barrington Plaza loan, Barrington Plaza Apartments have been removed from the rental market. See Note 3, "Property to be removed from service". The lender required a $13.3 million cash deposit, which we placed in an interest-bearing collateral account during the third quarter of 2023. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. See Note 8 for our debt disclosures.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of December 31, 2023	Principal Balance as of December 31, 2022	Variable Interest Rate(2)	Fixed Interest Rate(3)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Term loan(4)(5)	3/3/2025	$335,000	$335,000	SOFR + 1.41%	N/A	N/A
Fannie Mae loan(4)(5)	4/1/2025	102,400	102,400	SOFR + 1.36%	N/A	N/A
Term loan(4)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(4)	9/19/2026	400,000	400,000	SOFR + 1.25%	2.44%	9/1/2024
Term loan(4)	9/26/2026	200,000	200,000	SOFR + 1.30%	2.36%	10/1/2024
Term loan(4)	11/1/2026	400,000	400,000	SOFR + 1.25%	2.31%	10/1/2024
Fannie Mae loan(4)(6)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(4)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(4)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(4)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(4)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(4)(7)	8/1/2033	350,000	—	SOFR + 1.37%	N/A	N/A
Term loan(8)	6/1/2038	27,640	28,502	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,760,040	3,410,902

Consolidated JVs
Term loan(4)(9)	12/19/2024	400,000	400,000	SOFR + 1.40%	N/A	N/A
Term loan(4)	5/15/2027	450,000	450,000	SOFR + 1.45%	2.26%	4/1/2025
Term loan(4)	8/19/2028	625,000	625,000	SOFR + 1.45%	2.12%	6/1/2025
Term loan(4)(10)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(4)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Total Consolidated Debt(11)		5,570,040	5,220,902
Unamortized loan premium, net(12)		3,087	3,547
Unamortized deferred loan costs, net(13)		(29,956)	(32,556)
Total Consolidated Debt, net		$5,543,171	$5,191,893
_____________________________________________________
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
(2)LIBOR loans converted to SOFR during 2023 include a small SOFR adjustment to calculate the interest payable to the lender, which are included in the spreads. The SOFR conversion did not change the swap-fixed interest rates for our swap-fixed loans.
(3)Effective rate as of December 31, 2023. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and premiums.
(4)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(5)The swaps expired on March 1, 2023.
(6)The loan is secured by four residential properties. A portion of the loan totaling $472.0 million has a lender-required out-of-the-money interest rate cap at a weighted average of 8.99% until July 2026. Barrington Plaza Apartments have been removed from the rental market. See Note 3, "Property to be removed from service." For the portion of the loan relating to Barrington Plaza, the lender is treating the debt as a construction loan. They required a $13.3 million cash deposit, which we placed in an interest-bearing collateral account during the third quarter of 2023, and we signed a construction completion guarantee in January 2024. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. The deposit is included in Other assets in our balance sheet. See Note 7.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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
(9)The swaps expired on January 1, 2023.
(10)During the fourth quarter of 2023, we entered into a guarantee for this loan which guarantees the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See Note 17.
(11)The table does not include our unconsolidated Fund's loan - see Note 17. See Note 14 for our fair value disclosures.
(12)Balances are net of accumulated amortization of $4.1 million and $3.7 million at December 31, 2023 and December 31, 2022, respectively.
(13)Balances are net of accumulated amortization of $56.0 million and $54.1 million at December 31, 2023 and December 31, 2022, respectively.

Debt Statistics
The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2023	Principal Balance as of December 31, 2022

Aggregate swapped to fixed rate loans	$3,805,000	$4,642,400
Aggregate fixed rate loans	27,640	28,502
Aggregate capped rate loans	822,000	—
Aggregate floating rate loans	915,400	550,000
Total Debt	$5,570,040	$5,220,902

The table below summarizes certain consolidated debt statistics as of December 31, 2023:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.83
Weighted average remaining life (including extension options)	4.0 years
Weighted average remaining fixed interest period	1.9 years
Weighted average annual interest rate	2.65%

Future Principal Payments
At December 31, 2023, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2024	$400,902
2025	438,343
2026	1,415,987
2027	1,001,033
2028	926,081
Thereafter	1,387,694
Total future principal payments	$5,570,040
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Loan premium amortized and written off	$(460)	$(460)	$(460)
Deferred loan costs amortized and written off	8,858	7,943	10,902
Loan costs expensed	210	117	408
Total	$8,608	$7,600	$10,850

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2023	December 31, 2022

Interest payable	$18,647	$13,529
Accounts payable and accrued liabilities	61,767	80,244
Deferred revenue	50,823	47,152
Total interest payable, accounts payable and deferred revenue	$131,237	$140,925

10. Derivative Contracts

Derivative Summary

The table below summarizes our derivative contracts as of December 31, 2023:

	Number of Interest Rate Swaps	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	24	$3,805,000
Consolidated derivatives - caps(2)(3)(4)	5	$822,000
Unconsolidated Fund's derivatives - swaps(2)(3)(5)	2	$115,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(6)	—	$—
___________________________________________________
(1)The notional amount includes 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 8 for more information about our hedged consolidated debt.
(2)Our derivative contracts do not provide for right of offset between derivative contracts.
(3)See Note 14 for our derivative fair value disclosures.
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

(In thousands)	December 31, 2023	December 31, 2022

Consolidated derivatives(1)	$184,700	$281,982
Unconsolidated Fund's derivatives(2)	$9,643	$12,863
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$45,364	$326,396	$82,876
(Gains) losses reclassified from AOCI to Interest Expense(1)	$(144,318)	$(4,287)	$75,358
Interest expense presented on the consolidated statements of operations	$(209,468)	$(150,185)	$(147,496)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$585	$3,780	$569
(Gains) losses reclassified from AOCI to Income (loss) from unconsolidated Fund(1)	$(1,662)	$(341)	$120
(Loss) income from unconsolidated Fund presented on the consolidated statements of operations	$(34,643)	$1,224	$946
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense(3)	$—	$38	$—
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Future Reclassifications from AOCI

At December 31, 2023, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$120,101
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to Income (loss) from unconsolidated Fund	$1,505
______________________________________________
(1) We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

11. Equity

Transactions

During 2023:
•We repurchased 9.1 million shares of our common stock for $109.1 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $12.03 per share.
•We acquired 468 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 209 thousand OP Units for $2.4 million in cash.
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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of December 31, 2023, noncontrolling interests in our Operating Partnership owned 33.8 million OP Units and fully-vested LTIP Units, which represented approximately 16.8% of our Operating Partnership's total outstanding interests, and we owned 167.2 million OP Units (to match our 167.2 million shares of outstanding common stock), which represented approximately 83.2% of our Operating Partnership's total outstanding interests.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net (loss) income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Net (loss) income attributable to common stockholders	$(42,706)	$97,145	$65,267

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	7,741	4,600	1,056
Repurchases of OP Units from noncontrolling interests	1,054	(176)	(57)
Net transfers from noncontrolling interests	8,795	4,424	999

Change from net (loss) income attributable to common stockholders and transfers from noncontrolling interests	$(33,911)	$101,569	$66,266

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Accumulated Other Comprehensive Income (Loss) - Beginning balance	$187,063	$(38,774)	$(148,035)
Consolidated derivatives:
Other comprehensive income before reclassifications	45,364	326,396	82,876
Reclassification of (gains) losses from AOCI to Interest Expense	(144,318)	(4,287)	75,358
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	585	3,780	569
Reclassification of (gains) losses from AOCI to Income (loss) from unconsolidated Fund	(1,662)	(341)	120
Net current period OCI	(100,031)	325,548	158,923
OCI attributable to noncontrolling interests	28,885	(99,711)	(49,662)
OCI attributable to common stockholders	(71,146)	225,837	109,261

Accumulated Other Comprehensive Income (Loss) - Ending balance	$115,917	$187,063	$(38,774)
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2023 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/30/2022	1/18/2023	$0.19	20.0%	—%	80.0%	20.0%
3/31/2023	4/14/2023	0.19	20.0%	—%	80.0%	20.0%
6/30/2023	7/18/2023	0.19	20.0%	—%	80.0%	20.0%
9/29/2023	10/17/2023	0.19	20.0%	—%	80.0%	20.0%
Total / Weighted Average		$0.76	20.0%	—%	80.0%	20.0%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(42,706)	$97,145	$65,267
Allocation to participating securities: Unvested LTIP Units	(1,191)	(912)	(876)
Net (loss) income attributable to common stockholders - basic and diluted	$(43,897)	$96,233	$64,391

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	169,597	175,756	175,478

Net (loss) income per common share - basic and diluted	$(0.26)	$0.55	$0.37
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

	Year Ended December 31,
(In thousands)	2023	2022	2021

OP Units	30,931	29,756	28,643
Vested LTIP Units	1,585	1,120	1,439

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plan

Plan description

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 24, 2023, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 19.0 million. We had an aggregate of 16.5 million shares available for grant as of December 31, 2023. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 2.2 million, 2.2 million, and 1.1 million LTIP Units to employees during 2023, 2022 and 2021, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. In aggregate, we granted 146 thousand, 134 thousand, and 52 thousand LTIP Units to our non-employee directors during 2023, 2022 and 2021, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

See Note 2 regarding our accounting policy for stock based compensation. At December 31, 2023, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.0 million, which will be recognized over a weighted-average term of 2 years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Stock-based compensation expense, net	$19,834	$21,025	$20,887
Capitalized stock-based compensation	$6,016	$5,479	$6,183

Stock-Based Award Activity

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2020	984	$25.71
Granted	1,121	$24.64	$27,631
Vested	(1,073)	$25.05	$26,871
Forfeited	(17)	$28.69	$501
Outstanding at December 31, 2021	1,015	$25.17
Granted	2,310	$11.69	$26,987
Vested	(1,705)	$15.72	$26,794
Forfeited	(20)	$29.20	$587
Outstanding at December 31, 2022	1,600	$15.73
Granted	2,384	$10.89	$25,959
Vested	(1,970)	$12.97	$25,555
Forfeited	(17)	$18.70	$327
Outstanding at December 31, 2023	1,997	$12.64

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

As of December 31, 2023, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2023	December 31, 2022

Fair value	$5,484,032	$5,115,548
Carrying value	$5,573,127	$5,224,449

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

(In thousands)	December 31, 2023	December 31, 2022

Fair value	$4,496	$4,466
Carrying value	$10,836	$10,848

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Financial instruments measured at fair value on a recurring basis

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

(In thousands)	December 31, 2023	December 31, 2022
Derivative Assets:
Fair value - consolidated derivatives(1)	$170,880	$270,234
Fair value - unconsolidated Fund's derivatives(2)	$9,150	$12,426

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$—	$1,790
Fair value - unconsolidated Fund's derivatives(2)	$—	$—
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

Items measured at fair value on a non-recurring basis

Equity method investment

As of December 31, 2023 and 2022, we managed and owned an equity interest in one unconsolidated Fund. See Note 6. We account for our investment in our unconsolidated Fund using the equity method. See Note 2. Our investment in our unconsolidated Fund is presented on the consolidated balance sheet at carrying value. On December 31, 2023, we recorded an impairment charge of $36.2 million, which reduced the carrying value of our investment in our unconsolidated Fund to it's fair value of $10.8 million. No impairment charges occurred during 2022 or 2021. The estimated fair value of our investment in the unconsolidated Fund, used to calculate the impairment charge, was calculated using level 3 inputs for the Fund's investment in real estate. The fair value of the Fund's investment in real estate was based upon the negotiated purchase price for our purchase of an additional 20.2% equity interest in the Fund on December 31, 2023. As of December 31, 2023, the carrying value presented on our consolidated balance sheet of $16.0 million includes the acquisition of our additional interest.

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

The table below presents the operating activity of our reportable segments:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Office Segment
Total office revenues	$829,945	$824,573	$786,870
Office expenses	(294,310)	(284,522)	(265,376)
Office segment profit	535,635	540,051	521,494

Multifamily Segment
Total multifamily revenues	190,543	169,079	131,527
Multifamily expenses	(67,323)	(49,299)	(38,025)
Multifamily segment profit	123,220	119,780	93,502

Total profit from all segments	$658,855	$659,831	$614,996

The table below presents a reconciliation of the total profit from all segments to net (loss) income attributable to common stockholders:

(In thousands)	Year Ended December 31,
	2023	2022	2021

Total profit from all segments	$658,855	$659,831	$614,996
General and administrative expenses	(49,236)	(45,405)	(42,554)
Depreciation and amortization	(459,949)	(372,798)	(371,289)
Other income	19,633	4,587	2,465
Other expenses	(1,032)	(714)	(937)
(Loss) Income from unconsolidated Fund	(34,643)	1,224	946
Interest expense	(209,468)	(150,185)	(147,496)
Net (loss) income	(75,840)	96,540	56,131
Net loss attributable to noncontrolling interests	33,134	605	9,136
Net (loss) income attributable to common stockholders	$(42,706)	$97,145	$65,267

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2023:

Year ending December 31:	(In thousands)

2024	$603,197
2025	496,486
2026	396,251
2027	309,999
2028	225,451
Thereafter	700,681
Total future minimum base rentals(1)	$2,732,065
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During 2023, 2022 and 2021, no tenant accounted for more than 10% of our total revenues. See our "Rental Revenues and Tenant Recoveries" accounting policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

As of December 31, 2023, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2023, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of December 31, 2023, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $17.9 million.

Other Contractual Commitments

As of December 31, 2023, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $12.7 million.

Guarantees

Loan Guarantees

We signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of December 31, 2023, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. See Note 3, "Property to be removed from service." The reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. The lender is treating the $210.0 million Barrington Plaza loan, which matures in June 2027, as a construction loan, and we signed a construction completion guarantee in January 2024. The guarantee will remain in effect until either the construction is completed or the loan is paid in full. See Note 8 for more information regarding our debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2023, assuming that SOFR does not decrease below zero-percent, the maximum future interest payments for the swaps were $2.7 million. As of December 31, 2023, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. As of December 31, 2023, we estimate the risk of loss for the various indemnities and guarantees to be low. See Note 6 for more information regarding Partnership X.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2023
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$158,133	$27,108	$222,241	$249,349	$95,152	1968/2002/2019	1999
233 Wilshire	62,962	9,263	130,426	4,116	9,263	134,542	143,805	27,389	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	130,718	21,787	148,107	169,894	62,030	1981/2000/2020	1996
429 Santa Monica	33,691	4,949	72,534	4,163	4,949	76,697	81,646	15,471	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	(53,704)	8,833	51,431	60,264	28,334	1992	2004
1299 Ocean	124,699	22,748	265,198	26,151	22,748	291,349	314,097	54,361	1980/2006/2020	2017
1901 Avenue of the Stars	193,502	18,514	131,752	120,234	26,163	244,337	270,500	110,421	1968/2001	2001
2001 Wilshire	37,411	5,711	81,622	5,183	5,711	86,805	92,516	11,234	1980/2013	2008
8383 Wilshire	175,314	18,004	328,118	6,982	18,005	335,099	353,104	45,936	1971/2009	2008
8484 Wilshire	—	8,846	77,780	16,073	8,846	93,853	102,699	30,588	1972/2013	2013
9100 Wilshire	142,264	13,455	258,329	10,593	13,455	268,922	282,377	36,440	1971/2016	2008
9401 Wilshire	27,640	6,740	152,310	19,745	6,740	172,055	178,795	31,419	1971/2020	2017
9601 Wilshire	—	16,597	54,774	107,640	17,658	161,353	179,011	74,988	1962/2004	2001
9665 Wilshire	77,445	5,568	177,072	23,600	5,568	200,672	206,240	38,262	1971/2020	2017
10880 Wilshire	207,712	29,995	437,514	43,944	29,988	481,465	511,453	105,658	1970/2009/2020	2016
10960 Wilshire	209,575	45,844	429,769	33,896	45,852	463,657	509,509	111,688	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,929	6,714	44,015	50,729	20,477	1974/1998	1999
12100 Wilshire	101,203	20,164	208,755	9,848	20,164	218,603	238,767	47,662	1985	2016
12400 Wilshire	—	5,013	34,283	75,936	8,828	106,404	115,232	47,534	1985	1996
15250 Ventura	22,369	2,130	48,908	3,577	2,130	52,485	54,615	7,185	1970/2012	2008
16000 Ventura	37,971	1,936	89,531	3,760	1,936	93,291	95,227	13,017	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	13,658	6,759	66,770	73,529	21,475	1986/2012	2013
Beverly Hills Medical Center	46,180	4,955	27,766	30,727	6,435	57,013	63,448	26,513	1964/2004	2004
Bishop Square	200,000	16,273	213,793	59,004	16,273	272,797	289,070	96,436	1972/1983	2010
Brentwood Court	—	2,564	8,872	1,329	2,563	10,202	12,765	4,590	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	35,263	5,921	42,251	48,172	19,056	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	2,144	5,933	29,981	35,914	14,058	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	3,062	5,557	19,519	25,076	8,545	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	10,993	4,775	22,301	27,076	9,881	1986	2000
Bundy/Olympic	—	4,201	11,860	29,410	6,030	39,441	45,471	17,904	1991/1998	1994
Camden Medical Arts	42,276	3,102	12,221	29,313	5,298	39,338	44,636	18,025	1972/1992	1995
Carthay Campus	—	6,595	70,454	4,691	6,594	75,146	81,740	22,069	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	140,797	16,153	205,680	221,833	86,783	1972/1987/2020	1999
Century Park West	—	3,717	29,099	463	3,667	29,612	33,279	14,210	1971	2007
Columbus Center	—	2,096	10,396	11,215	2,333	21,374	23,707	9,303	1987	2001
Coral Plaza	—	4,028	15,019	18,947	5,366	32,628	37,994	15,212	1981	1998
Cornerstone Plaza	—	8,245	80,633	6,550	8,263	87,165	95,428	36,889	1986	2007
Encino Gateway	—	8,475	48,525	54,335	15,653	95,682	111,335	44,481	1974/1998	2000
Encino Plaza	—	5,293	23,125	50,097	6,165	72,350	78,515	33,521	1971/1992	2000
Encino Terrace	105,565	12,535	59,554	101,103	15,533	157,659	173,192	71,772	1986	1999
Executive Tower	—	6,660	32,045	57,802	9,471	87,036	96,507	39,919	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2023
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	6,425	12,092	87,529	99,621	23,667	1986	2015
Gateway Los Angeles	—	2,376	15,302	63,580	5,119	76,139	81,258	29,020	1987/2022	1994
Harbor Court	—	51	41,001	54,054	12,060	83,046	95,106	34,709	1994	2004
Landmark II	—	6,086	109,259	69,288	13,070	171,563	184,633	79,816	1989	1997
Lincoln/Wilshire	—	3,833	12,484	26,816	7,475	35,658	43,133	15,044	1996	2000
MB Plaza	—	4,533	22,024	34,089	7,503	53,143	60,646	24,970	1971/1996	1998
Olympic Center	52,000	5,473	22,850	34,945	8,247	55,021	63,268	25,850	1985/1996	1997
One Westwood	—	10,350	29,784	66,421	9,194	97,361	106,555	43,673	1987/2004	1999
Palisades Promenade	60,318	5,253	15,547	53,185	9,664	64,321	73,985	30,252	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	18,056	7,557	22,520	30,077	10,470	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	581	7,055	12,616	19,671	5,926	1985	2006
Santa Monica Square	48,500	5,366	18,025	21,856	6,863	38,384	45,247	17,536	1983/2004	2001
Second Street Plaza	—	4,377	15,277	35,705	7,421	47,938	55,359	22,646	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	429,060	48,328	431,765	480,093	193,263	1981/2002	1997
Studio Plaza	—	9,347	73,358	122,286	15,015	189,976	204,991	91,959	1988/2004	1995
The Tower	67,064	9,643	160,602	7,104	9,643	167,706	177,349	37,443	1988/1998	2016
The Trillium(5)	—	20,688	143,263	85,673	21,989	227,635	249,624	101,297	1988/2021	2005
Valley Executive Tower	104,000	8,446	67,672	110,841	11,737	175,222	186,959	77,859	1984	1998
Valley Office Plaza	—	5,731	24,329	49,352	8,957	70,455	79,412	33,085	1966/2002	1998
Verona	—	2,574	7,111	15,934	5,111	20,508	25,619	9,327	1991	1997
Village on Canon	61,745	5,933	11,389	50,822	13,303	54,841	68,144	24,206	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	415,784	59,418	691,623	751,041	316,269	1982-1993/2004	2002
Warner Corporate Center	34,671	11,035	65,799	2,245	11,035	68,044	79,079	10,136	1988/2015	2008
Westside Towers	141,915	8,506	79,532	80,815	14,568	154,285	168,853	69,506	1985	1998
Westwood Center	140,648	9,512	259,341	20,053	9,513	279,393	288,906	63,870	1965/2000	2016
Westwood Place	71,000	8,542	44,419	69,450	11,448	110,963	122,411	42,369	1987/2023	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	42,765	14,903	61,962	76,865	28,520	1989	1999
1221 Ocean Avenue	175,000	22,086	328,545	2,281	22,086	330,826	352,912	19,864	1971/2000	2022
Barrington Plaza(6)	210,000	28,568	81,485	146,318	58,208	198,163	256,371	172,603	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	1,374	5,720	11,426	17,146	5,242	1974	2006
Barry	11,370	6,426	8,179	912	6,426	9,091	15,517	4,291	1973	2006
Kiowa	5,470	2,605	3,263	1,029	2,605	4,292	6,897	1,882	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	127,801	35,365	274,580	309,945	77,010	1968/2004/2019	2005
The Residences at Bishop Place	110,000	—	—	180,347	—	180,347	180,347	13,670	2020-2022	2004
Pacific Plaza	78,000	10,091	16,159	77,762	27,816	76,196	104,012	33,242	1963/1998	1999
The Glendon	160,000	32,773	335,925	287	32,775	336,210	368,985	40,214	2008	2019
The Landmark Los Angeles	240,000	—	—	331,693	13,070	318,623	331,693	11,881	2018-2022	N/A
The Shores	212,000	20,809	74,191	207,358	60,555	241,803	302,358	105,926	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	18,258	35,163	97,358	132,521	48,499	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	2,540	26,864	121,813	148,677	29,695	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2023
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner(5)	—	23,848	—	1,725	23,848	1,725	25,573	35	N/A	2006
Total Operating Properties	$5,570,040	$898,700	$6,922,385	$4,528,290	$1,185,977	$11,163,398	$12,349,375	$3,652,630

Property Under Development
The Residences at Bishop Place	$—	$—	$—	$3,037	$—	$3,037	$3,037		N/A	N/A
Other Developments				53,402		53,402	53,402		N/A	N/A
Total Property Under Development	$—	$—	$—	$56,439	$—	$56,439	$56,439	$—

Total	$5,570,040	$898,700	$6,922,385	$4,584,729	$1,185,977	$11,219,837	$12,405,814	$3,652,630
_____________________________________________________
(1)Includes tenant improvements and lease intangibles.
(2)Net of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles removed from our books.
(3)At December 31, 2023, the aggregate federal income tax cost basis for consolidated real estate was $8.79 billion (unaudited).
(4)See our depreciation and amortization policy in Note 2 to our consolidated financial statements.
(5)The property includes a parcel of land from which we receive rent under a ground lease.
(6)During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. See Note 3, "Property to be removed from service", for more detail.

The table below presents a reconciliation of our investment in real estate:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Investment in real estate, gross

Beginning balance	$12,292,973	$11,819,077	$11,678,638
Property acquisitions	—	350,631	—
Improvements and developments	214,955	223,315	297,764
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	(102,114)	(100,050)	(157,325)
Ending balance	$12,405,814	$12,292,973	$11,819,077

Accumulated depreciation and amortization

Beginning balance	$(3,299,365)	$(3,028,645)	$(2,816,193)
Depreciation and amortization	(459,949)	(372,798)	(371,289)
Other accumulated depreciation and amortization	4,570	2,028	1,512
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	102,114	100,050	157,325
Ending balance	$(3,652,630)	$(3,299,365)	$(3,028,645)

Investment in real estate, net	$8,753,184	$8,993,608	$8,790,432