Form 10-Q
period 2024-03-31
Douglas Emmett Inc
filed 2024-05-10
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 3, 2024
Common Stock, $0.01 par value per share	167,378,737	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu and one single tenant building in Los Angeles) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), impairment write-downs of real estate and impairment write-downs of our investment in our unconsolidated Fund from our net income (loss) (including adjusting for the effect of such items attributable to our consolidated JVs and our unconsolidated Fund, but not for noncontrolling interests included in our Operating Partnership). FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	March 31, 2024	December 31, 2023

Assets
Investment in real estate, gross	$12,432,301	$12,405,814
Less: accumulated depreciation and amortization	(3,721,673)	(3,652,630)
Investment in real estate, net	8,710,628	8,753,184
Ground lease right-of-use asset	7,445	7,447
Cash and cash equivalents	556,677	523,082
Tenant receivables	5,783	6,096
Deferred rent receivables	115,120	115,321
Acquired lease intangible assets, net	2,848	2,971
Interest rate contract assets	170,607	170,880
Investment in unconsolidated Fund	24,996	15,977
Other assets	42,963	49,260
Total Assets	$9,637,067	$9,644,218

Liabilities
Secured notes payable, net	$5,544,517	$5,543,171
Ground lease liability	10,832	10,836
Interest payable, accounts payable and deferred revenue	153,235	131,237
Security deposits	62,428	61,958
Acquired lease intangible liabilities, net	17,373	19,838
Dividends payable	31,812	31,781
Total Liabilities	5,820,197	5,798,821

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,371,920 and 167,206,267 outstanding at March 31, 2024 and December 31, 2023, respectively	1,674	1,672
Additional paid-in capital	3,395,499	3,392,955
Accumulated other comprehensive income	118,999	115,917
Accumulated deficit	(1,313,573)	(1,290,682)
Total Douglas Emmett, Inc. stockholders' equity	2,202,599	2,219,862
Noncontrolling interests	1,614,271	1,625,535
Total Equity	3,816,870	3,845,397
Total Liabilities and Equity	$9,637,067	$9,644,218

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Revenues
Office rental
Rental revenues and tenant recoveries	$169,726	$176,345
Parking and other income	28,211	27,013
Total office revenues	197,937	203,358

Multifamily rental
Rental revenues	43,220	43,973
Parking and other income	3,812	5,062
Total multifamily revenues	47,032	49,035

Total revenues	244,969	252,393

Operating Expenses
Office expenses	67,220	72,768
Multifamily expenses	15,850	16,888
General and administrative expenses	11,571	10,940
Depreciation and amortization	95,769	93,176
Total operating expenses	190,410	193,772

Other income	7,044	3,283
Other expenses	(114)	(520)
(Loss) income from unconsolidated Fund	(26)	289
Interest expense	(55,332)	(45,511)
Net income	6,131	16,162
Net loss attributable to noncontrolling interests	2,778	2,211
Net income attributable to common stockholders	$8,909	$18,373

Net income per common share – basic and diluted	$0.05	$0.10

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$6,131	$16,162
Other comprehensive income (loss): cash flow hedges	4,100	(51,897)
Comprehensive income (loss)	10,231	(35,735)
Comprehensive loss attributable to noncontrolling interests	1,760	18,121
Comprehensive income (loss) attributable to common stockholders	$11,991	$(17,614)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2024	2023

Shares of Common Stock	Beginning balance	167,206	175,810
	Exchange of OP Units for common stock	166	—
	Repurchases of common stock	—	(1,435)
	Ending balance	167,372	174,375

Common Stock	Beginning balance	$1,672	$1,758
	Exchange of OP units for common stock	2	—
	Repurchases of common stock	—	(14)
	Ending balance	$1,674	$1,744

Additional Paid-in Capital	Beginning balance	$3,392,955	$3,493,307
	Exchange of OP Units for common stock	2,543	—
	Repurchases of OP Units with cash	1	4
	Repurchases of common stock	—	(16,500)
	Ending balance	$3,395,499	$3,476,811

Accumulated Other Comprehensive Income	Beginning balance	$115,917	$187,063
	Cash flow hedge adjustments	3,082	(35,987)
	Ending balance	$118,999	$151,076

Accumulated Deficit	Beginning balance	$(1,290,682)	$(1,119,714)
	Net income attributable to common stockholders	8,909	18,373
	Dividends	(31,800)	(33,131)
	Ending balance	$(1,313,573)	$(1,134,472)

Noncontrolling Interests	Beginning balance	$1,625,535	$1,713,369
	Net loss attributable to noncontrolling interests	(2,778)	(2,211)
	Cash flow hedge adjustments	1,018	(15,910)
	Contributions	—	125
	Distributions	(10,457)	(10,140)
	Exchange of OP Units for common stock	(2,545)	—
	Repurchases of OP Units with cash	(7)	(93)
	Stock-based compensation	3,505	3,507
	Ending balance	$1,614,271	$1,688,647

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2024	2023

Total Equity	Beginning balance	$3,845,397	$4,275,783
	Net income	6,131	16,162
	Cash flow hedge adjustments	4,100	(51,897)
	Repurchases of OP Units with cash	(6)	(89)
	Repurchases of common stock	—	(16,514)
	Contributions	—	125
	Dividends	(31,800)	(33,131)
	Distributions	(10,457)	(10,140)
	Stock-based compensation	3,505	3,507
	Ending balance	$3,816,870	$4,183,806

Dividends declared per common share		$0.19	$0.19

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$6,131	$16,162
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from unconsolidated Fund	26	(289)
Depreciation and amortization	95,769	93,176
Net accretion of acquired lease intangibles	(2,343)	(3,037)
Straight-line rent	202	126
Loan premium amortized and written off	(115)	(113)
Deferred loan costs amortized and written off	2,209	2,134
Amortization of stock-based compensation	2,863	2,794
Operating distributions from unconsolidated Fund	248	289
Change in working capital components:
Tenant receivables	313	2,061
Interest payable, accounts payable and deferred revenue	26,945	28,176
Security deposits	470	298
Other assets	6,306	3,697
Net cash provided by operating activities	139,024	145,474

Investing Activities
Capital expenditures for improvements to real estate	(48,127)	(40,031)
Capital expenditures for developments	(9,678)	(11,953)
Insurance recoveries for damage to real estate	475	529
Acquisition of additional interest in unconsolidated Fund	(5,214)	—
Capital distributions from unconsolidated Fund	96	52
Net cash used in investing activities	(62,448)	(51,403)

Financing Activities
Proceeds from borrowings	—	10,000
Repayment of borrowings	(222)	(10,212)
Loan cost payments	(526)	(696)
Contributions from noncontrolling interests in consolidated JVs	—	125
Distributions paid to noncontrolling interests	(10,457)	(10,140)
Dividends paid to common stockholders	(31,770)	(33,403)
Repurchases of OP Units	(6)	(89)
Repurchases of common stock	—	(16,514)
Net cash used in financing activities	(42,981)	(60,929)

Increase in cash and cash equivalents and restricted cash	33,595	33,142
Cash and cash equivalents and restricted cash - beginning balance	523,183	268,938
Cash and cash equivalents and restricted cash - ending balance	$556,778	$302,080

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance
	March 31, 2024	March 31, 2023

Cash and cash equivalents	$556,677	$301,979
Restricted cash (included in Other assets on our consolidated balance sheets)	101	101
Cash and cash equivalents and restricted cash	$556,778	$302,080

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2024	2023

Cash paid for interest, net of capitalized interest	$53,247	$41,371
Capitalized interest paid	$1,824	$513

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$11,716	$29,904
Capitalized stock-based compensation for improvements to real estate and developments	$642	$713
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$24,878	$22,812
Removal of fully amortized acquired lease intangible assets	$81	$75
Removal of fully accreted acquired lease intangible liabilities	$1,863	$3,721

Non-cash Financing Transactions
Gain (loss) recorded in AOCI - consolidated derivatives	$38,842	$(19,817)
Gain (loss) recorded in AOCI - unconsolidated Fund's derivatives (our share)	$5,047	$(272)
Dividends declared	$31,812	$33,142
Exchange of OP Units for common stock	$2,545	$—

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
At March 31, 2024, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 4,528 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at March 31, 2024, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of March 31, 2024, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.76 billion as of March 31, 2024 and December 31, 2023. See Note 8. We also consolidate four JVs through our Operating Partnership. We consolidate our Operating Partnership and our four JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2024, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.82 billion (of which $3.45 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.89 billion (of which $1.81 billion related to debt).

As of December 31, 2023, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.83 billion (of which $3.47 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.88 billion (of which $1.81 billion related to debt).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2023 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2023 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were $9.1 million and $13.1 million for the three months ended March 31, 2024 and 2023, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	March 31, 2024	December 31, 2023

Land	$1,185,977	$1,185,977
Buildings and improvements(1)	10,156,062	10,142,410
Tenant improvements and lease intangibles	1,029,496	1,020,988
Property under development(1)	60,766	56,439
Investment in real estate, gross	$12,432,301	$12,405,814
________________________________________________
(1)    During the three months ended March 31, 2024, Property under development balances transferred to Building and improvements for real estate placed into service was $3.2 million.

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

As of March 31, 2024, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million.

Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $183 thousand for each of the three month periods ended March 31, 2024 and 2023.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2024:

Twelve months ending March 31:	(In thousands)

2025	$733
2026	733
2027	733
2028	733
2029	733
Thereafter	42,330
Total future minimum lease payments	$45,995

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2024	December 31, 2023

Above-market tenant leases	$4,460	$4,541
Above-market tenant leases - accumulated amortization	(2,468)	(2,430)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(296)	(292)
Acquired lease intangible assets, net	$2,848	$2,971

Below-market tenant leases	$46,145	$48,008
Below-market tenant leases - accumulated accretion	(28,772)	(28,170)
Acquired lease intangible liabilities, net	$17,373	$19,838

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2024	2023

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$2,347	$3,041
Amortization of an above-market ground lease asset(2)	(4)	(4)
Total	$2,343	$3,037
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
6. Investment in Unconsolidated Fund

Description of our Fund

As of March 31, 2024, we managed and owned an equity interest of 74.0% in an unconsolidated Fund, Partnership X, through which we and other investors in the Fund owned two office properties totaling 0.4 million square feet. During 2023 we owned an equity interest of 33.5% in the Fund. On December 31, 2023, we purchased an additional 20.2% equity interest in the Fund which increased our equity interest in the Fund to 53.8%. On February 29, 2024, we purchased an additional 20.2% equity interest in the Fund which increased our equity interest in the Fund to 74.0%.
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

	Three Months Ended March 31,
(In thousands)	2024	2023

Operating distributions received	$248	$289
Capital distributions received	96	52
Total distributions received	$344	$341

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X.  The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	March 31, 2024	December 31, 2023

Total assets	$147,959	$146,945
Total liabilities	$119,561	$118,822
Total equity	$28,398	$28,123

	Three Months Ended March 31,
(In thousands)	2024	2023

Total revenues	$3,823	$4,642
Operating income	$360	$1,305
Net (loss) income	$(73)	$749

7. Other Assets

(In thousands)	March 31, 2024	December 31, 2023

Restricted cash	$101	$101
Prepaid expenses	16,417	20,594
Indefinite-lived intangibles	1,988	1,988
Deposit with lender(1)	13,540	13,440
Furniture, fixtures and equipment, net	6,946	7,014
Other	3,971	6,123
Total other assets	$42,963	$49,260
_______________________________________________________________________
(1) In connection with the Barrington Plaza loan, we deposited cash into an interest-bearing collateral account with the lender. See our debt disclosures in Note 8 (note 4 to the table) for more detail regarding this loan and the related deposit.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2024	Principal Balance as of December 31, 2023	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly Owned Subsidiaries
Term loan(3)(5)	3/3/2025	$335,000	$335,000	SOFR + 1.41%	N/A	N/A
Fannie Mae loan(3)(5)	4/1/2025	102,400	102,400	SOFR + 1.36%	N/A	N/A
Term loan(3)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(3)	9/19/2026	400,000	400,000	SOFR + 1.25%	2.44%	9/1/2024
Term loan(3)	9/26/2026	200,000	200,000	SOFR + 1.30%	2.36%	10/1/2024
Term loan(3)	11/1/2026	400,000	400,000	SOFR + 1.25%	2.31%	10/1/2024
Fannie Mae loan(3)(4)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(3)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(3)(5)	8/1/2033	350,000	350,000	SOFR + 1.37%	N/A	N/A
Term loan(6)	6/1/2038	27,419	27,640	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,759,819	3,760,040

Consolidated JVs
Term loan(3)(9)	12/19/2024	400,000	400,000	SOFR + 1.40%	N/A	N/A
Term loan(3)	5/15/2027	450,000	450,000	SOFR + 1.45%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	SOFR + 1.45%	2.12%	6/1/2025
Term loan(3)(7)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Total Consolidated Debt(8)		5,569,819	5,570,040
Unamortized loan premium, net(9)		2,973	3,087
Unamortized deferred loan costs, net(10)		(28,275)	(29,956)
Total Consolidated Debt, net		$5,544,517	$5,543,171
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
(2)Effective rate as of March 31, 2024. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)The loan is secured by four residential properties. A portion of the loan totaling $472 million has a lender-required out-of-the-money interest rate cap at a weighted average of 8.99% until July 2026. For the portion of the loan relating to Barrington Plaza, in connection with the removal of that property from the rental market during 2023, the lender is treating the debt as a construction loan and we signed a construction completion guarantee in January 2024. The lender also required a $13.3 million cash deposit, which we placed into an interest bearing collateral account during 2023. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. The deposit is included in Other assets in our consolidated balance sheets. See Note 7.
(5)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026.
(6)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(7)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See Note 16.
(8)The table does not include our unconsolidated Fund's loan - see Note 16. See Note 13 for our debt fair value disclosures.
(9)Balances are net of accumulated amortization of $4.2 million and $4.1 million at March 31, 2024 and December 31, 2023, respectively.
(10)Balances are net of accumulated amortization of $57.7 million and $56.0 million at March 31, 2024 and December 31, 2023, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Debt Statistics

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2024	Principal Balance as of December 31, 2023

Aggregate swapped to fixed rate loans	$3,805,000	$3,805,000
Aggregate fixed rate loans	27,419	27,640
Aggregate capped rate loans	822,000	822,000
Aggregate floating rate loans	915,400	915,400
Total Debt	$5,569,819	$5,570,040
The table below summarizes certain consolidated debt statistics as of March 31, 2024:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.83
Weighted average remaining life (including extension options)	3.8 years
Weighted average remaining fixed interest period	1.6 years
Weighted average annual interest rate	2.66%

Future Principal Payments

At March 31, 2024, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending March 31:	Including Maturity Extension Options(1)

(In thousands)

2025	$735,912
2026	103,354
2027	1,415,999
2028	1,001,045
2029	1,226,094
Thereafter	1,087,415
Total future principal payments	$5,569,819
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2024	2023

Loan premium amortized and written off	$(115)	$(113)
Deferred loan costs amortized and written off	2,209	2,134
Loan costs expensed	52	3
Total	$2,146	$2,024

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2024	December 31, 2023

Interest payable	$18,638	$18,647
Accounts payable and accrued liabilities	88,493	61,767
Deferred revenue	46,104	50,823
Total interest payable, accounts payable and deferred revenue	$153,235	$131,237

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

Derivative Summary

The table below summarizes our derivative contracts as of March 31, 2024:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	24	$3,805,000
Consolidated derivatives - caps(2)(3)	5	$822,000
Unconsolidated Fund's derivatives - swaps(2)(3)(4)	2	$115,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 8 for more information about our hedged consolidated debt.
(2)Our derivative contracts do not provide for right of offset between derivative contracts.
(3)See Note 13 for our derivative fair value disclosures.
(4)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. See Note 6 for more information about our Fund, including our equity interest percentage. See "Guarantees" in Note 16 for more information about our Fund's hedged debt.

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

(In thousands)	March 31, 2024	December 31, 2023

Consolidated derivatives(1)	$184,328	$184,700
Unconsolidated Fund's derivatives(2)	$10,309	$9,643
________________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2024	2023
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$38,842	$(19,817)
Gains reclassified from AOCI to Interest Expense(1)	$(38,978)	$(31,452)
Interest expense presented on the consolidated statements of operations	$(55,332)	$(45,511)
Unconsolidated Fund's derivatives (our share)(2):
Gains (losses) recorded in AOCI before reclassifications(1)	$5,047	$(272)
Gains reclassified from AOCI to (Loss) income from unconsolidated Fund(1)	$(811)	$(356)
(Loss) income from unconsolidated Fund presented on the consolidated statements of operations	$(26)	$289
________________________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Future Reclassifications from AOCI

At March 31, 2024, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$118,828
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to (Loss) income from unconsolidated Fund	$3,526
________________________________________________________
(1)    We calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Three Months Ended March 31, 2024
•We acquired 166 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 461 OP Units for $6 thousand in cash.

During the Three Months Ended March 31, 2023
•We repurchased 1.4 million shares of our common stock for $16.5 million in cash, excluding transaction costs, in open market transactions. The average purchase price was $11.50 per share.
•We acquired 5 thousand OP Units for $89 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of March 31, 2024, noncontrolling interests in our Operating Partnership owned 33.7 million OP Units and fully-vested LTIP Units, which represented approximately 16.7% of our Operating Partnership's total outstanding interests, and we owned 167.4 million OP Units (to match our 167.4 million shares of outstanding common stock), which represented approximately 83.3% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2024	2023

Net income attributable to common stockholders	$8,909	$18,373

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	2,545	—
Repurchases of OP Units from noncontrolling interests	1	4
Net transfers from noncontrolling interests	2,546	4

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$11,455	$18,377

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2024	2023

Accumulated Other Comprehensive Income - Beginning balance	$115,917	$187,063
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	38,842	(19,817)
Reclassification of gains from AOCI to Interest Expense	(38,978)	(31,452)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income (loss) before reclassifications	5,047	(272)
Reclassification of gains from AOCI to (Loss) income from unconsolidated Fund	(811)	(356)
Net current period OCI	4,100	(51,897)
OCI attributable to noncontrolling interests	(1,018)	15,910
OCI attributable to common stockholders	3,082	(35,987)

Accumulated Other Comprehensive Income - Ending balance	$118,999	$151,076
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. As of March 31, 2024, we had an aggregate of 16.6 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2024	2023

Stock-based compensation expense, net	$2,863	$2,794
Capitalized stock-based compensation	$642	$713

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

	Three Months Ended March 31,
	2024	2023
Numerator (In thousands):
Net income attributable to common stockholders	$8,909	$18,373
Allocation to participating securities: Unvested LTIP Units	(350)	(239)
Net income attributable to common stockholders - basic and diluted	$8,559	$18,134

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,326	175,765

Net income per common share - basic and diluted	$0.05	$0.10
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

	Three Months Ended March 31,
(In thousands)	2024	2023

OP Units	30,930	30,129
Vested LTIP Units	2,771	2,390

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

As of March 31, 2024, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2024	December 31, 2023

Fair value	$5,489,463	$5,484,032
Carrying value	$5,572,792	$5,573,127

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

(In thousands)	March 31, 2024	December 31, 2023

Fair value	$4,390	$4,496
Carrying value	$10,832	$10,836

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

The table below presents the estimated fair value of our derivatives. We did not have any consolidated or unconsolidated derivatives in a liability position for the periods presented.

(In thousands)	March 31, 2024	December 31, 2023
Derivative Assets:
Fair value - consolidated derivatives(1)	$170,607	$170,880
Fair value - unconsolidated Fund's derivatives(2)	$9,824	$9,150
____________________________________________________
(1)    Consolidated derivatives, which reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts on our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable on our consolidated balance sheets.
(2)    Unconsolidated Fund's derivatives, which reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund on our consolidated balance sheets. See Note 6 for more information about our Fund, including our equity interest percentage, and see "Guarantees" in Note 16 regarding our Fund's derivatives.

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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended March 31,
	2024	2023
Office Segment
Total office revenues	$197,937	$203,358
Office expenses	(67,220)	(72,768)
Office segment profit	130,717	130,590

Multifamily Segment
Total multifamily revenues	47,032	49,035
Multifamily expenses	(15,850)	(16,888)
Multifamily segment profit	31,182	32,147

Total profit from all segments	$161,899	$162,737

The table below presents a reconciliation of the total profit from all segments to net income attributable to common stockholders:

(In thousands)	Three Months Ended March 31,
	2024	2023

Total profit from all segments	$161,899	$162,737
General and administrative expenses	(11,571)	(10,940)
Depreciation and amortization	(95,769)	(93,176)
Other income	7,044	3,283
Other expenses	(114)	(520)
(Loss) income from unconsolidated Fund	(26)	289
Interest expense	(55,332)	(45,511)
Net income	6,131	16,162
Net loss attributable to noncontrolling interests	2,778	2,211
Net income attributable to common stockholders	$8,909	$18,373

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2024:

Twelve months ending March 31:	(In thousands)

2025	$595,336
2026	501,098
2027	403,764
2028	326,721
2029	252,824
Thereafter	927,938
Total future minimum base rentals(1)	$3,007,681
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2024 and 2023, no tenant accounted for more than 10% of our total revenues.  See our revenue recognition policy in Note 2 for the charges to revenue for uncollectible amounts for tenant receivables and deferred rent receivables.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Consolidated Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of March 31, 2024, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2024, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

Development Projects

In downtown Honolulu, we are converting a 25 story, 493,000 square foot office tower into approximately 493 apartments in phases over a number of years as the office space is vacated. As of March 31, 2024, we had an aggregate remaining contractual commitment for this development project and other development projects of approximately $19.9 million.

Other Contractual Commitments

As of March 31, 2024, we had an aggregate remaining contractual commitment for repositionings, capital expenditure projects and tenant improvements of approximately $11.8 million.

Guarantees

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of March 31, 2024, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

During 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. See Note 3, "Property to be Removed from Service." The reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. The lender is treating the $210.0 million Barrington Plaza loan, which matures in June 2027, as a construction loan, and we signed a construction completion guarantee in January 2024. The guarantee will remain in effect until either the construction is completed or the loan is paid in full. As of March 31, 2024, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2024, assuming that SOFR does not decrease below zero-percent, the maximum future interest payments for the swaps were $2.5 million. As of March 31, 2024, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. As of March 31, 2024, we estimate the risk of loss for the various indemnities and guarantees to be low. See Note 6 for more information regarding Partnership X.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the three months ended March 31, 2024, our results of operations were impacted by various transactions - see "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, our consolidated JVs and our unconsolidated Fund, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. As of March 31, 2024, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

	Consolidated Portfolio(1)	Total Portfolio(2)
Office
Class A Properties	68	70
Rentable Square Feet (in thousands)(3)	17,595	17,981
Leased rate	82.5%	82.6%
Occupancy rate	80.8%	80.9%

Multifamily(4)
Properties	14	14
Units	4,528	4,528
Leased rate	98.9%	98.9%
Occupancy rate	96.9%	96.9%

______________________________________________________________________
(1) Our Consolidated Portfolio includes the properties in our consolidated results. Through our subsidiaries, we wholly-own 52 office properties totaling 13.4 million square feet and 12 residential properties with 4,058 apartments. Through four consolidated JVs, we partially own an additional 16 office properties totaling 4.2 million square feet and two residential properties with 470 apartments. Our Consolidated Portfolio excludes two wholly-owned land parcels from which we receive ground rent from ground leases to the owners of a Class A office building and a hotel.
(2) Our Total Portfolio includes our Consolidated Portfolio as well as two properties totaling 0.4 million square feet owned by our unconsolidated Fund, Partnership X. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information about Partnership X.
(3) As of March 31, 2024, we removed 77,000 Rentable Square Feet for an office building we are converting to apartments. See "Development" further below.
(4) Unit totals exclude units vacated as part of removing Barrington Plaza from the rental market. The leased and occupancy rates exclude the impact of Barrington Plaza. See "Property to be Removed from Service" further below.

Revenues by Segment and Location
During the three months ended March 31, 2024, revenues from our Consolidated Portfolio were derived as follows:
____

Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions

Debt and Equity Transactions
During the first quarter of 2024:
•We acquired an additional 20.2% of the equity in our unconsolidated Fund, Partnership X, which increased our ownership interest in the Fund to 74.0%.
•We acquired 166 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 461 OP Units for $6 thousand in cash.
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

Development
•1132 Bishop Street, Honolulu, Hawaii - "The Residences at Bishop Place"
In downtown Honolulu, we are converting a 25-story, 493 thousand square foot office tower into 493 rental apartments. This project is helping to address the severe shortage of rental housing in Honolulu and revitalize the central business district, where we own a significant portion of the Class A office space. As of March 31, 2024, we had delivered 91% of the planned units and leased 99% of the units delivered. The conversion of the final two floors occupied by office tenants will continue as those floors are vacated.

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

Property to be Removed from Service
During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. We are currently in litigation with the insurance providers in 2020 for Barrington Plaza to recover certain costs associated with reconstruction. As of March 31, 2024, a significant majority of the tenants have vacated, and we expect the remainder to vacate shortly, although the schedule could be impacted by legal or regulatory actions. During any period when the property is unoccupied, we will not generate any revenue from it.

Rental Rate Trends - Total Portfolio

Office Rental Rates

The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods:

	Three Months Ended	Year Ended December 31,
	March 31, 2024	2023	2022	2021	2020

Average straight-line rental rate(1)(2)(4)(5)	$58.80	$42.97	$46.78	$44.99	$45.26
Annualized lease transaction costs(3)(4)(5)	$6.11	$5.53	$5.85	$4.77	$5.11

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
(3)Reflects the weighted average leasing commissions and tenant improvement allowances divided by the weighted average number of years for the leases. Excludes leases substantially negotiated by the seller in the case of acquired properties, leases for tenants relocated from space at the landlord's request, and non-comparable leases, such as retail leases.
(4)Our office rental rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs.
(5)Our office rental rates and lease transaction costs were impacted by a large tenant lease renewal during the three months ended March 31, 2024.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio:

	Three Months Ended March 31, 2024

Rent Roll(1)(2)(3)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$54.60	$55.66	1.9%
Straight-line Rent	$47.48	$58.80	23.8%

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
(3)Our office cash rent and straight-line rent roll were impacted by a large tenant lease renewal during the three months ended March 31, 2024.

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants:

	Three Months Ended	Year Ended December 31,
	March 31, 2024	2023	2022	2021	2020

Average annual rental rate - new tenants(1)(2)	$39,268	$36,070	$31,763	$29,837	$28,416

_____________________________________________________________________
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
(iv) During the first quarter of 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2024 (new tenants and existing tenants undergoing annual rent review) was 2.9% higher on average than the prior rent on the same unit after adjusting for rent concessions.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio:

		December 31,
Occupancy Rates(1) as of:	March 31, 2024	2023	2022	2021	2020

Office portfolio(2)	80.9%	81.0%	83.7%	84.9%	87.4%
Multifamily portfolio(3)(5)	96.9%	96.7%	98.1%	98.0%	94.2%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(1)(4):	March 31, 2024	2023	2022	2021	2020

Office portfolio(2)	80.9%	82.6%	84.2%	85.7%	89.5%
Multifamily portfolio(3)(5)	96.8%	96.9%	97.9%	96.8%	94.2%

__________________________________________________________________
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

Office Lease Expirations

As of March 31, 2024, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage in our total office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2021, 2022, and 2023 with the same remaining duration as the leases for the labeled year had at March 31, 2024. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations
Comparison of three months ended March 31, 2024 to three months ended March 31, 2023
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$169,726	$176,345	$(6,619)	(3.8)%	The decrease was primarily due to lower tenant recoveries and lower occupancy. The lower tenant recoveries was partly due to lower property taxes.
Office parking and other income	$28,211	$27,013	$1,198	4.4%	The increase was primarily due to an increase in parking income due to higher parking rates.

Multifamily revenue	$47,032	$49,035	$(2,003)	(4.1)%	The decrease was primarily due to a decrease in revenues at our Barrington Plaza property, which we removed from service during the second quarter of 2023, and insurance proceeds received during the first quarter of 2023 for the 2020 Barrington Plaza fire. The decrease was partly offset by an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project.

Results of Operations (continued)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary

	(In thousands)

Operating expenses
Office rental expenses	$67,220	$72,768	$5,548	7.6%	The decrease was primarily due to lower property taxes, utility costs and repairs and maintenance expenses.
Multifamily rental expenses	$15,850	$16,888	$1,038	6.1%	The decrease was primarily due to: (i) a decrease in rental expenses at our Barrington Plaza property, which we removed from service during the second quarter of 2023, (ii) lower property taxes, and (iii) lower utility expenses. The decrease was partly offset by an increase in rental expenses from new units at our Residences at Bishop Place conversion project and higher property taxes at our Landmark Los Angeles development project.
General and administrative expenses	$11,571	$10,940	$(631)	(5.8)%	The increase was primarily due to higher legal and advocacy expenses.
Depreciation and amortization	$95,769	$93,176	$(2,593)	(2.8)%	The increase was primarily due to higher depreciation and amortization expense related to office tenant lease terminations, and higher depreciation and amortization expense from our Residences at Bishop Place conversion project, partly offset by a decrease in depreciation and amortization expense from our Barrington Plaza property.
Non-Operating Income and Expenses
Other income	$7,044	$3,283	$3,761	114.6%	The increase was primarily due to an increase in interest income due to higher interest rates and higher cash and cash equivalent balances.
Other expenses	$(114)	$(520)	$406	78.1%	The decrease was primarily due to transaction costs during the first quarter of 2023.
(Loss) income from unconsolidated Fund	$(26)	$289	$(315)	(109.0)%	The decrease was primarily due to a decrease in the net income of our fund, Partnership X, which was primarily due to an increase in write-offs of uncollectible tenant receivables and the associated deferred rent receivables.
Interest expense	$(55,332)	$(45,511)	$(9,821)	(21.6)%	The increase was primarily due to higher interest rates on our floating rate debt and higher debt. The increase was partly offset by interest capitalized for our Barrington Plaza property.

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
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023

Net income attributable to common stockholders	$8,909	$18,373
Depreciation and amortization of real estate assets	95,769	93,176
Net loss attributable to noncontrolling interests	(2,778)	(2,211)
Adjustments attributable to unconsolidated Fund(1)	1,011	745
Adjustments attributable to consolidated JVs(2)	(12,855)	(11,471)
FFO	$90,056	$98,612

________________________________________________________________
(1)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets.
(2)Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023
For the three months ended March 31, 2024, FFO decreased by $8.6 million, or 8.7%, to $90.1 million, compared to $98.6 million for the three months ended March 31, 2023. The decrease was primarily due to higher interest expense, lower office occupancy and tenant recoveries, and the removal of our Barrington Plaza property from service during the second quarter of 2023. The decrease was partly offset by higher interest income, lower property taxes, new units from our multifamily development projects and higher parking income.

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

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023

Our Same Properties for 2024 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 11 multifamily properties with an aggregate 3,569 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary
	(In thousands)

Office revenues	$190,438	$196,148	$(5,710)	(2.9)%
The decrease was primarily due to lower tenant recoveries and lower occupancy. The decrease in tenant recoveries was partly due to lower property taxes. The decrease was partly offset by higher parking income.

Office expenses	(66,383)	(71,946)	5,563	7.7%	The decrease was primarily due to lower property taxes, utility costs and repairs and maintenance expenses.
Office NOI	124,055	124,202	(147)	(0.1)%

Multifamily revenues	35,672	35,672	—	—%	Revenues remained flat.
Multifamily expenses	(10,816)	(11,421)	605	5.3%	The decrease was primarily due to lower property taxes and utility expenses.
Multifamily NOI	24,856	24,251	605	2.5%

Total NOI	$148,911	$148,453	$458	0.3%

Reconciliation to GAAP

The table below presents a reconciliation of Net income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Three Months Ended March 31,
(In thousands)	2024	2023

Net income attributable to common stockholders	$8,909	$18,373
Net loss attributable to noncontrolling interests	(2,778)	(2,211)
Net income	6,131	16,162
General and administrative expenses	11,571	10,940
Depreciation and amortization	95,769	93,176
Other income	(7,044)	(3,283)
Other expenses	114	520
Loss (income) from unconsolidated Fund	26	(289)
Interest expense	55,332	45,511
NOI	$161,899	$162,737

Same Property NOI by Segment

Same property office revenues	$190,438	$196,148
Same property office expenses	(66,383)	(71,946)
Same Property Office NOI	124,055	124,202

Same property multifamily revenues	35,672	35,672
Same property multifamily expenses	(10,816)	(11,421)
Same Property Multifamily NOI	24,856	24,251

Same Property NOI	148,911	148,453
Non-comparable office revenues	7,499	7,210
Non-comparable office expenses	(837)	(822)
Non-comparable multifamily revenues	11,360	13,363
Non-comparable multifamily expenses	(5,034)	(5,467)
NOI	$161,899	$162,737

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the three months ended March 31, 2024, we generated cash from operations of $139.0 million. As of March 31, 2024, we had $556.7 million of cash and cash equivalents. Our earliest term loan maturity is December 2024. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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
•Note 8 - minimum future principal payments for our secured notes payable, and the interest rates that determine our future periodic interest payments; and
•Note 16 - contractual commitments and guarantees.

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of March 31, 2024, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 16 to our consolidated financial statements in Item 1 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,		Increase (Decrease) In Cash
	2024	2023		%
	(In thousands)

Net cash provided by operating activities(1)	$139,024	$145,474	$(6,450)	(4.4)%
Net cash used in investing activities(2)	$(62,448)	$(51,403)	$(11,045)	(21.5)%
Net cash used in financing activities(3)	$(42,981)	$(60,929)	$17,948	29.5%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $6.5 million was primarily due to higher interest expense, lower office occupancy and tenant recoveries, and the removal of our Barrington Plaza property from service during the second quarter of 2023. The decrease was partly offset by higher interest income, lower property taxes, new units from our multifamily development projects and higher parking income.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $11.0 million was primarily due to an increase in capital expenditures for improvements to real estate and an acquisition of an additional interest in our unconsolidated fund, Partnership X, partly offset by a decrease in capital expenditures for developments.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $17.9 million was primarily due to the repurchase of common stock during the first quarter of 2023 and a decrease in dividends paid to common stockholders.

Critical Accounting Policies and Estimates

We have not made any changes to our critical accounting policies disclosed in our 2023 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of March 31, 2024, the interest rates for 69% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 15% were capped with interest rate caps. As of March 31, 2024, the maximum amount the interest expense on our capped-rate borrowings could increase by is $14.5 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interests rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and our future interest rate swap expirations.

Our use of interest rate swaps and caps also exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. See Note 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our interest rate swaps and caps.

Unhedged Floating-Rate Borrowings

As of March 31, 2024, the interest rates for 16% of our consolidated borrowings were floating. As of March 31, 2024, the interest expense for our unhedged floating-rate borrowings would increase by $9.3 million per year for every one hundred basis point increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of March 31, 2024, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	May 9, 2024	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 9, 2024	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO