Form 10-K
period 2024-12-31
Douglas Emmett Inc
filed 2025-02-14
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 28, 2024, was $2.12 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 167,446,350 shares of its common stock outstanding as of February 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2025 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

DOUGLAS EMMETT, INC.

FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments and approximately 34,000 square feet of retail space in Los Angeles which we are removing from the residential rental market following a fire in January 2020, and (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024.

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

In-Service Portfolio	Represents our Total Portfolio excluding properties in our Development Portfolio.
Leased Rate
Commencing in the fourth quarter of 2024, the Leased Rate reflects the percentage leased for our In-Service Portfolio as of the reporting date. Prior to the fourth quarter of 2024 the leased Rate reflected the percentage leased for our Total Portfolio as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating the Leased Rate. For newly developed buildings going through lease up, units are included in both the numerator and denominator as they are leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.

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

Rentable Square Feet	Based on the BOMA remeasurement and consists of leased square feet (including square feet with respect to signed leases not commenced as of the reporting date), available square feet, building management use square feet and square feet of the BOMA adjustment on leased space. We report Rentable Square Feet because it is a widely reported measure of the performance and value of equity REITs, and is also used by some investors to compare our performance and value with other REITs. We use Rentable Square Feet to manage and monitor the performance of our office portfolio.
Rental Rate	We present two forms of Rental Rates - Cash Rental Rates and Straight-Line Rental Rates. Cash Rental Rate is calculated by dividing the rent paid on the measurement date by the Rentable Square Feet. Straight-Line Rental Rate is calculated by dividing the average rent over the lease term by the Rentable Square Feet.
Same Properties	Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties that during the comparable periods were (i) acquired, (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements, (iii) that underwent a major repositioning project or were impacted by development activity, or suffered significant casualty loss that we believed significantly affected the properties' operating results. We also exclude rent received from ground leases.
Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our Consolidated Portfolio plus the properties owned by our unconsolidated Fund.

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

At December 31, 2024, we owned a Consolidated Portfolio consisting of (i) a 17.6 million square foot office portfolio, (ii) 4,472 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own equity interests in our unconsolidated Fund which, at December 31, 2024, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. For more information, see Item 2 "Properties" of this Report. As of December 31, 2024, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2024, our office portfolio median size tenant was approximately 2,400 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2022, 2023 and 2024, no tenant accounted for more than 10% of our total revenues.

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

JVs and Fund

At December 31, 2024, in addition to 52 office properties and 12 residential properties wholly-owned by our Operating Partnership, we manage and own equity interests in:
•four consolidated JVs, through which we and institutional investors own 16 office properties in our core markets totaling 4.2 million square feet and two residential properties with 470 apartments, and in which we own a weighted average of 46% at December 31, 2024 based on square footage. We are entitled to (i) distributions based on invested capital as well as additional distributions based on cash net operating income, (ii) fees for property management and other services and (iii) reimbursement of certain acquisition-related expenses and certain other costs.
•one unconsolidated Fund, through which we and institutional investors own two office properties in our core markets totaling 0.4 million square feet, and in which we own 74.0% at December 31, 2024.  We are entitled to (i) priority distributions, (ii) distributions based on invested capital, (iii) a carried interest if the investors’ distributions exceed a hurdle rate, (iv) fees for property management and other services and (v) reimbursement of certain costs.

In addition to the above four consolidated JVs, we entered into a new consolidated JV in December 2024 which acquired an office property in January 2025. See Note 18 to our consolidated financial statements in Item 15 of this Report for more information regarding subsequent events.
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

In order to qualify as a REIT, we are required to distribute dividends (other than capital gains dividends) to our stockholders equal to at least (A) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, less (B) the sum of certain items of non-cash income. The distributions generally must be paid in the taxable year to which they relate. At our election, a distribution will be treated as paid in a taxable year if it is declared before we timely file our tax return for such year and is paid on or before the first regular dividend payment after such declaration, provided such payment is made during the 12-month period following the close of such year. To the extent that we do not distribute all of our net long-term capital gains or distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax thereon at the regular corporate tax rate. Furthermore, if we fail to distribute during each calendar year the sum of at least (i) 85% of our ordinary income for such year, (ii) 95% of our capital gains income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

Some of our initiatives to reduce our consumption include items such as real time energy monitoring software, LED lighting retrofitting, and new energy management systems. As a result of our efforts, more than 91% of our stabilized eligible office space as of December 31, 2023 qualified for "ENERGY STAR Certification" by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2024 ENERGY STAR scores were not yet available as of the date of this Report).

Our energy and electricity are provided by utility providers through the grid (LA Department of Water and Power, Southern California Edison, and Hawaii Electric Company). We estimate the percentage of renewable energy provided by our utility providers was approximately one-third in 2022 (the most recent available data).

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

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2024, we employed approximately 770 people.

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

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2024, we provided equity compensation to more than a quarter of our approximately 770 employees.

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
•Transfer taxes like those imposed by Los Angeles Measure ULA could have a negative impact on our property valuations and our ability to acquire or sell properties at favorable prices or on a timely basis.
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

We have a substantial amount of debt and we may incur significant additional debt for various purposes, including, without limitation, to fund future property acquisitions and development activities, reposition properties and to fund our operations. As of December 31, 2024, we had approximately $5.5 billion of debt outstanding, of which $2.3 billion is floating rate debt, which exposes us to interest rate fluctuation risk. See Note 8 to our consolidated financial statements in Item 15 of this Report for more detail regarding our consolidated debt. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

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

As of December 31, 2024, as a percentage of our annualized base rental revenue for the stabilized portfolio, 19.2% of our tenants operated in the legal industry, 16.1% in the financial services industry, 13.4% in the real estate industry and 10.0% in the entertainment industry. As we continue our development and potential acquisition activities, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For the composition of our tenants by industry, see “Item 2. Properties—Office Industry Diversification as of December 31, 2024.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

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

Epidemics, pandemics or other outbreaks of an illness, disease or virus, such as COVID-19, can severely disrupt general economic activities in a variety of ways that are difficult to predict. For example, governments and businesses may take actions to mitigate the public health crisis, including quarantines, stay-at-home orders, density limitations, social distancing measures, and/or restrictions on types of business that may continue to operate. The extent to which an outbreak could impact our business will depend on factors such as the duration and spread, its severity, the actions taken to contain the virus, the emergence and impact of future virus variants, and how quickly and to what extent normal economic and operating conditions resume. The economic impact of an outbreak, including any resulting economic recession, could significantly impact our business, for example: (i) lower occupancy levels, (ii) reduced attendance in our buildings and lower parking income, (iii) tenants inability to pay rent in full or on a timely basis, (iv) government moratoriums that could affect our ability to collect rents, (v) disruptions to our operations, and (vi) increases in the cost or availability of insurance. The impacts to our business could impact our financial condition, results of operations, cash flows, liquidity and our ability to meet our debt service obligations.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2024, 18.9% of the square footage in our total office portfolio was available for lease and 12.4% was scheduled to expire in 2025. As of December 31, 2024, 0.9% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:
•We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, permitting issues, material shortages and price increases, including increases in the costs of building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions);
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

At December 31, 2024, our executive officers owned 3% of our outstanding common stock, but they would own 16% if all of their outstanding LTIPs and OP Units were converted into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Transfer taxes like those imposed by Los Angeles Measure ULA could have a negative impact on our property valuations and our ability to acquire or sell properties at favorable prices or on a timely basis.

During 2022, voters in the City of Los Angeles approved Measure ULA, which imposes an additional transfer tax as much as 5.5% on real estate sales and transfers valued at over $5 million. This tax applies in addition to existing documentary transfer taxes levied by the City and County of Los Angeles. Transfer taxes like Measure ULA may have adverse effects on our business in the cities in which they are imposed. The increased transaction costs associated with the transfer tax may negatively impact our ability to buy or sell properties at favorable prices or in a timely manner. The tax could deter investors and developers from engaging in large-scale transactions in Los Angeles, potentially reducing demand for office and multifamily properties. If transaction volume declines due to the increased cost of transfers, property values in the affected price ranges may experience downward pressure, which could adversely impact our balance sheet and borrowing capacity. Given the evolving regulatory and legal landscape, any future challenges to Measure ULA or modifications to its implementation could also introduce additional uncertainty regarding our Los Angeles-based properties. Other cities in which we operate could adopt similar transfer taxes.

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
Three of our consolidated JVs also own properties through one or more entities which are intended to qualify as REITs, and we may in the future use other structures that include REITs. The failure of any such entities to qualify as a REIT could have similar consequences to the REIT subsidiary and could also cause us to fail to qualify as a REIT.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.

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

Item 2. Properties

We present property level data for our Total Portfolio, except that we present historical capital expenditures for our Consolidated Portfolio. Commencing with the fourth quarter of 2024, we present the data for our In-Service Portfolio.

In-Service Office Portfolio Summary as of December 31, 2024

Region	Westside	Valley	Honolulu	Total / Weighted Average

Number of Office Properties	52	15	2	69
Our Rentable Square Feet	9,999,051	6,334,572	1,190,835	17,524,458
Region Rentable Square Feet (1)	40,389,795	13,969,773	5,333,142	59,692,710
Our Market Share(2)	34.6%	47.1%	22.3%	38.3%
Our Percent Leased	81.3%	78.7%	91.2%	81.1%
Our Annualized Rent	$445,878,182	$165,255,005	$38,928,166	$650,061,353
Annualized Rent Per Leased Square Foot (3)	$57.29	$33.97	$36.58	$47.41
Monthly Rent Per Leased Square Foot (3)	$4.77	$2.83	$3.05	$3.95

_______________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2024 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure to our submarkets in each region. In calculating market share, we adjusted the rentable square footage by: (i) removing 67,000 rentable square feet for an office building in Honolulu that we are converting to residential apartments from both our rentable square footage and that of the region, and (ii) to add a 218,000 square foot property located just outside the Beverly Hills city limits to both the numerator and the denominator.
(3) Does not include signed leases not yet commenced, which are included in percent leased but excluded from Annualized Rent.

In-Service Office Portfolio Lease Diversification as of December 31, 2024

Portfolio Tenant Size
	Median	Average

Square feet	2,400	5,100

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,368	51.0%	1,976,618	14.4%	$87,595,970	13.5%
2,501-10,000	998	37.3	4,874,114	35.6	225,471,220	34.7
10,001-20,000	205	7.7	2,811,564	20.5	134,560,315	20.7
20,001-40,000	81	3.0	2,196,685	16.0	103,913,375	16.0
40,001-100,000	28	1.0	1,599,921	11.7	81,512,424	12.5
Greater than 100,000	1	—	252,401	1.8	17,008,049	2.6
Total for all leases	2,681	100.0%	13,711,303	100.0%	$650,061,353	100.0%

In-Service Office Portfolio Largest Tenants as of December 31, 2024

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

William Morris Endeavor(2)	1	1	2037	252,401	1.4	$17,008,049	2.6
UCLA(3)	14	8	2025-2033	200,854	1.1	11,823,902	1.8
Morgan Stanley(4)	5	5	2027-2030	144,688	0.8	11,059,917	1.7
Equinox Fitness(5)	6	5	2029-2038	185,236	1.0	10,681,307	1.6
NKSFB	2	2	2030	135,066	0.8	6,950,547	1.1
Total	28	21		918,245	5.1%	$57,523,722	8.8%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Tenant has the option to terminate its lease in 2033.
(3)    Square footage (rounded) expires as follows: 4 leases totaling 119,000 square feet in 2025; 5 leases totaling 32,000 square feet in 2026; 1 lease totaling 8,000 square feet in 2028; 2 leases totaling 28,000 square feet in 2029; and 2 leases totaling 14,000 square feet in 2033.
(4)    Square footage (rounded) expires as follows: 89,000 square feet in 2027 and 30,000 square feet in 2028, and 26,000 square feet in 2030.
(5)    Square footage (rounded) expires as follows: 34,000 square feet in 2029; 46,000 square feet in 2035; 31,000 square feet in 2037 and 74,000 square feet in 2038.

In-Service Office Portfolio Industry Diversification as of December 31, 2024

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	565	19.2%
Financial Services	364	16.1%
Real Estate	317	13.4%
Entertainment	136	10.0%
Health Services	398	9.9%
Accounting & Consulting	296	9.0%
Retail	163	5.6%
Technology	93	5.0%
Insurance	89	3.1%
Public Administration	76	2.7%
Educational Services	38	2.6%
Manufacturing & Distribution	56	1.3%
Advertising	32	0.9%
Other	58	1.2%
Total	2,681	100.0%

In-Service Office Portfolio Lease Expirations as of December 31, 2024 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2024	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	78	276,441	1.6%	$10,634,698	1.6%	$38.47	$38.47
2025	588	2,175,630	12.4	103,472,304	15.9	47.56	48.25
2026	541	2,296,875	13.1	106,651,942	16.5	46.43	48.73
2027	458	2,134,512	12.2	101,348,084	15.6	47.48	51.39
2028	360	1,682,178	9.6	78,718,502	12.1	46.80	51.97
2029	234	1,289,692	7.3	57,825,703	8.9	44.84	51.43
2030	147	1,180,015	6.7	58,829,972	9.1	49.86	55.93
2031	90	630,104	3.6	30,061,478	4.6	47.71	57.02
2032	52	490,897	2.8	22,927,465	3.5	46.71	58.31
2033	53	389,428	2.2	20,247,403	3.1	51.99	68.86
2034	34	276,705	1.6	12,387,505	1.9	44.77	62.25
Thereafter	46	888,826	5.1	46,956,297	7.2	52.83	74.73
Subtotal/weighted average	2,681	13,711,303	78.2	650,061,353	100.0	47.41	53.39
Signed leases not commenced		329,125	1.9
Available		3,316,355	18.9
Building management use		107,145	0.6
BOMA adjustment (3)		60,530	0.4
Total/Weighted Average	2,681	17,524,458	100.0%	$650,061,353	100.0%	$47.41	$53.39
_____________________________________________________
(1)Represents Annualized Rent at December 31, 2024 divided by leased square feet.
(2)Represents Annualized Rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Office Portfolio Tenant Improvements and Leasing Commissions

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2024	2023	2022
Renewal leases(1)
Number of leases	556	576	571
Square feet	2,763,902	2,359,780	2,416,521
Tenant improvement costs per square foot (2)	$16.37	$11.15	$11.06
Leasing commission costs per square foot (2)	9.71	5.98	5.86
Total costs per square foot (2)	$26.08	$17.13	$16.92

New leases(1)
Number of leases	298	289	343
Square feet	881,884	792,716	1,225,024
Tenant improvement costs per square foot (2)	$20.17	$21.69	$27.68
Leasing commission costs per square foot (2)	8.46	7.39	9.26
Total costs per square foot (2)	$28.63	$29.08	$36.94

Total leases(1)
Number of leases	854	865	914
Square feet	3,645,786	3,152,496	3,641,545
Tenant improvement costs per square foot (2)	$17.29	$13.80	$16.65
Leasing commission costs per square foot (2)	9.41	6.34	7.01
Total costs per square foot (2)	$26.70	$20.14	$23.66
______________________________________________________
(1)Excludes square feet for ancillary retail space.
(2)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Consolidated Office Portfolio Recurring Capital Expenditures

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2024	2023	2022

Recurring Capital Expenditures(1)	$3,324,572	$3,279,814	$4,224,496
Total square feet(1)	14,851,645	14,851,645	14,851,378
Recurring Capital Expenditures per square foot(1)	$0.22	$0.22	$0.28
____________________________________________________
(1)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2024, we excluded ten properties with an aggregate 2.7 million square feet.
•For 2023, we excluded ten properties with an aggregate 2.7 million square feet.
•For 2022, we excluded eleven properties with an aggregate 2.8 million square feet.

In-Service Multifamily Portfolio Summary as of December 31, 2024

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	3	940	21%
West Los Angeles	6	964	22%
Honolulu	4	2,487	57
Total	13	4,391	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	98.8%	$50,410,704	$4,532
West Los Angeles	98.7	54,535,128	4,799
Honolulu	99.3	69,549,132	2,352
Total / Weighted Average	99.1%	$174,494,964	$3,352
_______________________________________________________
(1)    The multifamily portfolio also includes: (i) 72,613 square feet consisting of ancillary retail space at three properties and the remaining office space at a building undergoing conversion from office to residential, and (ii) 712 apartment units at Barrington Plaza which is undergoing redevelopment. These items are not included in this table.

Multifamily Portfolio Recurring Capital Expenditures

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2024	2023	2022

Recurring Capital Expenditures(1)(2)	$3,342,407	$2,978,083	$3,092,613
Total units(1)(2)	4,015	4,013	3,925
Recurring Capital Expenditures per unit(1)(2)	$832	$747	$807
____________________________________________________
(1)Recurring Capital Expenditures include costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2024, when a tenant vacated one of these units, we incurred on average $61 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2024, we excluded two properties with an aggregate 457 units.
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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2024, the closing price of our common stock was $18.56.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024

Dividend declared	$0.19	$0.19	$0.19	$0.19

2023

Dividend declared	$0.19	$0.19	$0.19	$0.19

Holders of Record

We had seven holders of record of our common stock on February 7, 2025. Most of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2019 to December 31, 2024 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2019, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24

DEI	100.00	69.14	82.11	40.33	39.57	53.26
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
NAREIT Equity(1)	100.00	92.00	131.78	99.67	113.35	123.25
Peer group(2)	100.00	68.17	82.81	46.91	55.78	67.46

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of BXP, Inc. (BXP), Hudson Pacific Properties (HPP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), and Vornado Realty Trust (VNO).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Forward Looking Statements disclaimer and our consolidated financial statements and related notes in Item 15 of this Report.  During 2024, our results of operations were impacted by various transactions - see "Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below.

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
For the purpose of reporting key operating metrics, commencing with the fourth quarter of 2024, we are focused on the properties in our In-Service Portfolio. The In-Service Portfolio in the fourth quarter of 2024 consisted of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of one office property and one multifamily property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of December 31, 2024 were as follows:

	In-Service Portfolio	Development Portfolio	Total
Office Portfolio
Number of Properties	69	1	70
Rentable square feet	17,524,458	456,205	17,980,663
Multifamily Portfolio
Number of Properties	13	1	14
Number of Units	4,391	712	5,103

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	81.1%
Occupancy Rate	79.2%
Multifamily Portfolio Leased Rate	99.1%

Revenues by Segment and Location
During 2024, revenues from our Consolidated Portfolio were derived as follows:
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
•In connection with the Barrington Plaza loan, we signed a construction completion guarantee. See "Development Portfolio" further below for more information about Barrington Plaza.
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
During the fourth quarter of 2024:
•We acquired 17 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 872 OP Units for $17 thousand in cash.
•Interest rate swaps, which fixed the interest rate on a $200.0 million interest-only, floating-rate loan that matures in September 2026 for one of our wholly-owned subsidiaries, expired during October 2024, and the interest rate on the respective loan is now floating.
•Interest rate swaps, which fixed the interest rate on a $400.0 million interest-only, floating-rate loan that matures in November 2026 for one of our wholly-owned subsidiaries, expired during October 2024, and the interest rate on the respective loan is now floating.
•During December 2024, we closed a new $325.0 million loan for one of our JVs. The loan is secured by the JV's five office properties and matures in December 2028. The interest rate is SOFR + 2.5% and we used interest rate swaps to swap fix the rate at 6.36%. The swaps are effective on January 6, 2025. The loan requires monthly payments of principal and interest commencing on January 5, 2028 for twelve months based upon a 25-year principal amortization schedule. The loan replaced a $400.0 million loan which we paid off using proceeds from the new loan as well as cash on hand in the joint venture.
•We entered into a new consolidated JV in December 2024 that we manage and in which we own a 30% interest. The JV purchased a note receivable secured by a property. To fund the purchase of the secured note, the JV obtained a $61.8 million loan. The secured loan matures in January 2030. The interest rate is fixed at 6.0% until July 2027 and then increases to 6.25% for the remaining loan term.
During January 2025
•A consolidated JV that we manage, and in which we own a 30% interest, acquired a 17-story 247,000 square foot office property located at 10900 Wilshire Boulevard in Westwood. Title to the property was transferred following the purchase of a secured note by the respective JV. See Note 18 to our consolidated financial statements in Item 15 of this Report for more information regarding subsequent events.
See Notes 6, 8, 10 and 11 to our consolidated financial statements in Item 15 of this Report for more information regarding our unconsolidated Fund, debt, derivatives and equity, respectively.

Development Portfolio
Studio Plaza
Studio Plaza is a 456,000 square foot office property located in Burbank. Following the move-out of a long-term single tenant, we have begun extensive redevelopment of the property to convert it into a multi-tenant building. The development process is ongoing and we have begun leasing space to be occupied when the common areas and the related floors are completed. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

Barrington Plaza
During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of December 31, 2024, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 17 to our consolidated financial statements in Item 15 of this Report. We accelerated and recorded additional depreciation expense of $82.1 million for the year ended December 31, 2023, which is included in Depreciation and amortization on our consolidated statements of operations. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

Repositionings
We often strategically purchase properties with large vacancies or expected near-term lease roll-over and use our knowledge of the property and submarket to reposition the property for the optimal use and tenant mix. In addition, we may reposition properties already in our portfolio. The work we undertake to reposition a building typically takes months or even years, and could involve a range of improvements from a complete structural renovation to a targeted remodeling of selected spaces. During the repositioning, the affected property may display depressed rental revenues and occupancy levels that impact our operating results and, therefore, comparisons of our performance from period to period.

Rental Rate Trends - Total Portfolio

Office Rental Rates
The table below presents the average annual rental rate per leased square foot and the annualized lease transaction costs per leased square foot for leases executed in our total office portfolio during the respective periods. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2024	2023	2022	2021	2020

Average straight-line rental rate(1)(2)(4)(5)	$50.50	$42.97	$46.78	$44.99	$45.26
Annualized lease transaction costs(3)(4)(5)	$5.95	$5.53	$5.85	$4.77	$5.11

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
(5)Our office rental rates and lease transaction costs for the year ended December 31, 2024 were higher than historical periods as a result of a large tenant lease renewal during the three months ended March 31, 2024.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31, 2024

Rent Roll(1)(2)(3)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$50.03	$47.31	(5.4)%
Straight-line Rent	$44.47	$50.50	13.5%

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

Multifamily Rental Rates

The table below presents the average annual rental rate per leased unit for new tenants. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2024	2023	2022	2021	2020

Average annual rental rate - new tenants(1)(2)	$39,580	$36,070	$31,763	$29,837	$28,416

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
(iv) During 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.
(2)    Our multifamily rental rates were adversely impacted by the COVID-19 pandemic in 2020 but improved in 2021 and 2022.

Multifamily Rent Roll

The rent on leases subject to rent change during 2024 (new tenants and existing tenants undergoing annual rent review) was 2.4% higher on average than the prior rent for the same unit after adjusting for rent concessions. Commencing with the fourth quarter of 2024, the rent change includes only our In-Service Portfolio.

Occupancy Rates - Total Portfolio

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio. Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, and development and redevelopment projects. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	December 31,
Occupancy Rates as of:	2024	2023	2022	2021	2020

Office portfolio(1)	79.2%	81.0%	83.7%	84.9%	87.4%
Multifamily portfolio(2)	97.4%	96.7%	98.1%	98.0%	94.2%

	Year Ended December 31,
Average Occupancy Rates(3):	2024	2023	2022	2021	2020

Office portfolio(1)	80.1%	82.6%	84.2%	85.7%	89.5%
Multifamily portfolio(2)	97.0%	96.9%	97.9%	96.8%	94.2%

___________________________________________________
(1)Our office occupancy rate for 2024 was impacted by a large tenant lease expiration during the three months ended December 31, 2024. Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2020, 2021 and 2022.
(2)Excludes units vacated as part of removing Barrington Plaza from the rental market until June of 2023 and excludes the impact of Barrington Plaza entirely starting in July 2023. Our multifamily occupancy rates were adversely impacted by the COVID-19 pandemic during 2020 but recovered during 2021 and 2022.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

In-Service Office Portfolio Lease Expirations

As of December 31, 2024, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

_______________________________________________________________
(1) Average of the percentage of leases at December 31, 2021, 2022, and 2023 with the same remaining duration as the leases for the labeled year had at December 31, 2024. Acquisitions are included in the prior year average commencing in the quarter after the acquisition.

Results of Operations

Comparison of 2024 to 2023

Our operating results were adversely impacted by the effects of inflation and higher interest rates during 2024 and 2023.

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$683,901	$714,742	$(30,841)	(4.3)%	The decrease was primarily due to a decrease in rental revenues due to lower occupancy, and lower tenant recoveries. The lower tenant recoveries were primarily due to lower property taxes.
Office parking and other income	$112,503	$115,203	$(2,700)	(2.3)%	The decrease was primarily due to a one-time catch-up payment related to a ground lease reset dispute in 2023, partly offset by an increase in parking income due to higher parking rates.
Multifamily revenue	$190,074	$190,543	$(469)	(0.2)%	The decrease was primarily due to: (i) a decrease in revenues at our Barrington Plaza property, which we removed from service during the second quarter of 2023, (ii) lower accretion from below-market leases, and (iii) insurance proceeds received during the first quarter of 2023 for the 2020 Barrington Plaza fire. The decrease was partly offset by (i) an increase in revenues from new units at our Landmark Los Angeles development project and our Residences at Bishop Place conversion project, and (ii) higher rental rates.

Operating expenses

Office rental expenses	$285,352	$294,310	$8,958	3.0%	The decrease was primarily due to lower property taxes and lower repairs and maintenance expenses, partly offset by higher personnel and security expenses.
Multifamily rental expenses	$64,906	$67,323	$2,417	3.6%	The decrease was primarily due to a decrease in multifamily expenses at our Barrington Plaza property, which we removed from service during the second quarter of 2023, partly offset by an increase in multifamily expenses from new units at our Residences at Bishop Place conversion project.
General and administrative expenses	$45,356	$49,236	$3,880	7.9%	The decrease was primarily due to lower advocacy, legal and personnel expenses.
Depreciation and amortization	$384,048	$459,949	$75,901	16.5%	The decrease was primarily due to accelerated depreciation during 2023 related to removing units from service at our Barrington Plaza property.

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$28,019	$19,633	$8,386	42.7%	The increase was primarily due to an increase in interest income due to higher cash and cash equivalent balances during the year.
Other expenses	$(398)	$(1,032)	$634	61.4%	The decrease was primarily due to transaction costs during the first quarter of 2023 and lower expenses related to property management and other services provided to our unconsolidated fund.
Income (loss) from unconsolidated Fund	$2,593	$(34,643)	$37,236	107.5%	The increase was primarily due to an impairment charge of $36.2 million in 2023 related to our investment in our Fund.
Interest expense	$(229,442)	$(209,468)	$(19,974)	(9.5)%	The increase was primarily due to higher interest rates on our floating rate debt. The increase was partly offset by interest capitalized related to development activity.

Comparison of 2023 to 2022

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 for a comparison of our results of operations for 2023 compared to 2022.

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

FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income (loss) attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during 2024 and 2023.

	Year Ended December 31,
(In thousands)	2024	2023

Net income (loss) attributable to common stockholders(1)	$23,517	$(42,706)
Depreciation and amortization of real estate assets	384,048	459,949
Net loss attributable to noncontrolling interests	(15,929)	(33,134)
Adjustments attributable to unconsolidated Fund(1)(2)	4,579	39,194
Adjustments attributable to consolidated JVs (3)	(50,687)	(46,012)
FFO	$345,528	$377,291

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

Comparison of 2024 to 2023
During 2024, FFO decreased by $31.8 million, or 8.4%, to $345.5 million, compared to $377.3 million for 2023. The decrease was primarily due to: (i) lower office occupancy and tenant recoveries, (ii) higher interest expense, and (iii) the removal of our Barrington Plaza property from service during the second quarter of 2023. The decrease was partly offset by (i) higher interest income, (ii) lower office property taxes, (iii) new units from our multifamily development projects, (iv) higher multifamily rental rates, and (v) lower general and administrative expenses.
Comparison of 2023 to 2022
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 for a comparison of our FFO for 2023 compared to 2022.

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

Comparison of 2024 to 2023:

Our Same Properties for 2024 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 11 multifamily properties with an aggregate 3,569 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during 2024 and 2023.

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change	%	Commentary
	(In thousands)

Office revenues	$769,882	$795,768	$(25,886)	(3.3)%
The decrease was primarily due to a decrease in rental revenues due to lower occupancy, and lower tenant recoveries. The decrease in tenant recoveries was primarily due to lower property taxes. The decrease was partly offset by higher parking income, due to higher parking rates.

Office expenses	(282,634)	(291,061)	8,427	2.9%	The decrease was primarily due to lower property taxes and repairs and maintenance expenses. The decrease was partly offset by higher personnel and security expenses.
Office NOI	487,248	504,707	(17,459)	(3.5)%

Multifamily revenues	144,084	141,640	2,444	1.7%	The increase was primarily due to an increase in rental revenues due to higher rental rates, partly offset by lower accretion from below-market leases.
Multifamily expenses	(44,894)	(44,547)	(347)	(0.8)%	The increase was primarily due to higher personnel expenses and professional fees. The increase was partly offset by lower utility expenses and lower property taxes.
Multifamily NOI	99,190	97,093	2,097	2.2%

Total NOI	$586,438	$601,800	$(15,362)	(2.6)%

Reconciliation to GAAP

The table below presents a reconciliation of Net income (loss) attributable to common stockholders (the most directly comparable GAAP measure) to NOI and Same Property NOI:

	Year Ended December 31,
(In thousands)	2024	2023

Net income (loss) attributable to common stockholders	$23,517	$(42,706)
Net loss attributable to noncontrolling interests	(15,929)	(33,134)
Net income (loss)	7,588	(75,840)
General and administrative expenses	45,356	49,236
Depreciation and amortization	384,048	459,949
Other income	(28,019)	(19,633)
Other expenses	398	1,032
(Income) loss from unconsolidated Fund	(2,593)	34,643
Interest expense	229,442	209,468
NOI	$636,220	$658,855

Same Property NOI by Segment

Same property office revenues	$769,882	$795,768
Same property office expenses	(282,634)	(291,061)
Same Property Office NOI	487,248	504,707

Same property multifamily revenues	144,084	141,640
Same property multifamily expenses	(44,894)	(44,547)
Same Property Multifamily NOI	99,190	97,093

Same Property NOI	586,438	601,800
Non-comparable office revenues	26,522	34,177
Non-comparable office expenses	(2,718)	(3,249)
Non-comparable multifamily revenues	45,990	48,903
Non-comparable multifamily expenses	(20,012)	(22,776)
NOI	$636,220	$658,855

Comparison of 2023 to 2022

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 for a comparison of our same property NOI for 2023 compared to 2022.

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions, and discretionary share repurchases. During 2024, we generated cash from operations of $408.7 million. As of December 31, 2024, we had $444.6 million of cash and cash equivalents. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations. With respect to our short-term debt maturities, we expect to refinance or extend them prior to maturity. We are currently in the process of negotiating an amendment and extension of a $335.0 million loan secured by a wholly-owned office property that matures on March 03, 2025. If the amendment and extension is not finalized by the due date, the holding period and carrying value for the asset encumbered by the loan may be affected.

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

We generally only use non-recourse debt, secured by our properties. As of the date of this report, approximately 44% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 8 and 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.
Certain Contractual Obligations

See the following notes to our consolidated financial statements in Item 15 of this Report for information regarding our contractual commitments:

•Note 4 - minimum future ground lease payments;
•Note 8 - minimum future principal payments for our secured notes payable, and the interest rates that determine our future periodic interest payments; and
•Note 17 - contractual commitments and guarantees.

Off-Balance Sheet Arrangements

Unconsolidated Fund Debt

Our Fund, Partnership X, has its own secured non-recourse debt and interest rate swaps. We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs related to that loan, and we have also guaranteed the interest rate swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2024, all of the obligations under the respective loan and swap agreements have been performed in accordance with the terms of those agreements. See "Guarantees" in Note 17 to our consolidated financial statements in Item 15 of this Report for more information about our Fund's debt and swaps, and the respective guarantees.

Cash Flows

Comparison of 2024 to 2023

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during 2024 and 2023.

	Year Ended December 31,		Increase (Decrease) In Cash	%
	2024	2023
	(In thousands)

Net cash provided by operating activities(1)	$408,693	$426,964	$(18,271)	(4.3)%
Net cash used in investing activities(2)	$(240,761)	$(233,590)	$(7,171)	(3.1)%
Net cash (used in) provided by financing activities(3)	$(246,463)	$60,871	$(307,334)	(504.9)%

___________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $18.3 million was primarily due to: (i) lower office occupancy and tenant recoveries, (ii) higher interest expense, and (iii) the removal of our Barrington Plaza property from service during the second quarter of 2023. The decrease was partly offset by (i) higher cash provided by working capital, (ii) higher interest income, (iii) lower office property taxes, (iv) new units from our multifamily development projects, (v) higher multifamily rental rates, and (vi) lower general and administrative expenses.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $7.2 million was primarily due to the purchase of a note receivable partly offset by a decrease in capital expenditures for improvements to real estate.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $307.3 million was primarily due to lower proceeds from borrowings and higher repayments of borrowings, partly offset by the repurchase of common stock during the prior period and higher contributions from noncontrolling interests in consolidated JVs during the current period.

Comparison of 2023 to 2022

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024 for a comparison of our cash flows for 2023 compared to 2022.

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

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental revenues and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets during 2024, 2023 or 2022.

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

Charges for uncollectible amounts related to tenant receivables and deferred rent receivables reduced our rental revenues and tenant recoveries by $1.0 million, $0.8 million, and $0.6 million in 2024, 2023 and 2022, respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $0.9 million, $4.4 million, and $3.6 million in 2024, 2023, and 2022, respectively.
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

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.5 million, $2.6 million and $2.2 million during 2024, 2023 and 2022, respectively.

Stock-Based Compensation

We award stock-based compensation to certain employees and non-employee directors in the form of LTIP Units. We recognize the fair value of the awards over the requisite vesting period, which is based upon service. The fair value of the awards is based upon the market value of our common stock on the grant date and a discount for post-vesting restrictions.

Our estimate of the discount for post-vesting restrictions requires judgment. If our estimate of the discount is too high or too low, it would result in the fair value of the awards that we make being too low or too high, respectively, which would result in an under- or over-expense of stock-based compensation, respectively, and this under- or over-expensing of stock-based compensation would result in our net income being overstated or understated, respectively. Stock-based compensation expense was $21.0 million, $19.8 million and $21.0 million for 2024, 2023 and 2022, respectively. The impact of changing the discount rate by 5% would result in a change to our stock-based compensation expense and net income of $1.1 million, $1.0 million and $1.1 million during 2024, 2023 and 2022, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of December 31, 2024, the interest rates for 58% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 15% were capped with interest rate caps. As of December 31, 2024, the maximum amount the interest expense on our capped-rate borrowings could increase by is $21.7 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

Our use of interest rate swaps and caps also exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. See Note 10 to our consolidated financial statements in Item 15 of this Report for more information regarding our interest rate swaps and caps.

Unhedged Floating-Rate Borrowings

As of December 31, 2024, the interest rates for 27% of our consolidated borrowings were floating. As of December 31, 2024, the interest expense for our unhedged floating-rate borrowings would increase by $15.0 million per year for every one hundred basis point increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our floating rate debt.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2024, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-4, respectively, and are incorporated herein by reference.

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2024:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	4,615	(2)	$—	(3)	12,749
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2024.
(2)    Consists of 2.7 million vested and 1.9 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services

Our Independent Registered Public Accounting Firm is Ernst & Young LLP, Los Angeles California, PCAOB Firm ID: 42. The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	59
Signatures	61
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 4
Consolidated Balance Sheets	F- 5
Consolidated Statements of Operations	F- 6
Consolidated Statements of Comprehensive Income (Loss)	F- 7
Consolidated Statements of Equity	F- 8
Consolidated Statements of Cash Flows	F- 10
Notes to Consolidated Financial Statements	F- 11
Overview	F- 11
Summary of Significant Accounting Policies	F- 12
Investment in Real Estate	F- 19
Ground Lease	F- 20
Acquired Lease Intangibles	F- 21
Investments in Unconsolidated Fund	F- 22
Other Assets	F- 23
Secured Notes Payable, Net	F- 24
Interest Payable, Accounts Payable and Deferred Revenue	F- 26
Derivative Contracts	F- 27
Equity	F- 29
EPS	F- 31
Stock-Based Compensation	F- 32
Fair Value of Financial Instruments	F- 34
Segment Reporting	F- 36
Future Minimum Lease Receipts	F- 37
Commitments, Contingencies and Guarantees	F- 38
Subsequent Events	F- 39
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 40

Note: All other schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Exhibits

(a)(3) exhibits

Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
4.1	Form of Certificate of Common Stock of Douglas Emmett, Inc.	(5)
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	(6)
10.1	Form of Agreement of Limited Partnership of Douglas Emmett Properties, LP.	(5)
10.2	Registration Rights Agreement among Douglas Emmett, Inc. and the Initial Holders named therein. +	(7)
10.3	Form of Indemnification Agreement between Douglas Emmett, Inc. and its directors and officers. +	(8)
10.4	Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan. +	(9)
10.5	Form of Douglas Emmett Properties, LP Partnership Unit Designation – 2016 LTIP Units. +	(10)
10.6	Form of Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan LTIP Unit Award Agreement. +*
10.7	Employment agreement dated January 1, 2024 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Jordan Kaplan. +	(11)
10.8	Employment agreement dated January 1, 2024 between Douglas Emmett, Inc., Douglas Emmett Properties, LP and Kenneth Panzer. +	(11)
19.1	Insider Trading Compliance Policy and Procedures*
21.1	List of Subsidiaries of the Registrant. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	(12)
97.1	Douglas Emmett, Inc. Policy for Recovery of Erroneously Awarded Compensation.	(13)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed with this Annual Report on Form 10-K .
+	Denotes management contract or compensatory plan, contract or arrangement.
(1)	Filed with Amendment No. 6 to Form S-11 on October 19, 2006 and incorporated herein by this reference. (File number 333-135082)
(2)	Filed with Form 8-K on September 6, 2013 and incorporated herein by this reference. (File number 001-33106)
(3)	Filed with Form 8-K on October 30, 2006 and incorporated herein by this reference. (File number 001-33106)
(4)	Filed with Form 8-K on April 9, 2018 and incorporated herein by this reference. (File number 001-33106)

Exhibits (continued)

(5)	Filed with Amendment No. 3 to Form S-11 on October 3, 2006 and incorporated herein by this reference. (File number 333-135082)
(6)	Filed with Form 10-K on February 18, 2022 and incorporated herein by this reference. (File number 001-33106)
(7)	Filed with Form S-11 on June 16, 2006 and incorporated herein by this reference. (File number 333-135082)
(8)	Filed with Amendment No. 2 to Form S-11 on September 20, 2006 and incorporated herein by this reference. (File number 333-135082)
(9)	Filed with Definitive Proxy Statement on April 14, 2023 and incorporated herein by this reference. (File number 001-33106)
(10)	Filed with Form 8-K on December 12, 2016 and incorporated herein by this reference. (File number 001-33106)
(11)	Filed with Form 8-K on January 3, 2024 and incorporated herein by this reference. (File number 001-33106)
(12)	In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-K or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.
(13)	Filed with Form 10-K on February 16, 2024 and incorporated herein by this reference. (File number 001-33106)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 14, 2025		Jordan L. Kaplan
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 14, 2025.

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

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of investment in real estate
Description of the Matter
The Company’s net investment in real estate totaled $8.6 billion as of December 31, 2024. As discussed in Note 2 to the consolidated financial statements, on a periodic basis and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, the Company assesses whether there has been an impairment in the carrying value of its properties. When indicators of impairment are present for a property, management calculates the future undiscounted cash flows expected to be generated by the property and compares it to the property’s carrying value to determine whether an impairment occurred. Based on its assessment, management concluded that no impairment occurred for the year ended December 31, 2024.
The Company’s evaluation of impairment indicators was based on qualitative and quantitative factors including consideration of potential decreases in the market prices of long-lived assets and the impact of current economic trends. When required, the estimation of undiscounted future cash flow includes management’s assumptions regarding future occupancy, rental revenues and operating costs. Auditing the Company's impairment assessment for real estate assets was challenging because of the high degree of auditor judgment necessary to evaluate management’s identification of indicators of potential impairment. When indicators of potential impairment were identified, auditing the Company’s evaluation of whether its real estate assets are recoverable was complex and involved a high degree of subjectivity in evaluating management’s assumptions in estimating the future cash flows based on assumptions about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment existed for the Company’s real estate assets, and considering the potential impact of debt maturities and lease expirations on management's ability to hold the properties over the expected term. Our procedures included obtaining evidence to corroborate such judgments and consideration of contrary evidence. For properties with identified indicators of potential impairment, we performed audit procedures over the Company’s estimation of the properties’ undiscounted future cash flows. For example, we compared significant assumptions to historical operating results and market data. We also tested the mathematical accuracy of management’s forecasted cash flows and, for certain assumptions, performed sensitivity analyses to evaluate the changes in the undiscounted cash flows that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1995.
Los Angeles, California
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 14, 2025

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Investment in real estate, gross	$12,495,252	$12,405,814
Less: accumulated depreciation and amortization	(3,916,625)	(3,652,630)
Investment in real estate, net	8,578,627	8,753,184
Ground lease right-of-use asset	7,438	7,447
Cash and cash equivalents	444,623	523,082
Tenant receivables	4,242	6,096
Deferred rent receivables	117,570	115,321
Acquired lease intangible assets, net	2,487	2,971
Interest rate contract assets	77,620	170,880
Investment in unconsolidated Fund	23,770	15,977
Other assets	147,323	49,260
Total Assets	$9,403,700	$9,644,218

Liabilities
Secured notes payable, net	$5,498,022	$5,543,171
Ground lease liability	10,822	10,836
Interest payable, accounts payable and deferred revenue	131,011	131,237
Security deposits	62,449	61,958
Acquired lease intangible liabilities, net	11,331	19,838
Dividends payable	31,825	31,781
Total Liabilities	5,745,460	5,798,821

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,435,259 and 167,206,267 outstanding at December 31, 2024 and December 31, 2023, respectively	1,674	1,672
Additional paid-in capital	3,396,452	3,392,955
Accumulated other comprehensive income	54,917	115,917
Accumulated deficit	(1,394,394)	(1,290,682)
Total Douglas Emmett, Inc. stockholders' equity	2,058,649	2,219,862
Noncontrolling interests	1,599,591	1,625,535
Total Equity	3,658,240	3,845,397
Total Liabilities and Equity	$9,403,700	$9,644,218

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Office rental
Rental revenues and tenant recoveries	$683,901	$714,742	$724,131
Parking and other income	112,503	115,203	100,442
Total office revenues	796,404	829,945	824,573

Multifamily rental
Rental revenues	174,278	174,296	152,314
Parking and other income	15,796	16,247	16,765
Total multifamily revenues	190,074	190,543	169,079

Total revenues	986,478	1,020,488	993,652

Operating Expenses
Office expenses	285,352	294,310	284,522
Multifamily expenses	64,906	67,323	49,299
General and administrative expenses	45,356	49,236	45,405
Depreciation and amortization	384,048	459,949	372,798
Total operating expenses	779,662	870,818	752,024

Other income	28,019	19,633	4,587
Other expenses	(398)	(1,032)	(714)
Income (loss) from unconsolidated Fund	2,593	(34,643)	1,224
Interest expense	(229,442)	(209,468)	(150,185)
Net income (loss)	7,588	(75,840)	96,540
Net loss attributable to noncontrolling interests	15,929	33,134	605
Net income (loss) attributable to common stockholders	$23,517	$(42,706)	$97,145

Net income (loss) per common share – basic and diluted	$0.13	$(0.26)	$0.55

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net income (loss)	$7,588	$(75,840)	$96,540
Other comprehensive (loss) income: cash flow hedges	(90,965)	(100,031)	325,548
Comprehensive (loss) income	(83,377)	(175,871)	422,088
Comprehensive loss (income) attributable to noncontrolling interests	45,894	62,019	(99,106)
Comprehensive (loss) income attributable to common stockholders	$(37,483)	$(113,852)	$322,982

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2024	2023	2022

Shares of Common Stock	Beginning balance	167,206	175,810	175,529
	Exchange of OP Units for common stock	229	468	281
	Repurchases of common stock	—	(9,072)	—
	Ending balance	167,435	167,206	175,810

Common Stock	Beginning balance	$1,672	$1,758	$1,755
	Exchange of OP Units for common stock	2	5	3
	Repurchases of common stock	—	(91)	—
	Ending balance	$1,674	$1,672	$1,758

Additional Paid-in Capital	Beginning balance	$3,392,955	$3,493,307	$3,488,886
	Exchange of OP Units for common stock	3,501	7,736	4,597
	Repurchases of OP Units with cash	(4)	1,054	(176)
	Repurchases of common stock	—	(109,142)	—
	Ending balance	$3,396,452	$3,392,955	$3,493,307

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$115,917	$187,063	$(38,774)
	Cash flow hedge adjustments	(61,000)	(71,146)	225,837
	Ending balance	$54,917	$115,917	$187,063

Accumulated Deficit	Beginning balance	$(1,290,682)	$(1,119,714)	$(1,035,798)
	Net income (loss) attributable to common stockholders	23,517	(42,706)	97,145
	Dividends	(127,229)	(128,262)	(181,061)
	Ending balance	$(1,394,394)	$(1,290,682)	$(1,119,714)

Noncontrolling Interests	Beginning balance	$1,625,535	$1,713,369	$1,570,484
	Net loss attributable to noncontrolling interests	(15,929)	(33,134)	(605)
	Cash flow hedge adjustments	(29,965)	(28,885)	99,711
	Contributions	28,000	125	81,000
	Distributions	(31,590)	(40,589)	(58,969)
	Exchange of OP Units for common stock	(3,503)	(7,741)	(4,600)
	Repurchases of OP Units with cash	(134)	(3,460)	(161)
	Stock-based compensation	27,177	25,850	26,509
	Ending balance	$1,599,591	$1,625,535	$1,713,369

Statement continues on the following page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2024	2023	2022

Total Equity	Beginning balance	$3,845,397	$4,275,783	$3,986,553
	Net income (loss)	7,588	(75,840)	96,540
	Cash flow hedge adjustments	(90,965)	(100,031)	325,548
	Repurchases of OP Units with cash	(138)	(2,406)	(337)
	Repurchases of common stock	—	(109,233)	—
	Contributions	28,000	125	81,000
	Dividends	(127,229)	(128,262)	(181,061)
	Distributions	(31,590)	(40,589)	(58,969)
	Stock-based compensation	27,177	25,850	26,509
	Ending balance	$3,658,240	$3,845,397	$4,275,783

	Dividends declared per common share	$0.76	$0.76	$1.03

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$7,588	$(75,840)	$96,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from unconsolidated Fund	(2,593)	34,643	(1,224)
Depreciation and amortization	384,048	459,949	372,798
Net accretion of acquired lease intangibles	(8,023)	(10,961)	(11,255)
Straight-line rent	(2,248)	(342)	169
Loan premium amortized and written off	(333)	(460)	(460)
Deferred loan costs amortized and written off	9,335	8,858	7,943
Amortization of stock-based compensation	21,038	19,834	21,025
Operating distributions from unconsolidated Fund	1,224	1,288	1,224
Purchase of interest rate caps	—	(1,622)	—
Change in working capital components:
Tenant receivables	1,854	783	6,248
Interest payable, accounts payable and deferred revenue	(4)	6,248	(1,399)
Security deposits	491	529	4,832
Other assets	(3,684)	(15,943)	447
Net cash provided by operating activities	408,693	426,964	496,888

Investing Activities
Capital expenditures for improvements to real estate	(167,337)	(189,157)	(162,364)
Capital expenditures for developments and purchase of note receivable secured by real estate	(72,052)	(41,480)	(75,754)
Insurance recoveries for damage to real estate	3,573	2,181	5,716
Property acquisition	—	—	(330,470)
Acquisition of additional interest in unconsolidated Fund	(5,214)	(5,214)	—
Capital distributions from unconsolidated Fund	269	80	1,919
Net cash used in investing activities	(240,761)	(233,590)	(560,953)

Financing Activities
Proceeds from borrowings	325,000	505,000	245,000
Repayment of borrowings	(434,902)	(155,862)	(70,823)
Loan cost payments	(5,648)	(6,269)	(2,032)
Purchase of interest rate caps	—	—	(481)
Proceeds from sale of interest rate cap	—	—	444
Contributions from noncontrolling interests in consolidated JVs	28,000	125	81,000
Distributions paid to noncontrolling interests	(31,590)	(40,589)	(58,969)
Dividends paid to common stockholders	(127,185)	(129,895)	(196,805)
Repurchases of OP Units	(138)	(2,406)	(337)
Repurchases of common stock	—	(109,233)	—
Net cash (used in) provided by financing activities	(246,463)	60,871	(3,003)

(Decrease) increase in cash and cash equivalents and restricted cash	(78,531)	254,245	(67,068)
Cash and cash equivalents and restricted cash - beginning balance	523,183	268,938	336,006
Cash and cash equivalents and restricted cash - ending balance	$444,652	$523,183	$268,938

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2024	2023	2022

Cash and cash equivalents	$444,623	$523,082	$268,837
Restricted cash (included in Other assets on our consolidated balance sheets)	29	101	101
Cash and cash equivalents and restricted cash	$444,652	$523,183	$268,938

Supplemental Cash Flows Information

	Year Ended December 31,
	2024	2023	2022

Cash paid for interest, net of capitalized interest	$219,503	$195,952	$141,427
Capitalized interest paid	$8,724	$1,474	$9,101

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$15,831	$16,540	$33,783
Capitalized stock-based compensation for improvements to real estate and developments	$6,139	$6,016	$5,479
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$114,158	$102,114	$100,050
Removal of fully amortized acquired lease intangible assets	$203	$427	$1,438
Removal of fully accreted acquired lease intangible liabilities	$13,304	$16,843	$11,900

Non-cash Financing Transactions
Gain recorded in AOCI - consolidated derivatives	$47,896	$45,364	$326,396
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$5,417	$585	$3,780
Dividends declared	$127,229	$128,262	$181,061
Exchange of OP Units for common stock	$3,503	$7,741	$4,600
Seller financing of note receivable purchase	$61,750	$—	$—

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

At December 31, 2024, our Consolidated Portfolio consisted of (i) a 17.6 million square foot office portfolio, (ii) 4,472 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. We also manage and own an equity interest in an unconsolidated Fund which, at December 31, 2024, owned an additional 0.4 million square feet of office space. We manage our unconsolidated Fund alongside our Consolidated Portfolio, and we therefore present the statistics for our office portfolio on a Total Portfolio basis. As of December 31, 2024, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.73 billion and $3.76 billion as of December 31, 2024 and December 31, 2023. See Note 8. We also consolidate five JVs through our Operating Partnership. We consolidate our Operating Partnership and our five JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2024, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.77 billion (of which $3.38 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.86 billion (of which $1.80 billion related to debt).

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

Real Estate Held for Sale

Properties are classified as held for sale on our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2024 and 2023, we did not have any properties held for sale.

Dispositions

Recognition of gains or losses from sales of investments in real estate requires that we meet certain revenue recognition criteria and transfer control of the real estate to the buyer. The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it. We did not sell any properties during 2024, 2023 and 2022.

Cost Capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, on our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2024, 2023 and 2022, we capitalized $43.2 million, $38.0 million and $59.7 million of costs related to our developments, respectively, which included $8.7 million, $1.5 million and $9.1 million of capitalized interest, respectively.

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

Investment in Unconsolidated Fund
As of December 31, 2024 and 2023, we managed and owned an equity interest in one unconsolidated Fund. See Note 6. We account for our investment in our unconsolidated Fund using the equity method because we have significant influence but not control over the Fund. Under the equity method, we initially recorded our investment in our Fund at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjust the investment balance for: (i) our share of the Fund's net income or losses, (ii) our share of the Fund's other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund. If we sell our interest in the Fund, or if the Fund qualifies for consolidation, we would remove our investment in our unconsolidated Fund from our consolidated balance sheets.
Our investment in our unconsolidated Fund is included in Investment in unconsolidated Fund on the consolidated balance sheets. Our share of our Fund's accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) on our consolidated balance sheets. As of December 31, 2024 and 2023, the total investment basis difference included in our investment balance in our unconsolidated Fund was $4.0 million and $4.1 million, respectively. Our share of the net income or losses from our Fund is included in Income (loss) from unconsolidated Fund in our consolidated statements of operations.

We periodically assess whether there has been any impairment that is other than temporary in our investment in our unconsolidated Fund. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the decline is other-than-temporary. Based upon such periodic assessments, we recorded an impairment charge of $36.2 million during 2023. The impairment charge we recorded during 2023 is included in Income (loss) from unconsolidated Fund on our consolidated statement of operations. We did not record any impairment charges during 2024 and 2022.

On January 1, 2025, we amended the Fund's operating agreement such that the Fund became a VIE, and as the primary beneficiary of the VIE we will commence consolidating the JV on January 1, 2025. The results of the consolidated JV will be included in our operating results from January 1, 2025 and we will no longer account for this investment using the equity method.

Impairment of Long-Lived Assets
We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the carrying value is not recoverable. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2024, 2023 or 2022.

Cash and Cash Equivalents

We consider short-term investments with maturities of three months or less when purchased to be cash equivalents.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Rental Revenues and Tenant Recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Parking revenues are included in office Parking and other income on our consolidated statements of operations. See "Office parking revenues" disclosure further below. All of our tenant leases are classified as operating leases. For lease terms exceeding one year, rental income is recognized on a straight-line basis over the lease term. Rental revenue from month-to-month leases or leases with no scheduled rent increases or other adjustments is recognized on a monthly basis when earned.

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, in accordance with our policy, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred. The amounts billed to tenants during 2024, 2023 and 2022 were not material. Tenant recoveries were $50.1 million, $61.6 million and $58.2 million in 2024, 2023 and 2022, respectively.

Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement.

Lease Terminations
Lease termination fees, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $2.6 million, $5.2 million and $1.3 million during 2024, 2023 and 2022, respectively.

Tenant Improvements
Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which is included in Rental revenues and tenant recoveries on our consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $7.0 million, $5.8 million and $4.8 million during 2024, 2023 and 2022, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Parking and Other Income

Office Parking Revenues

Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $94.2 million, $92.2 million and $84.9 million in 2024, 2023 and 2022, respectively, and are included in office Parking and other income on our consolidated statements of operations. Office parking receivables were $1.2 million and $0.8 million as of December 31, 2024 and 2023, respectively, and are included in Tenant receivables on our consolidated balance sheets.

Ground Lease Revenues

We own two parcels of land from which we receive rent under ground leases. We account for our ground lease revenues as operating leases in accordance with Topic 842. Ground lease revenues were $3.4 million, $7.9 million and $2.1 million in 2024, 2023 and 2022, respectively, and are included in office Parking and other income on our consolidated statements of operations.

Insurance Recoveries

The amount by which insurance recoveries related to property damage exceed any losses recognized from that damage are recorded as Other income on our consolidated statements of operations when payment has been received or confirmation of the amount of proceeds has been received.

In January 2020, there was a fire in one of our residential property buildings. We carry comprehensive liability and property insurance covering all of the properties in our portfolio under blanket insurance policies to cover these kinds of losses. We recorded $1.3 million and $3.9 million of business interruption revenues during 2023 and 2022, respectively, which is included in Multifamily rental - Parking and other income on our consolidated statements of operations.

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
Segment Information

Segment information is prepared on the same basis that our chief operating decision maker (CODM) reviews information to assess performance and make resource allocation decisions. We operate two business segments: the acquisition, development, ownership and management of office real estate, and the acquisition, development, ownership and management of multifamily real estate. The services for our office segment include primarily rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include primarily rental of apartments and other tenant services, including parking and storage space rental. See Note 15 for our segment disclosures.

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

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. Our TRS did not have significant tax provision or deferred income tax items for 2024, 2023 or 2022. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

ASUs Adopted

ASU 2023-07 "Improvements to Reportable Segment Disclosures" (Topic 280 - "Segment Reporting")

In November 2023, the FASB issued ASU No. 2023-07, which provides guidance on improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The requirements in the ASU should be applied on a retrospective basis. We adopted the ASU for our fiscal year ended December 31, 2024 and provided additional segment disclosures. See Note 15.

ASUs Not Yet Adopted

ASU 2024-03 "Disaggregation of Income Statement Expenses" (Subtopic 220-40 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures)

In November 2024, the FASB issued ASU No. 2024-03, which provides guidance on disaggregation of income statement expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The requirements in the ASU should be applied on a prospective or retrospective basis. We expect to provide additional disclosures regarding our expenses in our future financial statement disclosures when we adopt the ASU.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2024	December 31, 2023

Land	$1,185,977	$1,185,977
Buildings and improvements(1)	10,190,502	10,142,410
Tenant improvements and lease intangibles	1,032,373	1,020,988
Property under development(1)	86,400	56,439
Investment in real estate, gross	$12,495,252	$12,405,814
__________________________________________________________________________________
(1) Property under development balances transferred to Building and improvements for real estate placed into service were $13.3 million and $51.6 million during 2024 and 2023, respectively.

2022 Property Acquisition

Acquisition of 1221 Ocean Avenue

On April 26, 2022, we paid $330 million, excluding acquisition costs, to acquire a luxury multifamily apartment building with 120 units, located at 1221 Ocean Avenue in Santa Monica. We acquired the property through a new consolidated JV that we manage and in which we own a 55% interest. We accounted for the acquisition as an asset acquisition and the acquired property's operating results are included in our consolidated operating results from the date of acquisition. The table below summarizes the purchase price allocation for the acquisition. The contract price and the purchase price allocation total in the table below differ due to acquisition costs, prorations and similar adjustments:

(In thousands)	Purchase Price Allocation

Land	$22,086
Buildings and improvements	319,666
Tenant improvements and lease intangibles	8,879
Acquired below-market leases	(18,542)
Other liabilities assumed	(1,619)
Net assets and liabilities acquired	$330,470

Barrington Plaza

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

As of December 31, 2024, the ground lease right-of-use asset carrying value was $7.4 million, and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $733 thousand during 2024, 2023 and 2022.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2024:

Year ending December 31,	(In thousands)

2025	$733
2026	733
2027	733
2028	733
2029	733
Thereafter	41,780
Total future minimum ground lease payments	$45,445

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2024	December 31, 2023

Above-market tenant leases	$4,338	$4,541
Above-market tenant leases - accumulated amortization	(2,694)	(2,430)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(309)	(292)
Acquired lease intangible assets, net	$2,487	$2,971

Below-market tenant leases	$34,704	$48,008
Below-market tenant leases - accumulated accretion	(23,373)	(28,170)
Acquired lease intangible liabilities, net	$11,331	$19,838

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$8,040	$10,978	$11,272
Amortization of an above-market ground lease asset(2)	(17)	(17)	(17)
Total	$8,023	$10,961	$11,255
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2024.

Year ending December 31,	Net increase (decrease) to revenues

(In thousands)
2025	$5,331
2026	2,547
2027	1,295
2028	743
2029	184
Thereafter	(1,256)
Total	$8,844

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investment in Unconsolidated Fund

Description of our Fund

As of December 31, 2024, we managed and owned an equity interest of 74.0% in an unconsolidated Fund, Partnership X, through which we and another investor in the Fund owned two office properties totaling 0.4 million square feet. During 2022 and 2023, we owned an equity interest of 33.5% in the Fund. On December 31, 2023, we purchased an additional 20.2% equity interest in the Fund which increased our equity interest in the Fund to 53.8%. On February 29, 2024, we purchased an additional 20.2% equity interest in the Fund which increased our equity interest in the Fund to 74.0%.

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

	Year Ended December 31,
(In thousands)	2024	2023	2022

Operating distributions received	$1,224	$1,288	$1,224
Capital distributions received	269	80	1,919
Total distributions received	$1,493	$1,368	$3,143

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X. The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	December 31, 2024	December 31, 2023

Total assets	$145,626	$146,945
Total liabilities	$118,825	$118,822
Total equity	$26,801	$28,123

	Year Ended December 31,
(In thousands)	2024	2023	2022

Total revenues	$18,016	$19,879	$18,561
Operating income	$4,519	$6,224	$5,722
Net income	$2,800	$4,190	$3,158

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Other Assets

(In thousands)	December 31, 2024	December 31, 2023

Prepaid expenses, note receivable and other(1)	$124,430	$26,818
Deposit with lender(2)	14,072	13,440
Furniture, fixtures and equipment, net	6,833	7,014
Indefinite-lived intangibles	1,988	1,988
Total other assets	$147,323	$49,260
_______________________________________________________________________
(1) Includes a note receivable that we purchased during December 2024 through a consolidated JV. The note receivable is secured by a property. In January 2025, the respective JV received the title to the property. See Note 18.
(2) In connection with the Barrington Plaza loan, we deposited cash into an interest-bearing collateral account with the lender. See our debt disclosures in Note 8 (note 7 to the table) for more detail regarding the loan and the cash deposited.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of December 31, 2024	Principal Balance as of December 31, 2023	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Term loan(3)(4)	3/3/2025	$335,000	$335,000	SOFR + 1.41%	N/A	N/A
Fannie Mae loan(3)	4/1/2025	102,400	102,400	SOFR + 1.36%	N/A	N/A
Term loan(3)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(3)(5)	9/19/2026	366,000	400,000	SOFR + 1.25%	N/A	N/A
Term loan(3)(6)	9/26/2026	200,000	200,000	SOFR + 1.30%	N/A	N/A
Term loan(3)(6)	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Fannie Mae loan(3)(7)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(3)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(3)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(3)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(3)(8)	8/1/2033	350,000	350,000	SOFR + 1.37%	N/A	N/A
Term loan(9)	6/1/2038	26,739	27,640	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,725,139	3,760,040

Consolidated JVs
Term Loan(10)	N/A	—	400,000	N/A	N/A	N/A
Term loan(3)	5/15/2027	450,000	450,000	SOFR + 1.45%	2.26%	4/1/2025
Term loan(3)	8/19/2028	625,000	625,000	SOFR + 1.45%	2.12%	6/1/2025
Term loan(3)(11)	12/11/2028	325,000	—	SOFR + 2.50%	6.36%	1/5/2028
Term loan(3)(12)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan(3)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Term loan(13)	1/9/2030	61,750	—	N/A	6.00%	N/A
Total Consolidated Debt(14)		5,521,889	5,570,040
Unamortized loan premium, net(15)		2,754	3,087
Unamortized deferred loan costs, net(16)		(26,621)	(29,956)
Total Consolidated Debt, net		$5,498,022	$5,543,171
_____________________________________________________
Except as noted below, our loans: (i) are non-recourse, (ii) are secured by separate collateral pools consisting of one or more properties and other collateral, (iii) require interest-only monthly payments with the outstanding principal due upon maturity, and (iv) contain certain financial covenants which could require us to deposit excess cash flow with the lender under certain circumstances unless we (at our option) either provide a guarantee or additional collateral or pay down the loan within certain parameters set forth in the loan documents.  Certain loans with maturity date extension options require us to meet minimum financial thresholds in order to extend the loan maturity date.
(1)Maturity dates include extension options.
(2)Effective rate as of December 31, 2024. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums.
(3)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(4)We are currently in the process of negotiating an amendment and extension of this loan. If the amendment is not finalized by the due date, the holding period and carrying value for the asset encumbered by the loan may be affected.
(5)During September 2024, we paid the loan principal down by $34.0 million in order to meet a minimum financial threshold to exercise an extension option. The related swaps expired during September 2024.
(6)The swaps expired on October 1, 2024.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

(7)The loan is secured by four residential properties. A portion of the loan totaling $472 million has a lender-required out-of-the-money interest rate cap at a weighted average of 8.99% until July 2026. For the portion of the loan relating to Barrington Plaza, in connection with the redevelopment of that property, the lender is treating the debt as a construction loan and we signed a construction completion guarantee in January 2024. See "Guarantees" in Note 17. The lender also required a $13.3 million cash deposit, which we placed into an interest-bearing collateral account during 2023. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. The deposit is included in Other assets in our consolidated balance sheets. See Note 7.
(8)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026.
(9)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(10)We paid off the loan during the fourth quarter of 2024.
(11)We closed this loan during December 2024. The interest rate is SOFR + 2.5% and we used interest rate swaps to swap fix the rate at 6.36%. The swaps are effective on January 6, 2025. The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(12)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 17.
(13)We closed the loan during December 2024. The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining loan term.
(14)The table does not include our unconsolidated Fund's loan - see "Guarantees" in Note 17. See Note 14 for our debt fair value disclosures.
(15)Balances are net of accumulated amortization of $1.4 million and $4.1 million at December 31, 2024 and December 31, 2023, respectively.
(16)Balances are net of accumulated amortization of $56.9 million and $56.0 million at December 31, 2024 and December 31, 2023, respectively.

Debt Statistics
The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of December 31, 2024	Principal Balance as of December 31, 2023

Aggregate swap-fixed rate loans	$3,130,000	$3,805,000
Aggregate fixed rate loans	88,489	27,640
Aggregate capped rate loans	822,000	822,000
Aggregate floating rate loans	1,481,400	915,400
Total Debt	$5,521,889	$5,570,040

The table below summarizes certain consolidated debt statistics as of December 31, 2024:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.22
Weighted average remaining life (including extension options)	3.5 years
Weighted average remaining fixed interest period	1.5 years
Weighted average annual interest rate	3.18%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Future Principal Payments
At December 31, 2024, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2025	$438,343
2026	1,381,987
2027	1,001,033
2028	1,251,081
2029	1,016,131
Thereafter	433,314
Total future principal payments	$5,521,889
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Loan premium amortized and written off	$(333)	$(460)	$(460)
Deferred loan costs amortized and written off	9,335	8,858	7,943
Loan costs expensed	168	210	117
Total	$9,170	$8,608	$7,600

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2024	December 31, 2023

Interest payable	$19,584	$18,647
Accounts payable and accrued liabilities	60,131	61,767
Deferred revenue	51,296	50,823
Total interest payable, accounts payable and deferred revenue	$131,011	$131,237

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Derivative Contracts

Derivative Summary

The table below summarizes our derivative contracts as of December 31, 2024:

	Number of Interest Rate Swaps	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	22	$3,130,000
Consolidated derivatives - caps(2)(3)	5	$822,000
Unconsolidated Fund's derivatives - swaps(2)(3)(4)	2	$115,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 8 for more information about our hedged consolidated debt.
(2)Our derivative contracts do not provide for right of offset between derivative contracts.
(3)See Note 14 for our derivative fair value disclosures.
(4)The notional amount reflects 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. See Note 6 for more information about our Fund, including our equity interest percentage. See "Guarantees" in Note 17 for more information about our Fund's hedged debt.

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

(In thousands)	December 31, 2024	December 31, 2023

Consolidated derivatives(1)	$85,420	$184,700
Unconsolidated Fund's derivatives(2)	$6,839	$9,643
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)The amounts reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains recorded in AOCI before reclassifications(1)	$47,896	$45,364	$326,396
Gains reclassified from AOCI to Interest expense(1)	$(140,615)	$(144,318)	$(4,287)
Interest expense presented on the consolidated statements of operations	$(229,442)	$(209,468)	$(150,185)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$5,417	$585	$3,780
Gains reclassified from AOCI to Income (loss) from unconsolidated Fund(1)	$(3,663)	$(1,662)	$(341)
Income (loss) from unconsolidated Fund presented on the consolidated statements of operations	$2,593	$(34,643)	$1,224
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense(3)	$—	$—	$38
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

Future Reclassifications from AOCI

At December 31, 2024, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next year is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$51,246
Unconsolidated Fund's derivatives (our share)(1):
Gains to be reclassified from AOCI to Income (loss) from unconsolidated Fund	$2,845
______________________________________________
(1) We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

During 2024:
•We entered into a new consolidated JV in December 2024 that we manage and in which we own a 30% interest.
•We acquired 229 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 9 thousand OP Units for $138 thousand in cash.
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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. As of December 31, 2024, noncontrolling interests in our Operating Partnership owned 35.5 million OP Units and fully-vested LTIP Units, which represented approximately 17.5% of our Operating Partnership's total outstanding interests, and we owned 167.4 million OP Units (to match our 167.4 million shares of outstanding common stock), which represented approximately 82.5% of our Operating Partnership's total outstanding interests.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income (loss) attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Net income (loss) attributable to common stockholders	$23,517	$(42,706)	$97,145

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	3,503	7,741	4,600
Repurchases of OP Units from noncontrolling interests	(4)	1,054	(176)
Net transfers from noncontrolling interests	3,499	8,795	4,424

Change from net income (loss) attributable to common stockholders and transfers from noncontrolling interests	$27,016	$(33,911)	$101,569

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Accumulated Other Comprehensive Income (Loss) - Beginning balance	$115,917	$187,063	$(38,774)
Consolidated derivatives:
Other comprehensive income before reclassifications	47,896	45,364	326,396
Reclassification of gains from AOCI to Interest Expense	(140,615)	(144,318)	(4,287)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	5,417	585	3,780
Reclassification of gains from AOCI to Income (loss) from unconsolidated Fund	(3,663)	(1,662)	(341)
Net current period OCI	(90,965)	(100,031)	325,548
OCI attributable to noncontrolling interests	29,965	28,885	(99,711)
OCI attributable to common stockholders	(61,000)	(71,146)	225,837

Accumulated Other Comprehensive Income - Ending balance	$54,917	$115,917	$187,063
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2024 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/29/2023	1/17/2024	$0.19	5.0%	—%	95.0%	5.0%
3/28/2024	4/16/2024	0.19	5.0%	—%	95.0%	5.0%
6/28/2024	7/16/2024	0.19	5.0%	—%	95.0%	5.0%
9/30/2024	10/16/2024	0.19	5.0%	—%	95.0%	5.0%
Total / Weighted Average		$0.76	5.0%	—%	95.0%	5.0%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
Numerator (In thousands):
Net income (loss) attributable to common stockholders	$23,517	$(42,706)	$97,145
Allocation to participating securities: Unvested LTIP Units	(1,377)	(1,191)	(912)
Net income (loss) attributable to common stockholders - basic and diluted	$22,140	$(43,897)	$96,233

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,389	169,597	175,756

Net income (loss) per common share - basic and diluted	$0.13	$(0.26)	$0.55
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

	Year Ended December 31,
(In thousands)	2024	2023	2022

OP Units	31,452	30,931	29,756
Vested LTIP Units	2,237	1,585	1,120

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plan

Plan description

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 24, 2023, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 19.0 million. We had an aggregate of 12.7 million shares available for grant as of December 31, 2024. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 1.9 million, 2.2 million, and 2.2 million LTIP Units to employees during 2024, 2023 and 2022, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. In aggregate, we granted 94 thousand, 146 thousand, and 134 thousand LTIP Units to our non-employee directors during 2024, 2023 and 2022, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

See Note 2 regarding our accounting policy for stock based compensation. At December 31, 2024, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.1 million, which will be recognized over a weighted-average term of 2 years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Stock-based compensation expense, net	$21,038	$19,834	$21,025
Capitalized stock-based compensation	$6,139	$6,016	$5,479

Stock-Based Award Activity

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2021	1,015	$25.17
Granted	2,310	$11.69	$26,987
Vested	(1,705)	$15.72	$26,794
Forfeited	(20)	$29.20	$587
Outstanding at December 31, 2022	1,600	$15.73
Granted	2,384	$10.89	$25,959
Vested	(1,970)	$12.97	$25,555
Forfeited	(17)	$18.70	$327
Outstanding at December 31, 2023	1,997	$12.64
Granted	1,945	$14.38	$27,970
Vested	(1,948)	$13.85	$26,991
Forfeited	(49)	$14.65	$714
Outstanding at December 31, 2024	1,945	$13.12

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

As of December 31, 2024, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2024	December 31, 2023

Fair value	$5,429,586	$5,484,032
Carrying value	$5,524,643	$5,573,127

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

(In thousands)	December 31, 2024	December 31, 2023

Fair value	$3,764	$4,496
Carrying value	$10,822	$10,836

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

(In thousands)	December 31, 2024	December 31, 2023
Derivative Assets:
Fair value - consolidated derivatives(1)	$77,620	$170,880
Fair value - unconsolidated Fund's derivatives(2)	$6,459	$9,150
___________________________________________________________________________________
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

Items measured at fair value on a non-recurring basis

Equity method investment

As of December 31, 2024 and 2023, we managed and owned an equity interest in one unconsolidated Fund. See Note 6. We account for our investment in our unconsolidated Fund using the equity method. See Note 2. Our investment in our unconsolidated Fund is presented on the consolidated balance sheet at carrying value. On December 31, 2023, we recorded an impairment charge of $36.2 million, which reduced the carrying value of our investment in our unconsolidated Fund to its fair value of $10.8 million. The estimated fair value of our investment in the unconsolidated Fund, used to calculate the impairment charge, was calculated using level 3 inputs for the Fund's investment in real estate. The fair value of the Fund's investment in real estate was based upon the negotiated purchase price for our purchase of an additional 20.2% equity interest in the Fund on December 31, 2023. As of December 31, 2023, the carrying value presented on our consolidated balance sheet of $16.0 million includes the acquisition of our additional interest. No impairment charges occurred during 2024 or 2022.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

15. Segment Reporting

Segment information is prepared on the same basis that our chief operating decision maker (CODM) reviews information to assess performance and make resource allocation decisions. Our CODM is our CEO. We operate in two business segments: (i) the acquisition, development, ownership and management of office real estate and (ii) the acquisition, development, ownership and management of multifamily real estate. The services for our office segment primarily include rental of office space and other tenant services, including parking and storage space rental. The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level. The table below presents the operating activity of our reportable segments:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Office Segment
Total office revenues	$796,404	$829,945	$824,573
Office expenses	(285,352)	(294,310)	(284,522)
Office segment profit	$511,052	$535,635	$540,051

Multifamily Segment
Total multifamily revenues	$190,074	$190,543	$169,079
Multifamily expenses	(64,906)	(67,323)	(49,299)
Multifamily segment profit	$125,168	$123,220	$119,780

Total profit from all segments	$636,220	$658,855	$659,831
The table below presents a reconciliation of the net income (loss) attributable to common stockholders to the total profit from all segments:

(In thousands)	Year Ended December 31,
	2024	2023	2022

Net income (loss) attributable to common stockholders	$23,517	$(42,706)	$97,145
Net loss attributable to noncontrolling interests	(15,929)	(33,134)	(605)
Net income (loss)	7,588	(75,840)	96,540
General and administrative expenses	45,356	49,236	45,405
Depreciation and amortization	384,048	459,949	372,798
Other income	(28,019)	(19,633)	(4,587)
Other expenses	398	1,032	714
(Income) loss from unconsolidated Fund	(2,593)	34,643	(1,224)
Interest expense	229,442	209,468	150,185
Total profit from all segments	$636,220	$658,855	$659,831

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2024:

Year ending December 31:	(In thousands)

2025	$589,658
2026	488,938
2027	407,668
2028	322,931
2029	250,529
Thereafter	920,083
Total future minimum base rentals(1)	$2,979,807
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During 2024, 2023 and 2022, no tenant accounted for more than 10% of our total revenues.

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

As of December 31, 2024, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2024, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of December 31, 2024, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $54.8 million.

Guarantees

Loan Guarantees

During 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures on April 26, 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of December 31, 2024, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

During 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. See Note 3, "Barrington Plaza." The reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. The lender is treating the $210.0 million Barrington Plaza loan, which matures on June 1, 2027, as a construction loan, and we signed a construction completion guarantee in January 2024. The guarantee will remain in effect until either the construction is completed or the loan is paid in full. As of December 31, 2024, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

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

We have made certain environmental and other limited indemnities and guarantees covering customary non-recourse carve-outs for Partnership X's loan, and we have also guaranteed the related swaps. Partnership X has agreed to indemnify us for any amounts that we would be required to pay under these agreements. As of December 31, 2024, assuming that SOFR does not decrease below zero-percent, the maximum future interest payments for the swaps were $1.7 million. As of December 31, 2024, all of the obligations under the related loan and swap agreements have been performed in accordance with the terms of those agreements. As of December 31, 2024, we estimate the risk of loss for the various indemnities and guarantees to be low. See Note 6 for more information regarding Partnership X.

18. Subsequent Events

In January 2025, we acquired a 17-story, 247,000 square foot office building located at 10900 Wilshire Boulevard in Westwood, adjacent to several of our existing properties. Title to the property was transferred following the purchase of a secured note by a consolidated JV that we manage and in which we own a 30% interest.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2024
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$159,391	$27,111	$223,496	$250,607	$100,336	1968/2002/2019	1999
233 Wilshire	50,331	9,263	130,426	4,441	9,263	134,867	144,130	30,953	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	131,871	21,787	149,260	171,047	66,961	1981/2000/2020	1996
429 Santa Monica	25,662	4,949	72,534	3,932	4,949	76,466	81,415	17,623	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	(53,122)	8,833	52,013	60,846	29,667	1992	2004
1299 Ocean	113,135	22,748	265,198	26,684	22,748	291,882	314,630	63,038	1980/2006/2020	2017
1901 Avenue of the Stars	193,502	18,514	131,752	119,727	26,163	243,830	269,993	112,267	1968/2001	2001
2001 Wilshire	37,411	5,711	81,622	5,188	5,711	86,810	92,521	13,712	1980/2013	2008
8383 Wilshire	175,314	18,004	328,118	7,846	18,005	335,963	353,968	54,414	1971/2009	2008
8484 Wilshire	—	8,846	77,780	17,820	8,846	95,600	104,446	32,535	1972/2013	2013
9100 Wilshire	142,264	13,455	258,329	12,280	13,455	270,609	284,064	44,870	1971/2016	2008
9401 Wilshire	26,739	6,740	152,310	20,660	6,740	172,970	179,710	36,029	1971/2020	2017
9601 Wilshire	—	16,597	54,774	111,853	17,658	165,566	183,224	79,893	1962/2004	2001
9665 Wilshire	81,126	5,568	177,072	22,294	5,568	199,366	204,934	42,272	1971/2020	2017
10880 Wilshire	207,712	29,995	437,514	48,090	29,988	485,611	515,599	115,575	1970/2009/2020	2016
10960 Wilshire	209,575	45,844	429,769	34,054	45,852	463,815	509,667	126,125	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	29,974	6,714	44,060	50,774	19,920	1974/1998	1999
12100 Wilshire	54,746	20,164	208,755	9,949	20,164	218,704	238,868	53,359	1985	2016
12400 Wilshire	—	5,013	34,283	75,797	8,828	106,265	115,093	49,200	1985	1996
15250 Ventura	22,369	2,130	48,908	3,428	2,130	52,336	54,466	8,763	1970/2012	2008
16000 Ventura	37,971	1,936	89,531	4,323	1,936	93,854	95,790	16,144	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	13,371	6,759	66,483	73,242	22,593	1986/2012	2013
Beverly Hills Medical Center	46,180	4,955	27,766	30,801	6,435	57,087	63,522	27,666	1964/2004	2004
Bishop Square	200,000	16,273	213,793	67,603	16,273	281,396	297,669	104,705	1972/1983	2010
Brentwood Court	—	2,564	8,872	1,313	2,563	10,186	12,749	5,057	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	35,532	5,921	42,520	48,441	19,995	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	2,263	5,933	30,100	36,033	14,509	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	3,651	5,557	20,108	25,665	9,149	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,625	4,775	22,933	27,708	10,631	1986	2000
Bundy/Olympic	—	4,201	11,860	30,025	6,030	40,056	46,086	18,984	1991/1998	1994
Camden Medical Arts	38,682	3,102	12,221	29,791	5,298	39,816	45,114	18,897	1972/1992	1995
Carthay Campus	—	6,595	70,454	7,634	6,594	78,089	84,683	24,069	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	139,662	16,153	204,545	220,698	89,492	1972/1987/2020	1999
Century Park West	—	3,717	29,099	3,087	3,667	32,236	35,903	13,427	1971	2007
Columbus Center	—	2,096	10,396	11,063	2,333	21,222	23,555	10,010	1987	2001
Coral Plaza	—	4,028	15,019	19,698	5,366	33,379	38,745	15,959	1981	1998
Cornerstone Plaza	—	8,245	80,633	7,302	8,263	87,917	96,180	39,013	1986	2007
Encino Gateway	—	8,475	48,525	53,086	15,653	94,433	110,086	45,091	1974/1998	2000
Encino Plaza	—	5,293	23,125	51,218	6,165	73,471	79,636	36,102	1971/1992	2000
Encino Terrace	96,592	12,535	59,554	100,706	15,533	157,262	172,795	75,796	1986	1999
Executive Tower	—	6,660	32,045	57,942	9,471	87,176	96,647	42,051	1989	1995

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2024
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties (continued)
First Financial Plaza	54,077	12,092	81,104	6,374	12,092	87,478	99,570	26,417	1986	2015
Gateway Los Angeles	—	2,376	15,302	63,833	5,119	76,392	81,511	31,115	1987/2022	1994
Harbor Court	—	51	41,001	55,958	12,060	84,950	97,010	37,781	1994	2004
Landmark II	—	6,086	109,259	69,129	13,070	171,404	184,474	81,249	1989	1997
Lincoln/Wilshire	—	3,833	12,484	26,569	7,475	35,411	42,886	14,351	1996	2000
MB Plaza	—	4,533	22,024	33,362	7,503	52,416	59,919	25,531	1971/1996	1998
Olympic Center	52,000	5,473	22,850	34,486	8,247	54,562	62,809	26,288	1985/1996	1997
One Westwood	—	10,350	29,784	66,144	9,194	97,084	106,278	46,188	1987/2004	1999
Palisades Promenade	60,318	5,253	15,547	53,907	9,664	65,043	74,707	32,132	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	18,088	7,557	22,552	30,109	11,252	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	696	7,055	12,731	19,786	6,314	1985	2006
Santa Monica Square	44,377	5,366	18,025	21,639	6,863	38,167	45,030	18,458	1983/2004	2001
Second Street Plaza	—	4,377	15,277	35,478	7,421	47,711	55,132	23,851	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	431,531	48,328	434,236	482,564	207,135	1981/2002	1997
Studio Plaza(5)	—	9,347	73,358	115,143	15,015	182,833	197,848	89,426	1988/2004	1995
The Tower	67,064	9,643	160,602	7,835	9,643	168,437	178,080	41,430	1988/1998	2016
The Trillium(6)	—	20,688	143,263	95,658	21,989	237,620	259,609	105,986	1988/2021	2005
Valley Executive Tower	104,000	8,446	67,672	112,708	11,737	177,089	188,826	83,856	1984	1998
Valley Office Plaza	—	5,731	24,329	49,576	8,957	70,679	79,636	35,300	1966/2002	1998
Verona	—	2,574	7,111	15,935	5,111	20,509	25,620	9,760	1991	1997
Village on Canon	56,497	5,933	11,389	51,353	13,303	55,372	68,675	25,942	1989/1995	1994
Warner Center Towers	335,000	43,110	292,147	411,399	59,418	687,238	746,656	328,863	1982-1993/2004	2002
Warner Corporate Center	34,671	11,035	65,799	3,101	11,035	68,900	79,935	11,982	1988/2015	2008
Westside Towers	129,852	8,506	79,532	80,378	14,568	153,848	168,416	72,935	1985	1998
Westwood Center	140,648	9,512	259,341	22,602	9,513	281,942	291,455	70,700	1965/2000	2016
Westwood Place	71,000	8,542	44,419	69,280	11,448	110,793	122,241	45,182	1987/2023	1999

Multifamily Properties
555 Barrington	50,000	6,461	27,639	44,880	14,903	64,077	78,980	29,550	1989	1999
1221 Ocean Avenue	175,000	22,086	328,545	3,722	22,085	332,268	354,353	28,389	1971/2000	2022
Barrington Plaza(7)	210,000	28,568	81,485	146,385	58,208	198,230	256,438	173,577	1963/1998	1998
Barrington/Kiowa	13,940	5,720	10,052	1,432	5,720	11,484	17,204	5,523	1974	2006
Barry	11,370	6,426	8,179	947	6,426	9,126	15,552	4,529	1973	2006
Kiowa	5,470	2,605	3,263	1,033	2,605	4,296	6,901	1,994	1972	2006
Moanalua Hillside Apartments	255,000	24,791	157,353	129,292	35,365	276,071	311,436	84,791	1968/2004/2019	2005
The Residences at Bishop Place	110,000	—	—	185,435	—	185,435	185,435	21,732	2020-2022	2004
Pacific Plaza	78,000	10,091	16,159	81,191	27,816	79,625	107,441	35,241	1963/1998	1999
The Glendon	160,000	32,773	335,925	635	32,773	336,560	369,333	48,752	2008	2019
The Landmark Los Angeles	240,000	—	—	330,644	13,070	317,574	330,644	21,265	2018-2022	N/A
The Shores	212,000	20,809	74,191	213,978	60,555	248,423	308,978	111,720	1965-67/2002	1999
Villas at Royal Kunia	94,220	42,887	71,376	18,317	35,163	97,417	132,580	50,735	1990/1995	2006
Waena Apartments	102,400	26,864	119,273	1,923	26,864	121,196	148,060	32,071	1970/2009-2014	2014

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2024
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Ground Lease
Owensmouth/Warner(6)	—	23,848	—	1,938	23,848	1,938	25,786	480	N/A	2006
Total Operating Properties	$5,460,138	$898,700	$6,922,385	$4,587,767	$1,185,977	$11,222,875	$12,408,852	$3,916,625

Property Under Development
Development Projects				86,400		86,400	86,400		N/A	N/A

Total	$5,460,138	$898,700	$6,922,385	$4,674,167	$1,185,977	$11,309,275	$12,495,252	$3,916,625
_____________________________________________________
(1)Includes tenant improvements and lease intangibles.
(2)Net of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles removed from our books.
(3)At December 31, 2024, the aggregate federal income tax cost basis for consolidated real estate was $8.88 billion (unaudited).
(4)See our depreciation and amortization policy in Note 2 to our consolidated financial statements.
(5)During 2024, following the move-out of a long-term single tenant, we have begun extensive redevelopment of the property to convert it into a multi-tenant building.
(6)The property includes a parcel of land from which we receive rent under a ground lease.
(7)During 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. See Note 3, "Barrington Plaza", for more detail.

The table below presents a reconciliation of our investment in real estate:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Investment in real estate, gross

Beginning balance	$12,405,814	$12,292,973	$11,819,077
Property acquisitions	—	—	350,631
Improvements and developments	203,596	214,955	223,315
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	(114,158)	(102,114)	(100,050)
Ending balance	$12,495,252	$12,405,814	$12,292,973

Accumulated depreciation and amortization

Beginning balance	$(3,652,630)	$(3,299,365)	$(3,028,645)
Depreciation and amortization	(384,048)	(459,949)	(372,798)
Other accumulated depreciation and amortization	5,895	4,570	2,028
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	114,158	102,114	100,050
Ending balance	$(3,916,625)	$(3,652,630)	$(3,299,365)

Investment in real estate, net	$8,578,627	$8,753,184	$8,993,608