Form 10-Q
period 2025-03-31
Douglas Emmett Inc
filed 2025-05-09
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 2, 2025
Common Stock, $0.01 par value per share	167,446,350	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments and approximately 34,000 square feet of retail space in Los Angeles which we are removing from the residential rental market following a fire in January 2020, (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (iii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are redeveloping to include a 109 unit residential component.

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

Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net income (loss): general and administrative expenses, depreciation and amortization expense, other income, other expenses, income (loss) from unconsolidated Fund, interest expense, gains (or losses) on sales of investments in real estate, gain from consolidation of a JV, and net income (loss) attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of our Same Property NOI.
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

Short-Term Leases	Represents leases that expired on or before the reporting date or had a term of less than one year, including hold over tenancies, month to month leases and other short-term occupancies.
Total Portfolio	Includes our consolidated properties, which includes the properties of our consolidated joint ventures.

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
•increases in interest rates;
•increases in operating and construction costs, including due to inflation and actual or potential tariffs;
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

For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	March 31, 2025	December 31, 2024

Assets
Investment in real estate, gross	$12,800,297	$12,495,252
Less: accumulated depreciation and amortization	(3,991,964)	(3,916,625)
Investment in real estate, net	8,808,333	8,578,627
Ground lease right-of-use asset	7,435	7,438
Cash and cash equivalents	525,696	444,623
Tenant receivables	3,763	4,242
Deferred rent receivables	119,405	117,570
Acquired lease intangible assets, net	7,257	2,487
Interest rate contract assets	56,371	77,620
Investment in unconsolidated Fund	—	23,770
Other assets	49,703	147,323
Total Assets	$9,577,963	$9,403,700

Liabilities
Secured notes payable, net	$5,635,224	$5,498,022
Ground lease liability	10,818	10,822
Interest payable, accounts payable and deferred revenue	166,882	131,011
Security deposits	64,174	62,449
Acquired lease intangible liabilities, net	12,966	11,331
Interest rate contract liabilities	2,178	—
Dividends payable	31,827	31,825
Total Liabilities	5,924,069	5,745,460

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,446,350 and 167,435,259 outstanding at March 31, 2025 and December 31, 2024, respectively	1,674	1,674
Additional paid-in capital	3,396,602	3,396,452
Accumulated other comprehensive income	34,510	54,917
Accumulated deficit	(1,386,409)	(1,394,394)
Total Douglas Emmett, Inc. stockholders' equity	2,046,377	2,058,649
Noncontrolling interests	1,607,517	1,599,591
Total Equity	3,653,894	3,658,240
Total Liabilities and Equity	$9,577,963	$9,403,700

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Revenues
Office rental
Rental revenues and tenant recoveries	$172,514	$169,726
Parking and other income	29,583	28,211
Total office revenues	202,097	197,937

Multifamily rental
Rental revenues	45,196	43,220
Parking and other income	4,242	3,812
Total multifamily revenues	49,438	47,032

Total revenues	251,535	244,969

Operating Expenses
Office expenses	73,053	67,220
Multifamily expenses	16,555	15,850
General and administrative expenses	11,460	11,571
Depreciation and amortization	97,840	95,769
Total operating expenses	198,908	190,410

Other income	4,923	7,044
Other expenses	(105)	(114)
Loss from unconsolidated Fund	—	(26)
Interest expense	(60,078)	(55,332)
Gain from consolidation of JV	47,212	—
Net income	44,579	6,131
Net (income) loss attributable to noncontrolling interests	(4,779)	2,778
Net income attributable to common stockholders	$39,800	$8,909

Net income per common share – basic and diluted	$0.24	$0.05

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$44,579	$6,131
Other comprehensive (loss) income: cash flow hedges	(33,590)	4,100
Comprehensive income	10,989	10,231
Comprehensive loss attributable to noncontrolling interests	8,404	1,760
Comprehensive income attributable to common stockholders	$19,393	$11,991

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2025	2024

Shares of Common Stock	Beginning balance	167,435	167,206
	Exchange of OP Units for common stock	11	166
	Ending balance	167,446	167,372

Common Stock	Beginning balance	$1,674	$1,672
	Exchange of OP units for common stock	—	2
	Ending balance	$1,674	$1,674

Additional Paid-in Capital	Beginning balance	$3,396,452	$3,392,955
	Exchange of OP Units for common stock	159	2,543
	Repurchases of OP Units with cash	(9)	1
	Ending balance	$3,396,602	$3,395,499

Accumulated Other Comprehensive Income	Beginning balance	$54,917	$115,917
	Cash flow hedge adjustments	(20,407)	3,082
	Ending balance	$34,510	$118,999

Accumulated Deficit	Beginning balance	$(1,394,394)	$(1,290,682)
	Net income attributable to common stockholders	39,800	8,909
	Dividends	(31,815)	(31,800)
	Ending balance	$(1,386,409)	$(1,313,573)

Noncontrolling Interests	Beginning balance	$1,599,591	$1,625,535
	Net income (loss) attributable to noncontrolling interests	4,779	(2,778)
	Cash flow hedge adjustments	(13,183)	1,018
	Consolidation of JV	20,246	—
	Distributions	(7,103)	(10,457)
	Exchange of OP Units for common stock	(159)	(2,545)
	Repurchases of OP Units with cash	(39)	(7)
	Stock-based compensation	3,385	3,505
	Ending balance	$1,607,517	$1,614,271

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2025	2024

Total Equity	Beginning balance	$3,658,240	$3,845,397
	Net income	44,579	6,131
	Cash flow hedge adjustments	(33,590)	4,100
	Consolidation of JV	20,246	—
	Repurchases of OP Units with cash	(48)	(6)
	Dividends	(31,815)	(31,800)
	Distributions	(7,103)	(10,457)
	Stock-based compensation	3,385	3,505
	Ending balance	$3,653,894	$3,816,870

Dividends declared per common share		$0.19	$0.19

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$44,579	$6,131
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from unconsolidated Fund	—	26
Gain from consolidation of JV	(47,212)	—
Depreciation and amortization	97,840	95,769
Net accretion of acquired lease intangibles	(1,463)	(2,343)
Straight-line rent	(1,835)	202
Loan premium/discount amortized/accreted and written off	83	(115)
Deferred loan costs amortized and written off	2,457	2,209
Amortization of stock-based compensation	2,730	2,863
Operating distributions from unconsolidated Fund	—	248
Change in working capital components:
Tenant receivables	472	313
Interest payable, accounts payable and deferred revenue	31,574	26,945
Security deposits	267	470
Other assets	3,144	6,306
Net cash provided by operating activities	132,636	139,024

Investing Activities
Capital expenditures for improvements to real estate	(42,311)	(48,127)
Capital expenditures for developments	(17,510)	(9,678)
Insurance recoveries for damage to real estate	284	475
Cash and cash equivalents assumed from consolidation of JV	25,589	—
Acquisition of additional interest in unconsolidated Fund	—	(5,214)
Capital distributions from unconsolidated Fund	—	96
Net cash used in investing activities	(33,948)	(62,448)

Financing Activities
Proceeds from borrowings	127,200	—
Repayment of borrowings	(102,632)	(222)
Loan cost payments	(3,219)	(526)
Distributions paid to noncontrolling interests	(7,103)	(10,457)
Dividends paid to common stockholders	(31,813)	(31,770)
Repurchases of OP Units	(48)	(6)
Net cash used in financing activities	(17,615)	(42,981)

Increase in cash and cash equivalents and restricted cash	81,073	33,595
Cash and cash equivalents and restricted cash - beginning balance	444,652	523,183
Cash and cash equivalents and restricted cash - ending balance	$525,725	$556,778

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	March 31, 2025	March 31, 2024

Cash and cash equivalents	$525,696	$556,677
Restricted cash (included in Other assets on our consolidated balance sheets)	29	101
Cash and cash equivalents and restricted cash	$525,725	$556,778

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2025	2024

Cash paid for interest, net of capitalized interest	$57,814	$53,247
Capitalized interest paid	$2,474	$1,824

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$20,347	$11,716
Capitalized stock-based compensation for improvements to real estate and developments	$655	$642
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$21,700	$24,878
Removal of fully amortized acquired lease intangible assets	$237	$81
Removal of fully accreted acquired lease intangible liabilities	$1,822	$1,863

Non-cash Financing Transactions
(Loss) gain recorded in AOCI - consolidated derivatives	$(6,778)	$38,842
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$—	$5,047
Dividends declared	$31,815	$31,812
Exchange of OP Units for common stock	$159	$2,545

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Overview

Organization and Business Description

Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. We are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and Honolulu, Hawaii. Through our interest in our Operating Partnership, its subsidiaries, and our consolidated JVs, we focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities. The terms "us," "we" and "our" as used in the consolidated financial statements refer to Douglas Emmett, Inc. and its subsidiaries on a consolidated basis.
At March 31, 2025, our Total Portfolio consisted of (i) a 18.2 million square foot office portfolio, (ii) 5,212 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of March 31, 2025, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

Total Portfolio
Office
Wholly-owned properties	52
Consolidated JV properties	19
71

Multifamily
Wholly-owned properties	12
Consolidated JV properties	3
15

Total	86

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.75 billion and $3.73 billion as of March 31, 2025 and December 31, 2024. See Note 8. We also consolidate six JVs through our Operating Partnership. We consolidate our Operating Partnership and our six JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each. On January 1, 2025, we commenced consolidating one of our JVs which was previously unconsolidated and accounted for using the equity method. The JV owns two Class A office properties totaling 0.4 million square feet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2025, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.96 billion (of which $3.62 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.99 billion (of which $1.91 billion related to debt).

As of December 31, 2024, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.77 billion (of which $3.38 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.86 billion (of which $1.80 billion related to debt).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2024 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2024 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were $12.2 million and $9.1 million for the three months ended March 31, 2025 and 2024, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	March 31, 2025	December 31, 2024

Land	$1,199,291	$1,185,977
Buildings and improvements	10,433,031	10,190,502
Tenant improvements and lease intangibles	1,062,666	1,032,373
Property under development	105,309	86,400
Investment in real estate, gross	$12,800,297	$12,495,252

Consolidation of Partnership X

Partnership X is a JV through which we and another investor own two Class A office properties totaling 0.4 million square feet in the Los Angeles submarkets of Brentwood and Beverly Hills. On January 1, 2025, we amended the operating agreement of Partnership X resulting in Partnership X becoming a VIE, and we became the primary beneficiary and commenced consolidating Partnership X on January 1, 2025. The results of the Partnership X are included in our operating results from January 1, 2025. Before January 1, 2025, Partnership X was accounted for using the equity method, and our share of Partnership X's net income was included in our statements of operations in Income from unconsolidated Fund.

The consolidation of Partnership X required us to recognize the JV's identifiable assets and liabilities at fair value in our consolidated financial statements, along with the fair value of the non-controlling interest of $20.2 million. We recognized a gain of $47.2 million to adjust the carrying value of our existing investment in the JV to its estimated fair value upon consolidation. The gain was determined by taking the difference between: (a) the fair value of Partnership X’s assets less its liabilities and (b) the sum of the fair value of the noncontrolling interest, the carrying value of our investment in Partnership X, and our share of Partnership X's other comprehensive income.

We determined the fair value of Partnership X’s assets and liabilities upon initial consolidation using our estimates of expected future cash flows and other valuation techniques.  We estimated the fair values of Partnership X’s properties by using the income and sales comparison valuation approaches which included, but are not limited to, our estimates of rental rates, comparable sales, revenue growth rates, capitalization rates and discount rates.  Assumed debt was recorded at fair value based upon the present value of the expected future payments and current interest rates.  Other acquired assets, including cash and assumed liabilities were recorded at cost due to the short-term nature of the balances. The table below summarizes the purchase price allocation for the initial consolidation of the JV.

(In thousands)	JV Consolidation

Land	$4,286
Buildings and improvements	156,755
Tenant improvements and lease intangibles	7,861
Acquired lease intangible assets and liabilities, net	599
Interest rate contract assets	6,459
Secured note payable, net	(112,995)
Other assets and liabilities, net	23,501
Net assets and liabilities consolidated	$86,466

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Acquisition of 10900 Wilshire

On January 2, 2025, a consolidated JV that we manage, and in which we own a 30% interest, acquired a 17-story, 247,000 square foot office building at 10900 Wilshire Boulevard in Westwood. Title to the property was transferred following the purchase of a secured note by the JV in 2024, which was partially financed by a $61.8 million loan. See Note 8 for our debt disclosures. We accounted for the acquisition as an asset acquisition and the acquired property's operating results are included in our consolidated operating results from the date of acquisition. The table below summarizes the fair values of the assets acquired and liabilities assumed.

(In thousands)	10900 Wilshire

Land	$9,029
Buildings and improvements	$80,865
Tenant improvements and lease intangibles	$4,035
Acquired lease intangible assets and liabilities, net	$1,074

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at the time.

As of March 31, 2025, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million.

Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $183 thousand for each of the three month periods ended March 31, 2025 and 2024.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2025:

Twelve months ending March 31,	(In thousands)

2026	$733
2027	733
2028	733
2029	733
2030	733
Thereafter	41,597
Total future minimum ground lease payments	$45,262

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2025	December 31, 2024

Above-market tenant leases	$9,480	$4,338
Above-market tenant leases - accumulated amortization	(3,062)	(2,694)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(313)	(309)
Acquired lease intangible assets, net	$7,257	$2,487

Below-market tenant leases	$36,588	$34,704
Below-market tenant leases - accumulated accretion	(23,622)	(23,373)
Acquired lease intangible liabilities, net	$12,966	$11,331

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2025	2024

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$1,467	$2,347
Amortization of an above-market ground lease asset(2)	(4)	(4)
Total	$1,463	$2,343
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

6. Investment in Unconsolidated Fund

Partnership X, a JV through which we and another investor own two Class A office properties totaling 0.4 million square feet, was consolidated on January 1, 2025. See Note 3. Before January 1, 2025, Partnership X was accounted for using the equity method. From January 1, 2024 until February 28, 2024 we owned 53.8% in Partnership X. On February 29, 2024, we purchased an additional 20.2% equity interest in Partnership X which increased our equity interest to 74.0%.

Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide. For the three months ended March 31, 2025, the respective transactions are eliminated in consolidation. For the three months ended March 31, 2024, when we accounted for our investment in Partnership X using the equity method, those amounts are included in Other income on our consolidated statements of operations.

We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. For the three months ended March 31, 2025, the respective transactions are eliminated in consolidation. For the three months ended March 31, 2024, when we accounted for our investment in Partnership X using the equity method, we received operating and capital distributions of $248 thousand and $96 thousand, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X before January 1, 2025 (when we accounted for investment in Partnership X using the equity method). The amounts presented reflect 100% (not our pro-rata share) of the amounts related to Partnership X, and are based upon historical book value:

(In thousands)	December 31, 2024

Total assets	$145,626
Total liabilities	$118,825
Total equity	$26,801

Three Months Ended March 31,
(In thousands)	2024

Total revenues	$3,823
Operating income	$360
Net loss	$(73)

7. Other Assets

(In thousands)	March 31, 2025	December 31, 2024

Prepaid expenses, note receivable and other(1)	$26,690	$124,430
Deposit with lender(2)	14,205	14,072
Furniture, fixtures and equipment, net	6,820	6,833
Indefinite-lived intangibles	1,988	1,988
Total other assets	$49,703	$147,323
_______________________________________________________________________
(1) As of December 31, 2024, includes a note receivable that we purchased during December 2024 through a consolidated JV. The note receivable was secured by a property. In January 2025, the respective JV received the title to the property. See "Acquisition of 10900 Wilshire" in Note 3.
(2) In connection with the Barrington Plaza loan, we deposited cash into an interest-bearing collateral account with the lender. See our debt disclosures in Note 8 (note 4 to the table) for more detail regarding the loan and the cash deposited.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2025	Principal Balance as of December 31, 2024	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date
		(In thousands)
Consolidated Wholly-Owned Subsidiaries
Fannie Mae loan(3)	N/A	$—	$102,400	N/A	N/A	N/A
Term loan(4)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(4)	9/19/2026	366,000	366,000	SOFR + 1.25%	N/A	N/A
Term loan(4)	9/26/2026	200,000	200,000	SOFR + 1.30%	N/A	N/A
Term loan(4)	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Fannie Mae loan(4)(5)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(4)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(4)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(4)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(4)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(3)(4)	4/1/2030	127,200	—	N/A	4.99%	N/A
Term loan(4)(6)	3/3/2032	335,000	335,000	N/A	4.57%	N/A
Fannie Mae loan(4)(7)	8/1/2033	350,000	350,000	SOFR + 1.37%	N/A	N/A
Term loan(8)	6/1/2038	26,507	26,739	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,749,707	3,725,139

Consolidated JVs
Term loan(4)	5/15/2027	450,000	450,000	SOFR + 1.45%	2.26%	4/1/2025
Term loan(4)	8/19/2028	625,000	625,000	SOFR + 1.45%	2.12%	6/1/2025
Term loan(4)(9)	9/14/2028	115,000	—	SOFR + 1.46%	2.19%	10/1/2026
Term loan(4)(10)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(4)(11)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Term loan(4)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Fannie Mae loan(4)(12)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Total Consolidated Debt(13)		5,661,457	5,521,889
Unamortized loan premium/discount, net(14)		832	2,754
Unamortized deferred loan costs, net(15)		(27,065)	(26,621)
Total Consolidated Debt, net		$5,635,224	$5,498,022
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
(2)Effective rate as of March 31, 2025. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums/discounts. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(3)We closed a $127.2 million loan and used part of the proceeds to pay off a $102.4 million loan during March 2025.
(4)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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
(6)We modified and extended the loan for seven years, effective March 3, 2025. The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%.
(7)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026.
(8)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(9)The loan for a fund that we commenced consolidating on January 1, 2025. See Note 3.
(10)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(11)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 16.
(12)The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining term of the loan.
(13)See Note 13 for our debt fair value disclosures.
(14)Balances are net of accumulated amortization/accretion of $1.4 million at March 31, 2025 and December 31, 2024, respectively.
(15)Balances are net of accumulated amortization of $54.7 million and $56.9 million at March 31, 2025 and December 31, 2024, respectively.

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of March 31, 2025	Principal Balance as of December 31, 2024

Aggregate swap-fixed rate loans	$3,245,000	$3,130,000
Aggregate fixed rate loans	550,457	88,489
Aggregate capped rate loans	822,000	822,000
Aggregate floating rate loans	1,044,000	1,481,400
Total Debt	$5,661,457	$5,521,889

The table below summarizes certain consolidated debt statistics as of March 31, 2025:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$3.80
Weighted average remaining life (including extension options)	3.7 years
Weighted average remaining fixed interest period	1.9 years
Weighted average annual interest rate	3.33%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Principal Payments

At March 31, 2025, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending March 31,	Including Maturity Extension Options(1)

(In thousands)

2026	$954
2027	1,381,999
2028	1,001,045
2029	1,666,094
2030	777,894
Thereafter	833,471
Total future principal payments	$5,661,457
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024

Loan premium/discount (amortized)/accreted and written off, net	$83	$(115)
Deferred loan costs amortized and written off	2,457	2,209
Loan costs expensed	14	52
Total	$2,554	$2,146

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2025	December 31, 2024

Interest payable	$19,308	$19,584
Accounts payable and accrued liabilities	100,765	60,131
Deferred revenue	46,809	51,296
Total interest payable, accounts payable and deferred revenue	$166,882	$131,011

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

Derivative Summary

The table below summarizes our derivative contracts as of March 31, 2025:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	24	$3,245,000
Consolidated derivatives - caps(2)(3)	5	$822,000
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

(In thousands)	March 31, 2025	December 31, 2024

Consolidated derivatives(1)	$63,761	$85,420
Unconsolidated Fund's derivatives(2)	$—	$6,839
________________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We consolidated Partnership X commencing on January 1, 2025. See Note 3 regarding the consolidation of Partnership X. The amounts in the comparable period reflect 100%, not our pro-rata share, of Partnership X's derivatives. For more information about Partnership X, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of March 31, 2025, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2025	December 31, 2024

Consolidated derivatives(1)(2)	$2,128	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of December 31, 2024.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2025	2024
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (losses) recorded in AOCI before reclassifications(1)	$(6,778)	$38,842
Gains reclassified from AOCI to Interest Expense(1)	$(22,050)	$(38,978)
Interest expense presented on the consolidated statements of operations	$(60,078)	$(55,332)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$—	$5,047
Gains reclassified from AOCI to Income from unconsolidated Fund(1)	$—	$(811)
Loss from unconsolidated Fund presented on the consolidated statements of operations	$—	$(26)
Gain reclassified from AOCI to Gain from consolidation of JV(3)	$(4,762)	$—
Gain from consolidation of JV presented on the consolidated statements of operations(3)	$47,212	$—
________________________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the three months ended March 31, 2025. For the comparable period, we calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about the Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Future Reclassifications from AOCI

As of March 31, 2025, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$36,590

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11.  Equity

Transactions

During the Three Months Ended March 31, 2025
•We acquired 11 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 3 thousand OP Units for $48 thousand in cash.

During the Three Months Ended March 31, 2024
•We acquired 166 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 461 OP Units for $6 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of March 31, 2025, noncontrolling interests in our Operating Partnership owned 35.5 million OP Units and fully-vested LTIP Units, which represented approximately 17.5% of our Operating Partnership's total outstanding interests, and we owned 167.4 million OP Units (to match our 167.4 million shares of outstanding common stock), which represented approximately 82.5% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2025	2024

Net income attributable to common stockholders	$39,800	$8,909

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	159	2,545
Repurchases of OP Units from noncontrolling interests	(9)	1
Net transfers from noncontrolling interests	150	2,546

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$39,950	$11,455

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2025	2024

Accumulated Other Comprehensive Income - Beginning balance	$54,917	$115,917
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(6,778)	38,842
Reclassification of gains from AOCI to Interest Expense	(22,050)	(38,978)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	—	5,047
Reclassification of gains from AOCI to Income from unconsolidated Fund	—	(811)
Consolidation of unconsolidated Fund(3)	(4,762)	—
Net current period OCI	(33,590)	4,100
OCI attributable to noncontrolling interests	13,183	(1,018)
OCI attributable to common stockholders	(20,407)	3,082

Accumulated Other Comprehensive Income - Ending balance	$34,510	$118,999
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the three months ended March 31, 2025. For the comparable period, we calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. As of March 31, 2025, we had an aggregate of 12.8 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2025	2024

Stock-based compensation expense, net	$2,730	$2,863
Capitalized stock-based compensation	$655	$642

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

	Three Months Ended March 31,
	2025	2024
Numerator (In thousands):
Net income attributable to common stockholders	$39,800	$8,909
Allocation to participating securities: Unvested LTIP Units	(433)	(350)
Net income attributable to common stockholders - basic and diluted	$39,367	$8,559

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,442	167,326
Net income per common share - basic and diluted	$0.24	$0.05

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

	Three Months Ended March 31,
(In thousands)	2025	2024

OP Units	32,818	30,930
Vested LTIP Units	2,694	2,771

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

As of March 31, 2025, we did not have any fair value estimates of financial instruments using Level 3 inputs.

Financial instruments disclosed at fair value

Short term financial instruments

The carrying amounts for cash and cash equivalents, tenant receivables, interest payable, accounts payable, security deposits and dividends payable approximate fair value because of the short-term nature of these instruments.

Secured notes payable

See Note 8 for the details of our secured notes payable. We estimate the fair value of our consolidated secured notes payable by calculating the credit-adjusted present value of the principal and interest payments for each secured note payable. The calculation incorporates observable market interest rates which we consider to be Level 2 inputs, assumes that the loans will be outstanding through maturity, and includes any maturity extension options. The table below presents the estimated fair value and carrying value of our secured notes payable, the carrying value includes unamortized loan premium/discount and excludes unamortized deferred loan fees:

(In thousands)	March 31, 2025	December 31, 2024

Fair value	$5,614,347	$5,429,586
Carrying value	$5,662,289	$5,524,643

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

(In thousands)	March 31, 2025	December 31, 2024

Fair value	$4,350	$3,764
Carrying value	$10,818	$10,822

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	March 31, 2025	December 31, 2024
Derivative Assets:
Fair value - consolidated derivatives(1)	$56,371	$77,620
Fair value - unconsolidated Fund's derivatives(2)	$—	$6,459

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$2,178	$—
____________________________________________________
(1)    Consolidated derivatives, which reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts on our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable on our consolidated balance sheets. See "Loan Guarantees" in Note 16 regarding Partnership X swap guarantees.
(2)    We consolidated Partnership X commencing on January 1, 2025. See Note 3 regarding the consolidation of Partnership X. For the comparable period, the Unconsolidated Fund's derivatives, reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund on our consolidated balance sheets. See Note 6 for more information about our Fund, including our equity interest percentage.

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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended March 31,
	2025	2024
Office Segment
Total office revenues	$202,097	$197,937
Office expenses	(73,053)	(67,220)
Office segment profit	129,044	130,717

Multifamily Segment
Total multifamily revenues	49,438	47,032
Multifamily expenses	(16,555)	(15,850)
Multifamily segment profit	32,883	31,182

Total profit from all segments	$161,927	$161,899

The table below presents a reconciliation of the net income attributable to common stockholders to the total profit from all segments:

(In thousands)	Three Months Ended March 31,
	2025	2024

Net income attributable to common stockholders	$39,800	$8,909
Net income (loss) attributable to noncontrolling interests	4,779	(2,778)
Net income	44,579	6,131
General and administrative expenses	11,460	11,571
Depreciation and amortization	97,840	95,769
Other income	(4,923)	(7,044)
Other expenses	105	114
Loss from unconsolidated Fund	—	26
Interest expense	60,078	55,332
Gain from consolidation of JV	(47,212)	—
Total profit from all segments	$161,927	$161,899

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2025:

Twelve months ending March 31,	(In thousands)

2026	$596,275
2027	497,857
2028	413,798
2029	328,179
2030	260,291
Thereafter	962,444
Total future minimum base rentals(1)	$3,058,844
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For the three months ended March 31, 2025 and 2024, no tenant accounted for more than 10% of our total revenues.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Geographic Risk

All of our properties, including our consolidated JVs' properties, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of March 31, 2025, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2025, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of March 31, 2025, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $39.9 million.

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of March 31, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

During 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. The reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. The lender is treating the $210.0 million Barrington Plaza loan, which matures in June 2027, as a construction loan, and we signed a construction completion guarantee in January 2024. The guarantee will remain in effect until either the construction is completed or the loan is paid in full. As of March 31, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the three months ended March 31, 2025, our results of operations were impacted by: (i) various transactions - see "Acquisition, Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below and (ii) the consolidation of Partnership X - see Note 3 to our consolidated financial statements in Part 1, Item 1 of this Report.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries, and our consolidated JVs, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.
For the purpose of reporting key operating metrics, commencing with the fourth quarter of 2024, we are focused on the properties in our In-Service Portfolio. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two office properties and one multifamily property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of March 31, 2025 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	69	2	71
Rentable square feet	17,526,068	703,673	18,229,741
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,391	821	5,212

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	80.9%
Occupancy Rate	78.6%
Multifamily Portfolio Leased Rate	99.1%

Revenues by Segment and Location
During the three months ended March 31, 2025, revenues from our Total Portfolio were derived as follows:
____

Acquisition, Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions

Acquisition, Debt and Equity Transactions
During the first quarter of 2025:
•A consolidated JV that we manage, and in which we own a 30% interest, acquired a 17-story 247,000 square foot office property located at 10900 Wilshire Boulevard in Westwood. Title to the property was transferred following the purchase of a secured note by the respective JV.
•We modified and extended a $335.0 million term loan for seven years, effective March 3, 2025. The loan is secured by an office property. The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%.
•During March 2025, we closed a $127.2 million loan and used part of the proceeds to pay off a $102.4 million loan. The interest rate is fixed at 4.99% and the loan matures in April 2030.
See Notes 3 and 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisition and debt, respectively.
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

Barrington Plaza
During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of March 31, 2025, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 16 to our consolidated financial statements in Item 1 of this Report. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.
10900 Wilshire Boulevard
See "Acquisition, Debt and Equity Transactions" above regarding the acquisition of 10900 Wilshire Boulevard in Westwood. This property includes an adjoining residential development site. We expect to invest in upgrades to the office building and develop a new residential building with 109 units over a three to four year period. Commencing with the first quarter of 2025, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

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

	Three Months Ended	Year Ended December 31,
	March 31, 2025	2024	2023	2022	2021

Average straight-line rental rate(1)(2)(4)(5)	$45.53	$50.50	$42.97	$46.78	$44.99
Annualized lease transaction costs(3)(4)(5)	$6.17	$5.95	$5.53	$5.85	$4.77

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
(4)Our office rental rates were adversely impacted by the COVID-19 pandemic during 2021 and 2022, although the lower rental rates for the respective periods were partly offset by lower tenant improvement costs.
(5)Our office rental rates and lease transaction costs were impacted by a large tenant lease renewal during the three months ended March 31, 2024.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio. The table below presents only our In-Service Portfolio.

	Three Months Ended March 31, 2025

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$50.68	$44.29	(12.6)%
Straight-line Rent	$45.12	$45.53	0.9%

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

	Three Months Ended	Year Ended December 31,
	March 31, 2025	2024	2023	2022	2021

Average annual rental rate - new tenants(1)	$43,206	$39,580	$36,070	$31,763	$29,837

_____________________________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)    During 2022, the average was impacted by the acquisition of 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio.
(ii) During 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio. Barrington Plaza was removed from this metric beginning with the third quarter of 2023.
(iii) During 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2025 (new tenants and existing tenants undergoing annual rent review) was 4.7% higher on average than the prior rent on the same unit after adjusting for rent concessions. Commencing with the fourth quarter of 2024, the rent change includes only our In-Service Portfolio.

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

		December 31,
Occupancy Rates as of:	March 31, 2025	2024	2023	2022	2021

Office portfolio(1)	78.6%	79.2%	81.0%	83.7%	84.9%
Multifamily portfolio(2)	97.7%	97.4%	96.7%	98.1%	98.0%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(3):	March 31, 2025	2024	2023	2022	2021

Office portfolio(1)	78.9%	80.1%	82.6%	84.2%	85.7%
Multifamily portfolio(2)	97.6%	97.0%	96.9%	97.9%	96.8%

__________________________________________________________________
(1)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2021 and 2022.
(2)Excludes units vacated as part of removing Barrington Plaza from the rental market until June of 2023 and excludes the impact of Barrington Plaza entirely starting in July 2023.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of March 31, 2025, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2022, 2023, and 2024 with the same remaining duration as the leases for the labeled year had at March 31, 2025.

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$172,514	$169,726	$2,788	1.6%	The increase was primarily due to: (i) rental revenues and tenant recoveries from a JV we commenced consolidating on January 1, 2025, (ii) rental revenues and tenant recoveries from an office property we acquired in January 2025, and (iii) higher tenant recoveries, partly offset by (iv) a decrease in rental revenues and tenant recoveries from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower rental revenues due to lower occupancy.
Office parking and other income	$29,583	$28,211	$1,372	4.9%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Results of Operations (continued)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Multifamily revenue	$49,438	$47,032	$2,406	5.1%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$73,053	$67,220	$(5,833)	(8.7)%	The increase was primarily due to: (i) higher property taxes, (ii) rental expenses from a JV we commenced consolidating on January 1, 2025, (iii) rental expenses from an office property we acquired in January 2025, and (iv) higher scheduled services expenses, partly offset by (v) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (vi) lower insurance expenses.
Multifamily expenses	$16,555	$15,850	$(705)	(4.4)%	The increase was primarily due to an increase in property taxes, scheduled services expenses and repairs and maintenance expenses, partly offset by lower personnel and insurance expenses.
General and administrative expenses	$11,460	$11,571	$111	1.0%	General and administrative expenses were similar to the comparable period.
Depreciation and amortization	$97,840	$95,769	$(2,071)	(2.2)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Non-Operating Income and Expenses

Other income	$4,923	$7,044	$(2,121)	(30.1)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(105)	$(114)	$9	7.9%	Other expenses were similar to the comparable period.
Loss from unconsolidated Fund	$—	$(26)	$26	100.0%
On January 1, 2025, we commenced consolidating Partnership X, one of our joint ventures. The results of Partnership X are included in our operating results from January 1, 2025. Before January 1, 2025, Partnership X was accounted for using the equity method, and our share of Partnership X's net income (loss) was included in our statements of operations in Loss from unconsolidated Fund. See Note 3 to our consolidated financial statements in Part 1, Item 1 of this Report.

Interest expense	$(60,078)	$(55,332)	$(4,746)	(8.6)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

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
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income (loss) attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024

Net income attributable to common stockholders	$39,800	$8,909
Depreciation and amortization of real estate assets	97,840	95,769
Net income (loss) attributable to noncontrolling interests	4,779	(2,778)
Adjustments attributable to unconsolidated Fund(1)	—	1,011
Adjustments attributable to consolidated JVs(2)	(14,247)	(12,855)
Gain from consolidation of JV	(47,212)	—
FFO	$80,960	$90,056

________________________________________________________________
(1)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets. We commenced consolidating Partnership X on January 1, 2025. See Note 3 to our consolidated financial statements in Part 1, Item 1 of this Report.
(2)Adjusts for the net income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024
For the three months ended March 31, 2025, FFO decreased by $9.1 million, or 10.1%, to $81.0 million, compared to $90.1 million for the three months ended March 31, 2024. The decrease was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.

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
Comparison of three months ended March 31, 2025 to three months ended March 31, 2024

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,391 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$192,232	$190,440	$1,792	0.9%	The increase was primarily due to higher tenant recoveries, partly offset by lower rental revenues due to lower occupancy.
Office expenses	(70,261)	(66,383)	(3,878)	(5.8)%	The increase was primarily due to higher property taxes and higher scheduled services expenses, partly offset by lower insurance expenses.
Office NOI	121,971	124,057	(2,086)	(1.7)%

Multifamily revenues	48,949	46,010	2,939	6.4%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(16,274)	(15,440)	(834)	(5.4)%	The increase was primarily due to an increase in property taxes, scheduled services expenses and repairs and maintenance expenses, partly offset by lower personnel and insurance expenses.
Multifamily NOI	32,675	30,570	2,105	6.9%

Total NOI	$154,646	$154,627	$19	—%

Reconciliation to GAAP

The table below presents a reconciliation of Net income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Three Months Ended March 31,
(In thousands)	2025	2024

Net income attributable to common stockholders	$39,800	$8,909
Net income (loss) attributable to noncontrolling interests	4,779	(2,778)
Net income	44,579	6,131
General and administrative expenses	11,460	11,571
Depreciation and amortization	97,840	95,769
Other income	(4,923)	(7,044)
Other expenses	105	114
Loss from unconsolidated Fund	—	26
Interest expense	60,078	55,332
Gain from consolidation of JV	(47,212)	—
NOI	$161,927	$161,899

Same Property NOI by Segment

Same property office revenues	$192,232	$190,440
Same property office expenses	(70,261)	(66,383)
Same Property Office NOI	121,971	124,057

Same property multifamily revenues	48,949	46,010
Same property multifamily expenses	(16,274)	(15,440)
Same Property Multifamily NOI	32,675	30,570

Same Property NOI	154,646	154,627
Non-comparable office revenues	9,865	7,497
Non-comparable office expenses	(2,792)	(837)
Non-comparable multifamily revenues	489	1,022
Non-comparable multifamily expenses	(281)	(410)
NOI	$161,927	$161,899

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the three months ended March 31, 2025, we generated cash from operations of $132.6 million. As of March 31, 2025, we had $525.7 million of cash and cash equivalents. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

We generally only use non-recourse debt secured by our properties. As of the date of this report, approximately 44% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

None

Cash Flows

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,		Increase (Decrease) In Cash
	2025	2024		%
	(In thousands)

Net cash provided by operating activities(1)	$132,636	$139,024	$(6,388)	(4.6)%
Net cash used in investing activities(2)	$(33,948)	$(62,448)	$28,500	45.6%
Net cash used in financing activities(3)	$(17,615)	$(42,981)	$25,366	59.0%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense. The decrease in cash from operating activities of $6.4 million was primarily due to: (i) lower office occupancy, (ii) higher office rental expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $28.5 million was primarily due to $25.6 million of cash and cash equivalents from the consolidation of Partnership X.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $25.4 million was primarily due to higher net borrowings during the current period.

Critical Accounting Policies and Estimates

We have not made any changes to our critical accounting policies disclosed in our 2024 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of March 31, 2025, the interest rates for 67% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 15% were capped with interest rate caps. As of March 31, 2025, the maximum amount the interest expense on our capped-rate borrowings could increase by is $23.3 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

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

Unhedged Floating-Rate Borrowings

As of March 31, 2025, the interest rates for 18% of our consolidated borrowings were floating. As of March 31, 2025, the interest expense for our unhedged floating-rate borrowings would increase by $10.6 million per year for every one hundred basis point increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of March 31, 2025, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	May 9, 2025	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	May 9, 2025	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO