Form 10-Q
period 2025-06-30
Douglas Emmett Inc
filed 2025-08-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	August 1, 2025
Common Stock, $0.01 par value per share	167,446,350	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LIBOR	London Interbank Offered Rate
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
USD	United States Dollar
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments and approximately 34,000 square feet of retail space in Los Angeles which we are removing from the residential rental market following a fire in January 2020, (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (iii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are planning to develop 320 apartments.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	June 30, 2025	December 31, 2024

Assets
Investment in real estate, gross	$12,864,501	$12,495,252
Less: accumulated depreciation and amortization	(4,071,102)	(3,916,625)
Investment in real estate, net	8,793,399	8,578,627
Ground lease right-of-use asset	7,433	7,438
Cash and cash equivalents	426,889	444,623
Tenant receivables	1,757	4,242
Deferred rent receivables	120,360	117,570
Acquired lease intangible assets, net	5,499	2,487
Interest rate contract assets	40,149	77,620
Investment in unconsolidated Fund	—	23,770
Other assets	38,046	147,323
Total Assets	$9,433,532	$9,403,700

Liabilities
Secured notes payable, net	$5,562,721	$5,498,022
Ground lease liability	10,815	10,822
Interest payable, accounts payable and deferred revenue	157,380	131,011
Security deposits	64,317	62,449
Acquired lease intangible liabilities, net	11,249	11,331
Interest rate contract liabilities	3,794	—
Dividends payable	31,828	31,825
Total Liabilities	5,842,104	5,745,460

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,446,350 and 167,435,259 outstanding at June 30, 2025 and December 31, 2024, respectively	1,674	1,674
Additional paid-in capital	3,396,604	3,396,452
Accumulated other comprehensive income	24,942	54,917
Accumulated deficit	(1,424,059)	(1,394,394)
Total Douglas Emmett, Inc. stockholders' equity	1,999,161	2,058,649
Noncontrolling interests	1,592,267	1,599,591
Total Equity	3,591,428	3,658,240
Total Liabilities and Equity	$9,433,532	$9,403,700

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Office rental
Rental revenues and tenant recoveries	$172,924	$171,069	$345,438	$340,795
Parking and other income	29,886	28,171	59,469	56,382
Total office revenues	202,810	199,240	404,907	397,177

Multifamily rental
Rental revenues	45,370	42,653	90,566	85,873
Parking and other income	4,254	3,884	8,496	7,696
Total multifamily revenues	49,624	46,537	99,062	93,569

Total revenues	252,434	245,777	503,969	490,746

Operating Expenses
Office expenses	76,559	67,141	149,612	134,361
Multifamily expenses	16,230	15,967	32,785	31,817
General and administrative expenses	12,281	11,488	23,741	23,059
Depreciation and amortization	101,719	95,492	199,559	191,261
Total operating expenses	206,789	190,088	405,697	380,498

Other income	4,788	7,430	9,711	14,474
Other expenses	(161)	(80)	(266)	(194)
Income from unconsolidated Fund	—	1,147	—	1,121
Interest expense	(65,335)	(54,955)	(125,413)	(110,287)
Gain from consolidation of JV	—	—	47,212	—
Net (loss) income	(15,063)	9,231	29,516	15,362
Net loss attributable to noncontrolling interests	9,228	1,647	4,449	4,425
Net (loss) income attributable to common stockholders	$(5,835)	$10,878	$33,965	$19,787

Net (loss) income per common share – basic and diluted	$(0.04)	$0.06	$0.20	$0.11

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) income	$(15,063)	$9,231	$29,516	$15,362
Other comprehensive loss: cash flow hedges	(16,778)	(26,730)	(50,368)	(22,630)
Comprehensive loss	(31,841)	(17,499)	(20,852)	(7,268)
Comprehensive loss attributable to noncontrolling interests	16,438	10,005	24,842	11,765
Comprehensive (loss) income attributable to common stockholders	$(15,403)	$(7,494)	$3,990	$4,497

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024

Shares of Common Stock	Beginning balance	167,446	167,372	167,435	167,206
	Exchange of OP Units for common stock	—	27	11	193
	Ending balance	167,446	167,399	167,446	167,399

Common Stock	Beginning balance	$1,674	$1,674	$1,674	$1,672
	Exchange of OP units for common stock	—	—	—	2
	Ending balance	$1,674	$1,674	$1,674	$1,674

Additional Paid-in Capital	Beginning balance	$3,396,602	$3,395,499	$3,396,452	$3,392,955
	Exchange of OP Units for common stock	—	409	159	2,952
	Repurchases of OP Units with cash	2	1	(7)	2
	Ending balance	$3,396,604	$3,395,909	$3,396,604	$3,395,909

Accumulated Other Comprehensive Income	Beginning balance	$34,510	$118,999	$54,917	$115,917
	Cash flow hedge adjustments	(9,568)	(18,372)	(29,975)	(15,290)
	Ending balance	$24,942	$100,627	$24,942	$100,627

Accumulated Deficit	Beginning balance	$(1,386,409)	$(1,313,573)	$(1,394,394)	$(1,290,682)
	Net (loss) income attributable to common stockholders	(5,835)	10,878	33,965	19,787
	Dividends	(31,815)	(31,806)	(63,630)	(63,606)
	Ending balance	$(1,424,059)	$(1,334,501)	$(1,424,059)	$(1,334,501)

Noncontrolling Interests	Beginning balance	$1,607,517	$1,614,271	$1,599,591	$1,625,535
	Net loss attributable to noncontrolling interests	(9,228)	(1,647)	(4,449)	(4,425)
	Cash flow hedge adjustments	(7,210)	(8,358)	(20,393)	(7,340)
	Contributions	5,400	—	5,400	—
	Consolidation of JV	—	—	20,246	—
	Distributions	(7,112)	(7,645)	(14,215)	(18,102)
	Exchange of OP Units for common stock	—	(409)	(159)	(2,954)
	Repurchases of OP Units with cash	(189)	(11)	(228)	(18)
	Stock-based compensation	3,089	3,085	6,474	6,590
	Ending balance	$1,592,267	$1,599,286	$1,592,267	$1,599,286

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024

Total Equity	Beginning balance	$3,653,894	$3,816,870	$3,658,240	$3,845,397
	Net (loss) income	(15,063)	9,231	29,516	15,362
	Cash flow hedge adjustments	(16,778)	(26,730)	(50,368)	(22,630)
	Consolidation of JV	—	—	20,246	—
	Repurchases of OP Units with cash	(187)	(10)	(235)	(16)
	Contributions	5,400	—	5,400	—
	Dividends	(31,815)	(31,806)	(63,630)	(63,606)
	Distributions	(7,112)	(7,645)	(14,215)	(18,102)
	Stock-based compensation	3,089	3,085	6,474	6,590
	Ending balance	$3,591,428	$3,762,995	$3,591,428	$3,762,995

Dividends declared per common share		$0.19	$0.19	$0.38	$0.38

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$29,516	$15,362
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	—	(1,121)
Gain from consolidation of JV	(47,212)	—
Depreciation and amortization	199,559	191,261
Net accretion of acquired lease intangibles	(2,622)	(4,326)
Straight-line rent	(2,791)	(943)
Loan premium/discount amortized/accreted and written off	166	(229)
Deferred loan costs amortized and written off	5,024	4,415
Amortization of stock-based compensation	5,139	5,292
Operating distributions from unconsolidated Fund	—	573
Change in working capital components:
Tenant receivables	2,478	754
Interest payable, accounts payable and deferred revenue	9,830	4,782
Security deposits	410	829
Other assets	14,430	14,239
Net cash provided by operating activities	213,927	230,888

Investing Activities
Capital expenditures for improvements to real estate	(93,446)	(87,778)
Capital expenditures for developments	(39,480)	(19,727)
Insurance recoveries for damage to real estate	2,162	2,342
Cash and cash equivalents assumed from consolidation of JV	25,589	—
Acquisition of additional interest in unconsolidated Fund	—	(5,214)
Capital distributions from unconsolidated Fund	—	147
Net cash used in investing activities	(105,175)	(110,230)

Financing Activities
Proceeds from borrowings	129,250	—
Repayment of borrowings	(173,782)	(446)
Loan cost payments	(9,277)	(540)
Contributions from noncontrolling interests in consolidated JVs	5,400	—
Distributions paid to noncontrolling interests	(14,215)	(18,102)
Dividends paid to common stockholders	(63,627)	(63,570)
Repurchases of OP Units	(235)	(16)
Net cash used in financing activities	(126,486)	(82,674)

(Decrease) increase in cash and cash equivalents and restricted cash	(17,734)	37,984
Cash and cash equivalents and restricted cash - beginning balance	444,652	523,183
Cash and cash equivalents and restricted cash - ending balance	$426,918	$561,167

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	June 30, 2025	June 30, 2024

Cash and cash equivalents	$426,889	$561,066
Restricted cash (included in Other assets on our consolidated balance sheets)	29	101
Cash and cash equivalents and restricted cash	$426,918	$561,167

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2025	2024

Cash paid for interest, net of capitalized interest	$114,432	$106,803
Capitalized interest paid	$5,108	$3,912

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$33,653	$14,348
Capitalized stock-based compensation for improvements to real estate and developments	$1,335	$1,298
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$44,990	$49,834
Removal of fully amortized acquired lease intangible assets	$800	$96
Removal of fully accreted acquired lease intangible liabilities	$6,054	$9,089

Non-cash Financing Transactions
(Loss) gain recorded in AOCI - consolidated derivatives	$(7,229)	$51,587
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$—	$5,550
Dividends declared	$63,630	$63,606
Exchange of OP Units for common stock	$159	$2,954

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
At June 30, 2025, our Total Portfolio consisted of (i) a 18.0 million square foot office portfolio, (ii) 5,442 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of June 30, 2025, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

Total Portfolio
Office
Wholly-owned properties	52
Consolidated JV properties	18
70

Multifamily
Wholly-owned properties	12
Consolidated JV properties	3
15

Total	85

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.75 billion and $3.73 billion as of June 30, 2025 and December 31, 2024. See Note 8. We also consolidate six JVs through our Operating Partnership. We consolidate our Operating Partnership and our six JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each. On January 1, 2025, we commenced consolidating one of our JVs which was previously unconsolidated and accounted for using the equity method. The JV owns two Class A office properties totaling 0.4 million square feet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of June 30, 2025, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.86 billion (of which $3.60 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.91 billion (of which $1.84 billion related to debt).

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

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were
$12.9 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively, and $25.1 million and $20.5 million for the six months ended June 30, 2025 and 2024, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	June 30, 2025	December 31, 2024

Land	$1,199,291	$1,185,977
Buildings and improvements	10,448,766	10,190,502
Tenant improvements and lease intangibles	1,074,365	1,032,373
Property under development	142,079	86,400
Investment in real estate, gross	$12,864,501	$12,495,252

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
We determined the fair value of Partnership X’s assets and liabilities upon initial consolidation using our estimates of expected future cash flows and other valuation techniques.  We estimated the fair values of Partnership X’s properties by using the income and sales comparison valuation approaches which included, but are not limited to, our estimates of rental rates, comparable sales, revenue growth rates, capitalization rates and discount rates.  Assumed debt was recorded at fair value based upon the present value of the expected future payments and current interest rates.  Other acquired assets, including cash and assumed liabilities were recorded at cost due to the short-term nature of the balances. The table below summarizes the adjusted relative purchase price allocation for the initial consolidation of the JV.

(In thousands)	JV Consolidation

Land	$4,286
Buildings and improvements	157,956
Tenant improvements and lease intangibles	7,861
Acquired lease intangible assets and liabilities, net	(602)
Interest rate contract assets	6,459
Secured note payable, net	(112,995)
Other assets and liabilities, net	23,501
Net assets and liabilities consolidated	$86,466

Acquisition of 10900 Wilshire

On January 2, 2025, a consolidated JV that we manage, and in which we own a 30% interest, acquired a 17-story, 247,000 square foot office building at 10900 Wilshire Boulevard in Westwood. Title to the property was transferred following the purchase of a secured note by the JV in 2024, which was partially financed by a $61.8 million loan. See Note 8 for our debt disclosures. We accounted for the acquisition as an asset acquisition and the acquired property's operating results are included in our consolidated operating results from the date of acquisition. The table below summarizes the relative fair values of the assets acquired and liabilities assumed.

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

As of June 30, 2025, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was:

•$183 thousand for each of the three month periods ended June 30, 2025 and 2024, and
•$366 thousand for each of the six month periods ended June 30, 2025 and 2024.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2025:

Twelve months ending June 30,	(In thousands)

2026	$733
2027	733
2028	733
2029	733
2030	733
Thereafter	41,414
Total future minimum ground lease payments	$45,079

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2025	December 31, 2024

Above-market tenant leases	$7,716	$4,338
Above-market tenant leases - accumulated amortization	(3,052)	(2,694)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(317)	(309)
Acquired lease intangible assets, net	$5,499	$2,487

Below-market tenant leases	$32,355	$34,704
Below-market tenant leases - accumulated accretion	(21,106)	(23,373)
Acquired lease intangible liabilities, net	$11,249	$11,331

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$1,163	$1,987	$2,630	$4,334
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Total	$1,159	$1,983	$2,622	$4,326
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

Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide. For the six months ended June 30, 2025, the respective transactions are eliminated in consolidation. For the six months ended June 30, 2024, when we accounted for our investment in Partnership X using the equity method, those amounts are included in Other income on our consolidated statements of operations.

We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. For the six months ended June 30, 2025, the respective transactions are eliminated in consolidation. For the six months ended June 30, 2024, when we accounted for our investment in Partnership X using the equity method, we received operating and capital distributions of $573 thousand and $147 thousand, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X before January 1, 2025 (when we accounted for our investment in Partnership X using the equity method). The amounts presented reflect 100% (not our pro-rata share) of the amounts related to Partnership X, and are based upon historical book value:

(In thousands)	December 31, 2024

Total assets	$145,626
Total liabilities	$118,825
Total equity	$26,801

Six Months Ended June 30,
(In thousands)	2024

Total revenues	$8,685
Operating income	$2,104
Net income	$1,248

7. Other Assets

(In thousands)	June 30, 2025	December 31, 2024

Prepaid expenses, note receivable and other(1)	$14,807	$124,430
Deposit with lender(2)	14,338	14,072
Furniture, fixtures and equipment, net	6,913	6,833
Indefinite-lived intangibles	1,988	1,988
Total other assets	$38,046	$147,323
_______________________________________________________________________
(1) As of December 31, 2024, includes a note receivable that we purchased during December 2024 through a consolidated JV. The note receivable was secured by a property. In January 2025, the respective JV received the title to the property. See "Acquisition of 10900 Wilshire" in Note 3.
(2) In connection with the Barrington Plaza loan, we deposited cash into an interest-bearing collateral account with the lender. See our debt disclosures in Note 8 (note 5 to the table) for more detail regarding the loan and the cash deposited.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2025	Principal Balance as of December 31, 2024	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date
		(In thousands)
Consolidated Wholly-Owned Subsidiaries
Fannie Mae loan(3)	N/A	$—	$102,400	N/A	N/A	N/A
Term loan(4)	8/15/2026	415,000	415,000	SOFR + 1.20%	3.07%	8/1/2025
Term loan(4)	9/19/2026	366,000	366,000	SOFR + 1.25%	N/A	N/A
Term loan(4)	9/26/2026	200,000	200,000	SOFR + 1.30%	N/A	N/A
Term loan(4)	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Fannie Mae loan(4)(5)	6/1/2027	550,000	550,000	SOFR + 1.48%	N/A	N/A
Term loan(4)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(4)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(4)	6/1/2029	255,000	255,000	SOFR + 1.09%	3.26%	6/1/2027
Fannie Mae loan(4)	6/1/2029	125,000	125,000	SOFR + 1.09%	3.25%	6/1/2027
Fannie Mae loan(3)(4)	4/1/2030	127,200	—	N/A	4.99%	N/A
Term loan(6)	3/3/2032	336,134	335,000	N/A	4.57%	N/A
Fannie Mae loan(4)(7)	8/1/2033	350,000	350,000	SOFR + 1.37%	N/A	N/A
Term loan(8)	6/1/2038	26,272	26,739	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,750,606	3,725,139

Consolidated JVs
Term loan(4)(9)	5/15/2027	380,000	450,000	SOFR + 1.45%	N/A	N/A
Term loan(4)(10)	8/19/2028	625,000	625,000	SOFR + 1.45%	N/A	N/A
Term loan(4)(11)	9/14/2028	115,000	—	SOFR + 1.46%	2.19%	10/1/2026
Term loan(4)(12)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(4)(13)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Term loan(4)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Fannie Mae loan(4)(14)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Total Consolidated Debt(15)		5,592,356	5,521,889
Unamortized loan premium/discount, net(16)		916	2,754
Unamortized deferred loan costs, net(17)		(30,551)	(26,621)
Total Consolidated Debt, net		$5,562,721	$5,498,022
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
(2)Effective rate as of June 30, 2025. Includes the effect of interest rate swaps (if applicable) and excludes the effect of prepaid loan fees and loan premiums/discounts. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(3)We closed a $127.2 million loan and used part of the proceeds to pay off a $102.4 million loan during March 2025.
(4)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
(5)The loan is secured by four residential properties. A portion of the loan totaling $472 million has a lender-required out-of-the-money interest rate cap at a weighted average of 8.99% until July 2026. For the portion of the loan relating to Barrington Plaza, in connection with the removal of that property from the rental market during 2023, the lender is treating the debt as a construction loan, and we signed a construction completion guarantee in January 2024. See "Guarantees" in Note 16. The lender also required a $13.3 million cash deposit, which we placed into an interest bearing collateral account during 2023. The lender will return the deposit at the earlier of August 2026 or when the loan is paid in full. The deposit is included in Other assets in our consolidated balance sheets. See Note 7.
(6)We modified and extended the loan for seven years, effective March 3, 2025. The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. See Note 9 regarding the accrued interest on the loan. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%. The loan includes a revolving credit facility of $12.5 million, which accrues interest at 5.5%. As of June 30, 2025, the outstanding balance on the revolving credit facility was $1.1 million.
(7)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026.
(8)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(9)In May 2025, the JV made a $70.0 million loan principal payment to extend the loan for up to two years. The related interest rate swaps expired in April 2025, and in May 2025, the JV purchased an interest rate cap which capped the interest rate at 7.45% until May 2026.
(10)The interest rate swaps related to this loan expired on June 1, 2025.
(11)The loan for a fund that we commenced consolidating on January 1, 2025. See Note 3.
(12)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(13)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 16.
(14)The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining term of the loan.
(15)See Note 13 for our debt fair value disclosures.
(16)Balances are net of accumulated amortization/accretion of $1.3 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively.
(17)Balances are net of accumulated amortization of $56.5 million and $56.9 million at June 30, 2025 and December 31, 2024, respectively.

The table below summarizes our consolidated fixed and floating rate debt:

(In thousands)	Principal Balance as of June 30, 2025	Principal Balance as of December 31, 2024

Aggregate swap-fixed rate loans	$2,170,000	$3,130,000
Aggregate fixed rate loans	551,356	88,489
Aggregate capped rate loans	1,202,000	822,000
Aggregate floating rate loans	1,669,000	1,481,400
Total Debt	$5,592,356	$5,521,889

The table below summarizes certain consolidated debt statistics as of June 30, 2025:

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in billions)	$2.72
Weighted average remaining life (including extension options)	3.7 years
Weighted average remaining fixed interest period	2.3 years
Weighted average annual interest rate	3.78%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Principal Payments

At June 30, 2025, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending June 30,	Including Maturity Extension Options(1)

(In thousands)

2026	$965
2027	2,312,010
2028	301,057
2029	2,081,106
2030	190,107
Thereafter	707,111
Total future principal payments	$5,592,356
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Loan premium/discount (amortized)/accreted and written off, net	$83	$(114)	$166	$(229)
Deferred loan costs amortized and written off	2,567	2,206	5,024	4,415
Loan costs expensed	508	1	522	53
Total	$3,158	$2,093	$5,712	$4,239

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2025	December 31, 2024

Interest payable(1)	$25,375	$19,584
Accounts payable and accrued liabilities	89,755	60,131
Deferred revenue	42,250	51,296
Total interest payable, accounts payable and deferred revenue	$157,380	$131,011

________________________________________________
(1)     At June 30, 2025, includes accrued interest of $4.6 million for a term loan that matures in March 2032. See Note 8 for more information regarding our debt.

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

Derivative Summary

The table below summarizes our derivative contracts as of June 30, 2025:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	19	$2,170,000
Consolidated derivatives - caps(2)(3)	6	$1,202,000
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

(In thousands)	June 30, 2025	December 31, 2024

Consolidated derivatives(1)	$44,251	$85,420
Unconsolidated Fund's derivatives(2)	$—	$6,839
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of June 30, 2025, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2025	December 31, 2024

Consolidated derivatives(1)(2)	$3,756	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of December 31, 2024.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2025	2024
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
(Losses) gains recorded in AOCI before reclassifications(1)	$(7,229)	$51,587
Gains reclassified from AOCI to Interest Expense(1)	$(38,377)	$(77,965)
Interest expense presented on the consolidated statements of operations	$(125,413)	$(110,287)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$—	$5,550
Gains reclassified from AOCI to Income from unconsolidated Fund(1)	$—	$(1,802)
Income from unconsolidated Fund presented on the consolidated statements of operations	$—	$1,121
Gain reclassified from AOCI to Gain from consolidation of JV(3)	$(4,762)	$—
Gain from consolidation of JV presented on the consolidated statements of operations(3)	$47,212	$—
________________________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the six months ended June 30, 2025. For the comparable period, we calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about the Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Future Reclassifications from AOCI

As of June 30, 2025, our estimate of the AOCI related to derivatives designated as cash flow hedges that will be reclassified to earnings during the next twelve months is as follows:

(In thousands)

Consolidated derivatives:
Gains to be reclassified from AOCI to Interest Expense	$27,719

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

11.  Equity

Transactions

During the Six Months Ended June 30, 2025
•We acquired 11 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 16 thousand OP Units for $235 thousand in cash.
•In June 2025, one of our consolidated JVs raised $12.0 million of additional capital. We contributed $6.6 million of cash to the JV and another investor contributed $5.4 million of cash to the JV.

During the Six Months Ended June 30, 2024
•We acquired 193 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 1,164 OP Units for $16 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of June 30, 2025, noncontrolling interests in our Operating Partnership owned 35.5 million OP Units and fully-vested LTIP Units, which represented approximately 17.5% of our Operating Partnership's total outstanding interests, and we owned 167.4 million OP Units (to match our 167.4 million shares of outstanding common stock), which represented approximately 82.5% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2025	2024

Net income attributable to common stockholders	$33,965	$19,787

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	159	2,954
Repurchases of OP Units from noncontrolling interests	(7)	2
Net transfers from noncontrolling interests	152	2,956

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$34,117	$22,743

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2025	2024

Accumulated Other Comprehensive Income - Beginning balance	$54,917	$115,917
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(7,229)	51,587
Reclassification of gains from AOCI to Interest Expense	(38,377)	(77,965)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	—	5,550
Reclassification of gains from AOCI to Income from unconsolidated Fund	—	(1,802)
Consolidation of unconsolidated Fund(3)	(4,762)	—
Net current period OCI	(50,368)	(22,630)
OCI attributable to noncontrolling interests	20,393	7,340
OCI attributable to common stockholders	(29,975)	(15,290)

Accumulated Other Comprehensive Income - Ending balance	$24,942	$100,627
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the six months ended June 30, 2025. For the comparable period, we calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. As of June 30, 2025, we had an aggregate of 12.8 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Stock-based compensation expense, net	$2,409	$2,429	$5,139	$5,292
Capitalized stock-based compensation	$680	$656	$1,335	$1,298

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
12. EPS

We calculate basic EPS by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common shares and dilutive instruments outstanding during the period using the treasury stock method. We account for unvested LTIP awards that contain non-forfeitable rights to dividends as participating securities and include these securities in the computation of basic and diluted EPS using the two-class method. The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(5,835)	$10,878	$33,965	$19,787
Allocation to participating securities: Unvested LTIP Units	(339)	(341)	(684)	(692)
Net (loss) income attributable to common stockholders - basic and diluted	$(6,174)	$10,537	$33,281	$19,095

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,446	167,385	167,444	167,355
Net (loss) income per common share - basic and diluted	$(0.04)	$0.06	$0.20	$0.11

____________________________________________________
(1) Outstanding OP Units and vested LTIP Units are not included in the denominator in calculating diluted EPS, even though they may be exchanged under certain conditions for common stock on a one-for-one basis, because their associated net income or loss (equal on a per unit basis to the Net income or loss per common share - diluted) was already deducted in calculating Net (loss) income attributable to common stockholders. Accordingly, any exchange would not have any effect on diluted EPS. The table below presents the weighted average OP Units and vested LTIP Units outstanding for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

OP Units	32,806	30,870	32,812	30,900
Vested LTIP Units	2,718	2,806	2,706	2,789

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

As of June 30, 2025, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	June 30, 2025	December 31, 2024

Fair value	$5,560,681	$5,429,586
Carrying value	$5,593,272	$5,524,643

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

(In thousands)	June 30, 2025	December 31, 2024

Fair value	$4,296	$3,764
Carrying value	$10,815	$10,822

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	June 30, 2025	December 31, 2024
Derivative Assets:
Fair value - consolidated derivatives(1)	$40,149	$77,620
Fair value - unconsolidated Fund's derivatives(2)	$—	$6,459

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$3,794	$—
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Office Segment
Total office revenues	$202,810	$199,240	$404,907	$397,177
Office expenses	(76,559)	(67,141)	(149,612)	(134,361)
Office segment profit	126,251	132,099	255,295	262,816

Multifamily Segment
Total multifamily revenues	49,624	46,537	99,062	93,569
Multifamily expenses	(16,230)	(15,967)	(32,785)	(31,817)
Multifamily segment profit	33,394	30,570	66,277	61,752

Total profit from all segments	$159,645	$162,669	$321,572	$324,568

The table below presents a reconciliation of the net (loss) income attributable to common stockholders to the total profit from all segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) income attributable to common stockholders	$(5,835)	$10,878	$33,965	$19,787
Net loss attributable to noncontrolling interests	(9,228)	(1,647)	(4,449)	(4,425)
Net (loss) income	(15,063)	9,231	29,516	15,362
General and administrative expenses	12,281	11,488	23,741	23,059
Depreciation and amortization	101,719	95,492	199,559	191,261
Other income	(4,788)	(7,430)	(9,711)	(14,474)
Other expenses	161	80	266	194
Income from unconsolidated Fund	—	(1,147)	—	(1,121)
Interest expense	65,335	54,955	125,413	110,287
Gain from consolidation of JV	—	—	(47,212)	—
Total profit from all segments	$159,645	$162,669	$321,572	$324,568

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at June 30, 2025:

Twelve months ending June 30,	(In thousands)

2026	$591,195
2027	505,845
2028	417,626
2029	331,661
2030	267,800
Thereafter	1,005,282
Total future minimum base rentals(1)	$3,119,409
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

Barrington Plaza

In May 2023, we used a state law, the Ellis Act, to begin moving tenants out of the buildings in order to complete fire and life safety retrofits. We are appealing a ruling by a trial court in Santa Monica that the Ellis Act wasn’t the proper avenue for removing those tenants. We do not expect the ruling to have a meaningful impact on the anticipated timing, cost, or ultimate plans for the Barrington Plaza property, and continue to coordinate with the City of Los Angeles to comply with its order to sprinkler the Barrington Plaza property and to complete other fire life safety work. We are currently in litigation with the insurance providers in 2020 for Barrington Plaza to recover certain costs associated with reconstruction.

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For each of the six month periods ended June 30, 2025 and 2024, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of June 30, 2025, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of June 30, 2025, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of June 30, 2025, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $319.3 million.

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of June 30, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

During 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. The reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. The lender is treating the $210.0 million Barrington Plaza loan, which matures in June 2027, as a construction loan, and we signed a construction completion guarantee in January 2024. The guarantee will remain in effect until either the construction is completed or the loan is paid in full. As of June 30, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

17. Subsequent Events

During July 2025, we refinanced a $200.0 million office term loan that was scheduled to mature in September 2026. The new, non-recourse, interest-only term loan has a floating interest rate of SOFR + 2%, which we swapped to a fixed rate of 5.60% through 2030. The new loan matures in July 2032.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the six months ended June 30, 2025, our results of operations were impacted by: (i) various transactions - see "Acquisition, Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below and (ii) the consolidation of Partnership X - see Note 3 to our consolidated financial statements in Part 1, Item 1 of this Report.

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
For the purpose of reporting key operating metrics, commencing with the fourth quarter of 2024, we are focused on the properties in our In-Service Portfolio. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two office properties and one multifamily property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of June 30, 2025 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	69	1	70
Rentable square feet	17,526,068	456,205	17,982,273
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,410	1,032	5,442

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	80.7%
Occupancy Rate	78.0%
Multifamily Portfolio Leased Rate	99.3%

Revenues by Segment and Location
During the six months ended June 30, 2025, revenues from our Total Portfolio were derived as follows:
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
During the second quarter of 2025:
•In May 2025, one of our consolidated JVs made a $70.0 million loan principal payment to extend a term loan for up to two years. The related loan's interest rate swaps expired in April 2025, and in May 2025, the JV purchased an interest rate cap which capped the interest rate at 7.45% until May 2026.
•In June 2025, one of our consolidated JVs raised $12.0 million of additional capital. We contributed $6.6 million of cash to the JV and another investor contributed $5.4 million of cash to the JV.
During July, 2025:
•During July 2025, we refinanced a $200.0 million office term loan that was scheduled to mature in September 2026. The new, non-recourse, interest-only term loan has a floating interest rate of SOFR + 2%, which we swapped to a fixed rate of 5.60% through 2030. The new loan matures in July 2032.
See Notes 3, 8, 10, 11 and 17 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisition, debt, derivative contracts and equity, respectively.
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

Barrington Plaza
During the second quarter of 2023, we removed our Barrington Plaza Apartments property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of June 30, 2025, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 16 to our consolidated financial statements in Item 1 of this Report. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.
10900 Wilshire Boulevard
See "Acquisition, Debt and Equity Transactions" above regarding the acquisition of 10900 Wilshire Boulevard in Westwood. We are planning a 320-unit apartment community. We will convert the existing 247,000 square foot office tower into apartments, and integrate it with a new residential building that we are constructing on the property. The conversion of the office tower will occur in phases over a number of years as the office space in the building is vacated. Commencing with the first quarter of 2025, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

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

	Six Months Ended	Year Ended December 31,
	June 30, 2025	2024	2023	2022	2021

Average straight-line rental rate(1)(2)(4)(5)	$45.58	$50.50	$42.97	$46.78	$44.99
Annualized lease transaction costs(3)(4)(5)	$6.11	$5.95	$5.53	$5.85	$4.77

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
(5)Our office rental rates and lease transaction costs were impacted by a large tenant lease renewal during 2024.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio. The table below presents only our In-Service Portfolio.

	Six Months Ended June 30, 2025

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$50.29	$43.74	(13.0)%
Straight-line Rent	$44.81	$45.58	1.7%

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

	Six Months Ended	Year Ended December 31,
	June 30, 2025	2024	2023	2022	2021

Average annual rental rate - new tenants(1)	$40,708	$39,580	$36,070	$31,763	$29,837

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

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2025 (new tenants and existing tenants undergoing annual rent review) was 4.5% higher on average than the prior rent on the same unit after adjusting for rent concessions. Commencing with the fourth quarter of 2024, the rent change includes only our In-Service Portfolio.

Office and Multifamily Occupancy Rates

The tables below present the occupancy rates for our total office portfolio and multifamily portfolio. Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, and development and redevelopment projects. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

		December 31,
Occupancy Rates as of:	June 30, 2025	2024	2023	2022	2021

Office portfolio(1)	78.0%	79.2%	81.0%	83.7%	84.9%
Multifamily portfolio(2)	96.7%	97.4%	96.7%	98.1%	98.0%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(3):	June 30, 2025	2024	2023	2022	2021

Office portfolio(1)	78.6%	80.1%	82.6%	84.2%	85.7%
Multifamily portfolio(2)	97.3%	97.0%	96.9%	97.9%	96.8%

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

Office Lease Expirations

As of June 30, 2025, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2022, 2023, and 2024 with the same remaining duration as the leases for the labeled year had at June 30, 2025.

Results of Operations
Comparison of three months ended June 30, 2025 to three months ended June 30, 2024
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$172,924	$171,069	$1,855	1.1%	The increase was primarily due to: (i) rental revenues and tenant recoveries from a JV we commenced consolidating on January 1, 2025, (ii) rental revenues and tenant recoveries from an office property we acquired in January 2025, and (iii) higher tenant recoveries, partly offset by (iv) a decrease in rental revenues and tenant recoveries from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower rental revenues due to lower occupancy.
Office parking and other income	$29,886	$28,171	$1,715	6.1%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.
Multifamily revenue	$49,624	$46,537	$3,087	6.6%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$76,559	$67,141	$(9,418)	(14.0)%	The increase was primarily due to: (i) higher property taxes, (ii) rental expenses from a JV we commenced consolidating on January 1, 2025, (iii) rental expenses from an office property we acquired in January 2025, and (iv) higher scheduled services expenses, partly offset by (v) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (vi) lower insurance expenses.
Multifamily expenses	$16,230	$15,967	$(263)	(1.6)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and personnel expenses, partly offset by lower property taxes and insurance expenses.
General and administrative expenses	$12,281	$11,488	$(793)	(6.9)%	The increase was primarily due to higher legal fees.
Depreciation and amortization	$101,719	$95,492	$(6,227)	(6.5)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024 (continued)

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$4,788	$7,430	$(2,642)	(35.6)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(161)	$(80)	$(81)	(101.3)%	Other expenses did not change significantly compared to the prior period.
Income from unconsolidated Fund	$—	$1,147	$(1,147)	(100.0)%
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

Interest expense	$(65,335)	$(54,955)	$(10,380)	(18.9)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$345,438	$340,795	$4,643	1.4%	The increase was primarily due to: (i) rental revenues and tenant recoveries from a JV we commenced consolidating on January 1, 2025, (ii) rental revenues and tenant recoveries from an office property we acquired in January 2025, and (iii) higher tenant recoveries, partly offset by (iv) a decrease in rental revenues and tenant recoveries from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower rental revenues due to lower occupancy.
Office parking and other income	$59,469	$56,382	$3,087	5.5%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024 (continued)

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Multifamily revenue	$99,062	$93,569	$5,493	5.9%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$149,612	$134,361	$(15,251)	(11.4)%	The increase was primarily due to: (i) higher property taxes, (ii) rental expenses from a JV we commenced consolidating on January 1, 2025, (iii) rental expenses from an office property we acquired in January 2025, and (iv) higher scheduled services expenses, partly offset by (v) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (vi) lower insurance expenses.
Multifamily expenses	$32,785	$31,817	$(968)	(3.0)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and property taxes, partly offset by lower professional fees and insurance expenses.
General and administrative expenses	$23,741	$23,059	$(682)	(3.0)%	The increase was primarily due to higher personnel expenses and higher legal fees.
Depreciation and amortization	$199,559	$191,261	$(8,298)	(4.3)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Non-Operating Income and Expenses

Other income	$9,711	$14,474	$(4,763)	(32.9)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(266)	$(194)	$(72)	(37.1)%	Other expenses did not change significantly compared to the prior period.
Income from unconsolidated Fund	$—	$1,121	$(1,121)	(100.0)%
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

Interest expense	$(125,413)	$(110,287)	$(15,126)	(13.7)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

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
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during the six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Net (loss) income attributable to common stockholders	$(5,835)	$10,878	$33,965	$19,787
Depreciation and amortization of real estate assets	101,719	95,492	199,559	191,261
Net loss attributable to noncontrolling interests	(9,228)	(1,647)	(4,449)	(4,425)
Adjustments attributable to unconsolidated Fund(1)	—	1,178	—	2,189
Adjustments attributable to consolidated JVs(2)	(12,081)	(13,827)	(26,328)	(26,682)
Gain from consolidation of JV	—	—	(47,212)	—
FFO	$74,575	$92,074	$155,535	$182,130

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

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

For the three months ended June 30, 2025, FFO decreased by $17.5 million, or 19.0%, to $74.6 million, compared to $92.1 million for the three months ended June 30, 2024. The decrease was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024
For the six months ended June 30, 2025, FFO decreased by $26.6 million, or 14.6%, to $155.5 million, compared to $182.1 million for the six months ended June 30, 2024. The decrease was primarily due to the same reasons described above.

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
Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$192,975	$191,914	$1,061	0.6%	The increase was primarily due to higher tenant recoveries and parking income, partly offset by lower rental revenues due to lower occupancy.
Office expenses	(73,555)	(66,267)	(7,288)	(11.0)%	The increase was primarily due to higher property taxes and scheduled services expenses, partly offset by lower insurance expenses.
Office NOI	119,420	125,647	(6,227)	(5.0)%

Multifamily revenues	49,126	46,143	2,983	6.5%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(15,986)	(15,680)	(306)	(2.0)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and personnel expenses, partly offset by lower property taxes and insurance expenses.
Multifamily NOI	33,140	30,463	2,677	8.8%

Total NOI	$152,560	$156,110	$(3,550)	(2.3)%

Reconciliation to GAAP

The table below presents a reconciliation of Net (loss) income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Three Months Ended June 30,
(In thousands)	2025	2024

Net (loss) income attributable to common stockholders	$(5,835)	$10,878
Net loss attributable to noncontrolling interests	(9,228)	(1,647)
Net (loss) income	(15,063)	9,231
General and administrative expenses	12,281	11,488
Depreciation and amortization	101,719	95,492
Other income	(4,788)	(7,430)
Other expenses	161	80
Income from unconsolidated Fund	—	(1,147)
Interest expense	65,335	54,955
NOI	$159,645	$162,669

Same Property NOI by Segment

Same property office revenues	$192,975	$191,914
Same property office expenses	(73,555)	(66,267)
Same Property Office NOI	119,420	125,647

Same property multifamily revenues	49,126	46,143
Same property multifamily expenses	(15,986)	(15,680)
Same Property Multifamily NOI	33,140	30,463

Same Property NOI	152,560	156,110
Non-comparable office revenues	9,835	7,326
Non-comparable office expenses	(3,004)	(874)
Non-comparable multifamily revenues	498	394
Non-comparable multifamily expenses	(244)	(287)
NOI	$159,645	$162,669

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$385,208	$382,354	$2,854	0.7%	The increase was primarily due to higher tenant recoveries and parking income, partly offset by lower rental revenues due to lower occupancy.
Office expenses	(143,816)	(132,650)	(11,166)	(8.4)%	The increase was primarily due to higher property taxes and scheduled services expenses, partly offset by lower insurance expenses.
Office NOI	241,392	249,704	(8,312)	(3.3)%

Multifamily revenues	98,074	92,153	5,921	6.4%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(32,260)	(31,120)	(1,140)	(3.7)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and property taxes, partly offset by lower professional fees and insurance expense.
Multifamily NOI	65,814	61,033	4,781	7.8%

Total NOI	$307,206	$310,737	$(3,531)	(1.1)%

Reconciliation to GAAP

The table below presents a reconciliation of Net income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Six Months Ended June 30,
(In thousands)	2025	2024

Net income attributable to common stockholders	$33,965	$19,787
Net loss attributable to noncontrolling interests	(4,449)	(4,425)
Net income	29,516	15,362
General and administrative expenses	23,741	23,059
Depreciation and amortization	199,559	191,261
Other income	(9,711)	(14,474)
Other expenses	266	194
Income from unconsolidated Fund	—	(1,121)
Interest expense	125,413	110,287
Gain from consolidation of JV	(47,212)	—
NOI	$321,572	$324,568

Same Property NOI by Segment

Same property office revenues	$385,207	$382,354
Same property office expenses	(143,816)	(132,650)
Same Property Office NOI	241,391	249,704

Same property multifamily revenues	98,075	92,153
Same property multifamily expenses	(32,260)	(31,120)
Same Property Multifamily NOI	65,815	61,033

Same Property NOI	307,206	310,737
Non-comparable office revenues	19,700	14,823
Non-comparable office expenses	(5,796)	(1,711)
Non-comparable multifamily revenues	987	1,416
Non-comparable multifamily expenses	(525)	(697)
NOI	$321,572	$324,568

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, dividends, distributions and discretionary share repurchases. During the six months ended June 30, 2025, we generated cash from operations of $213.9 million. As of June 30, 2025, we had $426.9 million of cash and cash equivalents. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

Off-Balance Sheet Arrangements

None

Cash Flows

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Our operating cash flows were adversely impacted by the effects of inflation and higher interest rates during the six months ended June 30, 2025 and June 30, 2024.

	Six Months Ended June 30,		Increase (Decrease) In Cash
	2025	2024		%
	(In thousands)

Net cash provided by operating activities(1)	$213,927	$230,888	$(16,961)	(7.3)%
Net cash used in investing activities(2)	$(105,175)	$(110,230)	$5,055	4.6%
Net cash used in financing activities(3)	$(126,486)	$(82,674)	$(43,812)	(53.0)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense. The decrease in cash from operating activities of $17.0 million was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash from investing activities of $5.1 million was primarily due to $25.6 million of cash and cash equivalents from the consolidation of Partnership X.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $43.8 million was primarily due to higher net repayments of borrowings during the current period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of June 30, 2025, the interest rates for 49% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 21% were capped with interest rate caps. As of June 30, 2025, the maximum amount the interest expense on our capped-rate borrowings could increase by is $29.7 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

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

Unhedged Floating-Rate Borrowings

As of June 30, 2025, the interest rates for 30% of our consolidated borrowings were floating. As of June 30, 2025, the interest expense for our unhedged floating-rate borrowings would increase by $16.9 million per year for every one hundred basis points increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of June 30, 2025, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	August 8, 2025	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	August 8, 2025	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO