Form 10-Q
period 2025-09-30
Douglas Emmett Inc
filed 2025-11-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2025
Common Stock, $0.01 par value per share	167,462,059	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments and approximately 34,000 square feet of retail space in Los Angeles which we are removing from the residential rental market following a fire in January 2020, (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (iii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are planning to develop 323 apartments.

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
•increases in interest rates;
•increases in operating and construction costs, including due to inflation and actual or potential tariffs or trade disruptions;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	September 30, 2025	December 31, 2024

Assets
Investment in real estate, gross	$12,771,436	$12,495,252
Less: accumulated depreciation and amortization	(4,005,266)	(3,916,625)
Investment in real estate, net	8,766,170	8,578,627
Ground lease right-of-use asset	7,431	7,438
Cash and cash equivalents	408,483	444,623
Tenant receivables	3,221	4,242
Deferred rent receivables	122,135	117,570
Acquired lease intangible assets, net	5,036	2,487
Interest rate contract assets	30,805	77,620
Investment in unconsolidated Fund	—	23,770
Other assets	42,049	147,323
Total Assets	$9,385,330	$9,403,700

Liabilities
Secured notes payable, net	$5,560,797	$5,498,022
Ground lease liability	10,812	10,822
Interest payable, accounts payable and deferred revenue	176,243	131,011
Security deposits	66,086	62,449
Acquired lease intangible liabilities, net	9,727	11,331
Interest rate contract liabilities	6,188	—
Dividends payable	31,828	31,825
Total Liabilities	5,861,681	5,745,460

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,446,350 and 167,435,259 outstanding at September 30, 2025 and December 31, 2024, respectively	1,674	1,674
Additional paid-in capital	3,396,595	3,396,452
Accumulated other comprehensive income	16,831	54,917
Accumulated deficit	(1,466,728)	(1,394,394)
Total Douglas Emmett, Inc. stockholders' equity	1,948,372	2,058,649
Noncontrolling interests	1,575,277	1,599,591
Total Equity	3,523,649	3,658,240
Total Liabilities and Equity	$9,385,330	$9,403,700

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Office rental
Rental revenues and tenant recoveries	$171,402	$174,457	$516,840	$515,252
Parking and other income	29,657	28,204	89,126	84,586
Total office revenues	201,059	202,661	605,966	599,838

Multifamily rental
Rental revenues	45,223	44,091	135,789	129,964
Parking and other income	4,298	4,001	12,794	11,697
Total multifamily revenues	49,521	48,092	148,583	141,661

Total revenues	250,580	250,753	754,549	741,499

Operating Expenses
Office expenses	74,065	78,026	223,677	212,387
Multifamily expenses	17,117	16,740	49,902	48,557
General and administrative expenses	10,773	10,109	34,514	33,168
Depreciation and amortization	101,203	97,180	300,762	288,441
Total operating expenses	203,158	202,055	608,855	582,553

Other income	4,359	7,298	14,070	21,772
Other expenses	(167)	(96)	(433)	(290)
Income from unconsolidated Fund	—	664	—	1,785
Interest expense	(72,809)	(56,824)	(198,222)	(167,111)
Gain from consolidation of JV	—	—	47,212	—
Net (loss) income	(21,195)	(260)	8,321	15,102
Net loss attributable to noncontrolling interests	10,341	4,878	14,790	9,303
Net (loss) income attributable to common stockholders	$(10,854)	$4,618	$23,111	$24,405

Net (loss) income per common share – basic and diluted	$(0.07)	$0.03	$0.13	$0.14

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(21,195)	$(260)	$8,321	$15,102
Other comprehensive loss: cash flow hedges	(10,683)	(69,514)	(61,051)	(92,144)
Comprehensive loss	(31,878)	(69,774)	(52,730)	(77,042)
Comprehensive loss attributable to noncontrolling interests	12,913	27,416	37,755	39,181
Comprehensive loss attributable to common stockholders	$(18,965)	$(42,358)	$(14,975)	$(37,861)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024

Shares of Common Stock	Beginning balance	167,446	167,399	167,435	167,206
	Exchange of OP Units for common stock	—	20	11	213
	Ending balance	167,446	167,419	167,446	167,419

Common Stock	Beginning balance	$1,674	$1,674	$1,674	$1,672
	Exchange of OP units for common stock	—	—	—	2
	Ending balance	$1,674	$1,674	$1,674	$1,674

Additional Paid-in Capital	Beginning balance	$3,396,604	$3,395,909	$3,396,452	$3,392,955
	Exchange of OP Units for common stock	—	305	159	3,257
	Repurchases of OP Units with cash	(9)	(2)	(16)	—
	Ending balance	$3,396,595	$3,396,212	$3,396,595	$3,396,212

Accumulated Other Comprehensive Income	Beginning balance	$24,942	$100,627	$54,917	$115,917
	Cash flow hedge adjustments	(8,111)	(46,976)	(38,086)	(62,266)
	Ending balance	$16,831	$53,651	$16,831	$53,651

Accumulated Deficit	Beginning balance	$(1,424,059)	$(1,334,501)	$(1,394,394)	$(1,290,682)
	Net (loss) income attributable to common stockholders	(10,854)	4,618	23,111	24,405
	Dividends	(31,815)	(31,810)	(95,445)	(95,416)
	Ending balance	$(1,466,728)	$(1,361,693)	$(1,466,728)	$(1,361,693)

Noncontrolling Interests	Beginning balance	$1,592,267	$1,599,286	$1,599,591	$1,625,535
	Net loss attributable to noncontrolling interests	(10,341)	(4,878)	(14,790)	(9,303)
	Cash flow hedge adjustments	(2,572)	(22,538)	(22,965)	(29,878)
	Contributions	—	—	5,400	—
	Consolidation of JV	—	—	20,246	—
	Distributions	(7,085)	(6,746)	(21,300)	(24,848)
	Exchange of OP Units for common stock	—	(305)	(159)	(3,259)
	Repurchases of OP Units with cash	(70)	(103)	(298)	(121)
	Stock-based compensation	3,078	2,954	9,552	9,544
	Ending balance	$1,575,277	$1,567,670	$1,575,277	$1,567,670

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024

Total Equity	Beginning balance	$3,591,428	$3,762,995	$3,658,240	$3,845,397
	Net (loss) income	(21,195)	(260)	8,321	15,102
	Cash flow hedge adjustments	(10,683)	(69,514)	(61,051)	(92,144)
	Consolidation of JV	—	—	20,246	—
	Repurchases of OP Units with cash	(79)	(105)	(314)	(121)
	Contributions	—	—	5,400	—
	Dividends	(31,815)	(31,810)	(95,445)	(95,416)
	Distributions	(7,085)	(6,746)	(21,300)	(24,848)
	Stock-based compensation	3,078	2,954	9,552	9,544
	Ending balance	$3,523,649	$3,657,514	$3,523,649	$3,657,514

Dividends declared per common share		$0.19	$0.19	$0.57	$0.57

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$8,321	$15,102
Adjustments to reconcile net income to net cash provided by operating activities:
Income from unconsolidated Fund	—	(1,785)
Gain from consolidation of JV	(47,212)	—
Depreciation and amortization	300,762	288,441
Net accretion of acquired lease intangibles	(3,682)	(6,262)
Straight-line rent	(4,565)	(1,541)
Loan premium/discount amortized/accreted and written off	251	(282)
Deferred loan costs amortized and written off	8,420	6,811
Amortization of stock-based compensation	7,525	7,568
Operating distributions from unconsolidated Fund	—	899
Change in working capital components:
Tenant receivables	1,014	1,725
Interest payable, accounts payable and deferred revenue	41,065	31,619
Security deposits	2,179	809
Other assets	9,618	(8,514)
Net cash provided by operating activities	323,696	334,590

Investing Activities
Capital expenditures for improvements to real estate	(141,285)	(128,244)
Capital expenditures for developments	(75,718)	(26,567)
Insurance recoveries for damage to real estate	2,455	3,258
Cash and cash equivalents assumed from consolidation of JV	25,589	—
Acquisition of additional interest in unconsolidated Fund	—	(5,214)
Capital distributions from unconsolidated Fund	—	197
Net cash used in investing activities	(188,959)	(156,570)

Financing Activities
Proceeds from borrowings	1,270,727	—
Repayment of borrowings	(1,305,153)	(34,672)
Loan cost payments	(24,795)	(1,931)
Contributions from noncontrolling interests in consolidated JVs	5,400	—
Distributions paid to noncontrolling interests	(21,300)	(24,848)
Dividends paid to common stockholders	(95,442)	(95,375)
Repurchases of OP Units	(314)	(121)
Net cash used in financing activities	(170,877)	(156,947)

(Decrease) increase in cash and cash equivalents and restricted cash	(36,140)	21,073
Cash and cash equivalents and restricted cash - beginning balance	444,652	523,183
Cash and cash equivalents and restricted cash - ending balance	$408,512	$544,256

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	September 30, 2025	September 30, 2024

Cash and cash equivalents	$408,483	$544,227
Restricted cash (included in Other assets on our consolidated balance sheets)	29	29
Cash and cash equivalents and restricted cash	$408,512	$544,256

Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2025	2024

Cash paid for interest, net of capitalized interest	$179,977	$160,064
Capitalized interest paid	$8,074	$6,254

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$22,350	$16,569
Capitalized stock-based compensation for improvements to real estate and developments	$2,027	$1,976
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$81,360	$86,026
Removal of fully amortized acquired lease intangible assets	$1,658	$98
Removal of fully accreted acquired lease intangible liabilities	$6,928	$9,892

Non-cash Financing Transactions
(Loss) gain recorded in AOCI - consolidated derivatives	$(8,304)	$22,399
Gain recorded in AOCI - unconsolidated Fund's derivatives (our share)	$—	$4,216
Dividends declared	$95,445	$95,416
Exchange of OP Units for common stock	$159	$3,259

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
At September 30, 2025, our Total Portfolio consisted of (i) a 18.0 million square foot office portfolio, (ii) 5,445 multifamily apartment units and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of September 30, 2025, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.76 billion and $3.73 billion as of September 30, 2025 and December 31, 2024. See Note 8. We also consolidate six JVs through our Operating Partnership. We consolidate our Operating Partnership and our six JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each. On January 1, 2025, we commenced consolidating one of our JVs which was previously unconsolidated and accounted for using the equity method. The JV owns two Class A office properties totaling 0.4 million square feet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2025, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.85 billion (of which $3.58 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.91 billion (of which $1.84 billion related to debt).

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

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were
$13.2 million and $16.8 million for the three months ended September 30, 2025 and 2024, respectively, and $38.3 million and $37.3 million for the nine months ended September 30, 2025 and 2024, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	September 30, 2025	December 31, 2024

Land	$1,199,291	$1,185,977
Buildings and improvements(1)	10,330,039	10,190,502
Tenant improvements and lease intangibles	1,062,543	1,032,373
Property under development(1)	179,563	86,400
Investment in real estate, gross	$12,771,436	$12,495,252
_________________________________________________________
(1) During the nine months ended September 30, 2025, net balances transferred from Building and improvements to Property under development for development projects was $13.9 million.

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

As of September 30, 2025, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was:

•$183 thousand for each of the three month periods ended September 30, 2025 and 2024, and
•$549 thousand for each of the nine month periods ended September 30, 2025 and 2024.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of September 30, 2025:

Twelve months ending September 30,	(In thousands)

2026	$733
2027	733
2028	733
2029	733
2030	733
Thereafter	41,230
Total future minimum ground lease payments	$44,895

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	September 30, 2025	December 31, 2024

Above-market tenant leases	$6,857	$4,338
Above-market tenant leases - accumulated amortization	(2,652)	(2,694)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(321)	(309)
Acquired lease intangible assets, net	$5,036	$2,487

Below-market tenant leases	$31,482	$34,704
Below-market tenant leases - accumulated accretion	(21,755)	(23,373)
Acquired lease intangible liabilities, net	$9,727	$11,331

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$1,065	$1,941	$3,695	$6,275
Amortization of an above-market ground lease asset(2)	(5)	(5)	(13)	(13)
Total	$1,060	$1,936	$3,682	$6,262
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

Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide. For the nine months ended September 30, 2025, the respective transactions are eliminated in consolidation. For the nine months ended September 30, 2024, when we accounted for our investment in Partnership X using the equity method, those amounts are included in Other income on our consolidated statements of operations.

We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. For the nine months ended September 30, 2025, the respective transactions are eliminated in consolidation. For the nine months ended September 30, 2024, when we accounted for our investment in Partnership X using the equity method, we received operating and capital distributions of $899 thousand and $197 thousand, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X before January 1, 2025 (when we accounted for our investment in Partnership X using the equity method). The amounts presented reflect 100% (not our pro-rata share) of the amounts related to Partnership X, and are based upon historical book value:

(In thousands)	December 31, 2024

Total assets	$145,626
Total liabilities	$118,825
Total equity	$26,801

Nine Months Ended September 30,
(In thousands)	2024

Total revenues	$13,289
Operating income	$3,196
Net income	$1,917

7. Other Assets

(In thousands)	September 30, 2025	December 31, 2024

Prepaid expenses, note receivable and other(1)	$33,115	$124,430
Deposit with lender(2)	—	14,072
Furniture, fixtures and equipment, net	6,946	6,833
Indefinite-lived intangibles	1,988	1,988
Total other assets	$42,049	$147,323
_______________________________________________________________________
(1) As of December 31, 2024, includes a note receivable that we purchased during December 2024 through a consolidated JV. The note receivable was secured by a property. In January 2025, the respective JV received the title to the property. See "Acquisition of 10900 Wilshire" in Note 3.
(2) In connection with The Landmark Residences (formerly Barrington Plaza) loan, we deposited cash into an interest-bearing collateral account with the lender. During August 2025, we paid off the loan and the lender refunded the deposit.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of September 30, 2025	Principal Balance as of December 31, 2024	Variable Interest Rate	Fixed Interest Rate(2)	Swap Maturity Date
		(In thousands)
Consolidated Wholly-Owned Subsidiaries
Fannie Mae loan(3)	N/A	$—	$102,400	N/A	N/A	N/A
Term loan(4)	N/A	—	200,000	N/A	N/A	N/A
Fannie Mae loan(5)	N/A	—	550,000	N/A	N/A	N/A
Fannie Mae loan(5)	N/A	—	255,000	N/A	N/A	N/A
Fannie Mae loan(5)	N/A	—	125,000	N/A	N/A	N/A
Term loan(6)(7)	8/15/2026	415,000	415,000	SOFR + 1.20%	N/A	N/A
Term loan(7)	9/19/2026	366,000	366,000	SOFR + 1.25%	N/A	N/A
Term loan(7)	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Term loan(7)	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan(7)	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(3)	4/1/2030	127,200	—	N/A	4.99%	N/A
Fannie Mae loans(5)	9/1/2030	941,477	—	N/A	4.80%	N/A
Term loan(8)	3/3/2032	335,000	335,000	N/A	4.57%	N/A
Term loan(4)(7)	7/29/2032	200,000	—	SOFR + 2.00%	5.60%	8/1/2030
Fannie Mae loan(7)(9)	8/1/2033	350,000	350,000	SOFR + 1.37%	3.65%	6/1/2027
Term loan(10)	6/1/2038	26,035	26,739	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,760,712	3,725,139

Consolidated JVs
Term loan(7)(11)	5/15/2027	380,000	450,000	SOFR + 1.45%	N/A	N/A
Term loan(7)(12)	8/19/2028	625,000	625,000	SOFR + 1.45%	N/A	N/A
Term loan(7)(13)	9/14/2028	115,000	—	SOFR + 1.46%	2.19%	10/1/2026
Term loan(7)(14)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(7)(15)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Term loan(7)	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Fannie Mae loan(16)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Total Consolidated Debt(17)		5,602,462	5,521,889
Unamortized loan premium/discount, net(18)		1,000	2,754
Unamortized deferred loan costs, net(19)		(42,665)	(26,621)
Total Consolidated Debt, net		$5,560,797	$5,498,022
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
(2)Effective rate as of September 30, 2025. Includes the effect of interest rate swaps (if applicable) and excludes the effect of points and prepaid loan fees, and loan premiums/discounts. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(3)During March 2025, we closed a $127.2 million term loan and used part of the proceeds to pay off a $102.4 million term loan. We paid upfront points totalling 125 basis points when we closed the loan.
(4)During July 2025, we refinanced a $200.0 million term loan.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
(5)During August 2025, we closed eight loans with an aggregate principal amount of $941.5 million. These loans are aggregated in the table for reporting purposes due to their identical terms. We used part of the proceeds from the new loans to pay off three loans with an aggregate principal amount of $930.0 million. We paid upfront points totalling 125 basis points when we closed the loan.
(6)The interest rate swaps related to this loan expired on August 1, 2025.
(7)The loan agreement includes a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.
(8)We modified and extended the loan for seven years, effective March 3, 2025. The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. See Note 9 regarding the accrued interest on the loan. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%. The loan includes a revolving credit facility of $12.5 million, which accrues interest at 5.5%. As of September 30, 2025, there was no balance outstanding on the revolving credit facility.
(9)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026. $380 million of swaps were previously associated with other debt that we paid off in August 2025. They continue to hedge our remaining floating rate debt. For purposes of this table we have applied $350.0 million to this loan and the remaining $30.0 million has been applied to our pool of floating rate debt.
(10)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(11)In May 2025, the JV made a $70.0 million loan principal payment to extend the loan for up to two years. The related interest rate swaps expired in April 2025, and in May 2025, the JV purchased an interest rate cap which capped the interest rate at 7.45% until May 2026.
(12)The interest rate swaps related to this loan expired on June 1, 2025.
(13)The loan for a fund that we commenced consolidating on January 1, 2025. See Note 3.
(14)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(15)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 16.
(16)The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining term of the loan.
(17)See Note 13 for our debt fair value disclosures.
(18)Balances are net of accumulated amortization/accretion of $1.2 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.
(19)Balances are net of accumulated amortization of $54.2 million and $56.9 million at September 30, 2025 and December 31, 2024, respectively.

The table below summarizes our consolidated fixed and floating rate debt. The statistics include the impact of $30.0 million of swaps and $472.0 million of caps that are not assigned to loans in the debt table at the beginning of this footnote.

(In thousands)	Principal Balance as of September 30, 2025	Principal Balance as of December 31, 2024

Aggregate swap-fixed rate loans	$1,955,000	$3,130,000
Aggregate fixed rate loans	1,491,462	88,489
Aggregate capped rate loans	1,202,000	822,000
Aggregate floating rate loans	954,000	1,481,400
Total Debt	$5,602,462	$5,521,889
The table below summarizes certain consolidated debt statistics as of September 30, 2025. The statistics include the impact of $30.0 million of swaps (maturing June 1, 2027) that are not assigned to loans in the debt table at the beginning of this footnote.

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in thousands)	$3,446,462
Weighted average remaining life (including extension options)	4.8 years
Weighted average remaining fixed interest period	3.3 years
Weighted average annual interest rate	4.32%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Principal Payments

At September 30, 2025, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending September 30,	Including Maturity Extension Options(1)

(In thousands)

2026	$781,976
2027	781,022
2028	1,041,069
2029	961,119
2030	1,131,598
Thereafter	905,678
Total future principal payments	$5,602,462
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Loan premium/discount (amortized)/accreted and written off, net	$85	$(53)	$251	$(282)
Deferred loan costs amortized and written off	3,396	2,396	8,420	6,811
Loan costs expensed	1,068	101	1,590	154
Total	$4,549	$2,444	$10,261	$6,683

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	September 30, 2025	December 31, 2024

Interest payable(1)	$29,158	$19,584
Accounts payable and accrued liabilities	105,080	60,131
Deferred revenue	42,005	51,296
Total interest payable, accounts payable and deferred revenue	$176,243	$131,011

________________________________________________
(1)     At September 30, 2025, includes accrued interest of $8.0 million for a term loan that matures in March 2032. See Note 8 for more information regarding our debt.

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

Derivative Summary

The table below summarizes our derivative contracts as of September 30, 2025:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	18	$1,955,000
Consolidated derivatives - caps(2)(3)	2	$350,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(1)(2)(3)	4	$852,000
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

(In thousands)	September 30, 2025	December 31, 2024

Consolidated derivatives(1)	$34,084	$85,420
Unconsolidated Fund's derivatives(2)	$—	$6,839
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of September 30, 2025, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	September 30, 2025	December 31, 2024

Consolidated derivatives(1)(2)	$6,142	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of December 31, 2024.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Nine Months Ended September 30,
	2025	2024
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
(Losses) gains recorded in AOCI before reclassifications(1)	$(8,304)	$22,399
Gains reclassified from AOCI to Interest Expense(1)	$(47,985)	$(115,961)
Interest expense presented on the consolidated statements of operations	$(198,222)	$(167,111)
Unconsolidated Fund's derivatives (our share)(2):
Gains recorded in AOCI before reclassifications(1)	$—	$4,216
Gains reclassified from AOCI to Income from unconsolidated Fund(1)	$—	$(2,798)
Income from unconsolidated Fund presented on the consolidated statements of operations	$—	$1,785
Gain reclassified from AOCI to Gain from consolidation of JV(3)	$(4,762)	$—
Gain from consolidation of JV presented on the consolidated statements of operations(3)	$47,212	$—
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense	$3	$—
________________________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the nine months ended September 30, 2025. For the comparable period, we calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about the Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Future Reclassifications from AOCI

As of September 30, 2025, we estimate that $20.9 million of gains in AOCI related to derivatives designated as cash flow hedges will be reclassified to interest expense during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
11.  Equity

Transactions

During the Nine Months Ended September 30, 2025
•We acquired 11 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 21 thousand OP Units for $314 thousand in cash.
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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of September 30, 2025, noncontrolling interests in our Operating Partnership owned 35.5 million OP Units and fully-vested LTIP Units, which represented approximately 17.5% of our Operating Partnership's total outstanding interests, and we owned 167.4 million OP Units (to match our 167.4 million shares of outstanding common stock), which represented approximately 82.5% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Nine Months Ended September 30,
(In thousands)	2025	2024

Net income attributable to common stockholders	$23,111	$24,405

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	159	3,259
Repurchases of OP Units from noncontrolling interests	(16)	—
Net transfers from noncontrolling interests	143	3,259

Change from net income attributable to common stockholders and transfers from noncontrolling interests	$23,254	$27,664

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Nine Months Ended September 30,
(In thousands)	2025	2024

Accumulated Other Comprehensive Income - Beginning balance	$54,917	$115,917
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(8,304)	22,399
Reclassification of gains from AOCI to Interest Expense	(47,985)	(115,961)
Unconsolidated Fund's derivatives (our share)(2):
Other comprehensive income before reclassifications	—	4,216
Reclassification of gains from AOCI to Income from unconsolidated Fund	—	(2,798)
Consolidation of unconsolidated Fund(3)	(4,762)
Net current period OCI	(61,051)	(92,144)
OCI attributable to noncontrolling interests	22,965	29,878
OCI attributable to common stockholders	(38,086)	(62,266)

Accumulated Other Comprehensive Income - Ending balance	$16,831	$53,651
___________________________________________________
(1)See Note 10 for the details of our derivatives and Note 13 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the nine months ended September 30, 2025. For the comparable period, we calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. As of September 30, 2025, we had an aggregate of 12.8 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Stock-based compensation expense, net	$2,386	$2,276	$7,525	$7,568
Capitalized stock-based compensation	$692	$678	$2,027	$1,976

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(10,854)	$4,618	$23,111	$24,405
Allocation to participating securities: Unvested LTIP Units	(335)	(334)	(1,019)	(1,026)
Net (loss) income attributable to common stockholders - basic and diluted	$(11,189)	$4,284	$22,092	$23,379

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,446	167,411	167,445	167,374
Net (loss) income per common share - basic and diluted	$(0.07)	$0.03	$0.13	$0.14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

OP Units	32,798	31,168	32,807	30,990
Vested LTIP Units	2,738	2,509	2,716	2,695

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

As of September 30, 2025, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	September 30, 2025	December 31, 2024

Fair value	$5,575,966	$5,429,586
Carrying value	$5,603,462	$5,524,643

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

(In thousands)	September 30, 2025	December 31, 2024

Fair value	$4,328	$3,764
Carrying value	$10,812	$10,822

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	September 30, 2025	December 31, 2024
Derivative Assets:
Fair value - consolidated derivatives(1)	$30,805	$77,620
Fair value - unconsolidated Fund's derivatives(2)	$—	$6,459

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$6,188	$—
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Office Segment
Total office revenues	$201,059	$202,661	$605,966	$599,838
Office expenses	(74,065)	(78,026)	(223,677)	(212,387)
Office segment profit	126,994	124,635	382,289	387,451

Multifamily Segment
Total multifamily revenues	49,521	48,092	148,583	141,661
Multifamily expenses	(17,117)	(16,740)	(49,902)	(48,557)
Multifamily segment profit	32,404	31,352	98,681	93,104

Total profit from all segments	$159,398	$155,987	$480,970	$480,555

The table below presents a reconciliation of the net (loss) income attributable to common stockholders to the total profit from all segments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income attributable to common stockholders	$(10,854)	$4,618	$23,111	$24,405
Net loss attributable to noncontrolling interests	(10,341)	(4,878)	(14,790)	(9,303)
Net (loss) income	(21,195)	(260)	8,321	15,102
General and administrative expenses	10,773	10,109	34,514	33,168
Depreciation and amortization	101,203	97,180	300,762	288,441
Other income	(4,359)	(7,298)	(14,070)	(21,772)
Other expenses	167	96	433	290
Income from unconsolidated Fund	—	(664)	—	(1,785)
Interest expense	72,809	56,824	198,222	167,111
Gain from consolidation of JV	—	—	(47,212)	—
Total profit from all segments	$159,398	$155,987	$480,970	$480,555

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

15. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at September 30, 2025:

Twelve months ending September 30,	(In thousands)

2026	$586,404
2027	510,633
2028	424,786
2029	336,243
2030	279,000
Thereafter	1,026,424
Total future minimum base rentals(1)	$3,163,490
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

The Landmark Residences (Formerly Barrington Plaza)

In May 2023, we used a state law, the Ellis Act, to begin moving tenants out of the buildings in order to complete fire and life safety retrofits. We are appealing a ruling by a trial court in Santa Monica that the Ellis Act wasn’t the proper avenue for removing those tenants. We do not expect the ruling to have a meaningful impact on the anticipated timing, cost, or ultimate plans for The Landmark Residences property, and continue to coordinate with the City of Los Angeles to comply with its order to sprinkler The Landmark Residences property and to complete other fire life safety work. We are currently in litigation with the insurance providers in 2020 for The Landmark Residences to recover certain costs associated with reconstruction.

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For each of the nine month periods ended September 30, 2025 and 2024, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of September 30, 2025, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of September 30, 2025, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of September 30, 2025, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $287.4 million.

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of September 30, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

17. Subsequent Events

In November 2025, we paid down the principal balance of our $625.0 million consolidated joint venture loan by $60.0 million using cash on hand, and we entered into a two-year interest rate swap which effectively fixed the interest rate at 4.79% through December 5, 2027.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the nine months ended September 30, 2025, our results of operations were impacted by: (i) various transactions - see "Acquisition, Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below and (ii) the consolidation of Partnership X - see Note 3 to our consolidated financial statements in Part 1, Item 1 of this Report.

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
For the purpose of reporting key operating metrics, commencing with the fourth quarter of 2024, we are focused on the properties in our In-Service Portfolio. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two multifamily properties and one office property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of September 30, 2025 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	69	1	70
Rentable square feet	17,526,068	456,205	17,982,273
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,410	1,035	5,445

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	79.8%
Occupancy Rate	77.5%
Multifamily Portfolio Leased Rate	98.8%

Revenues by Segment and Location
During the nine months ended September 30, 2025, revenues from our Total Portfolio were derived as follows:
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
During the third quarter of 2025:
•In July 2025, we refinanced a $200.0 million office term loan that was scheduled to mature in September 2026. The new, non-recourse, interest-only term loan has a floating interest rate of SOFR + 2%, which we swapped to a fixed rate of 5.60% through 2030. The new loan matures in July 2032.
•In August 2025, we closed eight new residential term loans. The new secured, non-recourse, interest-only loans total approximately $941.5 million, mature in September 2030, and bear interest at a fíxed-rate of 4.80%. The new loans replace four loans aggregating $550.0 million that were scheduled to mature on June 1, 2027 and five loans aggregating $380.0 million that were scheduled to mature on June 1, 2029. The debt encumbering The Landmark Residences (formerly Barrington Plaza) has been repaid and the property has been added to our pool of unencumbered properties.
During November 2025:
•In November 2025, we paid down the principal balance of our $625.0 million consolidated joint venture loan by $60.0 million using cash on hand, and we entered into a two-year interest rate swap which effectively fixed the interest rate at 4.79% through December 5, 2027.
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

The Landmark Residences (Formerly Barrington Plaza)
During the second quarter of 2023, we removed The Landmark Residences property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of September 30, 2025, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 16 to our consolidated financial statements in Item 1 of this Report. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.
10900 Wilshire Boulevard
See "Acquisition, Debt and Equity Transactions" above regarding the acquisition of 10900 Wilshire Boulevard in Westwood. We are planning a 323-unit apartment community. We will convert the existing 247,000 square foot office tower into apartments, and integrate it with a new residential building that we are constructing on the property. The conversion of the office tower will occur in phases over a number of years as the office space in the building is vacated. Commencing with the first quarter of 2025, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

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

	Nine Months Ended	Year Ended December 31,
	September 30, 2025	2024	2023	2022	2021

Average straight-line rental rate(1)(2)(4)(5)	$45.01	$50.50	$42.97	$46.78	$44.99
Annualized lease transaction costs(3)(4)(5)	$5.95	$5.95	$5.53	$5.85	$4.77

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

	Nine Months Ended September 30, 2025

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$49.73	$43.53	(12.5)%
Straight-line Rent	$44.24	$45.01	1.7%

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

	Nine Months Ended	Year Ended December 31,
	September 30, 2025	2024	2023	2022	2021

Average annual rental rate - new tenants(1)	$41,376	$39,580	$36,070	$31,763	$29,837

_____________________________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)    During 2022, the average was impacted by the acquisition of 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio.
(ii) During 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio. The Landmark Residences (formerly Barrington Plaza) was removed from this metric beginning with the third quarter of 2023.
(iii) During 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, where the rental rates were higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the nine months ended September 30, 2025 (new tenants and existing tenants undergoing annual rent review) was 3.3% higher on average than the prior rent on the same unit after adjusting for rent concessions. Commencing with the fourth quarter of 2024, the rent change includes only our In-Service Portfolio.

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

		December 31,
Occupancy Rates as of:	September 30, 2025	2024	2023	2022	2021

Office portfolio(1)	77.5%	79.2%	81.0%	83.7%	84.9%
Multifamily portfolio(2)	97.0%	97.4%	96.7%	98.1%	98.0%

	Nine Months Ended	Year Ended December 31,
Average Occupancy Rates(3):	September 30, 2025	2024	2023	2022	2021

Office portfolio(1)	78.3%	80.1%	82.6%	84.2%	85.7%
Multifamily portfolio(2)	97.2%	97.0%	96.9%	97.9%	96.8%

__________________________________________________________________
(1)Our office occupancy rates were adversely impacted by the COVID-19 pandemic during 2021 and 2022.
(2)Excludes units vacated as part of removing The Landmark Residences (formerly Barrington Plaza) from the rental market until June of 2023 and excludes the impact of The Landmark Residences entirely starting in July 2023.
(3)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Lease Expirations

As of September 30, 2025, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at September 30, 2022, 2023, and 2024 with the same remaining duration as the leases for the labeled year had at September 30, 2025.

Results of Operations
Comparison of three months ended September 30, 2025 to three months ended September 30, 2024
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$171,402	$174,457	$(3,055)	(1.8)%	The decrease was primarily due to: (i) a decrease in rental revenues and tenant recoveries from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, (ii) lower tenant recoveries, and (iii) lower rental revenues due to lower occupancy, partly offset by (iv) rental revenues and tenant recoveries from a JV we commenced consolidating on January 1, 2025, and (v) rental revenues and tenant recoveries from an office property we acquired in January 2025.
Office parking and other income	$29,657	$28,204	$1,453	5.2%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.
Multifamily revenue	$49,521	$48,092	$1,429	3.0%	The increase was primarily due to higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$74,065	$78,026	$3,961	5.1%	The decrease was primarily due to: (i) lower property taxes, (ii) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, partly offset by (iii) rental expenses from a JV we commenced consolidating on January 1, 2025, (iv) rental expenses from an office property we acquired in January 2025, (v) higher scheduled services expenses, and (vi) higher professional fees.
Multifamily expenses	$17,117	$16,740	$(377)	(2.3)%	The increase was primarily due to an increase in scheduled services expenses, personnel expenses, and utility expenses, partly offset by lower insurance expense.
General and administrative expenses	$10,773	$10,109	$(664)	(6.6)%	The increase was primarily due to an increase in personnel expenses, partly offset by lower legal fees.
Depreciation and amortization	$101,203	$97,180	$(4,023)	(4.1)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024 (continued)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$4,359	$7,298	$(2,939)	(40.3)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(167)	$(96)	$(71)	(74.0)%	Other expenses did not change significantly compared to the prior period.
Income from unconsolidated Fund	$—	$664	$(664)	(100.0)%
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

Interest expense	$(72,809)	$(56,824)	$(15,985)	(28.1)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024
Our operating results were adversely impacted by the effects of inflation and higher interest rates during the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$516,840	$515,252	$1,588	0.3%	The increase was primarily due to: (i) rental revenues and tenant recoveries from a JV we commenced consolidating on January 1, 2025, (ii) rental revenues and tenant recoveries from an office property we acquired in January 2025, and (iii) higher tenant recoveries, partly offset by (iv) a decrease in rental revenues and tenant recoveries from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower rental revenues due to lower occupancy.
Office parking and other income	$89,126	$84,586	$4,540	5.4%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024 (continued)

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Multifamily revenue	$148,583	$141,661	$6,922	4.9%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$223,677	$212,387	$(11,290)	(5.3)%	The increase was primarily due to: (i) rental expenses from a JV we commenced consolidating on January 1, 2025, (ii) rental expenses from an office property we acquired in January 2025, and (iii) higher scheduled services expenses, partly offset by (iv) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower insurance expenses.
Multifamily expenses	$49,902	$48,557	$(1,345)	(2.8)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and property taxes, partly offset by lower professional fees and insurance expenses.
General and administrative expenses	$34,514	$33,168	$(1,346)	(4.1)%	The increase was primarily due to higher personnel expenses and higher legal fees.
Depreciation and amortization	$300,762	$288,441	$(12,321)	(4.3)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Non-Operating Income and Expenses

Other income	$14,070	$21,772	$(7,702)	(35.4)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(433)	$(290)	$(143)	(49.3)%	Other expenses did not change significantly compared to the prior period.
Income from unconsolidated Fund	$—	$1,785	$(1,785)	(100.0)%
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

Interest expense	$(198,222)	$(167,111)	$(31,111)	(18.6)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

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
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during the nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Net (loss) income attributable to common stockholders	$(10,854)	$4,618	$23,111	$24,405
Depreciation and amortization of real estate assets	101,203	97,180	300,762	288,441
Net loss attributable to noncontrolling interests	(10,341)	(4,878)	(14,790)	(9,303)
Adjustments attributable to unconsolidated Fund(1)	—	1,208	—	3,397
Adjustments attributable to consolidated JVs(2)	(11,467)	(12,113)	(37,795)	(38,795)
Gain from consolidation of JV	—	—	(47,212)	—
FFO	$68,541	$86,015	$224,076	$268,145

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

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

For the three months ended September 30, 2025, FFO decreased by $17.5 million, or 20.3%, to $68.5 million, compared to $86.0 million for the three months ended September 30, 2024. The decrease was primarily due to: (i) lower office occupancy, (ii) higher interest expense, and (iii) lower interest income, which was partly offset by (iv) higher multifamily rental revenues due to higher rental rates.

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024
For the nine months ended September 30, 2025, FFO decreased by $44.1 million, or 16.4%, to $224.1 million, compared to $268.1 million for the nine months ended September 30, 2024. The decrease was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.

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
Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$191,892	$195,348	$(3,456)	(1.8)%	The decrease was primarily due to lower tenant recoveries, and lower rental revenues due to lower occupancy, partly offset by higher parking income due to higher parking rates.
Office expenses	(71,174)	(77,238)	6,064	7.9%	The decrease was primarily due to lower property taxes, partly offset by higher scheduled service expenses and professional fees.
Office NOI	120,718	118,110	2,608	2.2%

Multifamily revenues	49,049	46,998	2,051	4.4%	The increase was primarily due to higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(16,910)	(16,441)	(469)	(2.9)%	The increase was primarily due to an increase in scheduled services expenses, personnel expenses and utility expenses, partly offset by lower insurance expense.
Multifamily NOI	32,139	30,557	1,582	5.2%

Total NOI	$152,857	$148,667	$4,190	2.8%

Reconciliation to GAAP

The table below presents a reconciliation of Net (loss) income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Three Months Ended September 30,
(In thousands)	2025	2024

Net (loss) income attributable to common stockholders	$(10,854)	$4,618
Net loss attributable to noncontrolling interests	(10,341)	(4,878)
Net loss	(21,195)	(260)
General and administrative expenses	10,773	10,109
Depreciation and amortization	101,203	97,180
Other income	(4,359)	(7,298)
Other expenses	167	96
Income from unconsolidated Fund	—	(664)
Interest expense	72,809	56,824
NOI	$159,398	$155,987

Same Property NOI by Segment

Same property office revenues	$191,892	$195,348
Same property office expenses	(71,174)	(77,238)
Same Property Office NOI	120,718	118,110

Same property multifamily revenues	49,049	46,998
Same property multifamily expenses	(16,910)	(16,441)
Same Property Multifamily NOI	32,139	30,557

Same Property NOI	152,857	148,667
Non-comparable office revenues	9,167	7,313
Non-comparable office expenses	(2,891)	(788)
Non-comparable multifamily revenues	472	1,094
Non-comparable multifamily expenses	(207)	(299)
NOI	$159,398	$155,987

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$577,100	$577,702	$(602)	(0.1)%	The decrease was primarily due to lower rental revenues due to lower occupancy, partly offset by higher tenant recoveries, and higher parking income due to higher parking rates.
Office expenses	(214,990)	(209,888)	(5,102)	(2.4)%	The increase was primarily due to higher scheduled services expenses, higher professional fees, and higher repairs and maintenance expenses, partly offset by lower insurance expense.
Office NOI	362,110	367,814	(5,704)	(1.6)%

Multifamily revenues	147,123	139,151	7,972	5.7%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(49,170)	(47,561)	(1,609)	(3.4)%	The increase was primarily due to an increase in scheduled services expenses, repairs and maintenance expenses and property taxes, partly offset by lower insurance expense and professional fees.
Multifamily NOI	97,953	91,590	6,363	6.9%

Total NOI	$460,063	$459,404	$659	0.1%

Reconciliation to GAAP

The table below presents a reconciliation of Net income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Nine Months Ended September 30,
(In thousands)	2025	2024

Net income attributable to common stockholders	$23,111	$24,405
Net loss attributable to noncontrolling interests	(14,790)	(9,303)
Net income	8,321	15,102
General and administrative expenses	34,514	33,168
Depreciation and amortization	300,762	288,441
Other income	(14,070)	(21,772)
Other expenses	433	290
Income from unconsolidated Fund	—	(1,785)
Interest expense	198,222	167,111
Gain from consolidation of JV	(47,212)	—
NOI	$480,970	$480,555

Same Property NOI by Segment

Same property office revenues	$577,099	$577,702
Same property office expenses	(214,990)	(209,888)
Same Property Office NOI	362,109	367,814

Same property multifamily revenues	147,124	139,151
Same property multifamily expenses	(49,170)	(47,561)
Same Property Multifamily NOI	97,954	91,590

Same Property NOI	460,063	459,404
Non-comparable office revenues	28,867	22,136
Non-comparable office expenses	(8,687)	(2,499)
Non-comparable multifamily revenues	1,459	2,510
Non-comparable multifamily expenses	(732)	(996)
NOI	$480,970	$480,555

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, debt refinancings, dividends, distributions and discretionary share repurchases. During the nine months ended September 30, 2025, we generated cash from operations of $323.7 million. As of September 30, 2025, we had $408.5 million of cash and cash equivalents. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

We generally only use non-recourse debt secured by our properties. As of the date of this report, approximately 43% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 8 and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

None

Cash Flows

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Our operating cash flows were adversely impacted by the effects of interest rates on floating rate debt and inflation during the nine months ended September 30, 2025 and September 30, 2024.

	Nine Months Ended September 30,		Increase (Decrease) In Cash
	2025	2024		%
	(In thousands)

Net cash provided by operating activities(1)	$323,696	$334,590	$(10,894)	(3.3)%
Net cash used in investing activities(2)	$(188,959)	$(156,570)	$(32,389)	(20.7)%
Net cash used in financing activities(3)	$(170,877)	$(156,947)	$(13,930)	(8.9)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense. The decrease in cash from operating activities of $10.9 million was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by a deposit we received related to a loan we paid off, and higher multifamily rental revenues due to higher occupancy and rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $32.4 million was primarily due to an increase in capital expenditures for developments of $49.2 million, and an increase in capital expenditures for improvements to real estate of $13.0 million, partly offset by $25.6 million of cash and cash equivalents from the consolidation of Partnership X on January 1, 2025, and the acquisition of an additional interest in an unconsolidated fund in February 2024, for $5.2 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The decrease in cash from financing activities of $13.9 million was primarily due to an increase in loan cost payments of $22.9 million, partly offset by a contribution from an investor in a consolidated JV of $5.4 million in June 2025, and lower distributions paid to noncontrolling interests of $3.5 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of September 30, 2025, the interest rates for 62% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 21% were capped with interest rate caps. As of September 30, 2025, the maximum amount the interest expense on our capped-rate borrowings could increase by is $32.1 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

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

Unhedged Floating-Rate Borrowings

As of September 30, 2025, the interest rates for 17% of our consolidated borrowings were floating with no caps. As of September 30, 2025, the interest expense for our unhedged floating-rate borrowings would increase by $9.7 million per year for every one hundred basis points increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of September 30, 2025, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	November 7, 2025	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
President and CEO

Date:	November 7, 2025	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO