Form 10-K
period 2025-12-31
Douglas Emmett Inc
filed 2026-02-20
CIK 1364250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2025, was $2.42 billion. (This computation excludes the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)

The registrant had 167,462,215 shares of its common stock outstanding as of February 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s annual meeting of shareholders to be held in 2026 are incorporated by reference in Part III of this Report on Form 10-K. Such proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

DOUGLAS EMMETT, INC.

FORM 10-K

Glossary

Abbreviations used in this Report:

ADA	Americans with Disabilities Act of 1990
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
COO	Chief Operating Officer
DEI	Douglas Emmett, Inc.
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
FIRPTA	Foreign Investment in Real Property Tax Act of 1980, as amended
Fund	Unconsolidated Institutional Real Estate Fund
GAAP	Generally Accepted Accounting Principles (United States)
IRS	Internal Revenue Service
IT	Information Technology
JV	Joint Venture
LTIP Units	Long-Term Incentive Plan Units
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income (Loss)
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
OFAC	Office of Foreign Assets Control
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
QRS	Qualified REIT subsidiary(ies)
REIT	Real Estate Investment Trust
Report	Annual Report on Form 10-K
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
S&P 500	Standard & Poor's 500 Index
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Consolidated Portfolio	Includes all of the properties included in our consolidated results, including our consolidated JVs.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments and approximately 34,000 square feet of retail space in Los Angeles which we removed from the residential rental market following a fire in January 2020, (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (iii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are planning to develop into 323 apartments.

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
•elevated or increasing interest rates;
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
For further discussion of these and other risk factors see Item 1A "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report except as required by law.

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

At December 31, 2025, our Total Portfolio consisted of (i) an 18.0 million square foot office portfolio, which included a 456 thousand square foot office property under development, (ii) 5,445 multifamily apartment units, which included 1,035 apartment units under development, and (iii) fee interests in two parcels of land from which we receive rent under ground leases. For more information, see Item 2 "Properties" of this Report. As of December 31, 2025, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

Total Portfolio
Office
Wholly-owned properties	52
Consolidated JV properties	18
Total	70

Multifamily
Wholly-owned properties	12
Consolidated JV properties	3
Total	15

Total	85

Business Strategy

We employ a focused business strategy that we have developed and implemented over the past four decades:
•Concentration of High Quality Office and Multifamily Properties in Premier Submarkets.
First we select submarkets that are supply constrained, with high barriers to entry, key lifestyle amenities, proximity to high-end executive housing and a strong, diverse economic base. Virtually no entitled Class A office space is currently under construction in our targeted submarkets. Our submarkets are dominated by small, affluent tenants, whose rents are very small relative to their revenues and often not the paramount factor in their leasing decisions. At December 31, 2025, our office portfolio median size tenant was approximately 2,400 square feet. Our office tenants operate in diverse industries, including among others legal, financial services, entertainment, real estate, accounting and consulting, health services, retail, technology and insurance, reducing our dependence on any one industry. In 2023, 2024 and 2025, no tenant accounted for more than 10% of our total revenues.

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

JVs

At December 31, 2025, in addition to 52 office properties and 12 residential properties wholly-owned by our Operating Partnership, we managed and owned equity interests in six consolidated JVs, through which we and institutional investors owned 18 office properties in our core markets totaling 4.6 million square feet, and 3 residential properties with 793 apartments, which included 323 apartment units under development. At December 31, 2025, we owned a weighted average interest in the consolidated JVs of approximately 47% based on square footage. We are entitled to: (i) distributions based on invested capital, (ii) additional distributions based on cash net operating income or invested capital, (iii) fees for property management and other services, (iv) reimbursement of certain acquisition-related expenses and certain other costs, and (v) a carried interest for certain JVs if the investors’ distributions exceed a hurdle rate.
The financial data in this Report presents our JVs on a consolidated basis in accordance with GAAP. See "Basis of Presentation" in Note 1 to our consolidated financial statements in Item 15 of this Report for more information regarding the consolidation of our JVs. The property data in this Report is presented for our Total Portfolio, which includes the properties owned by our JVs as we believe this presentation assists in understanding our business.

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

There are two gross income requirements we must satisfy:
i.at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below and qualifying hedges) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income, and
ii.at least 95% of our gross income (excluding gross income from “prohibited transactions” and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test or from other dividends, interest or gain from the sale or other disposition of stock or securities or certain other passive sources. In general, a “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business.

We must satisfy five asset tests at the close of each quarter of our taxable year:
i.at least 75% of the value of our total assets must be represented by real estate assets including shares of stock of other REITs, debt instruments of publicly offered REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long-term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities,
ii.not more than 25% of our total assets may be represented by securities other than those in the 75% asset class,
iii.of the assets included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of any one issuer, in each case other than securities included under the 75% asset test above and interests in TRS or QRS, each as defined below, and in the case of the 10% value test, subject to certain other exceptions,
iv.not more than 20% of the value of our total assets may be represented by securities of one or more TRS (25% for taxable years beginning after July 30, 2008 and before January 1, 2018 and taxable years beginning after December 31, 2025), and
v.not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

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

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas, fire and safety requirements, various environmental laws, the ADA, and rent control laws. See Item 1A "Risk Factors" of this Report for the risks we face regarding laws and regulations.

Environmental Sustainability

Our approach

We actively manage our operations in an environmentally sustainable manner. On an annual basis, our board of directors assesses material climate-related risks by assigning numeric values based on both the likelihood of occurrence and the potential impact, with mitigation approaches considered and evaluated. Throughout the year, our Corporate Sustainability Committee, led by our President and COO, oversees our policies and operational controls for environmental, health, safety and social risks, and monitors our progress and results. Every month, our Regional Engineers meet to monitor and implement the policies set by our Corporate Sustainability Committee. Our Regional Engineers hold monthly meetings with each Building Engineer in their respective regions to review specific building operating issues and opportunities for improvement. We also use external resources to provide critical expertise, tools and resources for our sustainability program.

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

Our sustainability program covers four key areas:

•Energy Usage and Greenhouse Gas Emissions

Our principal approach to reducing greenhouse gas emissions is through reducing our energy consumption. Our actual energy consumption from year to year is impacted by many factors, such as weather, occupancy in our buildings and activities of our tenants. Many of these factors are beyond our control. However, we can and do seek to make our buildings more energy efficient.

Some of our initiatives to reduce our consumption include items such as real time energy monitoring software, LED lighting retrofitting, and new energy management systems. As a result of our efforts, more than 84% of our stabilized eligible office space as of December 31, 2024 qualified for "ENERGY STAR Certification" by the EPA as having energy efficiency in the top 25% of buildings nationwide (our 2025 ENERGY STAR scores were not yet available as of the date of this Report).

Our energy and electricity are provided by utility providers through the grid (LA Department of Water and Power, Southern California Edison, and Hawaii Electric Company). We estimate the percentage of renewable energy provided by our utility providers was approximately 45% in Los Angeles and 31% in Honolulu in 2024 (the most recent available data).

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

Development

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

Part of our business strategy is owning very large concentrations of office buildings and residential communities in our target submarkets. Our large ownership share in many of these neighborhoods puts us in a unique position to sometimes invest in outdoor enhancement projects that not only improve our properties but also provide a valuable amenity to the surrounding community. For example, at our Landmark Los Angeles residential development in Brentwood we invested significant additional capital to build a one acre park on Wilshire Boulevard that is available to the public, providing urban green space as well as a valuable amenity to the surrounding properties and community.

Human Capital

Central to our long-term strategy is attracting, developing and retaining the best talent with the right skills to drive our success. Our ability to maintain our competitive position is largely dependent upon the skill and effort of our executive officers and key personnel, who have significant real estate industry experience, strong industry reputations and networks, and assist us in identifying acquisition, disposition, development and borrowing opportunities, negotiating with tenants and sellers of properties, and managing our development projects and the operations of our properties. As of December 31, 2025, we employed approximately 778 people.

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

We know that the first step in hiring and retaining the best talent is to create safe and inspiring workplaces where people feel valued. We offer competitive compensation and benefits to all regular full-time employees, including but not limited to paid holiday, vacation, and sick time, retirement savings plans and medical, dental, and vision coverage. We also offer a very generous equity compensation program that empowers our employees to act and feel like owners, not just employees. In 2025, we provided equity compensation to more than a quarter of our approximately 778 employees.

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
Risks Related to Our Properties and Our Business
•The continuation of or further increases in inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.
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
•Our operating performance and the market value of our common stock are subject to risks associated with our investments in real estate and with trends in the real estate industry.
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
•We face risks associated with contractual counterparties being designated "Prohibited Persons" by the Office of Foreign Assets Control.
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
General Risks
•Security breaches through cyber attacks, cyber intrusions or otherwise, could cause loss of confidential information, as well as significant disruptions of our IT networks and related systems, which could harm our business.
•The use of AI technologies presents certain risks that may adversely affect our business and operations.
•Litigation could have an adverse effect on our business.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
•New accounting pronouncements could adversely affect our operating results or the reported financial performance of our tenants.

Risks Related to Our Properties and Our Business

The continuation of or further increases in inflation could adversely impact our operating results, cash flows, financial position, our ability to pay dividends and distributions, and the market price of our common stock.

In recent years, the consumer price index has increased substantially and remains elevated. Federal policies and recent global events may exacerbate recent increases in the consumer price index. Sustained or further increases in inflation could have adverse impacts on our business, including:
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
•elevated or increasing interest rates may: (i) increase our borrowing costs, (ii) adversely impact our property valuations, and (iii) cause an economic recession which would adversely affect our business;
•an increase in recurring capital expenditures to maintain our properties;
•an increase in construction costs, which would increase the cost of development and repositioning projects and adversely impact our investments in real estate assets and expected yields on our development and repositioning projects, which could make investment opportunities less profitable to us;
•reduced cash flows, which would adversely impact our ability to pay dividends and distributions.
In addition, historically, during periods of elevated or increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of elevated interest rates may negatively impact the valuation of our real estate portfolio and result in a decline of the market price of our common stock and market capitalization, as well as lower sales proceeds from future property dispositions.
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
• reduced leasing to new tenants or leasing at less favorable terms;
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

Our economic performance and the value of our real estate, and consequently the market price of our common stock, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. Real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control and could adversely affect our operating results, cash flows, and financial position. These events include, but are not limited to:
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

We have a substantial amount of debt and we may incur significant additional debt for various purposes, including, without limitation, to fund future property acquisitions and development activities, reposition properties and to fund our operations. As of December 31, 2025, we had approximately $5.6 billion of debt outstanding, of which $1.6 billion is floating rate debt, which exposes us to interest rate fluctuation risk. See Note 8 to our consolidated financial statements in Item 15 of this Report for more detail regarding our consolidated debt. See "Off-Balance Sheet Arrangements" in Item 7 of this Report for more detail regarding our unconsolidated debt.

Our ability to service and refinance our debt and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control. Our substantial indebtedness, and the limitations and other constraints imposed on us by our debt agreements, especially during economic downturns when credit is harder to obtain, could adversely affect us, including the following:

•periods of rising or elevated interest rates may adversely affect: (i) our results of operations, (ii) our ability to pay dividends and distributions, (iii) the market price of our common stock, (iv) our ability to borrow or to borrow on favorable terms and (v) our ability to refinance existing debt on commercially reasonable terms or at all;
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

As of December 31, 2025, as a percentage of our annualized base rental revenue for the stabilized portfolio, 19.7% of our tenants operated in the legal industry, 16.8% in the financial services industry, 13.3% in the real estate industry and 9.9% in the health services industry. As we continue our development and potential acquisition activities, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For the composition of our tenants by industry, see “Item 2. Properties—Office Industry Diversification as of December 31, 2025.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

In order to successfully compete against other properties, we need to maintain, repair, and renovate our properties, which reduces our cash flows.

If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to incur significant capital expenditures to maintain the competitiveness of our properties. For additional information see “We are exposed to risks associated with property development.” There can be no assurances that any such expenditures would result in higher occupancy or rental rates, or deter existing tenants from relocating to properties owned by our competitors.

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

Our business operations in Los Angeles County, California and Honolulu, Hawaii are susceptible to, and could be significantly affected by, adverse weather conditions and natural disasters such as fires, earthquakes, tsunamis, hurricanes, volcano eruptions, drought, wind, floods and landslides. The likelihood and severity of such disasters may be increased as a result of climate change, and climate change could also have other impacts such as rising sea levels, which could impact our properties in Honolulu.

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

We may be unable to renew our tenants' leases, in which case we must find new tenants. To attract new tenants or retain existing tenants, particularly in periods of recession, we may have to accept rental rates below our existing rental rates or offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options. Accordingly, portions of our office and multifamily properties may remain vacant for extended periods of time. In addition, some existing leases currently provide tenants with options to renew the terms of their leases at rates that are below the current market rates or to terminate their leases prior to the expiration date thereof. We actively pursue opportunities for what we believe to be well-located and high quality buildings that may be in a transitional phase due to current or impending vacancies. We cannot assure that any such vacancies will be filled following a property acquisition, or that new tenant leases will be executed at or above market rates. As of December 31, 2025, 19.7% of the square footage in our total office portfolio was available for lease and 11.7% was scheduled to expire in 2026. As of December 31, 2025, 0.5% of the units in our multifamily portfolio were available for lease, and substantially all of the leases in our multifamily portfolio must be renewed within the next year. For more information see Item 2 “Properties” of this Report.

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

We engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we are subject to certain risks, including the following:
•We may not complete a development or redevelopment project on schedule or within budgeted amounts (as a result of risks beyond our control, such as weather, labor conditions, permitting issues, material shortages and price increases, including increases in the costs of building materials or construction services resulting from trade tensions, disruptions, actual or potential tariffs, duties or restrictions);
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

At December 31, 2025, our executive officers owned 3% of our outstanding common stock, but they would own 17% if all of their outstanding LTIPs and OP Units were converted into common stock. As a result, our executive officers, to the extent that they vote their shares in a similar manner, will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

Under their employment agreements, certain of our executive officers will receive severance if they are terminated without cause or resign for good reason.

We have employment agreements with our CEO, Jordan L. Kaplan, and our President and COO, Kenneth M. Panzer, which provide each executive with severance if they are terminated without cause or resign for good reason (including following a change of control). The severance is based upon three times the average of the respective executives annual compensation (base salary and annual bonus) during the last three full calendar years ending prior to the termination date. In addition, these executive officers would not be restricted from competing with us after their departure.

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

General Risks

Security breaches through cyber attacks, cyber intrusions or otherwise, could cause loss of confidential information, as well as significant disruptions of our IT networks and related systems, which could harm our business.

We face risks associated with security breaches that impact our IT networks and information, whether through cyber attacks or cyber intrusions over the Internet, malware (including ransomware), computer viruses, social engineering and phishing e-mails, exploitation of vulnerabilities in software used in our business, malfeasance by insiders or malicious persons with access to systems inside our organization, vulnerabilities in our or third party software, human or technological error, and other security issues with our and third party IT systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers (individuals or hacking organizations), foreign governments and cyber terrorists, is expected to increase as the number, intensity and sophistication of attacks and intrusions from around the world is escalating, especially given the use of more advanced hacking tools and techniques and use of AI that can circumvent controls, evade detection and even remove forensic evidence. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. We own and manage some of these systems but must rely on third parties for a range of systems, networks and other products and services, including but not limited to software and cloud computing services, that are critical to our business. In addition, we and others collect, maintain and process data about employees, business partners and others, including personally identifiable information, as well as proprietary data belonging to our business such as trade secrets.

There can be no assurance that our security measures, or those of third parties on whom we rely, will effectively protect the confidentiality, integrity and availability of our networks, systems and data from security breaches or disruptions. While to date we have experienced no cyber attacks or incidents that have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Our information, networks, systems and facilities remain vulnerable as techniques and sophistication used to conduct cybersecurity attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time and in some cases are designed not be detected and, in fact, may not be detected. Remote and hybrid working arrangements at many third party providers also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The use of AI has further enhanced malicious actors’ ability to conduct sophisticated attacks, often at a low cost, including through the use of deepfake and similar social engineering techniques and technologies.

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

The use of AI technologies presents certain risks that may adversely affect our business and operations.

We are beginning to use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) in our business. For example, we are exploring the use of AI Technologies in reviewing lease documents. We expect that increased investment could be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

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
d.An incident response plan with procedures for responding to cybersecurity incidents; and
e.Cybersecurity awareness training of our employees, and senior management.

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

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to our Audit Committee (Committee) oversight of cybersecurity and other IT risks. The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee as necessary, regarding any significant cybersecurity incidents.

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

Our management team, led by our CIO, is responsible for assessing and managing our significant risks from cybersecurity threats. Our CIO has the primary responsibility for our overall cybersecurity risk management program. Our CIO has 35 years of experience in building, implementing and administering technology solutions, with half that time dedicated to Douglas Emmett, Inc. He is responsible for developing our current systems environment, which leverages SaaS (Software as a Service) vendors, and for overseeing the security controls framework around our systems environment. Our management team’s experience includes multiple team members with 60 collective years of relevant experience with Douglas Emmett, Inc. The team has extensive knowledge of the technologies and applications addressed by the cybersecurity risk management program.

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

In-Service Office Portfolio Summary as of December 31, 2025

Region	Westside	Valley	Honolulu	Total / Weighted Average

Number of Office Properties	52	15	2	69
Our Rentable Square Feet	10,000,661	6,334,572	1,190,835	17,526,068
Region Rentable Square Feet (1)	39,387,351	13,889,773	5,339,375	58,616,499
Our Market Share(2)	36.0%	47.5%	22.3%	39.2%
Our Percent Leased	79.7%	79.7	89.9%	80.4%
Our Annualized Rent	$438,390,903	$166,339,123	$39,292,153	$644,022,179
Annualized Rent Per Leased Square Foot (3)	$57.49	$34.29	$37.84	$47.65
Monthly Rent Per Leased Square Foot (3)	$4.79	$2.86	$3.15	$3.97

_______________________________________________
(1)    The rentable square feet in each region is based on the Rentable Square Feet as reported in the 2025 fourth quarter CBRE Marketview report for our submarkets in that region.
(2)    Our market share is calculated by dividing our Rentable Square Feet by the applicable Region's Rentable Square Feet, weighted in the case of averages based on the square feet of exposure to our submarkets in each region. In calculating market share, we adjusted the rentable square footage by: (i) removing 62,000 rentable square feet for an office building in Honolulu that we are converting to residential apartments from both our rentable square footage and that of the region, and (ii) adding a 218,000 square foot property located just outside the Beverly Hills city limits to both the numerator and the denominator.
(3) Does not include signed leases not yet commenced, which are included in percent leased but excluded from Annualized Rent.

In-Service Office Portfolio Lease Diversification as of December 31, 2025

Portfolio Tenant Size
	Median	Average

Square feet	2,400	5,000

	Office Leases		Rentable Square Feet		Annualized Rent
Square Feet Under Lease	Number	Percent	Amount	Percent	Amount	Percent

2,500 or less	1,372	51.1%	1,981,021	14.7%	$87,392,272	13.6%
2,501-10,000	1,002	37.4	4,885,656	36.1	225,735,926	35.0
10,001-20,000	200	7.5	2,757,100	20.4	132,099,727	20.5
20,001-40,000	82	3.1	2,191,421	16.2	106,190,884	16.5
40,001-100,000	25	0.9	1,444,099	10.7	74,835,243	11.6
Greater than 100,000	1	—	255,884	1.9	17,768,127	2.8
Total for all leases	2,682	100.0%	13,515,181	100.0%	$644,022,179	100.0%

In-Service Office Portfolio Largest Tenants as of December 31, 2025

The table below presents tenants paying 1% or more of our aggregate Annualized Rent:

Tenant	Number of Leases	Number of Properties	Lease Expiration(1)	Total Leased Square Feet	Percent of Rentable Square Feet	Annualized Rent	Percent of Annualized Rent

William Morris Endeavor(2)	1	1	2037	255,884	1.4	$17,768,127	2.8
Equinox Fitness(3)	6	5	2029-2038	185,236	1.1	11,094,444	1.7
Morgan Stanley(4)	5	5	2027-2030	145,062	0.8	11,076,807	1.7
UCLA(5)	13	8	2026-2033	151,431	0.9	8,461,101	1.3
NKSFB	2	2	2030	135,066	0.8	7,150,417	1.1
Total	27	21		872,679	5.0%	$55,550,896	8.6%
______________________________________________________
(1)    Expiration dates are per lease (expiration dates do not reflect storage and similar leases).
(2)    Tenant has the option to terminate its lease in 2033.
(3)    Square footage (rounded) expires as follows: 34,000 square feet in 2029; 46,000 square feet in 2035; 31,000 square feet in 2037, and 74,000 square feet in 2038.
(4)    Square footage (rounded) expires as follows: 89,000 square feet in 2027; 30,000 square feet in 2028; and 26,000 square feet in 2030.
(5)    Square footage (rounded) expires as follows: 5 leases totaling 60,000 square feet in 2026; 2 leases totaling 18,000 square feet in 2028; 2 leases totaling 28,000 square feet in 2029; 1 lease totaling 12,000 square feet in 2030; 1 lease totaling 18,000 square feet in 2031; and 2 leases totaling 14,000 square feet in 2033.

In-Service Office Portfolio Industry Diversification as of December 31, 2025

Industry	Number of Leases	Annualized Rent as a Percent of Total

Legal	597	19.7%
Financial Services	368	16.8%
Real Estate	315	13.3%
Health Services	396	9.9%
Entertainment	127	9.7%
Accounting & Consulting	304	9.2%
Retail	162	5.8%
Technology	88	5.0%
Insurance	85	3.0%
Public Administration	71	2.6%
Educational Services	37	2.2%
Manufacturing & Distribution	49	1.3%
Advertising	30	0.9%
Other	53	0.6%
Total	2,682	100.0%

In-Service Office Portfolio Lease Expirations as of December 31, 2025 (assuming non-exercise of renewal options and early termination rights)

Year of Lease Expiration	Number of Leases	Rentable Square Feet	Expiring Square Feet as a Percent of Total	Annualized Rent at December 31, 2025	Annualized Rent as a Percent of Total	Annualized Rent Per Leased Square Foot(1)	Annualized Rent Per Leased Square Foot at Expiration(2)

Short Term Leases	69	243,726	1.4%	$8,959,051	1.4%	$36.76	$36.76
2026	566	2,044,738	11.7	94,002,952	14.6	45.97	46.45
2027	543	2,256,727	12.9	106,378,736	16.5	47.14	49.74
2028	509	2,096,422	12.0	96,840,247	15.0	46.19	50.29
2029	328	1,637,970	9.3	72,985,214	11.3	44.56	48.53
2030	247	1,460,070	8.3	71,551,307	11.1	49.01	55.94
2031	167	1,019,033	5.8	49,019,854	7.6	48.10	54.57
2032	69	621,960	3.5	30,950,944	4.8	49.76	57.27
2033	66	495,474	2.8	25,824,145	4.0	52.12	66.23
2034	38	359,311	2.1	17,598,526	2.7	48.98	63.50
2035	35	333,504	1.9	16,799,573	2.6	50.37	67.11
Thereafter	45	946,246	5.4	53,111,630	8.4	56.13	77.60
Subtotal/weighted average	2,682	13,515,181	77.1	644,022,179	100.0	47.65	53.68
Signed leases not commenced		422,231	2.4
Available		3,439,897	19.7
Building management use		107,696	0.6
BOMA adjustment (3)		41,063	0.2
Total/Weighted Average	2,682	17,526,068	100.0%	$644,022,179	100.0%	$47.65	$53.68
_____________________________________________________
(1)Represents Annualized Rent at December 31, 2025 divided by leased square feet.
(2)Represents Annualized Rent at expiration divided by leased square feet.
(3)Represents the square footage adjustments for leases that do not reflect BOMA remeasurement.

Office Portfolio Tenant Improvements and Leasing Commissions

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2025	2024	2023
Renewal leases(1)
Number of leases	579	556	576
Square feet	2,349,466	2,763,902	2,359,780
Tenant improvement costs per square foot (2)	$13.64	$16.37	$11.15
Leasing commission costs per square foot (2)	6.95	9.71	5.98
Total costs per square foot (2)	$20.59	$26.08	$17.13

New leases(1)
Number of leases	280	298	289
Square feet	915,565	881,884	792,716
Tenant improvement costs per square foot (2)	$24.89	$20.17	$21.69
Leasing commission costs per square foot (2)	8.79	8.46	7.39
Total costs per square foot (2)	$33.68	$28.63	$29.08

Total leases(1)
Number of leases	859	854	865
Square feet	3,265,031	3,645,786	3,152,496
Tenant improvement costs per square foot (2)	$16.80	$17.29	$13.80
Leasing commission costs per square foot (2)	7.47	9.41	6.34
Total costs per square foot (2)	$24.27	$26.70	$20.14
______________________________________________________
(1)Excludes square feet for ancillary retail space.
(2)Tenant improvements and leasing commissions are reported in the period in which the lease is signed. Tenant improvements are based on signed leases, or, for leases in which a tenant improvement allowance was not specified, the amount budgeted at the time the lease commenced.

Consolidated Office Portfolio Recurring Capital Expenditures

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2025	2024	2023

Recurring Capital Expenditures(1)	$2,825,003	$3,324,572	$3,279,814
Total square feet(1)	14,782,611	14,851,645	14,851,645
Recurring Capital Expenditures per square foot(1)	$0.19	$0.22	$0.22
____________________________________________________
(1)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2025, we excluded ten properties with an aggregate 2.7 million square feet.
•For 2024, we excluded ten properties with an aggregate 2.7 million square feet.
•For 2023, we excluded ten properties with an aggregate 2.7 million square feet.

In-Service Multifamily Portfolio Summary as of December 31, 2025

Submarket	Number of Properties	Number of Units	Units as a Percent of Total

Los Angeles
Santa Monica	3	940	21%
West Los Angeles	6	964	22%
Honolulu	4	2,506	57%
Total	13	4,410	100%

Submarket	Percent Leased	Annualized Rent(1)	Monthly Rent Per Leased Unit

Los Angeles
Santa Monica	99.7%	$52,298,052	$4,656
West Los Angeles	99.0	55,700,724	4,881
Honolulu	99.7	72,572,184	2,427
Total / Weighted Average	99.5%	$180,570,960	$3,436
_______________________________________________________
(1)    The multifamily portfolio also includes: (i) 72,613 square feet consisting of ancillary retail space at three properties and the remaining office space at a building undergoing conversion from office to residential, and (ii) 712 apartment units at The Landmark Residences (formerly Barrington Plaza) which is undergoing redevelopment. These items are not included in this table.

Multifamily Portfolio Recurring Capital Expenditures

Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	Year Ended December 31,
	2025	2024	2023

Recurring Capital Expenditures(1)(2)	$3,356,058	$3,342,407	$2,978,083
Total units(1)(2)	4,410	4,015	4,013
Recurring Capital Expenditures per unit(1)(2)	$762	$832	$747
____________________________________________________
(1)Recurring Capital Expenditures include costs associated with the turnover of units. Our multifamily portfolio includes a large number of units that, due to Santa Monica rent control laws, have had only modest rent increases since 1979. During 2025, when a tenant vacated one of these units, we incurred on average $58 thousand per unit to bring the unit up to our standards. We classify these capital expenditures as non-recurring.
(2)We excluded the following properties in accordance with our definition of Recurring Capital Expenditures:
•For 2025, we excluded one property with an aggregate 69 units.
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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Dividends
Our common stock is traded on the NYSE under the symbol “DEI”. On December 31, 2025, the closing price of our common stock was $10.99.

The table below presents the dividends declared for our common stock as reported by the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025

Dividend declared	$0.19	$0.19	$0.19	$0.19

2024

Dividend declared	$0.19	$0.19	$0.19	$0.19

Holders of Record

We had seven holders of record of our common stock on February 13, 2026. Most of the shares of our common stock are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The graph below compares the cumulative total return on our common stock from December 31, 2020 to December 31, 2025 to the cumulative total return of the S&P 500, NAREIT Equity and an appropriate “peer group” index (assuming a $100 investment in our common stock and in each of the indexes on December 31, 2020, and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year). The total return performance presented in this graph is not necessarily indicative of, and is not intended to suggest, the total future return performance.

Total Return Performance
Index Value
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
DEI
S&P 500
NAREIT Equity
Peer group

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25

DEI	100.00	118.75	58.32	57.23	77.02	48.13
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
NAREIT Equity(1)	100.00	143.24	108.34	123.21	133.97	137.83
Peer group(2)	100.00	121.48	68.82	81.82	98.96	86.38

_____________________________________________
(1)FTSE NAREIT Equity REITs index.
(2)Consists of BXP, Inc. (BXP), Hudson Pacific Properties (HPP), Kilroy Realty Corporation (KRC), SL Green Realty Corp. (SLG), and Vornado Realty Trust (VNO).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Forward Looking Statements disclaimer and our consolidated financial statements and related notes in Item 15 of this Report.  During 2025, our results of operations were impacted by: (i) various transactions - see "Acquisitions, Debt and Equity Transactions, Development and Repositioning Projects, and Other Transactions" further below, and (ii) the consolidation of Partnership X. See Note 3 to our consolidated financial statements in Part IV, Item 15 of this Report.

Business Description
Douglas Emmett, Inc. is a fully integrated, self-administered and self-managed REIT. Through our interest in our Operating Partnership and its subsidiaries and our consolidated JVs, we are one of the largest owners and operators of high-quality office and multifamily properties in Los Angeles County, California and in Honolulu, Hawaii. We focus on owning, acquiring, developing and managing a substantial market share of top-tier office properties and premier multifamily communities in neighborhoods that possess significant supply constraints, high-end executive housing and key lifestyle amenities.
For the purpose of reporting key operating metrics, commencing with the fourth quarter of 2024, we are focused on the properties in our In-Service Portfolio. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two multifamily properties and one office property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of December 31, 2025 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	69	1	70
Rentable square feet	17,526,068	456,205	17,982,273
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,410	1,035	5,445

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	80.4%
Occupancy Rate	78.0%
Multifamily Portfolio Leased Rate	99.5%

Revenues by Segment and Location
During 2025, revenues from our Total Portfolio were derived as follows:
____

Acquisitions, Debt and Equity Transactions, and Development and Repositioning Projects
Acquisitions, Debt and Equity Transactions
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
•In August 2025, we closed eight new residential term loans. The new secured, non-recourse, interest-only loans total approximately $941.5 million, mature in September 2030, and bear interest at a fixed-rate of 4.80%. The new loans replace four loans aggregating $550.0 million that were scheduled to mature on June 1, 2027 and five loans aggregating $380.0 million that were scheduled to mature on June 1, 2029. The debt encumbering The Landmark Residences (formerly Barrington Plaza) was repaid.
During the fourth quarter of 2025:
•In November 2025, one of our consolidated JVs made a $60.0 million loan principal payment, which reduced the term loan principal balance to $565.0 million, and entered into an interest rate swap to swap-fix the interest rate at 4.79% through December 5, 2027. The loan matures on August 19, 2028.
•In December 2025, we closed a non-recourse construction loan for up to $375.0 million for The Landmark Residences (formerly Barrington Plaza). The loan has a floating interest rate of SOFR + 2.45%. We entered into accreting swaps starting January 2, 2026 that mature January 1, 2030 to effectively fix the interest rate on 75% of the increasing estimated balance outstanding under this loan at 5.80%. The loan matures on December 10, 2030. As of December 31, 2025 we had borrowed $49.5 million to fund the associated development project.
See Notes 3 8, 10 and 11 to our consolidated financial statements in Item 15 of this Report for more information regarding our acquisitions, debt, derivatives contracts, and equity, respectively.

Development Portfolio
Studio Plaza
Studio Plaza is a 456,000 square foot office property located in Burbank. Following the move-out of a long-term single tenant, we are converting the property into a multi-tenant office building. The extensive common area upgrades are now complete and the construction of new tenant suites is ongoing. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

The Landmark Residences (Formerly Barrington Plaza)
During the second quarter of 2023, we removed The Landmark Residences residential property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of December 31, 2025, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 17 to our consolidated financial statements in Item 15 of this Report. Commencing with the fourth quarter of 2024, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

10900 Wilshire Boulevard
See "Acquisitions, Debt and Equity Transactions" above regarding the acquisition of 10900 Wilshire Boulevard in Westwood. We are developing a mixed-use community featuring up to 323 apartment units. We will convert the existing 247,000 square foot office tower into a residential and office building with up to 200 units, integrating it with a new residential building that we are constructing on the property. The conversion of the office tower will occur in phases over a number of years as the office space in the building is vacated. Commencing with the first quarter of 2025, we classified this property as part of our Development Portfolio and exclude it from our In-Service Portfolio statistics and operating metrics.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021

Average straight-line rental rate(1)(2)(4)	$44.14	$50.50	$42.97	$46.78	$44.99
Annualized lease transaction costs(3)(4)	$5.91	$5.95	$5.53	$5.85	$4.77

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
(4)Our office rental rates and lease transaction costs were impacted by a large tenant lease renewal during 2024.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio. The table below presents only our In-Service Portfolio.

	Year Ended December 31, 2025

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$48.59	$42.79	(11.9)%
Straight-line Rent	$43.38	$44.14	1.8%

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

	Year Ended December 31,
	2025	2024	2023	2022	2021

Average annual rental rate - new tenants(1)	$40,917	$39,580	$36,070	$31,763	$29,837

_____________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i)    During 2022, the average was impacted by the acquisition of 1221 Ocean Avenue, where the rental rates were higher than the average in our portfolio.
(ii) During 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, The Landmark Los Angeles, where the rental rates were higher than the average in our portfolio. The Landmark Residences (formerly Barrington Plaza) was removed from this metric beginning with the third quarter of 2023.
(iii) During 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, The Landmark Los Angeles, where the rental rates were higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during 2025 (new tenants and existing tenants undergoing annual rent review) was 2.6% higher on average than the prior rent for the same unit after adjusting for rent concessions. The rent change includes only our In-Service Portfolio.

Office and Multifamily Occupancy Rates

The tables below present the occupancy rates for our office portfolio and multifamily portfolio. Our Occupancy Rates may not be directly comparable from year to year, as they can be impacted by acquisitions, dispositions, and development and redevelopment projects. Commencing with the fourth quarter of 2024, the table below presents only our In-Service Portfolio.

	December 31,
Occupancy Rates as of:	2025	2024	2023	2022	2021

Office portfolio	78.0%	79.2%	81.0%	83.7%	84.9%
Multifamily portfolio(1)	98.0%	97.4%	96.7%	98.1%	98.0%

	Year Ended December 31,
Average Occupancy Rates(2):	2025	2024	2023	2022	2021

Office portfolio	78.2%	80.1%	82.6%	84.2%	85.7%
Multifamily portfolio(1)	97.4%	97.0%	96.9%	97.9%	96.8%

___________________________________________________
(1)Excludes units vacated as part of removing The Landmark Residences (formerly Barrington Plaza) from the rental market until June of 2023 and excludes the impact of The Landmark Residences entirely starting in July 2023.
(2)Average occupancy rates are calculated by averaging the occupancy rates at the end of each of the quarters in the period and at the end of the quarter immediately prior to the start of the period.

Office Portfolio Lease Expirations

As of December 31, 2025, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

_______________________________________________________________
(1) Average of the percentage of leases at December 31, 2022, 2023, and 2024 with the same remaining duration as the leases for the labeled year had at December 31, 2025.

Results of Operations

Comparison of 2025 to 2024

Our operating results were adversely impacted by the effects of inflation and higher interest rates during 2025 and 2024.

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$686,208	$683,901	$2,307	0.3%
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

Office parking and other income	$119,308	$112,503	$6,805	6.0%	The increase was primarily due to: (i) higher parking rates, (ii) parking and other income from a JV we commenced consolidating on January 1, 2025, and (iii) parking and other income from an office property we acquired in January 2025, partly offset by (iv) a decrease in parking and other income from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.
Multifamily revenue	$198,466	$190,074	$8,392	4.4%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office rental expenses	$301,276	$285,352	$(15,924)	(5.6)%	The increase was primarily due to: (i) rental expenses from a JV we commenced consolidating on January 1, 2025, (ii) rental expenses from an office property we acquired in January 2025, and (iii) higher scheduled services expenses, partly offset by (iv) a decrease in rental expenses from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024, and (v) lower insurance expenses.
Multifamily rental expenses	$66,661	$64,906	$(1,755)	(2.7)%	The increase was primarily due to an increase in property taxes, scheduled services expenses, and repairs and maintenance expenses, partly offset by a decrease in insurance expenses and professional fees.
General and administrative expenses	$46,664	$45,356	$(1,308)	(2.9)%	The increase was primarily due to higher advocacy expenses and personnel expenses.

Comparison of 2025 to 2024 (continued)

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary

	(In thousands)

Depreciation and amortization	$398,932	$384,048	$(14,884)	(3.9)%	The increase was primarily due to: (i) depreciation and amortization from a JV we commenced consolidating on January 1, 2025, and (ii) depreciation and amortization from an office property we acquired in January 2025, partly offset by (iii) a decrease in depreciation and amortization from an office property we commenced repositioning to a multi-tenant building during the fourth quarter of 2024.

Non-Operating Income and Expenses

Other income	$18,021	$28,019	$(9,998)	(35.7)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(437)	$(398)	$(39)	(9.8)%	Other expenses did not change significantly compared to the prior period.
Income from unconsolidated Fund	$—	$2,593	$(2,593)	(100.0)%
On January 1, 2025, we commenced consolidating Partnership X, one of our joint ventures. The results of Partnership X are included in our operating results from January 1, 2025. Before January 1, 2025, Partnership X was accounted for using the equity method, and our share of Partnership X's net income was included in our statements of operations in Income from unconsolidated Fund. See Note 3 to our consolidated financial statements in Part IV, Item 15 of this Report regarding the consolidation of Partnership X.

Interest expense	$(266,675)	$(229,442)	$(37,233)	(16.2)%	The increase was primarily due to: (i) higher floating rate debt, (ii) interest expense from a JV we commenced consolidating on January 1, 2025, and (iii) interest expense on a loan related to the office property we acquired in January 2025.

Comparison of 2024 to 2023

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 for a comparison of our results of operations for 2024 compared to 2023.

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

FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs and our unconsolidated Fund's FFO) to net income attributable to common stockholders (the most directly comparable GAAP measure). Our FFO was adversely impacted by the effects of inflation and higher interest rates during 2025 and 2024.

	Year Ended December 31,
(In thousands)	2025	2024

Net income attributable to common stockholders	$16,267	$23,517
Depreciation and amortization of real estate assets	398,932	384,048
Net loss attributable to noncontrolling interests	(27,697)	(15,929)
Adjustments attributable to unconsolidated Fund(1)	—	4,579
Adjustments attributable to consolidated JVs (2)	(45,000)	(50,687)
Gain from consolidation of JV	(47,212)	—
FFO	$295,290	$345,528

___________________________________________________
(1)Adjusts for our share of Partnership X's depreciation and amortization of real estate assets. We commenced consolidating Partnership X on January 1, 2025. See Note 3 to our consolidated financial statements in Part IV, Item 15 of this Report.
(2)Adjusts for the net income (loss) and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of 2025 to 2024
During 2025, FFO decreased by $50.2 million, or 14.5%, to $295.3 million, compared to $345.5 million for 2024. The decrease was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by higher multifamily rental revenues due to higher occupancy and rental rates.
Comparison of 2024 to 2023
See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 for a comparison of our FFO for 2024 compared to 2023.

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

Comparison of 2025 to 2024:

Our Same Properties for 2025 included 66 office properties, aggregating 17.1 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share). Our Same Property results were adversely impacted by the effects of inflation during 2025 and 2024.

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024	Change	%	Commentary
	(In thousands)

Office revenues	$767,877	$769,871	$(1,994)	(0.3)%	The decrease was primarily due to lower rental revenues due to lower occupancy, partly offset by higher tenant recoveries, and higher parking income due to higher parking rates.
Office expenses	(289,684)	(282,634)	(7,050)	(2.5)%	The increase was primarily due to higher scheduled services expenses, utility expenses, professional fees and repairs and maintenance expenses, partly offset by lower insurance expenses.
Office NOI	478,193	487,237	(9,044)	(1.9)%

Multifamily revenues	196,530	187,056	9,474	5.1%	The increase was primarily due to higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(65,735)	(63,616)	(2,119)	(3.3)%	The increase was primarily due to higher scheduled services expenses, property taxes, repairs and maintenance expenses and utility expenses, partly offset by lower insurance expenses.
Multifamily NOI	130,795	123,440	7,355	6.0%

Total NOI	$608,988	$610,677	$(1,689)	(0.3)%

Reconciliation to GAAP

The table below presents a reconciliation of Net income attributable to common stockholders (the most directly comparable GAAP measure) to NOI and Same Property NOI:

	Year Ended December 31,
(In thousands)	2025	2024

Net income attributable to common stockholders	$16,267	$23,517
Net loss attributable to noncontrolling interests	(27,697)	(15,929)
Net (loss) income	(11,430)	7,588
General and administrative expenses	46,664	45,356
Depreciation and amortization	398,932	384,048
Other income	(18,021)	(28,019)
Other expenses	437	398
Income from unconsolidated Fund	—	(2,593)
Interest expense	266,675	229,442
Impairment losses	—	—
Gain on sale of investment in real estate	—	—
Gain from consolidation of JV	(47,212)	—
NOI	$636,045	$636,220

Same Property NOI by Segment

Same property office revenues	$767,876	$769,871
Same property office expenses	(289,684)	(282,634)
Same Property Office NOI	478,192	487,237

Same property multifamily revenues	196,531	187,056
Same property multifamily expenses	(65,735)	(63,616)
Same Property Multifamily NOI	130,796	123,440

Same Property NOI	608,988	610,677
Non-comparable office revenues	37,639	26,533
Non-comparable office expenses	(11,592)	(2,718)
Non-comparable multifamily revenues	1,936	3,018
Non-comparable multifamily expenses	(926)	(1,290)
NOI	$636,045	$636,220

Comparison of 2024 to 2023

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 for a comparison of our same property NOI for 2024 compared to 2023.

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, debt refinancings, dividends, distributions, and discretionary share repurchases. During 2025, we generated cash from operations of $386.9 million. As of December 31, 2025, we had $340.8 million of cash and cash equivalents. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations.

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

Off-Balance Sheet Arrangements

None

Cash Flows

Comparison of 2025 to 2024

Our operating cash flows were adversely impacted by the effects of interest rates on floating rate debt and inflation during 2025 and 2024.

	Year Ended December 31,		Increase (Decrease) In Cash	%
	2025	2024
	(In thousands)

Net cash provided by operating activities(1)	$386,853	$408,693	$(21,840)	(5.3)%
Net cash used in investing activities(2)	$(265,343)	$(240,761)	$(24,582)	(10.2)%
Net cash used in financing activities(3)	$(225,344)	$(246,463)	$21,119	8.6%

___________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense.  The decrease in cash from operating activities of $21.8 million was primarily due to: (i) lower office occupancy, (ii) higher office expenses, (iii) higher interest expense, and (iv) lower interest income, which was partly offset by a deposit we received related to a loan we paid off, and higher multifamily rental revenues due to higher occupancy and rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The decrease in cash from investing activities of $24.6 million was primarily due to an increase in capital expenditures for developments of $30.4 million, and an increase in capital expenditures for improvements to real estate of $25.1 million, partly offset by $25.6 million of cash and cash equivalents from the consolidation of Partnership X on January 1, 2025, and the acquisition of an additional interest in an unconsolidated fund in February 2024, for $5.2 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash from financing activities of $21.1 million was primarily due to a higher net borrowings of $66.4 million and lower distributions paid to noncontrolling interests of $3.2 million, partly offset by higher loan cost payments of $25.6 million and lower contributions from noncontrolling interests in consolidated JVs of $22.6 million.

Comparison of 2024 to 2023

See Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025 for a comparison of our cash flows for 2024 compared to 2023.

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

Impairment of Long-Lived Assets

We assess our investment in real estate for impairment on a periodic basis, and whenever events or changes in circumstances indicate that the carrying value of our investments in real estate may not be recoverable. If the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the asset, and our evaluation indicates that we may be unable to recover the carrying value, then we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. Our estimates of future cash flows are based in part upon assumptions regarding future occupancy, rental revenues and operating costs, and could differ materially from actual results. We record real estate held for sale at the lower of carrying value or estimated fair value, less costs to sell, and similarly recognize impairment losses if we believe that we cannot recover the carrying value. Our evaluation of market conditions for assets held for sale requires judgment, and our expectations could differ materially from actual results. Impairment losses would reduce our net income and could be material. Based upon such periodic assessments we did not record any impairment losses for our long-lived assets during 2025, 2024 or 2023.

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

Charges for uncollectible amounts related to tenant receivables and deferred rent receivables reduced our rental revenues and tenant recoveries by $0.5 million, $1.0 million, and $0.8 million in 2025, 2024 and 2023, respectively. We restored accrual basis accounting for certain office tenants that were previously determined to be uncollectible and accounted for on a cash basis of accounting, which increased our office revenues by $1.1 million, $0.9 million, and $4.4 million in 2025, 2024, and 2023, respectively.
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

These estimates require judgment and involve calculations for each of our office properties. If our estimates prove to be incorrect, then our tenant recovery revenues and net income could be materially and adversely affected in future periods when we perform our reconciliations. The impact of changing our current year tenant recovery billings by 5% would result in a change to our tenant recovery revenues and net income of $2.4 million, $2.5 million and $2.6 million during 2025, 2024 and 2023, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of December 31, 2025, the interest rates for 72% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 21% were capped with interest rate caps. As of December 31, 2025, the maximum amount the interest expense on our capped-rate borrowings could increase by is $36.6 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

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

Unhedged Floating-Rate Borrowings

As of December 31, 2025, the interest rates for 7% of our consolidated borrowings were floating with no caps. As of December 31, 2025, the interest expense for our unhedged floating-rate borrowings would increase by $3.8 million per year for every one hundred basis points increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 8 to our consolidated financial statements in Item 15 of this Report for more information regarding our floating rate debt.

Item 8. Financial Statements and Supplementary Data

See the Index to our Financial Statements in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2025, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon appear at pages F-1 and F-4, respectively, and are incorporated herein by reference.

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Information About Our Executive Officers”, “Corporate Governance”, “Board Meetings and Committees” and “Delinquent Section 16(a) Reports” (to the extent required), in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation”, “Compensation Committee Report”, “Director Compensation”, and “Compensation Committee Interlocks and Insider Participation”, in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Stock-Based Compensation Plan

The following table presents information with respect to shares of our common stock that may be issued under our existing stock incentive plan as of December 31, 2025:

Plan Category		Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (In thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under stock-based compensation plans (excluding shares reflected in column (a)) (In thousands)
		(a)		(b)		(c)
Stock-based compensation plans approved by stockholders	(1)	7,033	(2)	$—	(3)	6,220
___________________________________________________________
(1)    For a description of our 2016 Omnibus Stock Incentive Plan, see Note 13 to our consolidated financial statements in Item 15 of this Report. We did not have any other stock-based compensation plans as of December 31, 2025.
(2)    Consists of 4.5 million vested and 2.5 million unvested LTIP Units.
(3)    We have no outstanding options. There are no exercise prices for LTIP Units.

The remaining information required by this item is incorporated by reference to the information set forth under the caption “Voting Securities and Principal Stockholders—Security Ownership of Certain Beneficial Owners and Management”, in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors (Proposal 1) – Information Concerning Current Directors and Nominees”, “Corporate Governance” and “Transactions With Related Persons”, in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

Our Independent Registered Public Accounting Firm is Ernst & Young LLP, Los Angeles California, PCAOB Firm ID: 42. The information required by this item is incorporated by reference to the information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedule

 (a)(1) and (2) Financial Statements and Schedules

Index

Page

Exhibits	59
Signatures	61
Report of Management on Internal Control Over Financial Reporting	F- 1
Report of Independent Registered Public Accounting Firm	F- 2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F- 4
Consolidated Balance Sheets	F- 5
Consolidated Statements of Operations	F- 6
Consolidated Statements of Comprehensive Loss	F- 7
Consolidated Statements of Equity	F- 8
Consolidated Statements of Cash Flows	F- 10
Notes to Consolidated Financial Statements	F- 11
Overview	F- 11
Summary of Significant Accounting Policies	F- 12
Investment in Real Estate	F- 19
Ground Lease	F- 20
Acquired Lease Intangibles	F- 21
Investments in Unconsolidated Fund	F- 22
Other Assets	F- 23
Secured Notes Payable, Net	F- 24
Interest Payable, Accounts Payable and Deferred Revenue	F- 27
Derivative Contracts	F- 28
Equity	F- 30
EPS	F- 32
Stock-Based Compensation	F- 33
Fair Value of Financial Instruments	F- 35
Segment Reporting	F- 37
Future Minimum Lease Receipts	F- 38
Commitments, Contingencies and Guarantees	F- 38
Schedule III - Consolidated Real Estate and Accumulated Depreciation	F- 40

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

DOUGLAS EMMETT, INC.

Dated:	By:	/s/ JORDAN L. KAPLAN
February 20, 2026		Jordan L. Kaplan
Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the persons below, in their respective capacities, on behalf of the registrant as of February 20, 2026.

Signature	Title

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan	Chairman of the Board and CEO (Principal Executive Officer)

/s/ PETER D. SEYMOUR
Peter D. Seymour	CFO (Principal Financial and Accounting Officer)

/s/ KENNETH M. PANZER
Kenneth M. Panzer	President, COO and Director

/s/ LESLIE E. BIDER
Leslie E. Bider	Director

/s/ DORENE C. DOMINGUEZ
Dorene C. Dominguez	Director

/s/ VIRGINIA A. MCFERRAN
Virginia A. McFerran	Director

/s/ THOMAS E. O’HERN
Thomas E. O’Hern	Director

/s/ WILLIAM E. SIMON, JR.
William E. Simon, Jr.	Director

/s/ SHIRLEY WANG
Shirley Wang	Director

Report of Management on Internal Control over Financial Reporting

The management of Douglas Emmett, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our management, including the undersigned CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
Chairman of the Board and CEO

/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Douglas Emmett, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
The Company’s net investment in real estate totaled $8.7 billion as of December 31, 2025. As discussed in Note 2 to the consolidated financial statements, on a periodic basis and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable, the Company assesses whether there has been an impairment in the carrying value of its properties. Based on their assessment, management concluded that no impairment occurred for the year ended December 31, 2025.
The Company’s evaluation of impairment indicators was based on qualitative and quantitative factors including consideration of potential decreases in the market prices of long-lived assets and the impact of current economic trends. Auditing the Company's impairment assessment for real estate assets was challenging because of the high degree of auditor judgment necessary to evaluate management’s consideration of relevant qualitative and quantitative factors in identifying potential indicators of impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating management’s judgments and assumptions applied in determining whether indicators of impairment existed for the Company’s real estate assets. Our procedures included obtaining evidence to corroborate such judgments, performing sensitivity analyses, and consideration of contrary evidence, including considering the potential impact of debt maturities and lease expirations on management’s ability to hold the properties over the expected term.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1995.
Los Angeles, California
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Douglas Emmett, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Douglas Emmett, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Douglas Emmett, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 20, 2026

Douglas Emmett, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Investment in real estate, gross	$12,798,047	$12,495,252
Less: accumulated depreciation and amortization	(4,054,696)	(3,916,625)
Investment in real estate, net	8,743,351	8,578,627
Ground lease right-of-use asset	7,428	7,438
Cash and cash equivalents	340,789	444,623
Tenant receivables	1,990	4,242
Deferred rent receivables	123,619	117,570
Acquired lease intangible assets, net	4,731	2,487
Interest rate contract assets	22,310	77,620
Investment in unconsolidated Fund	—	23,770
Other assets	43,963	147,323
Total Assets	$9,288,181	$9,403,700

Liabilities
Secured notes payable, net	$5,548,870	$5,498,022
Ground lease liability	10,808	10,822
Interest payable, accounts payable and deferred revenue	139,959	131,011
Security deposits	67,069	62,449
Acquired lease intangible liabilities, net	8,276	11,331
Interest rate contract liabilities	6,437	—
Dividends payable	31,831	31,825
Total Liabilities	5,813,250	5,745,460

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,462,215 and 167,435,259 outstanding at December 31, 2025 and December 31, 2024, respectively	1,675	1,674
Additional paid-in capital	3,396,820	3,396,452
Accumulated other comprehensive income	11,452	54,917
Accumulated deficit	(1,505,390)	(1,394,394)
Total Douglas Emmett, Inc. stockholders' equity	1,904,557	2,058,649
Noncontrolling interests	1,570,374	1,599,591
Total Equity	3,474,931	3,658,240
Total Liabilities and Equity	$9,288,181	$9,403,700

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Office rental
Rental revenues and tenant recoveries	$686,208	$683,901	$714,742
Parking and other income	119,308	112,503	115,203
Total office revenues	805,516	796,404	829,945

Multifamily rental
Rental revenues	181,205	174,278	174,296
Parking and other income	17,261	15,796	16,247
Total multifamily revenues	198,466	190,074	190,543

Total revenues	1,003,982	986,478	1,020,488

Operating Expenses
Office expenses	301,276	285,352	294,310
Multifamily expenses	66,661	64,906	67,323
General and administrative expenses	46,664	45,356	49,236
Depreciation and amortization	398,932	384,048	459,949
Total operating expenses	813,533	779,662	870,818

Other income	18,021	28,019	19,633
Other expenses	(437)	(398)	(1,032)
Income (loss) from unconsolidated Fund	—	2,593	(34,643)
Interest expense	(266,675)	(229,442)	(209,468)
Gain from consolidation of JV	47,212	—	—
Net (loss) income	(11,430)	7,588	(75,840)
Net loss attributable to noncontrolling interests	27,697	15,929	33,134
Net income (loss) attributable to common stockholders	$16,267	$23,517	$(42,706)

Net income (loss) per common share – basic and diluted	$0.09	$0.13	$(0.26)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net (loss) income	$(11,430)	$7,588	$(75,840)
Other comprehensive loss: cash flow hedges	(68,733)	(90,965)	(100,031)
Comprehensive loss	(80,163)	(83,377)	(175,871)
Comprehensive loss attributable to noncontrolling interests	52,965	45,894	62,019
Comprehensive loss attributable to common stockholders	$(27,198)	$(37,483)	$(113,852)

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2025	2024	2023

Shares of Common Stock	Beginning balance	167,435	167,206	175,810
	Exchange of OP Units for common stock	27	229	468
	Repurchases of common stock	—	—	(9,072)
	Ending balance	167,462	167,435	167,206

Common Stock	Beginning balance	$1,674	$1,672	$1,758
	Exchange of OP Units for common stock	1	2	5
	Repurchases of common stock	—	—	(91)
	Ending balance	$1,675	$1,674	$1,672

Additional Paid-in Capital	Beginning balance	$3,396,452	$3,392,955	$3,493,307
	Exchange of OP Units for common stock	378	3,501	7,736
	Repurchases of OP Units with cash	(10)	(4)	1,054
	Repurchases of common stock	—	—	(109,142)
	Ending balance	$3,396,820	$3,396,452	$3,392,955

Accumulated Other Comprehensive Income (Loss)	Beginning balance	$54,917	$115,917	$187,063
	Cash flow hedge adjustments	(43,465)	(61,000)	(71,146)
	Ending balance	$11,452	$54,917	$115,917

Accumulated Deficit	Beginning balance	$(1,394,394)	$(1,290,682)	$(1,119,714)
	Net income (loss) attributable to common stockholders	16,267	23,517	(42,706)
	Dividends	(127,263)	(127,229)	(128,262)
	Ending balance	$(1,505,390)	$(1,394,394)	$(1,290,682)

Noncontrolling Interests	Beginning balance	$1,599,591	$1,625,535	$1,713,369
	Net loss attributable to noncontrolling interests	(27,697)	(15,929)	(33,134)
	Cash flow hedge adjustments	(25,268)	(29,965)	(28,885)
	Contributions	5,400	28,000	125
	Consolidation of JV	20,246	—	—
	Distributions	(28,408)	(31,590)	(40,589)
	Exchange of OP Units for common stock	(379)	(3,503)	(7,741)
	Repurchases of OP Units with cash	(341)	(134)	(3,460)
	Stock-based compensation	27,230	27,177	25,850
	Ending balance	$1,570,374	$1,599,591	$1,625,535

Statement continues on the following page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(In thousands, except dividend per share data)

		Year Ended December 31,
		2025	2024	2023

Total Equity	Beginning balance	$3,658,240	$3,845,397	$4,275,783
	Net (loss) income	(11,430)	7,588	(75,840)
	Cash flow hedge adjustments	(68,733)	(90,965)	(100,031)
	Consolidation of JV	20,246	—	—
	Repurchases of OP Units with cash	(351)	(138)	(2,406)
	Repurchases of common stock	—	—	(109,233)
	Contributions	5,400	28,000	125
	Dividends	(127,263)	(127,229)	(128,262)
	Distributions	(28,408)	(31,590)	(40,589)
	Stock-based compensation	27,230	27,177	25,850
	Ending balance	$3,474,931	$3,658,240	$3,845,397

	Dividends declared per common share	$0.76	$0.76	$0.76

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(11,430)	$7,588	$(75,840)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from unconsolidated Fund	—	(2,593)	34,643
Gain from consolidation of JV	(47,212)	—	—
Depreciation and amortization	398,932	384,048	459,949
Net accretion of acquired lease intangibles	(4,827)	(8,023)	(10,961)
Straight-line rent	(6,049)	(2,248)	(342)
Loan premium/discount amortized/accreted and written off	336	(333)	(460)
Deferred loan costs amortized and written off	11,896	9,335	8,858
Amortization of stock-based compensation	21,208	21,038	19,834
Operating distributions from unconsolidated Fund	—	1,224	1,288
Purchase of interest rate caps	—	—	(1,622)
Change in working capital components:
Tenant receivables	2,245	1,854	783
Interest payable, accounts payable and deferred revenue	11,444	(4)	6,248
Security deposits	3,162	491	529
Other assets	7,148	(3,684)	(15,943)
Net cash provided by operating activities	386,853	408,693	426,964

Investing Activities
Capital expenditures for improvements to real estate	(192,397)	(167,337)	(189,157)
Capital expenditures for developments and purchase of note receivable secured by real estate	(102,461)	(72,052)	(41,480)
Insurance recoveries for damage to real estate	3,926	3,573	2,181
Cash assumed from consolidation of JV	25,589	—	—
Acquisition of additional interests in unconsolidated Fund	—	(5,214)	(5,214)
Capital distributions from unconsolidated Fund	—	269	80
Net cash used in investing activities	(265,343)	(240,761)	(233,590)

Financing Activities
Proceeds from borrowings	1,322,657	325,000	505,000
Repayment of borrowings	(1,366,178)	(434,902)	(155,862)
Loan cost payments	(31,207)	(5,648)	(6,269)
Contributions from noncontrolling interests in consolidated JVs	5,400	28,000	125
Distributions paid to noncontrolling interests	(28,408)	(31,590)	(40,589)
Dividends paid to common stockholders	(127,257)	(127,185)	(129,895)
Repurchases of OP Units	(351)	(138)	(2,406)
Repurchases of common stock	—	—	(109,233)
Net cash (used in) provided by financing activities	(225,344)	(246,463)	60,871

(Decrease) increase in cash and cash equivalents and restricted cash	(103,834)	(78,531)	254,245
Cash and cash equivalents and restricted cash - beginning balance	444,652	523,183	268,938
Cash and cash equivalents and restricted cash - ending balance	$340,818	$444,652	$523,183

Reconciliation of Ending Cash Balance

	Year Ended December 31,
	2025	2024	2023

Cash and cash equivalents	$340,789	$444,623	$523,082
Restricted cash (included in Other assets on our consolidated balance sheets)	29	29	101
Cash and cash equivalents and restricted cash	$340,818	$444,652	$523,183

Supplemental Cash Flows Information

	Year Ended December 31,
	2025	2024	2023

Cash paid for interest, net of capitalized interest	$237,376	$219,503	$195,952
Capitalized interest paid	$11,239	$8,724	$1,474

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$16,771	$15,831	$16,540
Capitalized stock-based compensation for improvements to real estate and developments	$6,022	$6,139	$6,016
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$253,460	$114,158	$102,114
Removal of fully amortized acquired lease intangible assets	$1,741	$203	$427
Removal of fully accreted acquired lease intangible liabilities	$10,314	$13,304	$16,843

Non-cash Financing Transactions
(Loss) Gains recorded in AOCI - consolidated derivatives	$(7,650)	$47,896	$45,364
Gains recorded in AOCI - unconsolidated Fund's derivatives (our share)	$—	$5,417	$585
Dividends declared	$127,263	$127,229	$128,262
Exchange of OP Units for common stock	$379	$3,503	$7,741
Seller financing of note receivable purchase	$—	$61,750	$—

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

At December 31, 2025, our Total Portfolio consisted of (i) an 18.0 million square foot office portfolio, which included a 456 thousand square foot office property under development, (ii) 5,445 multifamily apartment units, which included 1,035 apartment units under development, and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of December 31, 2025, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.81 billion and $3.73 billion as of December 31, 2025 and December 31, 2024. See Note 8. We also consolidate six JVs through our Operating Partnership. We consolidate our Operating Partnership and our six JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each. On January 1, 2025, we commenced consolidating one of our JVs which was previously unconsolidated and accounted for using the equity method. The JV owns two Class A office properties totaling 0.4 million square feet.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2025, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.76 billion (of which $3.55 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.84 billion (of which $1.78 billion related to debt).

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
•Acquired above- and below-market tenant leases are amortized/accreted on a straight-line basis over the life of the related lease and recorded as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue.
•Acquired above- and below-market ground leases, from which we earn ground rent income, are amortized/accreted on a straight-line basis over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue.
•Acquired above- and below-market ground leases, for which we incur ground rent expense, are accreted/ amortized over the life of the related lease and recorded either as an increase (for below-market leases) or a decrease (for above-market leases) to expense.

Real Estate Held for Sale

Properties are classified as held for sale on our consolidated balance sheets when they meet certain requirements, including the approval of the sale of the property, the marketing of the property for sale, and our expectation that the sale will likely occur within the next 12 months. Properties classified as held for sale are carried at the lower of their carrying value or fair value less costs to sell, and we also cease to depreciate the property. As of December 31, 2025 and 2024, we did not have any properties held for sale.

Dispositions

Recognition of gains or losses from sales of investments in real estate requires that we meet certain revenue recognition criteria and transfer control of the real estate to the buyer. The gain or loss recorded is measured as the difference between the sales price, less costs to sell, and the carrying value of the real estate when we sell it. We did not sell any properties during 2025, 2024 and 2023.

Cost Capitalization

Costs incurred during the period of construction of real estate are capitalized. Cost capitalization of development and redevelopment activities begins during the predevelopment period, which we define as the activities that are necessary to begin the development of the property.  We cease capitalization upon substantial completion of the project, but no later than one year from cessation of major construction activity.  We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended. Capitalized costs are included in Investment in real estate, gross, on our consolidated balance sheets. Demolition expenses and repairs and maintenance are recorded as expense when incurred. During 2025, 2024 and 2023, we capitalized $104.1 million, $43.2 million and $38.0 million of costs related to our developments, respectively, which included $11.2 million, $8.7 million and $1.5 million of capitalized interest, respectively.

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

Investment in Unconsolidated Fund
As of December 31, 2025, we did not have any unconsolidated entities. See Notes 3 and 6. As of December 31, 2024, we managed and owned an equity interest in one unconsolidated Fund. We accounted for our investment in the unconsolidated Fund using the equity method because we had significant influence but not control over the Fund. Under the equity method, we initially recorded our investment in our Fund at cost, which includes acquisition basis difference and additional basis for capital raising costs, and subsequently adjusted the investment balance for: (i) our share of the Fund's net income or losses, (ii) our share of the Fund's other comprehensive income or losses, (iii) our cash contributions to the Fund and (iv) our distributions received from the Fund.
Our investment in the unconsolidated Fund is included in Investment in unconsolidated Fund on the consolidated balance sheets. Our share of our Fund's accumulated other comprehensive income or losses is included in Accumulated other comprehensive income (loss) on our consolidated balance sheets. As of December 31, 2024, the total investment basis difference included in our investment balance in the unconsolidated Fund was $4.0 million. Our share of the net income or losses from the Fund is included in Income (loss) from unconsolidated Fund in our consolidated statements of operations.

We periodically assessed whether there had been any impairment that was other than temporary in our investment in the unconsolidated Fund. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value had occurred and the decline is other-than-temporary. Based upon such periodic assessments, we recorded an impairment charge of $36.2 million during 2023. The impairment charge we recorded during 2023 is included in Income (loss) from unconsolidated Fund on our consolidated statement of operations. We did not record any impairment charges during 2025 and 2024.

On January 1, 2025, we amended the Fund's operating agreement such that the Fund became a VIE, and as the primary beneficiary of the VIE we commenced consolidating the JV on January 1, 2025. The results of the consolidated JV are included in our operating results from January 1, 2025 and we no longer account for this investment using the equity method. See Notes 3 and 6.

Impairment of Long-Lived Assets
We periodically assess whether there has been any impairment in the carrying value of our properties and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. An impairment charge would be recorded if events or changes in circumstances indicate that a decline in the fair value below the carrying value has occurred and the carrying value is not recoverable. Recoverability of the carrying value of our properties is measured by a comparison of the carrying value to the undiscounted future cash flows expected to be generated by the property. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment loss is recorded equal to the difference between the property's carrying value and its fair value based on the estimated discounted future cash flows. Based upon such periodic assessments, no impairments occurred during 2025, 2024 or 2023.

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

Estimated tenant recoveries for real estate taxes, common area maintenance and other recoverable operating expenses, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized as revenue on a gross basis in the period that the recoverable expenses are incurred. Subsequent to year-end, in accordance with our policy, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed to the tenant and the actual expenses incurred. The amounts billed to tenants as a result of these reconciliations during 2025, 2024 and 2023 were not material. Tenant recoveries were $51.3 million, $50.1 million and $61.6 million in 2025, 2024 and 2023, respectively.

Tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the amount by which the cumulative straight-line rental revenue recorded to date exceeds the cumulative cash rents billed to date under the lease agreement.

Lease Terminations
Lease termination fees, which are included in Rental revenues and tenant recoveries on our consolidated statements of operations, are recognized on a straight line basis over the new remaining lease term when the related lease is canceled. We recognized lease termination revenue of $2.8 million, $2.6 million and $5.2 million during 2025, 2024 and 2023, respectively.

Tenant Improvements
Tenant improvements constructed, and owned by us, and reimbursed by tenants are recorded as our assets, and the related revenue, which is included in Rental revenues and tenant recoveries on our consolidated statements of operations, is recognized over the related lease term. We recognized revenue for reimbursement of tenant improvements of $7.5 million, $7.0 million and $5.8 million during 2025, 2024 and 2023, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Parking and Other Income

Office Parking Revenues

Our lease contracts generally make a specified number of parking spaces available to the tenant, and we bill and recognize parking revenues on a monthly basis in accordance with the lease agreements, generally using the monthly parking rates in effect at the time of billing. Office parking revenues were $100.4 million, $94.2 million and $92.2 million in 2025, 2024 and 2023, respectively, and are included in office Parking and other income on our consolidated statements of operations. Office parking receivables were $1.1 million and $1.2 million as of December 31, 2025 and 2024, respectively, and are included in Tenant receivables on our consolidated balance sheets.

Ground Lease Revenues

We own two parcels of land from which we receive rent under ground leases. We account for our ground lease revenues as operating leases in accordance with Topic 842. Ground lease revenues were $3.3 million, $3.4 million and $7.9 million in 2025, 2024 and 2023, respectively, and are included in office Parking and other income on our consolidated statements of operations.

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

We have elected to treat one of our subsidiaries as a TRS, which generally may engage in any business, including the provision of customary or non-customary services to our tenants. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. Our TRS did not have significant tax provision or deferred income tax items for 2025, 2024 or 2023. Our subsidiaries (other than our TRS), including our Operating Partnership, are partnerships, disregarded entities, QRSs or REITs, as applicable, for federal income tax purposes. Under applicable federal and state income tax rules, the allocated share of net income or loss from disregarded entities or flow-through entities is reportable in the income tax returns of the respective owners. Accordingly, no income tax provision is included in our consolidated financial statements for these entities.

New Accounting Pronouncements

Changes to US GAAP are implemented by the FASB in the form of ASUs. We consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not issued any other ASUs that we expect to be applicable and have a material impact on our consolidated financial statements.

ASUs Adopted

We did not adopt any new ASUs in 2025.

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

ASU 2025-09 "Hedge Accounting Improvements" (Topic 815 "Derivatives and Hedging")

In November 2025, the FASB issued ASU No. 2025-09, which provides guidance on improvements to hedge accounting. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within that fiscal year. The requirements in the ASU should be applied on a prospective basis. We do not expect the ASU to have a material impact on our financial statements.

ASU 2025-11 "Narrow-Scope Improvements" (Topic 270 "Interim Reporting")

In December 2025, the FASB issued ASU No. 2025-11, which provides guidance on improvements to interim reporting disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements in the ASU should be applied on a prospective or retrospective basis. We do not expect the ASU to have a material impact on our financial statements.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	December 31, 2025	December 31, 2024

Land	$1,199,291	$1,185,977
Buildings and improvements(1)(2)	10,343,113	10,190,502
Tenant improvements and lease intangibles	1,060,108	1,032,373
Property under development(1)(2)	195,535	86,400
Investment in real estate, gross	$12,798,047	$12,495,252
__________________________________________________________________________________
(1) Net balances transferred from Building and improvements to Property under development for development projects was $13.9 million during 2025.
(2) Property under development balances transferred to Building and improvements for real estate placed into service were $9.6 million and $13.3 million during 2025 and 2024, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Landmark Residences (Formerly Barrington Plaza)

During the second quarter of 2023, we removed The Landmark Residences (formerly Barrington Plaza) residential property in Los Angeles from the rental market. In connection with the removal of the property from the rental market, we accelerated and recorded additional depreciation expense of $82.1 million during 2023, which is included in Depreciation and amortization on our consolidated statements of operations.

4. Ground Lease

We pay rent under a ground lease located in Honolulu, Hawaii, which expires on December 31, 2086. The rent is fixed at $733 thousand per year until February 28, 2029, after which it will reset to the greater of the existing ground rent or the market rent at that time.

As of December 31, 2025, the ground lease right-of-use asset carrying value was $7.4 million, and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $733 thousand during 2025, 2024 and 2023.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of December 31, 2025:

Year ending December 31,	(In thousands)

2026	$733
2027	733
2028	733
2029	733
2030	733
Thereafter	41,047
Total future minimum ground lease payments	$44,712

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	December 31, 2025	December 31, 2024

Above-market tenant leases	$6,775	$4,338
Above-market tenant leases - accumulated amortization	(2,870)	(2,694)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(326)	(309)
Acquired lease intangible assets, net	$4,731	$2,487

Below-market tenant leases	$28,095	$34,704
Below-market tenant leases - accumulated accretion	(19,819)	(23,373)
Acquired lease intangible liabilities, net	$8,276	$11,331

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$4,844	$8,040	$10,978
Amortization of an above-market ground lease asset(2)	(17)	(17)	(17)
Total	$4,827	$8,023	$10,961
_______________________________________________________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

The table below presents the future net accretion related to our above- and below-market leases at December 31, 2025.

Year ending December 31,	Net increase (decrease) to revenues

(In thousands)
2026	$2,709
2027	1,392
2028	603
2029	60
2030	(25)
Thereafter	(1,194)
Total	$3,545

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

6. Investment in Unconsolidated Fund

Partnership X, a JV through which we and another investor own two Class A office properties totaling 0.4 million square feet, was consolidated on January 1, 2025. See Note 3. Before January 1, 2025, Partnership X was accounted for using the equity method. On December 31, 2023, we purchased an additional 20.2% equity interest in Partnership X, which increased our equity interest to 53.8%. On February 29, 2024, we purchased an additional 20.2% equity interest in Partnership X, which increased our equity interest to 74.0%.

Partnership X pays us fees and reimburses us for certain expenses related to property management and other services we provide. For the year ended December 31, 2025, the respective transactions are eliminated in consolidation. For the years ended December 31, 2024 and December 31, 2023, when we accounted for our investment in Partnership X using the equity method, those amounts are included in Other income on our consolidated statements of operations.

We also receive distributions based on invested capital and on any profits that exceed certain specified cash returns to the investors. For the year ended December 31, 2025, the respective transactions are eliminated in consolidation. The table below presents the cash distributions we received from Partnership X:

	Year Ended December 31,
(In thousands)	2024	2023

Operating distributions received	$1,224	$1,288
Capital distributions received	269	80
Total distributions received	$1,493	$1,368

Summarized Financial Information for Partnership X

The tables below present selected financial information for Partnership X before January 1, 2025 (when we accounted for our investment in Partnership X using the equity method). The amounts presented reflect 100% (not our pro-rata share) of the amounts related to the Fund, and are based upon historical book value:

(In thousands)	December 31, 2024

Total assets	$145,626
Total liabilities	$118,825
Total equity	$26,801

	Year Ended December 31,
(In thousands)	2024	2023

Total revenues	$18,016	$19,879
Operating income	$4,519	$6,224
Net income	$2,800	$4,190

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

7. Other Assets

(In thousands)	December 31, 2025	December 31, 2024

Prepaid expenses, note receivable and other(1)	$34,998	$124,430
Deposit with lender(2)	—	14,072
Furniture, fixtures and equipment, net	6,977	6,833
Indefinite-lived intangibles	1,988	1,988
Total other assets	$43,963	$147,323
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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

8. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of December 31, 2025	Principal Balance as of December 31, 2024	Variable Interest Rate(2)	Fixed Interest Rate(3)	Swap Maturity Date

		(In thousands)

Consolidated Wholly-Owned Subsidiaries
Fannie Mae loan(4)	N/A	$—	$102,400	N/A	N/A	N/A
Term loan(5)	N/A	—	200,000	N/A	N/A	N/A
Fannie Mae loan(6)	N/A	—	550,000	N/A	N/A	N/A
Fannie Mae loan(6)	N/A	—	255,000	N/A	N/A	N/A
Fannie Mae loan(6)	N/A	—	125,000	N/A	N/A	N/A
Term loan(7)	8/15/2026	415,000	415,000	SOFR + 1.20%	N/A	N/A
Term loan	9/19/2026	366,000	366,000	SOFR + 1.25%	N/A	N/A
Term loan	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Term loan	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan(4)	4/1/2030	127,200	—	N/A	4.99%	N/A
Fannie Mae loans(6)	9/1/2030	941,477	—	N/A	4.80%	N/A
Construction loan(8)	12/10/2030	49,506	—	SOFR + 2.45%	N/A	N/A
Term loan(9)	3/3/2032	336,639	335,000	N/A	4.57%	N/A
Term loan(5)	7/29/2032	200,000	—	SOFR + 2.00%	5.60%	8/1/2030
Fannie Mae loan(10)	8/1/2033	350,000	350,000	SOFR + 1.37%	3.65%	6/1/2027
Term loan(11)	6/1/2038	25,795	26,739	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,811,617	3,725,139

Consolidated JVs
Term loan(12)	5/15/2027	380,000	450,000	SOFR + 1.45%	N/A	N/A
Term loan(13)	8/19/2028	565,000	625,000	SOFR + 1.45%	4.79%	12/5/2027
Term loan(14)	9/14/2028	115,000	—	SOFR + 1.46%	2.19%	10/1/2026
Term loan(15)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(16)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Term loan(17)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Total Consolidated Debt(18)		5,593,367	5,521,889
Unamortized loan premium/discount, net(19)		1,085	2,754
Unamortized deferred loan costs, net(20)		(45,582)	(26,621)
Total Consolidated Debt, net		$5,548,870	$5,498,022
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
(2)All of our floating rate debt agreements include a zero-percent SOFR floor. If the loan is swap-fixed then the related swaps do not include such a floor.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

(3)Effective rate as of December 31, 2025. Includes the effect of interest rate swaps (if applicable) and excludes the effect of points and prepaid loan fees, and loan premiums/discounts. See Note 10 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(4)During March 2025, we closed a $127.2 million term loan and used part of the proceeds to pay off a $102.4 million term loan. We paid upfront points totaling 125 basis points when we closed the loan.
(5)During July 2025, we refinanced a $200.0 million term loan.
(6)During August 2025, we closed eight loans with an aggregate principal amount of $941.5 million. These loans are aggregated in the table for reporting purposes due to their identical terms. We used part of the proceeds from the new loans to pay off three loans with an aggregate principal amount of $930.0 million. We paid upfront points totaling 125 basis points when we closed the loan.
(7)The interest rate swaps related to this loan expired on August 1, 2025.
(8)In December 2025, we closed a construction loan for up to $375.0 million for The Landmark Residences (formerly Barrington Plaza). The loan has a floating interest rate. We entered into accreting swaps starting January 2, 2026 that mature January 1, 2030 to effectively fix the interest rate on 75% of the increasing estimated balance outstanding under this loan at 5.80%. We made certain guarantees related to the loan, including the completion of the development project.
(9)We modified and extended the loan for seven years, effective March 3, 2025. The loan consists of a $200.0 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135.0 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. See Note 9 regarding the accrued interest on the loan. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%. The loan includes a revolving credit facility of $12.5 million, which accrues interest at 5.5%. As of December 31, 2025, the outstanding balance on the revolving credit facility was $1.6 million.
(10)The loan has a lender-required out-of-the-money interest rate cap at an interest rate of 7.84% until August 2026. $380.0 million of swaps were previously associated with other debt that we paid off in August 2025. They continue to hedge our remaining floating rate debt. For purposes of this table we have applied $350.0 million to this loan and the remaining $30.0 million has been applied to our pool of floating rate debt.
(11)The loan requires monthly payments of principal and interest. The principal amortization is based upon a 30-year amortization schedule.
(12)In May 2025, the JV made a $70.0 million loan principal payment to extend the loan for up to two years. The related interest rate swaps expired in April 2025, and in May 2025, the JV purchased an interest rate cap which capped the interest rate at 7.45% until May 2026.
(13)The interest rate swaps related to this loan expired on June 1, 2025. In November 2025, the JV made a $60.0 million loan principal payment and entered into a new interest rate swap agreement.
(14)The loan for a fund that we commenced consolidating on January 1, 2025. See Note 3.
(15)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(16)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 17.
(17) The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining loan term.
(18)See Note 14 for our debt fair value disclosures.
(19)Balances are net of accumulated amortization/accretion of $1.1 million and $1.4 million at December 31, 2025 and December 31, 2024, respectively.
(20)Balances are net of accumulated amortization of $55.8 million and $56.9 million at December 31, 2025 and December 31, 2024, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

The table below summarizes our consolidated fixed and floating rate debt. The statistics include the impact of $30.0 million of swaps and $472.0 million of caps that are not assigned to loans in the debt table at the beginning of this footnote.

(In thousands)	Principal Balance as of December 31, 2025	Principal Balance as of December 31, 2024

Aggregate swap-fixed rate loans	$2,520,000	$3,130,000
Aggregate fixed rate loans	1,492,861	88,489
Aggregate capped rate loans	1,202,000	822,000
Aggregate floating rate loans	378,506	1,481,400
Total Debt	$5,593,367	$5,521,889

The table below summarizes certain consolidated debt statistics as of December 31, 2025. The statistics include the impact of $30.0 million of swaps (maturing June 1, 2027) that are not assigned to loans in the debt table at the beginning of this footnote.

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in thousands)	$4,012,861
Weighted average remaining life (including extension options)	4.3 years
Weighted average remaining fixed interest period	2.9 years
Weighted average annual interest rate	4.39%

Future Principal Payments
At December 31, 2025, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Year ending December 31:	Including Maturity Extension Options(1)

(In thousands)

2026	$1,181,987
2027	381,033
2028	1,306,081
2029	636,131
2030	1,181,117
Thereafter	907,018
Total future principal payments	$5,593,367
____________________________________________
(1) Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Loan premium/discount (amortized)/accreted and written off, net	$336	$(333)	$(460)
Deferred loan costs amortized and written off	11,896	9,335	8,858
Loan costs expensed	1,922	168	210
Total	$14,154	$9,170	$8,608

9. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	December 31, 2025	December 31, 2024

Interest payable(1)	$32,416	$19,584
Accounts payable and accrued liabilities	56,708	60,131
Deferred revenue	50,835	51,296
Total interest payable, accounts payable and deferred revenue	$139,959	$131,011
________________________________________________
(1)     At December 31, 2025, includes accrued interest of $11.5 million for a term loan that matures in March 2032. The accrued interest is due at maturity and is not subject to compounding. See Note 8 for more information regarding our debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

10. Derivative Contracts

Derivative Summary

The table below summarizes our derivative contracts as of December 31, 2025:

	Number of Interest Rate Swaps	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	21	$2,520,000

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(1)(2)(3)	6	$1,202,000
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

The fair value of our interest rate swap and cap contract assets, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2025	December 31, 2024

Consolidated derivatives(1)	$25,187	$85,420
Unconsolidated Fund's derivatives(2)	$—	$6,839
___________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We consolidated Partnership X commencing on January 1, 2025. See Note 3. The amount in the comparable period reflect 100%, not our pro-rata share, of Partnership X's derivatives. For more information about Partnership X, including our equity interest percentage, see Note 6.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of December 31, 2025, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities.
The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	December 31, 2025	December 31, 2024

Consolidated derivatives(1)(2)	$6,338	$—
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.
(2)We did not have any consolidated swaps in a liability position as of December 31, 2024.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
(Loss) gains recorded in AOCI before reclassifications(1)	$(7,650)	$47,896	$45,364
Gains reclassified from AOCI to Interest expense(1)	$(56,321)	$(140,615)	$(144,318)
Interest expense presented on the consolidated statements of operations	$(266,675)	$(229,442)	$(209,468)
Unconsolidated Fund's derivatives (our share)(2)(3):
Gains recorded in AOCI before reclassifications(1)	$—	$5,417	$585
Gains reclassified from AOCI to Income (loss) from unconsolidated Fund(1)	$—	$(3,663)	$(1,662)
Income (loss) from unconsolidated Fund presented on the consolidated statements of operations	$—	$2,593	$(34,643)
Gain reclassified from AOCI to Gain from consolidation of JV(3)	$(4,762)	$—	$—
Gain from consolidation of JV presented on the consolidated statements of operations(3)	$47,212	$—	$—
Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives:
Loss recorded as interest expense	$3	$—	$—
__________________________________________________
(1)See Note 11 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the year ended December 31, 2025. For the comparable period, we calculate our share by multiplying the total amount for the Fund by our equity interest in the Fund. For more information about the Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. See Note 3. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded.

Future Reclassifications from AOCI

At December 31, 2025, we estimate that $15.3 million of gains in AOCI related to derivatives designated as cash flow hedges will be reclassified to interest expense during the next year.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

11. Equity

Transactions

During 2025:
•We acquired 27 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 24 thousand OP Units for $351 thousand in cash.
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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of December 31, 2025, noncontrolling interests in our Operating Partnership owned 38.2 million OP Units and fully-vested LTIP Units, which represented approximately 18.6% of our Operating Partnership's total outstanding interests, and we owned 167.5 million OP Units (to match our 167.5 million shares of outstanding common stock), which represented approximately 81.4% of our Operating Partnership's total outstanding interests.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net income (loss) attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Net income (loss) attributable to common stockholders	$16,267	$23,517	$(42,706)

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	379	3,503	7,741
Repurchases of OP Units from noncontrolling interests	(10)	(4)	1,054
Net transfers from noncontrolling interests	369	3,499	8,795

Change from net income (loss) attributable to common stockholders and transfers from noncontrolling interests	$16,636	$27,016	$(33,911)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Accumulated Other Comprehensive Income - Beginning balance	$54,917	$115,917	$187,063
Consolidated derivatives:
Other comprehensive (loss) income before reclassifications	(7,650)	47,896	45,364
Reclassification of gains from AOCI to Interest Expense	(56,321)	(140,615)	(144,318)
Unconsolidated Fund's derivatives (our share)(2)(3):
Other comprehensive income before reclassifications	—	5,417	585
Reclassification of gains from AOCI to Income from unconsolidated Fund	—	(3,663)	(1,662)
Consolidation of unconsolidated Fund(3)	(4,762)	—	—
Net current period OCI	(68,733)	(90,965)	(100,031)
OCI attributable to noncontrolling interests	25,268	29,965	28,885
OCI attributable to common stockholders	(43,465)	(61,000)	(71,146)

Accumulated Other Comprehensive Income - Ending balance	$11,452	$54,917	$115,917
__________________________________________________
(1)See Note 10 for the details of our derivatives and Note 14 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the year ended December 31, 2025. For the comparable periods, we calculate our share by multiplying the total amount for our Fund by our equity interest in the Fund. For more information about our Fund, including our equity interest percentage, see Note 6.
(3)We consolidated Partnership X commencing on January 1, 2025. See Note 3. Our share of Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Dividends (unaudited)

Our common stock dividends paid during 2025 are classified for federal income tax purposes as follows:

Record Date	Paid Date	Dividend Per Share	Ordinary Income %	Capital Gain %	Return of Capital %	Section 199A Dividend %

12/31/2024	1/15/2025	$0.19	—%	—%	100.0%	—%
3/31/2025	4/15/2025	0.19	—%	—%	100.0%	—%
6/30/2025	7/15/2025	0.19	—%	—%	100.0%	—%
9/30/2025	10/15/2025	0.19	—%	—%	100.0%	—%
Total / Weighted Average		$0.76	—%	—%	100.0%	—%

12. EPS

The table below presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
Numerator (In thousands):
Net income (loss) attributable to common stockholders	$16,267	$23,517	$(42,706)
Allocation to participating securities: Unvested LTIP Units	(1,468)	(1,377)	(1,191)
Net income (loss) attributable to common stockholders - basic and diluted	$14,799	$22,140	$(43,897)

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,449	167,389	169,597

Net income (loss) per common share - basic and diluted	$0.09	$0.13	$(0.26)
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

	Year Ended December 31,
(In thousands)	2025	2024	2023

OP Units	32,832	31,452	30,931
Vested LTIP Units	2,702	2,237	1,585

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

13. Stock-Based Compensation

Stock Incentive Plan

Plan description

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended, our stock incentive plan (our "2016 Plan"), permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights and other stock-based awards. On May 24, 2023, our stockholders approved an amendment to the 2016 Plan to, among other things, increase the number of common shares for future awards by 19.0 million. We had an aggregate of 6.2 million shares available for grant as of December 31, 2025. Awards such as LTIP Units, deferred stock and restricted stock, which deliver the full value of the underlying shares, are counted against the Plan limits as two shares. Awards such as stock options and stock appreciation rights are counted as one share. The number of shares reserved under our 2016 Plan is also subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares of stock underlying any awards that are forfeited, canceled or otherwise terminated (other than by exercise) are added back to the shares of stock available for future issuance under the 2016 Plan. For options exercised, our policy is to issue common stock on a net settlement basis - net of the exercise price and related taxes.

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

Employee Awards

We grant stock-based compensation in the form of LTIP Units as a part of our annual incentive compensation to various employees each year, a portion which vests at the date of grant, and the remainder which vests in three equal annual installments over the three calendar years following the grant date. Compensation expense for LTIP Units which are not vested at the grant date is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We have also made long-term grants in the form of LTIP Units to certain employees, which generally vest in equal annual installments over four to five calendar years following the grant date, and some of these grants include a portion which vests at the date of grant. In aggregate, we granted 3.2 million, 1.9 million, and 2.2 million LTIP Units to employees during 2025, 2024 and 2023, respectively.

Non-Employee Director Awards

As annual fees for their services, each of our non-employee directors receives a grant of LTIP Units that vests on a quarterly basis during the year the services are rendered, which is the calendar year following the grant date. In aggregate, we granted 127 thousand, 94 thousand, and 146 thousand LTIP Units to our non-employee directors during 2025, 2024 and 2023, respectively.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

Compensation Expense

See Note 2 regarding our accounting policy for stock based compensation. At December 31, 2025, the total unrecognized stock-based compensation expense for unvested LTIP Unit awards was $19.5 million, which will be recognized over a weighted-average term of 2 years. The table below presents our stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2025	2024	2023

Stock-based compensation expense, net	$21,208	$21,038	$19,834
Capitalized stock-based compensation	$6,022	$6,139	$6,016

Stock-Based Award Activity

The table below presents our unvested LTIP Units activity:

Unvested LTIP Units:	Number of Units (Thousands)	Weighted Average Grant Date Fair Value	Grant Date Fair Value (Thousands)

Outstanding at December 31, 2022	1,600	$15.73
Granted	2,384	$10.89	$25,959
Vested	(1,970)	$12.97	$25,555
Forfeited	(17)	$18.70	$327
Outstanding at December 31, 2023	1,997	$12.64
Granted	1,945	$14.38	$27,970
Vested	(1,948)	$13.85	$26,991
Forfeited	(49)	$14.65	$714
Outstanding at December 31, 2024	1,945	$13.12
Granted	3,291	$8.54	$28,096
Vested	(2,721)	$9.94	$27,051
Forfeited	(27)	$15.39	$423
Outstanding at December 31, 2025	2,488	$10.50

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

As of December 31, 2025, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	December 31, 2025	December 31, 2024

Fair value	$5,566,229	$5,429,586
Carrying value	$5,594,452	$5,524,643

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

(In thousands)	December 31, 2025	December 31, 2024

Fair value	$4,301	$3,764
Carrying value	$10,808	$10,822

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	December 31, 2025	December 31, 2024
Derivative Assets:
Fair value - consolidated derivatives(1)	$22,310	$77,620
Fair value - unconsolidated Fund's derivatives(2)	$—	$6,459

Derivatives Liabilities:
Fair value - consolidated derivatives	$6,437	$—
___________________________________________________________________________________
(1)    Consolidated derivatives, which reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts on our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable on our consolidated balance sheets.
(2)    We consolidated Partnership X commencing on January 1, 2025. See Note 3. For the comparable period, the unconsolidated Fund's derivatives, reflect 100%, not our pro-rata share, of our unconsolidated Fund's derivatives. Our pro-rata share of the amounts related to the unconsolidated Fund's derivatives is included in our Investment in unconsolidated Fund on our consolidated balance sheets. See Note 6 for more information about Partnership X, including our equity interest percentage.

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

(In thousands)	Year Ended December 31,
	2025	2024	2023
Office Segment
Total office revenues	$805,516	$796,404	$829,945
Office expenses	(301,276)	(285,352)	(294,310)
Office segment profit	$504,240	$511,052	$535,635

Multifamily Segment
Total multifamily revenues	$198,466	$190,074	$190,543
Multifamily expenses	(66,661)	(64,906)	(67,323)
Multifamily segment profit	$131,805	$125,168	$123,220

Total profit from all segments	$636,045	$636,220	$658,855
The table below presents a reconciliation of the net income (loss) attributable to common stockholders to the total profit from all segments:

(In thousands)	Year Ended December 31,
	2025	2024	2023

Net income (loss) attributable to common stockholders	$16,267	$23,517	$(42,706)
Net loss attributable to noncontrolling interests	(27,697)	(15,929)	(33,134)
Net (loss) income	(11,430)	7,588	(75,840)
General and administrative expenses	46,664	45,356	49,236
Depreciation and amortization	398,932	384,048	459,949
Other income	(18,021)	(28,019)	(19,633)
Other expenses	437	398	1,032
(Income) loss from unconsolidated Fund	—	(2,593)	34,643
Interest expense	266,675	229,442	209,468
Gain from consolidation of JV	(47,212)	—	—
Total profit from all segments	$636,045	$636,220	$658,855

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

16. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at December 31, 2025:

Year ending December 31:	(In thousands)

2026	$590,286
2027	517,013
2028	428,593
2029	338,999
2030	284,261
Thereafter	1,014,549
Total future minimum base rentals(1)	$3,173,701
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by: (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants, and (iii) obtaining security deposits or letters of credit from our tenants. During 2025, 2024 and 2023, no tenant accounted for more than 10% of our total revenues.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (continued)

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of December 31, 2025, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of December 31, 2025, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of December 31, 2025, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $277.2 million.

Loan Guarantees

During 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures on April 26, 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of December 31, 2025, we estimate the risk of loss for this guarantee to be low. See Note 8 for more information regarding our debt.

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2025
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties
100 Wilshire	$252,034	$12,769	$78,447	$161,587	$27,111	$225,692	$252,803	$105,982	1968/2002/2019	1999
150 S Rodeo	32,555	2,344	52,121	3,220	2,343	55,342	57,685	1,961	1991/2012	2011
233 Wilshire	50,331	9,263	130,426	3,857	9,263	134,283	143,546	34,162	1975/2008-2009	2016
401 Wilshire	—	9,989	29,187	131,504	21,787	148,893	170,680	70,005	1981/2000/2020	1996
429 Santa Monica	25,662	4,949	72,534	3,813	4,949	76,347	81,296	19,669	1982/2016	2017
1132 Bishop Place	—	8,317	105,651	(57,107)	8,833	48,028	56,861	26,853	1992	2004
1299 Ocean	113,135	22,748	265,198	27,616	22,748	292,814	315,562	72,474	1980/2006/2020	2017
1901 Avenue of the Stars	193,502	18,514	131,752	123,944	26,163	248,047	274,210	119,403	1968/2001	2001
2001 Wilshire	31,592	5,711	81,622	7,794	5,711	89,416	95,127	15,822	1980/2013	2008
8383 Wilshire	148,043	18,004	328,118	9,425	18,005	337,542	355,547	63,468	1971/2009	2008
8484 Wilshire	—	8,846	77,780	21,548	8,846	99,328	108,174	34,936	1972/2013	2013
9100 Wilshire	120,134	13,455	258,329	12,878	13,455	271,207	284,662	51,168	1971/2016	2008
9401 Wilshire	25,795	6,740	152,310	21,148	6,740	173,458	180,198	41,089	1971/2020	2017
9601 Wilshire	—	16,597	54,774	128,797	17,658	182,510	200,168	84,862	1962/2004	2001
9665 Wilshire	81,126	5,568	177,072	20,679	5,568	197,751	203,319	45,959	1971/2020	2017
10880 Wilshire	187,772	29,995	437,514	54,144	29,988	491,665	521,653	129,683	1970/2009/2020	2016
10900 Wilshire	61,750	9,029	84,900	(175)	9,029	84,725	93,754	3,018	1981/2016	2025
10960 Wilshire	189,456	45,844	429,769	19,304	45,852	449,065	494,917	124,928	1971/2006	2016
11777 San Vicente	44,412	5,032	15,768	31,144	6,714	45,230	51,944	21,197	1974/1998	1999
12100 Wilshire	54,746	20,164	208,755	9,602	20,164	218,357	238,521	58,535	1985	2016
12400 Wilshire	—	5,013	34,283	77,087	8,828	107,555	116,383	52,284	1985	1996
15250 Ventura	18,889	2,130	48,908	3,744	2,130	52,652	54,782	10,319	1970/2012	2008
16000 Ventura	32,064	1,936	89,531	4,003	1,936	93,534	95,470	18,155	1980/2011	2008
16501 Ventura	42,944	6,759	53,112	14,914	6,759	68,026	74,785	24,298	1986/2012	2013
Beverly Hills Medical Center	46,180	4,955	27,766	31,892	6,435	58,178	64,613	29,570	1964/2004	2004
Bishop Square	172,291	16,273	213,793	68,673	16,273	282,466	298,739	111,415	1972/1983	2010
Brentwood Court	—	2,564	8,872	992	2,563	9,865	12,428	5,228	1984	2006
Brentwood Executive Plaza	—	3,255	9,654	36,133	5,921	43,121	49,042	21,521	1983/1996	1995
Brentwood Medical Plaza	—	5,934	27,836	3,105	5,933	30,942	36,875	15,488	1975	2006
Brentwood San Vicente Medical	—	5,557	16,457	3,458	5,557	19,915	25,472	9,486	1957/1985	2006
Brentwood/Saltair	—	4,468	11,615	11,786	4,775	23,094	27,869	11,368	1986	2000
Bundy/Olympic	—	4,201	11,860	30,300	6,030	40,331	46,361	19,608	1991/1998	1994
Camden Medical Arts	38,682	3,102	12,221	30,569	5,298	40,594	45,892	20,045	1972/1992	1995
Carthay Campus	—	6,595	70,454	10,295	6,594	80,750	87,344	26,071	1965/2008	2014
Century Park Plaza	173,000	10,275	70,761	145,040	16,153	209,923	226,076	96,195	1972/1987/2020	1999
Century Park West	—	3,717	29,099	3,892	3,667	33,041	36,708	14,710	1971	2007
Columbus Center	—	2,096	10,396	11,189	2,333	21,348	23,681	10,778	1987	2001
Coral Plaza	—	4,028	15,019	19,652	5,366	33,333	38,699	16,486	1981	1998
Cornerstone Plaza	—	8,245	80,633	7,973	8,263	88,588	96,851	41,762	1986	2007
Encino Gateway	—	8,475	48,525	57,670	15,653	99,017	114,670	47,941	1974/1998	2000
Encino Plaza	—	5,293	23,125	48,938	6,165	71,191	77,356	36,077	1971/1992	2000
Encino Terrace	96,592	12,535	59,554	101,134	15,533	157,690	173,223	79,340	1986	1999

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2025
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Office Properties (continued)
Executive Tower	—	6,660	32,045	58,240	9,471	87,474	96,945	44,376	1989	1995
First Financial Plaza	54,077	12,092	81,104	7,147	12,092	88,251	100,343	28,584	1986	2015
Gateway Los Angeles	—	2,376	15,302	63,355	5,119	75,914	81,033	32,564	1987/2022	1994
Harbor Court	27,709	51	41,001	55,486	12,060	84,478	96,538	38,948	1994	2004
Landmark II	—	6,086	109,259	73,459	13,070	175,734	188,804	82,022	1989	1997
Lincoln/Wilshire	—	3,833	12,484	26,583	7,475	35,425	42,900	15,549	1996	2000
MB Plaza	—	4,533	22,024	33,745	7,503	52,799	60,302	27,006	1971/1996	1998
Olympic Center	52,000	5,473	22,850	34,872	8,247	54,948	63,195	27,649	1985/1996	1997
One Westwood	—	10,350	29,784	64,416	9,194	95,356	104,550	47,355	1987/2004	1999
Palisades Promenade	60,318	5,253	15,547	52,987	9,664	64,123	73,787	32,915	1990	1995
Saltair/San Vicente	21,533	5,075	6,946	17,741	7,557	22,205	29,762	11,478	1964/1992	1997
San Vicente Plaza	—	7,055	12,035	796	7,055	12,831	19,886	6,692	1985	2006
Santa Monica Square	44,377	5,366	18,025	21,711	6,863	38,239	45,102	19,631	1983/2004	2001
Second Street Plaza	—	4,377	15,277	35,186	7,421	47,419	54,840	23,877	1991	1997
Sherman Oaks Galleria	300,000	33,213	17,820	425,879	48,328	428,584	476,912	213,428	1981/2002	1997
Studio Plaza(5)	—	9,347	73,358	119,525	15,015	187,215	202,230	83,386	1988/2004	1995
The Tower	60,626	9,643	160,602	8,164	9,643	168,766	178,409	45,526	1988/1998	2016
The Trillium(6)	—	20,688	143,263	96,918	21,989	238,880	260,869	112,979	1988/2021	2005
Valley Executive Tower	104,000	8,446	67,672	113,019	11,737	177,400	189,137	89,982	1984	1998
Valley Office Plaza	—	5,731	24,329	49,868	8,957	70,971	79,928	37,540	1966/2002	1998
Verona	—	2,574	7,111	15,813	5,111	20,387	25,498	10,237	1991	1997
Village on Canon	56,497	5,933	11,389	51,843	13,303	55,862	69,165	27,562	1989/1995	1994
Warner Center Towers	336,639	43,110	292,147	414,274	59,418	690,113	749,531	345,791	1982-1993/2004	2002
Warner Corporate Center	29,278	11,035	65,799	4,994	11,035	70,793	81,828	13,759	1988/2015	2008
Westside Towers	129,852	8,506	79,532	80,859	14,568	154,329	168,897	77,539	1985	1998
Westwood Center	127,146	9,512	259,341	23,220	9,513	282,560	292,073	77,456	1965/2000	2016
Westwood Place	71,000	8,542	44,419	70,268	11,448	111,781	123,229	48,773	1987/2023	1999
Wilshire Bundy Plaza	82,445	1,942	113,696	(438)	1,942	113,258	115,200	4,151	1984/1998	2010

Multifamily Properties
555 Barrington	69,022	6,461	27,639	46,071	14,903	65,268	80,171	31,352	1989	1999
1221 Ocean Avenue	175,000	22,086	328,545	6,194	22,085	334,740	356,825	36,948	1971/2000	2022
Barrington/Kiowa	16,358	5,720	10,052	1,559	5,720	11,611	17,331	5,914	1974	2006
Barry	11,261	6,426	8,179	1,066	6,426	9,245	15,671	4,802	1973	2006
Kiowa	5,781	2,605	3,263	1,064	2,605	4,327	6,932	2,137	1972	2006
Moanalua Hillside Apartments	328,264	24,791	157,353	130,749	35,365	277,528	312,893	92,468	1968/2004/2019	2005
The Residences at Bishop Place	110,000	—	—	189,954	—	189,954	189,954	29,703	2020-2022	2004
Pacific Plaza	96,460	10,091	16,159	82,351	27,816	80,785	108,601	37,417	1963/1998	1999
The Glendon	160,000	32,773	335,925	1,558	32,773	337,483	370,256	57,508	2008	2019
The Landmark Los Angeles	240,000	—	—	331,139	13,070	318,069	331,139	30,798	2018-2022	N/A
The Landmark Residences(7)	49,506	28,568	81,485	6,244	58,208	58,089	116,297	48,183	1963/1998	1998
The Shores	270,855	20,809	74,191	219,637	60,555	254,082	314,637	118,106	1965-67/2002	1999

Douglas Emmett, Inc.
Schedule III - Consolidated Real Estate and Accumulated Depreciation and Amortization
As of December 31, 2025
(In thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount
Property Name	Encumb-rances	Land	Building & Improve-ments(1)	Improve-ments(1)(2)	Land	Building & Improve-ments(1)(2)	Total(3)	Accumulated Depreciation & Amortization(2) (4)	Year Built / Renovated	Year Acquired
Multifamily Properties (continued)
Villas at Royal Kunia	143,476	42,887	71,376	18,602	35,163	97,702	132,865	53,062	1990/1995	2006
Waena Apartments	127,200	26,864	119,273	2,138	26,864	121,411	148,275	35,247	1970/2009-2014	2014

Ground Lease
Owensmouth/Warner(6)	—	23,848	—	1,978	23,848	1,978	25,826	977	N/A	2006
Total Operating Properties	$5,593,367	$912,015	$7,173,102	$4,517,395	$1,199,291	$11,403,221	$12,602,512	$4,054,696

Property Under Development
Development Projects	—	—	—	195,535	—	195,535	195,535	—	N/A	N/A

Total	$5,593,367	$912,015	$7,173,102	$4,712,930	$1,199,291	$11,598,756	$12,798,047	$4,054,696
_____________________________________________________
(1)Includes tenant improvements and lease intangibles.
(2)Net of: (i) fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles removed from our books and (ii) balances transferred to Property Under Development.
(3)At December 31, 2025, the aggregate federal income tax cost basis for consolidated real estate was $9.23 billion (unaudited).
(4)See our depreciation and amortization policy in Note 2 to our consolidated financial statements.
(5)During 2024, following the move-out of a long-term single tenant, we converted the property into a multi-tenant building. The construction of new tenant suites is ongoing. Development balances related to the conversion project are included in "Development Projects" in "Property Under Development" in Schedule III above.
(6)The property includes a parcel of land from which we receive rent under a ground lease.
(7)During 2023, we removed The Landmark Residences (formerly Barrington Plaza) residential property from the rental market. A reconstruction of the property is currently underway. Development balances related to the reconstruction project are included in "Development Projects" in "Property Under Development" in Schedule III above.

The table below presents a reconciliation of our investment in real estate:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Investment in real estate, gross

Beginning balance	$12,495,252	$12,405,814	$12,292,973
Property acquisitions	93,929	—	—
Consolidation of JV	170,103	—	—
Improvements and developments	292,223	203,596	214,955
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	(253,460)	(114,158)	(102,114)
Ending balance	$12,798,047	$12,495,252	$12,405,814

Accumulated depreciation and amortization

Beginning balance	$(3,916,625)	$(3,652,630)	$(3,299,365)
Depreciation and amortization	(398,932)	(384,048)	(459,949)
Other accumulated depreciation and amortization	7,401	5,895	4,570
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	253,460	114,158	102,114
Ending balance	$(4,054,696)	$(3,916,625)	$(3,652,630)

Investment in real estate, net	$8,743,351	$8,578,627	$8,753,184