Form 10-Q
period 2026-03-31
Douglas Emmett Inc
filed 2026-05-08
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	May 1, 2026
Common Stock, $0.01 par value per share	167,485,267	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive (Loss) Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive (Loss) Income
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments in Los Angeles which we removed from the residential rental market following a fire in January 2020, (ii) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (iii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are planning to develop into 323 apartments.

Funds From Operations (FFO)	We calculate FFO in accordance with the standards established by NAREIT by excluding gains (or losses) on sales of investments in real estate, gains (or losses) from changes in control of investments in real estate, real estate depreciation and amortization (other than amortization of right-of-use assets for which we are the lessee and amortization of deferred loan costs), and impairment write-downs of real estate. FFO is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Report for a discussion of FFO.
In-Service Portfolio	Represents our Total Portfolio excluding properties in our Development Portfolio.
Leased Rate	Commencing in the fourth quarter of 2024, the Leased Rate reflects the percentage leased for our In-Service Portfolio as of the reporting date. Prior to the fourth quarter of 2024 the Leased Rate reflected the percentage leased for our Total Portfolio as of the reporting date. Management space is considered leased. Space taken out of service during a repositioning or which is vacant as a result of a fire or other damage is excluded from both the numerator and denominator for calculating the Leased Rate. For newly developed buildings going through lease up, units are included in both the numerator and denominator as they are leased. We report Leased Rate because it is a widely reported measure of the performance of equity REITs, and is also used by some investors as a means to determine tenant demand and to compare our performance with other REITs. We use Leased Rate to manage and monitor the performance of our office and multifamily portfolios.
Net Operating Income (NOI)	We calculate NOI as revenue less operating expenses attributable to the properties that we own and operate. NOI is calculated by excluding the following from our net (loss) income: general and administrative expenses, depreciation and amortization expense, other income, other expenses, interest expense, gains (or losses) on sales of investments in real estate, gain from consolidation of a JV, and net (loss) income attributable to noncontrolling interests. NOI is a non-GAAP supplemental financial measure that we report because we believe it is useful to our investors. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report for a discussion of our Same Property NOI.
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
Same Properties
Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties that during the comparable periods were: (i) acquired, (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements, (iii) that underwent a major repositioning project or were impacted by development activity, or suffered significant casualty loss that we believed significantly affected the properties' operating results. We also exclude rent received from ground leases. Our same properties for 2026 include all of our In-Service Portfolio properties.

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
For further discussion of these and other risk factors see Item 1A. "Risk Factors” in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Item 1A. "Risk Factors" in this Report. This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	March 31, 2026	December 31, 2025

Assets
Investment in real estate, gross	$12,860,035	$12,798,047
Less: accumulated depreciation and amortization	(4,129,280)	(4,054,696)
Investment in real estate, net	8,730,755	8,743,351
Ground lease right-of-use asset	7,425	7,428
Cash and cash equivalents	357,248	340,789
Tenant receivables	4,375	1,990
Deferred rent receivables	126,537	123,619
Acquired lease intangible assets, net	4,447	4,731
Interest rate contract assets	21,863	22,310
Other assets	51,814	43,963
Total Assets	$9,304,464	$9,288,181

Liabilities
Secured notes payable, net	$5,567,296	$5,548,870
Ground lease liability	10,803	10,808
Interest payable, accounts payable and deferred revenue	185,755	139,959
Security deposits	68,674	67,069
Acquired lease intangible liabilities, net	6,918	8,276
Interest rate contract liabilities	2,042	6,437
Dividends payable	31,836	31,831
Total Liabilities	5,873,324	5,813,250

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,485,267 and 167,462,215 outstanding at March 31, 2026 and December 31, 2025, respectively	1,675	1,675
Additional paid-in capital	3,397,131	3,396,820
Accumulated other comprehensive income	12,344	11,452
Accumulated deficit	(1,539,710)	(1,505,390)
Total Douglas Emmett, Inc. stockholders' equity	1,871,440	1,904,557
Noncontrolling interests	1,559,700	1,570,374
Total Equity	3,431,140	3,474,931
Total Liabilities and Equity	$9,304,464	$9,288,181

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Revenues
Office rental
Rental revenues and tenant recoveries	$169,052	$172,514
Parking and other income	31,468	29,583
Total office revenues	200,520	202,097

Multifamily rental
Rental revenues	46,006	45,196
Parking and other income	4,433	4,242
Total multifamily revenues	50,439	49,438

Total revenues	250,959	251,535

Operating Expenses
Office expenses	74,476	73,053
Multifamily expenses	16,559	16,555
General and administrative expenses	13,576	11,460
Depreciation and amortization	97,407	97,840
Total operating expenses	202,018	198,908

Other income	2,991	4,923
Other expenses	—	(105)
Interest expense	(64,541)	(60,078)
Gain from consolidation of JV	—	47,212
Net (loss) income	(12,609)	44,579
Net loss (income) attributable to noncontrolling interests	10,111	(4,779)
Net (loss) income attributable to common stockholders	$(2,498)	$39,800

Net (loss) income per common share – basic and diluted	$(0.02)	$0.24

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025

Net (loss) income	$(12,609)	$44,579
Other comprehensive income (loss): cash flow hedges	5,001	(33,590)
Comprehensive (loss) income	(7,608)	10,989
Comprehensive loss attributable to noncontrolling interests	6,002	8,404
Comprehensive (loss) income attributable to common stockholders	$(1,606)	$19,393

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2026	2025

Shares of Common Stock	Beginning balance	167,462	167,435
	Exchange of OP Units for common stock	23	11
	Ending balance	167,485	167,446

Common Stock	Beginning balance	$1,675	$1,674
	Ending balance	$1,675	$1,674

Additional Paid-in Capital	Beginning balance	$3,396,820	$3,396,452
	Exchange of OP Units for common stock	302	159
	Repurchases of OP Units with cash	9	(9)
	Ending balance	$3,397,131	$3,396,602

Accumulated Other Comprehensive Income	Beginning balance	$11,452	$54,917
	Cash flow hedge adjustments	892	(20,407)
	Ending balance	$12,344	$34,510

Accumulated Deficit	Beginning balance	$(1,505,390)	$(1,394,394)
	Net (loss) income attributable to common stockholders	(2,498)	39,800
	Dividends	(31,822)	(31,815)
	Ending balance	$(1,539,710)	$(1,386,409)

Noncontrolling Interests	Beginning balance	$1,570,374	$1,599,591
	Net (loss) income attributable to noncontrolling interests	(10,111)	4,779
	Cash flow hedge adjustments	4,109	(13,183)
	Consolidation of JV	—	20,246
	Distributions	(7,695)	(7,103)
	Exchange of OP Units for common stock	(302)	(159)
	Repurchases of OP Units with cash	(40)	(39)
	Stock-based compensation	3,365	3,385
	Ending balance	$1,559,700	$1,607,517

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended March 31,
		2026	2025

Total Equity	Beginning balance	$3,474,931	$3,658,240
	Net (loss) income	(12,609)	44,579
	Cash flow hedge adjustments	5,001	(33,590)
	Consolidation of JV	—	20,246
	Repurchases of OP Units with cash	(31)	(48)
	Dividends	(31,822)	(31,815)
	Distributions	(7,695)	(7,103)
	Stock-based compensation	3,365	3,385
	Ending balance	$3,431,140	$3,653,894

Dividends declared per common share		$0.19	$0.19

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net (loss) income	$(12,609)	$44,579
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from consolidation of JV	—	(47,212)
Depreciation and amortization	97,407	97,840
Net accretion of acquired lease intangibles	(1,074)	(1,463)
Straight-line rent	(2,918)	(1,835)
Loan premium/discount amortized/accreted and written off	83	83
Deferred loan costs amortized and written off	3,437	2,457
Amortization of stock-based compensation	2,720	2,730
Change in working capital components:
Tenant receivables	(2,385)	472
Interest payable, accounts payable and deferred revenue	37,588	31,574
Security deposits	1,605	267
Other assets	(6,918)	3,144
Net cash provided by operating activities	116,936	132,636

Investing Activities
Capital expenditures for improvements to real estate	(51,709)	(42,311)
Capital expenditures for developments	(23,367)	(17,510)
Insurance recoveries for damage to real estate	258	284
Cash and cash equivalents assumed from consolidation of JV	—	25,589
Net cash used in investing activities	(74,818)	(33,948)

Financing Activities
Proceeds from borrowings	16,037	127,200
Repayment of borrowings	(1,882)	(102,632)
Loan cost payments	(271)	(3,219)
Distributions paid to noncontrolling interests	(7,695)	(7,103)
Dividends paid to common stockholders	(31,817)	(31,813)
Repurchases of OP Units	(31)	(48)
Net cash used in financing activities	(25,659)	(17,615)

Increase in cash and cash equivalents and restricted cash	16,459	81,073
Cash and cash equivalents and restricted cash - beginning balance	340,818	444,652
Cash and cash equivalents and restricted cash - ending balance	$357,277	$525,725

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	March 31, 2026	March 31, 2025

Cash and cash equivalents	$357,248	$525,696
Restricted cash (included in Other assets on our consolidated balance sheets)	29	29
Cash and cash equivalents and restricted cash	$357,277	$525,725

Supplemental Cash Flows Information

	Three Months Ended March 31,
	2026	2025

Cash paid for interest, net of capitalized interest	$57,325	$57,814
Capitalized interest paid	$2,662	$2,474

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$25,934	$20,347
Capitalized stock-based compensation for improvements to real estate and developments	$645	$655
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$21,363	$21,700
Removal of fully amortized acquired lease intangible assets	$260	$237
Removal of fully accreted acquired lease intangible liabilities	$2,753	$1,822

Non-cash Financing Transactions
Non-cash portion of secured notes payable	$1,023	$—
Gain (loss) recorded in AOCI - consolidated derivatives	$11,717	$(6,778)
Dividends declared	$31,822	$31,815
Exchange of OP Units for common stock	$302	$159

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
At March 31, 2026, our Total Portfolio consisted of (i) a 18.0 million square foot office portfolio, which included a 456 thousand square foot office property under development, (ii) 5,445 multifamily apartment units, which included 1,035 apartment units under development, and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of March 31, 2026, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.83 billion and $3.81 billion as of March 31, 2026 and December 31, 2025. See Note 7. We also consolidate six JVs through our Operating Partnership. We consolidate our Operating Partnership and our six JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

In addition to the above six consolidated JVs, we entered into a new consolidated JV in March 2026 which acquired an office property in April 2026. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding subsequent events.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

As of March 31, 2026, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.75 billion (of which $3.53 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.85 billion (of which $1.78 billion related to debt).

As of December 31, 2025, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $3.76 billion (of which $3.55 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.84 billion (of which $1.78 billion related to debt).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC in conformity with US GAAP as established by the FASB in the ASC. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in conformity with US GAAP may have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make their presentation not misleading. The accompanying unaudited interim consolidated financial statements include, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in our 2025 Annual Report on Form 10-K and the notes thereto. Any references to the number or class of properties, square footage, per square footage amounts, apartment units and geography, are outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the PCAOB.

2. Summary of Significant Accounting Policies

We have not made any changes to our significant accounting policies disclosed in our 2025 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were
$13.6 million and $12.2 million for the three months ended March 31, 2026 and 2025, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
For leases where we have concluded it is probable that we will collect substantially all the lease payments due under those leases, we continue to record lease income on a straight-line basis over the lease term. For leases where we have concluded that it is not probable that we will collect substantially all the lease payments due under those leases, we limit the lease income to the lesser of the income recognized on a straight-line basis or cash basis. We write-off tenant receivables and deferred rent receivables as a charge against rental revenues and tenant recoveries in the period we conclude that substantially all of the lease payments are not probable of collection. If we subsequently collect amounts that were previously written off, then the amounts collected are recorded as an increase to our rental revenues and tenant recoveries in the period they are collected. If our conclusion of collectibility changes, we will record the difference between the lease income that would have been recognized on a straight-line basis and cash basis as a current-period adjustment to rental revenues and tenant recoveries.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	March 31, 2026	December 31, 2025

Land	$1,199,291	$1,199,291
Buildings and improvements(1)(2)	10,345,996	10,343,113
Tenant improvements and lease intangibles	1,085,530	1,060,108
Property under development(1)(2)	229,218	195,535
Investment in real estate, gross	$12,860,035	$12,798,047
_________________________________________________________
(1) Net balances transferred from Building and improvements to Property under development for development projects was $13.9 million during 2025. No balances were transferred during the first quarter of 2026.
(2) Property under development balances transferred to Building and improvements for real estate placed into service was $0.3 million and $9.6 million during 2026 and 2025, respectively.

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

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
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

Acquisition of 10900 Wilshire

On January 2, 2025, a consolidated JV that we manage, and in which we own a 30% interest, acquired a 17-story, 247,000 square foot office building at 10900 Wilshire Boulevard in Westwood. Title to the property was transferred following the purchase of a secured note by the JV in 2024, which was partially financed by a $61.8 million loan. See Note 7 for our debt disclosures. We accounted for the acquisition as an asset acquisition and the acquired property's operating results are included in our consolidated operating results from the date of acquisition. The table below summarizes the relative fair values of the assets acquired and liabilities assumed.

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

As of March 31, 2026, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was $183 thousand for each of the three month periods ended March 31, 2026 and 2025.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of March 31, 2026:

Twelve months ending March 31,	(In thousands)

2027	$733
2028	733
2029	733
2030	733
2031	733
Thereafter	40,864
Total future minimum ground lease payments	$44,529

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	March 31, 2026	December 31, 2025

Above-market tenant leases	$6,517	$6,775
Above-market tenant leases - accumulated amortization	(2,892)	(2,870)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(330)	(326)
Acquired lease intangible assets, net	$4,447	$4,731

Below-market tenant leases	$25,344	$28,095
Below-market tenant leases - accumulated accretion	(18,426)	(19,819)
Acquired lease intangible liabilities, net	$6,918	$8,276

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended March 31,
(In thousands)	2026	2025

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$1,078	$1,467
Amortization of an above-market ground lease asset(2)	(4)	(4)
Total	$1,074	$1,463
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

6. Other Assets

(In thousands)	March 31, 2026	December 31, 2025

Prepaid expenses, note receivable and other	$42,763	$34,998
Furniture, fixtures and equipment, net	7,063	6,977
Indefinite-lived intangibles	1,988	1,988
Total other assets	$51,814	$43,963

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
7. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of March 31, 2026	Principal Balance as of December 31, 2025	Variable Interest Rate(2)	Fixed Interest Rate(3)	Swap Maturity Date
		(In thousands)
Consolidated Wholly-Owned Subsidiaries
Term loan	8/15/2026	$415,000	$415,000	SOFR + 1.20%	N/A	N/A
Term loan	9/19/2026	366,000	366,000	SOFR + 1.25%	N/A	N/A
Term loan	11/1/2026	400,000	400,000	SOFR + 1.25%	N/A	N/A
Term loan	5/18/2028	300,000	300,000	SOFR + 1.51%	2.21%	6/1/2026
Term loan	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan	4/1/2030	127,200	127,200	N/A	4.99%	N/A
Fannie Mae loans(4)	9/1/2030	941,477	941,477	N/A	4.80%	N/A
Construction loan(5)	12/10/2030	66,565	49,506	SOFR + 2.45%	5.80%	1/1/2030
Term loan(6)	3/3/2032	335,000	336,639	N/A	4.57%	N/A
Term loan	7/29/2032	200,000	200,000	SOFR + 2.00%	5.60%	8/1/2030
Fannie Mae loan(7)	8/1/2033	350,000	350,000	SOFR + 1.37%	3.65%	6/1/2027
Term loan(8)	6/1/2038	25,553	25,795	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,826,795	3,811,617

Consolidated JVs
Term loan(9)	5/15/2027	380,000	380,000	SOFR + 1.45%	N/A	N/A
Term loan	8/19/2028	565,000	565,000	SOFR + 1.45%	4.79%	12/5/2027
Term loan	9/14/2028	115,000	115,000	SOFR + 1.46%	2.19%	10/1/2026
Term loan(10)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(11)	4/26/2029	175,000	175,000	SOFR + 1.25%	3.90%	5/1/2026
Fannie Mae loan	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Term loan(12)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Total Consolidated Debt(13)		5,608,545	5,593,367
Unamortized loan premium/discount, net(14)		1,167	1,085
Unamortized deferred loan costs, net(15)		(42,416)	(45,582)
Total Consolidated Debt, net		$5,567,296	$5,548,870
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
(3)Effective rate as of March 31, 2026. Includes the effect of interest rate swaps (if applicable) and excludes the effect of points and prepaid loan fees, and loan premiums/discounts. See Note 9 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(4)Comprised of eight loans with the same terms.
(5)The construction loan will provide up to $375 million, including interest, for redevelopment of our Landmark Residences project in Brentwood. The loan has a floating interest rate. We entered into accreting swaps starting January 2, 2026 that mature January 1, 2030. As of March 31, 2026, the swaps effectively fix 81% of the loan at an interest rate of 5.80% with the remainder of the loan floating at SOFR + 2.45%. We made certain guarantees related to the loan, including the completion of the development project.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
(6)The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. See Note 8 regarding the accrued interest on the loan. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%. The loan includes a revolving credit facility of $12.5 million, which accrues interest at 5.5%. As of March 31, 2026, there was no balance outstanding on the revolving credit facility.
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
(9)The interest rate cap which capped the interest rate at 7.45% expires in May 2026.
(10)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(11)We guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 15.
(12)The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining term of the loan.
(13)See Note 12 for our debt fair value disclosures.
(14)Balances are net of accumulated amortization/accretion of $1.0 million and $1.1 million at March 31, 2026 and December 31, 2025, respectively.
(15)Balances are net of accumulated amortization of $59.2 million and $55.8 million at March 31, 2026 and December 31, 2025, respectively.

The table below summarizes our consolidated fixed and floating rate debt. The statistics include the impact of $30.0 million of swaps and $472.0 million of caps that are not assigned to loans in the debt table at the beginning of this footnote.

(In thousands)	Principal Balance as of March 31, 2026	Principal Balance as of December 31, 2025

Aggregate swap-fixed rate loans	$2,574,100	$2,520,000
Aggregate fixed rate loans	1,490,980	1,492,861
Aggregate capped rate loans	1,202,000	1,202,000
Aggregate floating rate loans	341,465	378,506
Total Debt	$5,608,545	$5,593,367

The table below summarizes certain consolidated debt statistics as of March 31, 2026. The statistics include the impact of $30.0 million of swaps (maturing June 1, 2027) that are not assigned to loans in the debt table at the beginning of this footnote.

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in thousands)	$4,065,080
Weighted average remaining life (including extension options)	4.0 years
Weighted average remaining fixed interest period	2.7 years
Weighted average annual interest rate	4.41%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

Future Principal Payments

At March 31, 2026, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending March 31,	Including Maturity Extension Options(1)

(In thousands)

2027	$1,181,999
2028	381,045
2029	1,606,094
2030	397,894
2031	1,136,440
Thereafter	905,073
Total future principal payments	$5,608,545
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025

Loan premium/discount (amortized)/accreted and written off, net	$83	$83
Deferred loan costs amortized and written off	3,437	2,457
Loan costs expensed	—	14
Total	$3,520	$2,554

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	March 31, 2026	December 31, 2025

Interest payable(1)	$35,059	$32,416
Accounts payable and accrued liabilities	101,145	56,708
Deferred revenue	49,551	50,835
Total interest payable, accounts payable and deferred revenue	$185,755	$139,959

________________________________________________
(1)     Includes accrued interest of $14.9 million and $11.5 million for a term loan that matures in March 2032, at March 31, 2026 and December 31, 2025, respectively. See Note 7 for more information regarding our debt.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
9. Derivative Contracts

We make use of interest rate swap and cap contracts to manage the risk associated with changes in interest rates on our floating-rate debt and to satisfy certain lender requirements. When we enter into a floating-rate term loan, we generally enter into an interest rate swap agreement for the equivalent principal amount, for a period covering the majority of the loan term, which effectively converts our floating-rate debt to a fixed-rate basis during that time. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. We may enter into derivative contracts that are intended to hedge certain economic risks, even though hedge accounting does not apply or we elect to not apply hedge accounting. We do not speculate in derivatives and we do not make use of any other derivative instruments. See Note 7 regarding our debt and our consolidated JVs' debt that is hedged.

Derivative Summary

The table below summarizes our derivative contracts as of March 31, 2026:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	21	$2,574,100

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(1)(2)(3)	6	$1,202,000
___________________________________________________
(1)The notional amount reflects 100%, not our pro-rata share, of our consolidated JVs' derivatives. See Note 7 for more information about our hedged consolidated debt.
(2)Our derivative contracts do not provide for right of offset between derivative contracts.
(3)See Note 12 for our derivative fair value disclosures.

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

(In thousands)	March 31, 2026	December 31, 2025

Consolidated derivatives(1)	$24,507	$25,187
________________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of March 31, 2026, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	March 31, 2026	December 31, 2025

Consolidated derivatives(1)	$2,197	$6,338
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Three Months Ended March 31,
	2026	2025
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (Losses) recorded in AOCI before reclassifications(1)	$11,717	$(6,778)
Gains reclassified from AOCI to Interest Expense(1)	$(6,716)	$(22,050)
Interest expense presented on the consolidated statements of operations	$(64,541)	$(60,078)
Unconsolidated Fund's derivatives (our share)(2):
Gain reclassified from AOCI to Gain from consolidation of JV	$—	$(4,762)
Gain from consolidation of JV presented on the consolidated statements of operations(2)	$—	$47,212
________________________________________________________________
(1)See Note 10 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the three months ended March 31, 2026 and March 31, 2025. We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Future Reclassifications from AOCI

As of March 31, 2026, we estimate that $16.4 million of gains in AOCI related to derivatives designated as cash flow hedges will be reclassified to interest expense during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
10.  Equity

During the Three Months Ended March 31, 2026
•We acquired 23 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 3 thousand OP Units for $31 thousand in cash.

During the Three Months Ended March 31, 2025
•We acquired 11 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 3 thousand OP Units for $48 thousand in cash.

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of March 31, 2026, noncontrolling interests in our Operating Partnership owned 38.2 million OP Units and fully-vested LTIP Units, which represented approximately 18.6% of our Operating Partnership's total outstanding interests, and we owned 167.5 million OP Units (to match our 167.5 million shares of outstanding common stock), which represented approximately 81.4% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net (loss) income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Three Months Ended March 31,
(In thousands)	2026	2025

Net (loss) income attributable to common stockholders	$(2,498)	$39,800

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	302	159
Repurchases of OP Units from noncontrolling interests	9	(9)
Net transfers from noncontrolling interests	311	150

Change from net (loss) income attributable to common stockholders and transfers from noncontrolling interests	$(2,187)	$39,950

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2026	2025

Accumulated Other Comprehensive Income - Beginning balance	$11,452	$54,917
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	11,717	(6,778)
Reclassification of gains from AOCI to Interest Expense	(6,716)	(22,050)
Unconsolidated Fund's derivatives (our share)(2):
Consolidation of unconsolidated Fund	—	(4,762)
Net current period OCI	5,001	(33,590)
OCI attributable to noncontrolling interests	(4,109)	13,183
OCI attributable to common stockholders	892	(20,407)

Accumulated Other Comprehensive Income - Ending balance	$12,344	$34,510
___________________________________________________
(1)See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the three months ended March 31, 2026 and March 31, 2025. We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Stock-Based Compensation

The Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan, as amended (the "2016 Plan"), permits us to make grants of stock-based compensation awards to our directors, officers, employees and consultants. The plan is administered by the compensation committee of our board of directors. As of March 31, 2026, we had an aggregate of 6.2 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2026	2025

Stock-based compensation expense, net	$2,720	$2,730
Capitalized stock-based compensation	$645	$655

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

	Three Months Ended March 31,
	2026	2025
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(2,498)	$39,800
Allocation to participating securities: Unvested LTIP Units	(440)	(433)
Net (loss) income attributable to common stockholders - basic and diluted	$(2,938)	$39,367

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,466	167,442
Net (loss) income per common share - basic and diluted	$(0.02)	$0.24

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

	Three Months Ended March 31,
(In thousands)	2026	2025

OP Units	33,616	32,818
Vested LTIP Units	4,580	2,694

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

As of March 31, 2026, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	March 31, 2026	December 31, 2025

Fair value	$5,579,500	$5,566,229
Carrying value	$5,609,712	$5,594,452

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

(In thousands)	March 31, 2026	December 31, 2025

Fair value	$4,298	$4,301
Carrying value	$10,803	$10,808

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	March 31, 2026	December 31, 2025
Derivative Assets:
Fair value - consolidated derivatives(1)	$21,863	$22,310

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$2,042	$6,437
____________________________________________________
(1)    Consolidated derivatives, which reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives, are included in interest rate contracts on our consolidated balance sheets. The fair values exclude accrued interest which is included in interest payable on our consolidated balance sheets. See "Loan Guarantees" in Note 15 regarding Partnership X swap guarantees.

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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended March 31,
	2026	2025
Office Segment
Total office revenues	$200,520	$202,097
Office expenses	(74,476)	(73,053)
Office segment profit	126,044	129,044

Multifamily Segment
Total multifamily revenues	50,439	49,438
Multifamily expenses	(16,559)	(16,555)
Multifamily segment profit	33,880	32,883

Total profit from all segments	$159,924	$161,927

The table below presents a reconciliation of the net (loss) income attributable to common stockholders to the total profit from all segments:

(In thousands)	Three Months Ended March 31,
	2026	2025

Net (loss) income attributable to common stockholders	$(2,498)	$39,800
Net loss (income) attributable to noncontrolling interests	(10,111)	4,779
Net (loss) income	(12,609)	44,579
General and administrative expenses	13,576	11,460
Depreciation and amortization	97,407	97,840
Other income	(2,991)	(4,923)
Other expenses	—	105
Interest expense	64,541	60,078
Gain from consolidation of JV	—	(47,212)
Total profit from all segments	$159,924	$161,927

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at March 31, 2026:

Twelve months ending March 31,	(In thousands)

2027	$591,046
2028	523,969
2029	434,801
2030	350,917
2031	290,870
Thereafter	1,072,362
Total future minimum base rentals(1)	$3,263,965
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For each of the three month periods ended March 31, 2026 and 2025, no tenant accounted for more than 10% of our total revenues.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Geographic Risk

All of our properties, including our consolidated JVs' properties, are located in Los Angeles County, California and Honolulu, Hawaii, and we are therefore susceptible to adverse economic and regulatory developments, as well as natural disasters, in those markets.

Derivative Counterparty Credit Risk

We are subject to credit risk with respect to our derivative counterparties. We do not post or receive collateral with respect to our derivative transactions. Our derivative contracts do not provide for right of offset between derivative contracts. See Note 9 for the details of our derivative contracts. We seek to minimize our credit risk by entering into agreements with a variety of counterparties with investment grade ratings.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-three buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of March 31, 2026, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of March 31, 2026, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of March 31, 2026, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $259.7 million.

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of March 31, 2026, we estimate the risk of loss for this guarantee to be low. See Note 7 for more information regarding our debt.

16. Subsequent Events

In April 2026, a new joint venture managed by us acquired The Bedford Collection, a five-building medical office portfolio, totaling 246,000 square feet in the Beverly Hills Golden Triangle for $260 million. We hold a 13% stake in the joint venture's $150 million of equity. The joint venture also borrowed $130 million secured by a non-recourse, interest-only first trust deed loan that matures in April 2031. The loan bears interest at SOFR plus 1.7%, which we fixed at 5.26% with interest rate swaps through April 2030.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the three months ended March 31, 2026, our results of operations were impacted by: (i) various transactions - see "Acquisitions, Debt and Equity Transactions, and Development and Repositioning Projects" further below.

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
For the purpose of reporting key operating metrics we are focused on the properties in our In-Service Portfolio. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two multifamily properties and one office property whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of March 31, 2026 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	69	1	70
Rentable square feet	17,526,068	456,205	17,982,273
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,410	1,035	5,445

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	80.9%
Occupancy Rate	77.5%
Multifamily Portfolio Leased Rate	99.6%

Revenues by Segment and Location
During the three months ended March 31, 2026, revenues from our Total Portfolio were derived as follows:
____

Acquisitions, Debt and Equity Transactions, and Development and Repositioning Projects

Acquisitions, Debt and Equity Transactions
During the first quarter of 2026:
•We entered into accreting swaps starting January 2, 2026 that mature January 1, 2030 to effectively fix the interest rate on a portion of the increasing estimated balance outstanding under the construction loan at 5.80%.
•In March 2026, we entered into a new consolidated JV for the purpose of acquiring medical office properties in Beverly Hills, CA. We will manage and own a 13% interest in the JV. See Note 16 to our consolidated financial statements in Item 1 of this Report for more information regarding this acquisition.
See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively.
Development Portfolio
Studio Plaza
Studio Plaza is a 456,000 square foot office property located in Burbank. Following the move-out of a long-term single tenant, we are converting the property into a multi-tenant office building. The extensive common area upgrades have been completed and the construction of new tenant suites is ongoing.

The Landmark Residences (Formerly Barrington Plaza)
During the second quarter of 2023, we removed The Landmark Residences residential property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of March 31, 2026, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 15 to our consolidated financial statements in Item 1 of this Report.
10900 Wilshire Boulevard
During the first quarter of 2025, a consolidated JV that we manage acquired an office property located at 10900 Wilshire. We are developing a mixed-used community featuring up to 323 apartment units. We will convert the existing 247,000 square foot office tower into a residential and office building with up to 200 units, integrating it with a new residential building that we are constructing on the property. The conversion of the office tower will occur in phases over a number of years as the office space in the building is vacated.

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

	Three Months Ended	Year Ended December 31,
	March 31, 2026	2025	2024	2023	2022

Average straight-line rental rate(1)(2)(4)	$43.52	$44.14	$50.50	$42.97	$46.78
Annualized lease transaction costs(3)(4)	$6.30	$5.91	$5.95	$5.53	$5.85

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
(4)Our office rental rates and lease transaction costs were impacted by a large tenant lease renewal during 2024. Our lease transaction costs in the first quarter of 2026 were impacted by a number of new leases to large tenants.

Office Rent Roll

The table below presents the rent roll for new and renewed leases per leased square foot executed in our total office portfolio. The table below presents only our In-Service Portfolio.

	Three Months Ended March 31, 2026

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$46.37	$42.80	(7.7)%
Straight-line Rent	$41.35	$43.52	5.3%

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

	Three Months Ended	Year Ended December 31,
	March 31, 2026	2025	2024	2023	2022

Average annual rental rate - new tenants(1)	$38,103	$40,917	$39,580	$36,070	$31,763

_____________________________________________________________________
(1)    These average rental rates are not directly comparable from year to year because of changes in the properties and units included. For example:
(i) During 2023, the average was impacted by leasing of units at our newly developed West Los Angeles property, The Landmark Los Angeles, where the rental rates were higher than the average in our portfolio. The Landmark Residences (formerly Barrington Plaza) was removed from this metric beginning with the third quarter of 2023.
(ii) During 2024, the average was impacted by leasing of units at our newly developed West Los Angeles property, The Landmark Los Angeles, where the rental rates were higher than the average in our portfolio.

Multifamily Rent Roll

The rent on leases subject to rent change during the three months ended March 31, 2026 (new tenants and existing tenants undergoing annual rent review) was 2.7% higher on average than the prior rent for the same unit after adjusting for rent concessions. The rent change includes only our In-Service Portfolio.

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

		December 31,
Occupancy Rates as of:	March 31, 2026	2025	2024	2023	2022

Office portfolio	77.5%	78.0%	79.2%	81.0%	83.7%
Multifamily portfolio(1)	98.1%	98.0%	97.4%	96.7%	98.1%

	Three Months Ended	Year Ended December 31,
Average Occupancy Rates(2):	March 31, 2026	2025	2024	2023	2022

Office portfolio	77.7%	78.2%	80.1%	82.6%	84.2%
Multifamily portfolio(1)	98.0%	97.4%	97.0%	96.9%	97.9%

__________________________________________________________________
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

Office Portfolio Lease Expirations

As of March 31, 2026, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at March 31, 2023, 2024, and 2025 with the same remaining duration as the leases for the labeled year had at March 31, 2026.

Results of Operations
Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$169,052	$172,514	$(3,462)	(2.0)%	The decrease was primarily due to lower rental revenues due to lower occupancy, partly offset by higher tenant recoveries.
Office parking and other income	$31,468	$29,583	$1,885	6.4%	The increase was primarily due to higher parking income driven by higher parking rates.
Multifamily revenue	$50,439	$49,438	$1,001	2.0%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office rental expenses	$74,476	$73,053	$(1,423)	(1.9)%	The increase was primarily due to: (i) higher property taxes, (ii) higher utilities expenses, and (iii) higher scheduled services expenses, (iv) partly offset by lower insurance.
Multifamily rental expenses	$16,559	$16,555	$(4)	—%	Multifamily rental expenses did not change significantly with higher personnel expenses offset by lower insurance expenses.
General and administrative expenses	$13,576	$11,460	$(2,116)	(18.5)%	The increase was primarily due to: (i) higher legal fees and (ii) higher advocacy expenses.
Depreciation and amortization	$97,407	$97,840	$433	0.4%	Depreciation and amortization did not change significantly compared to the prior period.

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025 (continued)

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary

	(In thousands)

Non-Operating Income and Expenses

Other income	$2,991	$4,923	$(1,932)	(39.2)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$—	$(105)	$105	100.0%	The decrease was primarily due to lower acquisition related expenses.
Interest expense	$(64,541)	$(60,078)	$(4,463)	(7.4)%	The increase was primarily due to higher borrowing rates related to our refinancing activities that occurred in the third quarter of 2025.

Non-GAAP Supplemental Financial Measure: FFO
Usefulness to Investors
We report FFO because it is a widely reported measure of the performance of equity REITs, and is also used by some investors to identify the impact of trends in occupancy rates, rental rates and operating costs from year to year, excluding impacts from changes in the value of our real estate, and to compare our performance with other REITs. FFO is a non-GAAP financial measure for which we believe that net (loss) income is the most directly comparable GAAP financial measure. FFO has limitations as a measure of our performance because it excludes depreciation and amortization of real estate, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. FFO should be considered only as a supplement to net (loss) income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends. Other REITs may not calculate FFO in accordance with the NAREIT definition and, accordingly, our FFO may not be comparable to the FFO of other REITs. See "Results of Operations" above for a discussion of the items that impacted our net (loss) income.
FFO Reconciliation to GAAP
The table below reconciles our FFO (the FFO attributable to our common stockholders and noncontrolling interests in our Operating Partnership - which includes our share of our consolidated JVs FFO) to net (loss) income attributable to common stockholders (the most directly comparable GAAP measure).

	Three Months Ended March 31,
(In thousands)	2026	2025

Net (loss) income attributable to common stockholders	$(2,498)	$39,800
Depreciation and amortization of real estate assets	97,407	97,840
Net loss (income) attributable to noncontrolling interests	(10,111)	4,779
Adjustments attributable to consolidated JVs(1)	(8,894)	(14,247)
Gain from consolidation of JV	—	(47,212)
FFO	$75,904	$80,960

________________________________________________________________
(1)Adjusts for the net (loss) income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

For the three months ended March 31, 2026, FFO decreased by $5.1 million, or 6.2%, to $75.9 million, compared to $81.0 million for the three months ended March 31, 2025. The decrease was primarily due to: (i) higher interest expense, (ii) lower office occupancy, (iii) higher general and administrative expense, (iv) lower interest income and (v) higher office expenses, which was partly offset by higher multifamily rental revenues due to higher occupancy and higher rental rates.

Non-GAAP Supplemental Financial Measure: Same Property NOI

Usefulness to Investors

We report Same Property NOI to facilitate a comparison of our operations between reported periods. Many investors use Same Property NOI to evaluate our operating performance and to compare our operating performance with other REITs, because it can reduce the impact of investing transactions on operating trends. Same Property NOI is a non-GAAP financial measure for which we believe that net (loss) income is the most directly comparable GAAP financial measure.  We report Same Property NOI because it is a widely recognized measure of the performance of equity REITs, and is used by some investors to identify trends in occupancy rates, rental rates and operating costs and to compare our operating performance with that of other REITs.  Same Property NOI has limitations as a measure of our performance because it excludes depreciation and amortization expense, and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures, tenant improvements and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations. Other REITs may not calculate Same Property NOI in the same manner. As a result, our Same Property NOI may not be comparable to the Same Property NOI of other REITs. Same Property NOI should be considered only as a supplement to net (loss) income as a measure of our performance and should not be used as a measure of our liquidity or cash flow, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends.
Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

Our Same Properties for 2026 included 69 office properties, aggregating 17.5 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share).

	Three Months Ended March 31,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary
	(In thousands)

Office revenues	$196,227	$197,191	$(964)	(0.5)%	The decrease was primarily due to lower rental revenues due to lower occupancy, partly offset by higher parking income due to higher parking rates, and higher tenant recoveries.
Office expenses	(73,591)	(71,922)	(1,669)	(2.3)%	The increase was primarily due to higher property taxes, higher utilities expenses, and higher scheduled service expenses, partly offset by insurance expenses.
Office NOI	122,636	125,269	(2,633)	(2.1)%

Multifamily revenues	49,984	48,949	1,035	2.1%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(16,427)	(16,274)	(153)	(0.9)%	The increase was primarily due to an increase in personnel expenses, offset by lower insurance expenses.
Multifamily NOI	33,557	32,675	882	2.7%

Total NOI	$156,193	$157,944	$(1,751)	(1.1)%

Reconciliation to GAAP

The table below presents a reconciliation of Net (loss) income attributable to common stockholders (the most directly comparable GAAP measure) to NOI and Same Property NOI:

	Three Months Ended March 31,
(In thousands)	2026	2025

Net (loss) income attributable to common stockholders	$(2,498)	$39,800
Net (loss) income attributable to noncontrolling interests	(10,111)	4,779
Net (loss) income	(12,609)	44,579
General and administrative expenses	13,576	11,460
Depreciation and amortization	97,407	97,840
Other income	(2,991)	(4,923)
Other expenses	—	105
Interest expense	64,541	60,078
Gain from consolidation of JV	—	(47,212)
NOI	$159,924	$161,927

Same Property NOI by Segment

Same property office revenues	$196,227	$197,191
Same property office expenses	(73,591)	(71,922)
Same Property Office NOI	122,636	125,269

Same property multifamily revenues	49,984	48,949
Same property multifamily expenses	(16,427)	(16,274)
Same Property Multifamily NOI	33,557	32,675

Same Property NOI	156,193	157,944
Non-comparable office revenues	4,293	4,906
Non-comparable office expenses	(885)	(1,131)
Non-comparable multifamily revenues	455	489
Non-comparable multifamily expenses	(132)	(281)
NOI	$159,924	$161,927

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, debt refinancings, dividends, distributions and discretionary share repurchases. During the three months ended March 31, 2026, we generated cash from operations of $116.9 million. As of March 31, 2026, we had $357.2 million of cash and cash equivalents. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations. With respect to our short-term debt maturities, we expect to refinance them prior to maturity.

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
•Note 7 - minimum future principal payments for our secured notes payable, and the interest rates that determine our future periodic interest payments; and
•Note 15 - contractual commitments and guarantees.

Off-Balance Sheet Arrangements

None.

Cash Flows

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

	Three Months Ended March 31,		Increase (Decrease) In Cash Balance
	2026	2025		%
	(In thousands)

Net cash provided by operating activities(1)	$116,936	$132,636	$(15,700)	(11.8)%
Net cash used in investing activities(2)	$(74,818)	$(33,948)	$(40,870)	(120.4)%
Net cash used in financing activities(3)	$(25,659)	$(17,615)	$(8,044)	(45.7)%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense. The decrease in cash provided from operating activities of $15.7 million was primarily due to: (i) higher interest expense, (ii) lower office occupancy, (iii) higher general and administrative expense, (iv) lower interest income and (v) higher office expenses, which was partly offset by higher multifamily rental revenues due to higher occupancy and higher rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash used in investing activities of $40.9 million was primarily due to $25.6 million of cash and cash equivalents assumed from the consolidation of Partnership X on January 1, 2025, an increase in capital expenditures for improvements to real estate of $9.4 million, and an increase in capital expenditures for developments of $5.9 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash used in financing activities of $8.0 million was primarily due to lower net borrowings and a decrease in loan cost payments of $2.9 million.

Critical Accounting Policies and Estimates

We have not made any changes to our critical accounting policies disclosed in our 2025 Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with US GAAP, and which requires us to make estimates of certain items, which affect the reported amounts of our assets, liabilities, revenues and expenses. While we believe that our estimates are based upon reasonable assumptions and judgments at the time that they are made, some of our estimates could prove to be incorrect, and those differences could be material. Some of our estimates are subject to adjustment as we believe appropriate, based on revised estimates, and reconciliation to actual results when available.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of March 31, 2026, the interest rates for 72% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 21% were capped with interest rate caps. As of March 31, 2026, the maximum amount the interest expense on our capped-rate borrowings could increase by is $38.9 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

Our use of interest rate swaps and caps also exposes us to credit risk from the potential inability of our counterparties to perform under the terms of those agreements. We attempt to minimize this credit risk by contracting with a variety of financial counterparties with investment grade ratings. See Note 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our interest rate swaps and caps.

Unhedged Floating-Rate Borrowings

As of March 31, 2026, the interest rates for 6% of our consolidated borrowings were floating with no caps. As of March 31, 2026, the interest expense for our unhedged floating-rate borrowings would increase by $3.5 million per year for every one hundred basis points increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of March 31, 2026, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Excluding ordinary routine litigation incidental to our business, we are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations. See "Legal Proceedings" in Note 15 to our consolidated financial statements in Part I, Item 1 of this Report.

Item 1A.  Risk Factors

We are not aware of any material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

DOUGLAS EMMETT, INC.

Date:	May 8, 2026	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
Chairman of the Board and CEO

Date:	May 8, 2026	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO