Form 10-Q
period 2026-06-30
Douglas Emmett Inc
filed 2026-08-07
CIK 1364250

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2026
Common Stock, $0.01 par value per share	167,485,267	shares

Glossary
Abbreviations used in this Report:

AOCI	Accumulated Other Comprehensive (Loss) Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOMA	Building Owners and Managers Association
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	Internal Revenue Code of 1986, as amended
DEI	Douglas Emmett, Inc.
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
GAAP	Generally Accepted Accounting Principles (United States)
JV	Joint Venture
LTIP Units	Long-Term Incentive Plan Units
NAREIT	National Association of Real Estate Investment Trusts
OCI	Other Comprehensive (Loss) Income
OP Units	Operating Partnership Units
Operating Partnership	Douglas Emmett Properties, LP
Partnership X	Douglas Emmett Partnership X, LP
PCAOB	Public Company Accounting Oversight Board (United States)
REIT	Real Estate Investment Trust
Report	Quarterly Report on Form 10-Q
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TRS	Taxable REIT Subsidiary(ies)
US	United States
VIE	Variable Interest Entity(ies)

Glossary
Defined terms used in this Report:

Annualized Rent	Annualized cash base rent (excludes tenant reimbursements, parking and other revenue) before abatements under leases commenced as of the reporting date and expiring after the reporting date. Annualized Rent for our triple net office properties (in Honolulu) is calculated by adding expense reimbursements and estimates of normal building expenses paid by tenants to base rent. Annualized Rent does not include lost rent recovered from insurance and rent for building management use. Annualized Rent includes rent for our corporate headquarters in Santa Monica. We report Annualized Rent because it is a widely reported measure of the performance of equity REITs, and is used by some investors as a means to determine tenant demand and to compare our performance and value with other REITs. We use Annualized Rent to manage and monitor the performance of our office and multifamily portfolios.
Development Portfolio
Represents the following properties undergoing development activities: (i) a residential property with 712 apartments in Los Angeles which we removed from the residential rental market following a fire in January 2020 and (ii) a 247,000 square foot office property in Westwood with an adjoining residential development site that we acquired in January 2025 and which we are planning to develop into 323 apartments.

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
Same Properties
Our consolidated properties that have been owned and operated by us in a consistent manner, and reported in our consolidated results during the entire span of both periods being compared. We exclude from our same property subset any properties that during the comparable periods were: (i) acquired, (ii) sold, held for sale, contributed or otherwise removed from our consolidated financial statements, (iii) that underwent a major repositioning project or were impacted by development activity, or suffered significant casualty loss that we believed significantly affected the properties' operating results. We also exclude rent received from ground leases. Our same properties for 2026 include all of our In-Service Portfolio properties, other than (i) a 456,000 square foot single tenant office property in Los Angeles that we commenced converting to multi-tenant after the tenant's lease expired in 2024 and (ii) five office properties totaling 246,000 square feet that we acquired in the second quarter of 2026.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Douglas Emmett, Inc. Consolidated Balance Sheets (Unaudited; In thousands, except share data)

	June 30, 2026	December 31, 2025

Assets
Investment in real estate, gross	$13,188,245	$12,798,047
Less: accumulated depreciation and amortization	(4,202,325)	(4,054,696)
Investment in real estate, net	8,985,920	8,743,351
Ground lease right-of-use asset	7,422	7,428
Cash and cash equivalents	354,962	340,789
Tenant receivables	3,914	1,990
Deferred rent receivables	129,690	123,619
Acquired lease intangible assets, net	9,118	4,731
Interest rate contract assets	26,017	22,310
Other assets	34,144	43,963
Total Assets	$9,551,187	$9,288,181

Liabilities
Secured notes payable, net	$5,722,565	$5,548,870
Ground lease liability	10,800	10,808
Interest payable, accounts payable and deferred revenue	187,688	139,959
Security deposits	70,572	67,069
Acquired lease intangible liabilities, net	11,688	8,276
Interest rate contract liabilities	938	6,437
Dividends payable	31,836	31,831
Total Liabilities	6,036,087	5,813,250

Equity
Douglas Emmett, Inc. stockholders' equity:
Common Stock, $0.01 par value, 750,000,000 authorized, 167,485,267 and 167,462,215 outstanding at June 30, 2026 and December 31, 2025, respectively	1,675	1,675
Additional paid-in capital	3,397,140	3,396,820
Accumulated other comprehensive income	13,900	11,452
Accumulated deficit	(1,574,214)	(1,505,390)
Total Douglas Emmett, Inc. stockholders' equity	1,838,501	1,904,557
Noncontrolling interests	1,676,599	1,570,374
Total Equity	3,515,100	3,474,931
Total Liabilities and Equity	$9,551,187	$9,288,181

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
Office rental
Rental revenues and tenant recoveries	$174,008	$172,924	$343,060	$345,438
Parking and other income	32,026	29,886	63,494	59,469
Total office revenues	206,034	202,810	406,554	404,907

Multifamily rental
Rental revenues	46,043	45,370	92,049	90,566
Parking and other income	4,471	4,254	8,904	8,496
Total multifamily revenues	50,514	49,624	100,953	99,062

Total revenues	256,548	252,434	507,507	503,969

Operating Expenses
Office expenses	77,597	76,559	152,073	149,612
Multifamily expenses	16,827	16,230	33,386	32,785
General and administrative expenses	12,482	12,281	26,058	23,741
Depreciation and amortization	99,297	101,719	196,704	199,559
Total operating expenses	206,203	206,789	408,221	405,697

Other income	3,049	4,788	6,040	9,711
Other expenses	(80)	(161)	(80)	(266)
Interest expense	(68,255)	(65,335)	(132,796)	(125,413)
Gain from consolidation of JV	—	—	—	47,212
Net (loss) income	(14,941)	(15,063)	(27,550)	29,516
Net loss attributable to noncontrolling interests	12,260	9,228	22,371	4,449
Net (loss) income attributable to common stockholders	$(2,681)	$(5,835)	$(5,179)	$33,965

Net (loss) income per common share – basic and diluted	$(0.02)	$(0.04)	$(0.04)	$0.20

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income	$(14,941)	$(15,063)	$(27,550)	$29,516
Other comprehensive income (loss): cash flow hedges	6,316	(16,778)	11,317	(50,368)
Comprehensive loss	(8,625)	(31,841)	(16,233)	(20,852)
Comprehensive loss attributable to noncontrolling interests	7,500	16,438	13,502	24,842
Comprehensive (loss) income attributable to common stockholders	$(1,125)	$(15,403)	$(2,731)	$3,990

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025

Shares of Common Stock	Beginning balance	167,485	167,446	167,462	167,435
	Exchange of OP Units for common stock	—	—	23	11
	Ending balance	167,485	167,446	167,485	167,446

Common Stock	Beginning balance	$1,675	$1,674	$1,675	$1,674
	Ending balance	$1,675	$1,674	$1,675	$1,674

Additional Paid-in Capital	Beginning balance	$3,397,131	$3,396,602	$3,396,820	$3,396,452
	Exchange of OP Units for common stock	—	—	302	159
	Repurchases of OP Units with cash	9	2	18	(7)
	Ending balance	$3,397,140	$3,396,604	$3,397,140	$3,396,604

Accumulated Other Comprehensive Income	Beginning balance	$12,344	$34,510	$11,452	$54,917
	Cash flow hedge adjustments	1,556	(9,568)	2,448	(29,975)
	Ending balance	$13,900	$24,942	$13,900	$24,942

Accumulated Deficit	Beginning balance	$(1,539,710)	$(1,386,409)	$(1,505,390)	$(1,394,394)
	Net (loss) income attributable to common stockholders	(2,681)	(5,835)	(5,179)	33,965
	Dividends	(31,823)	(31,815)	(63,645)	(63,630)
	Ending balance	$(1,574,214)	$(1,424,059)	$(1,574,214)	$(1,424,059)

Noncontrolling Interests	Beginning balance	$1,559,700	$1,607,517	$1,570,374	$1,599,591
	Net loss attributable to noncontrolling interests	(12,260)	(9,228)	(22,371)	(4,449)
	Cash flow hedge adjustments	4,760	(7,210)	8,869	(20,393)
	Contributions	130,000	5,400	130,000	5,400
	Consolidation of JV	—	—	—	20,246
	Distributions	(8,689)	(7,112)	(16,384)	(14,215)
	Exchange of OP Units for common stock	—	—	(302)	(159)
	Repurchases of OP Units with cash	(107)	(189)	(147)	(228)
	Stock-based compensation	3,195	3,089	6,560	6,474
	Ending balance	$1,676,599	$1,592,267	$1,676,599	$1,592,267

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Equity
(Unaudited; in thousands, except dividend per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025

Total Equity	Beginning balance	$3,431,140	$3,653,894	$3,474,931	$3,658,240
	Net (loss) income	(14,941)	(15,063)	(27,550)	29,516
	Cash flow hedge adjustments	6,316	(16,778)	11,317	(50,368)
	Consolidation of JV	—	—	—	20,246
	Repurchases of OP Units with cash	(98)	(187)	(129)	(235)
	Contributions	130,000	5,400	130,000	5,400
	Dividends	(31,823)	(31,815)	(63,645)	(63,630)
	Distributions	(8,689)	(7,112)	(16,384)	(14,215)
	Stock-based compensation	3,195	3,089	6,560	6,474
	Ending balance	$3,515,100	$3,591,428	$3,515,100	$3,591,428

Dividends declared per common share		$0.19	$0.19	$0.38	$0.38

See accompanying notes to the consolidated financial statements.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net (loss) income	$(27,550)	$29,516
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from consolidation of JV	—	(47,212)
Depreciation and amortization	196,704	199,559
Net accretion of acquired lease intangibles	(1,669)	(2,622)
Straight-line rent	(6,071)	(2,791)
Loan premium/discount amortized/accreted and written off	166	166
Deferred loan costs amortized and written off	6,819	5,024
Amortization of stock-based compensation	5,240	5,139
Change in working capital components:
Tenant receivables	(1,924)	2,478
Interest payable, accounts payable and deferred revenue	27,390	9,830
Security deposits	2,061	410
Other assets	11,918	14,430
Net cash provided by operating activities	213,084	213,927

Investing Activities
Capital expenditures for improvements to real estate	(107,985)	(93,446)
Capital expenditures for developments	(51,692)	(39,480)
Insurance recoveries for damage to real estate	808	2,162
Property acquisitions	(254,403)	—
Cash and cash equivalents assumed from consolidation of JV	—	25,589
Net cash used in investing activities	(413,272)	(105,175)

Financing Activities
Proceeds from borrowings	989,547	129,250
Repayment of borrowings	(817,127)	(173,782)
Loan cost payments	(7,906)	(9,277)
Contributions from noncontrolling interests in consolidated JVs	130,000	5,400
Distributions paid to noncontrolling interests	(16,384)	(14,215)
Dividends paid to common stockholders	(63,640)	(63,627)
Repurchases of OP Units	(129)	(235)
Net cash provided by (used in) financing activities	214,361	(126,486)

Increase (decrease) in cash and cash equivalents and restricted cash	14,173	(17,734)
Cash and cash equivalents and restricted cash - beginning balance	340,818	444,652
Cash and cash equivalents and restricted cash - ending balance	$354,991	$426,918

Statement continues on the next page.

Douglas Emmett, Inc.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

Reconciliation of Ending Cash Balance

	June 30, 2026	June 30, 2025

Cash and cash equivalents	$354,962	$426,889
Restricted cash (included in Other assets on our consolidated balance sheets)	29	29
Cash and cash equivalents and restricted cash	$354,991	$426,918

Supplemental Cash Flows Information

	Six Months Ended June 30,
	2026	2025

Cash paid for interest, net of capitalized interest	$116,595	$114,432
Capitalized interest paid	$5,625	$5,108

Non-cash Investing Transactions
Accrual for real estate and development capital expenditures	$37,772	$33,653
Capitalized stock-based compensation for improvements to real estate and developments	$1,320	$1,335
Removal of fully depreciated and amortized buildings, building improvements, tenant improvements and lease intangibles	$47,574	$44,990
Removal of fully amortized acquired lease intangible assets	$550	$800
Removal of fully accreted acquired lease intangible liabilities	$6,906	$6,054

Non-cash Financing Transactions
Non-cash portion of secured notes payable	$2,195	$—
Gain (loss) recorded in AOCI - consolidated derivatives	$23,413	$(7,229)
Dividends declared	$63,645	$63,630
Exchange of OP Units for common stock	$302	$159

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
At June 30, 2026, our Total Portfolio consisted of (i) an 18.2 million square foot office portfolio, (ii) 5,445 multifamily apartment units, which included 1,035 apartment units under development, and (iii) fee interests in two parcels of land from which we receive rent under ground leases. As of June 30, 2026, our portfolio consisted of the following (including ancillary retail space and excluding two parcels of land from which we receive rent under ground leases):

Total Portfolio
Office
Wholly-owned properties	52
Consolidated JV properties	23
75

Multifamily
Wholly-owned properties	12
Consolidated JV properties	3
15

Total	90

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

We consolidate our Operating Partnership through which we conduct substantially all of our business, and own, directly and through subsidiaries, substantially all of our assets, and are obligated to repay substantially all of our liabilities. The consolidated debt, excluding our consolidated JVs, was $3.86 billion and $3.81 billion as of June 30, 2026 and December 31, 2025. See Note 7. We also consolidate seven JVs through our Operating Partnership. We consolidate our Operating Partnership and our seven JVs because they are VIEs and we or our Operating Partnership are the primary beneficiary for each.

As of June 30, 2026, our consolidated VIE entities, excluding our Operating Partnership, had:
•aggregate consolidated assets of $4.01 billion (of which $3.77 billion related to investment in real estate), and
•aggregate consolidated liabilities of $1.98 billion (of which $1.91 billion related to debt).

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

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

Revenue Recognition

Rental revenues and tenant recoveries

We account for our rental revenues, and variable lease payments such as tenant recoveries and parking revenues, in accordance with Topic 842. We adopted a practical expedient which allows us to account for our rental revenues, tenant recoveries and certain parking revenues on a combined basis. Rental revenues and tenant recoveries from tenant leases are included in Rental revenues and tenant recoveries on our consolidated statements of operations. Tenant recoveries were
$16.1 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively and $29.7 million and $25.1 million for the six months ended June 30, 2026 and 2025, respectively. Parking revenues are included in Parking and other income on our consolidated statements of operations.

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

3. Investment in Real Estate

The table below summarizes our investment in real estate:

(In thousands)	June 30, 2026	December 31, 2025

Land	$1,209,016	$1,199,291
Buildings and improvements(1)(2)	10,581,189	10,343,113
Tenant improvements and lease intangibles	1,128,362	1,060,108
Property under development(1)(2)	269,678	195,535
Investment in real estate, gross	$13,188,245	$12,798,047
_________________________________________________________
(1) Net balances transferred from Building and improvements to Property under development for development projects was $13.9 million during 2025. No balances were transferred during the first half of 2026.
(2) Property under development balances transferred to Building and improvements for real estate placed into service was $0.5 million and $9.6 million during 2026 and 2025, respectively.

Acquisition of The Bedford Collection

On April 13, 2026, a consolidated JV that we manage, and in which we own a 13.3% interest, acquired The Bedford Collection, a five-building medical office portfolio, totaling 246,000 square feet in the Beverly Hills Golden Triangle for a contracted price of $260.0 million, excluding acquisition costs, prorations and similar adjustments. The acquisition was partially financed by a $130.0 million non-recourse, interest-only first trust deed loan. See Note 7 for our debt disclosures. We accounted for the acquisition as an asset acquisition and the operating results of the acquired properties are included in our consolidated operating results from the date of acquisition. The table below summarizes the relative fair values of the assets acquired and liabilities assumed.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

(In thousands)	The Bedford Collection

Land	$9,725
Buildings and improvements	229,963
Tenant improvements and lease intangibles	18,204
Acquired above-market leases	5,155
Acquired below-market leases	(5,849)
Other liabilities assumed	(2,795)
Net assets and liabilities acquired	$254,403

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

As of June 30, 2026, the ground lease right-of-use asset carrying value was $7.4 million and the ground lease liability was $10.8 million. Ground rent expense, which is included in Office expenses on our consolidated statements of operations, was

•$183 thousand for each of the three month periods ended June 30, 2026 and 2025, and

•$366 thousand for each of the six month periods ended June 30, 2026 and 2025.

The table below, which assumes that the ground rent payments will continue to be $733 thousand per year after February 28, 2029, presents the future minimum ground lease payments as of June 30, 2026:

Twelve months ending June 30,	(In thousands)

2027	$733
2028	733
2029	733
2030	733
2031	733
Thereafter	40,681
Total future minimum ground lease payments	$44,346

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
5. Acquired Lease Intangibles

Summary of our Acquired Lease Intangibles

(In thousands)	June 30, 2026	December 31, 2025

Above-market tenant leases	$11,383	$6,775
Above-market tenant leases - accumulated amortization	(3,083)	(2,870)
Above-market ground lease where we are the lessor	1,152	1,152
Above-market ground lease - accumulated amortization	(334)	(326)
Acquired lease intangible assets, net	$9,118	$4,731

Below-market tenant leases	$27,039	$28,095
Below-market tenant leases - accumulated accretion	(15,351)	(19,819)
Acquired lease intangible liabilities, net	$11,688	$8,276

Impact on the Consolidated Statements of Operations

The table below summarizes the net amortization/accretion related to our above- and below-market leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Net accretion of above- and below-market tenant lease assets and liabilities(1)	$599	$1,163	$1,677	$2,630
Amortization of an above-market ground lease asset(2)	(4)	(4)	(8)	(8)
Total	$595	$1,159	$1,669	$2,622
______________________________________________
(1)    Recorded as a net increase to office and multifamily rental revenues.
(2)    Recorded as a decrease to office parking and other income.

6. Other Assets

(In thousands)	June 30, 2026	December 31, 2025

Prepaid expenses, note receivable and other	$24,888	$34,998
Furniture, fixtures and equipment, net	7,268	6,977
Indefinite-lived intangibles	1,988	1,988
Total other assets	$34,144	$43,963

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
7. Secured Notes Payable, Net

Description	Maturity Date(1)	Principal Balance as of June 30, 2026	Principal Balance as of December 31, 2025	Variable Interest Rate(2)	Fixed Interest Rate(3)	Swap Maturity Date
		(In thousands)
Consolidated Wholly-Owned Subsidiaries
Term loan	9/19/2026	$366,000	$366,000	SOFR + 1.25%	N/A	N/A
Term loan(4)	5/18/2028	300,000	300,000	SOFR + 1.51%	N/A	N/A
Term loan	1/1/2029	300,000	300,000	SOFR + 1.56%	2.66%	1/1/2027
Fannie Mae loan	4/1/2030	127,200	127,200	N/A	4.99%	N/A
Term loan(5)	5/14/2030	400,000	400,000	SOFR + 2.25%	6.15%	6/1/2029
Term loan(6)	6/30/2030	415,000	415,000	SOFR + 2.25%	6.18%	7/1/2029
Fannie Mae loans(7)	9/1/2030	941,477	941,477	N/A	4.80%	N/A
Construction loan(8)	12/10/2030	96,248	49,506	SOFR + 2.45%	5.80%	1/1/2030
Term loan(9)	3/3/2032	335,000	336,639	N/A	4.57%	N/A
Term loan	7/29/2032	200,000	200,000	SOFR + 2.00%	5.60%	8/1/2030
Fannie Mae loan(10)	8/1/2033	350,000	350,000	SOFR + 1.37%	3.65%	6/1/2027
Term loan(11)	6/1/2038	25,307	25,795	N/A	4.55%	N/A
Total Wholly-Owned Subsidiary Debt		3,856,232	3,811,617

Consolidated JVs
Term loan(12)	5/15/2027	380,000	380,000	SOFR + 1.45%	N/A	N/A
Term loan	8/19/2028	565,000	565,000	SOFR + 1.45%	4.79%	12/5/2027
Term loan	9/14/2028	115,000	115,000	SOFR + 1.46%	2.19%	10/1/2026
Term loan(13)	12/11/2028	325,000	325,000	SOFR + 2.50%	6.36%	1/5/2028
Term loan(14)	4/26/2029	175,000	175,000	SOFR + 1.25%	N/A	N/A
Fannie Mae loan	6/1/2029	160,000	160,000	SOFR + 1.09%	3.25%	7/1/2027
Term loan(15)	1/9/2030	61,750	61,750	N/A	6.00%	N/A
Term loan(16)	4/13/2031	130,000	—	SOFR + 1.70%	5.26%	5/1/2030
Total Consolidated Debt(17)		5,767,982	5,593,367
Unamortized loan premium/discount, net(18)		1,251	1,085
Unamortized deferred loan costs, net(19)		(46,668)	(45,582)
Total Consolidated Debt, net		$5,722,565	$5,548,870
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
(3)Effective rate as of June 30, 2026. Includes the effect of interest rate swaps (if applicable) and excludes the effect of points and prepaid loan fees, and loan premiums/discounts. See Note 9 for details of our interest rate swaps. See further below for details of our loan costs and loan premiums/discounts.
(4)The interest rate swaps related to this loan expired on June 1, 2026.
(5)During May 2026, we refinanced the loan at a new floating interest rate of SOFR + 2.25%, which we have swapped to a fixed rate of 6.15% through June 1, 2029.
(6)During June 2026, we refinanced the loan at a floating interest rate of SOFR + 2.25%, which we have swapped to a fixed rate of 6.18% starting July 1, 2026 through July 1, 2029.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
(7)Comprised of eight loans with the same terms.
(8)Balance represents borrowing on the construction loan which provides up to $375 million, including interest, for redevelopment of our Landmark Residences project in Brentwood. As of June 30, 2026, accreting swaps, which expire on January 1, 2030, effectively fix 84% of the loan at an interest rate of 5.80% with the remainder of the loan floating at SOFR + 2.45%. We made certain guarantees related to the loan, including the completion of the development project.
(9)The loan consists of a $200 million note that bears interest at 4.5%, of which 2.825% is accrued, and a $135 million note that accrues interest at 6.0%. The accrued interest for both notes is due at maturity and is not subject to compounding. See Note 8 regarding the accrued interest on the loan. The weighted average face rate on the principal balance is 5.10%, and the effective rate as a result of the non-compounding is 4.57%. The loan includes a revolving credit facility of $12.5 million, which accrues interest at 5.5%. As of June 30, 2026, there was no balance outstanding on the revolving credit facility.
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
(12)The interest rate cap which capped the interest rate at 7.45% expired in May 2026.
(13)The loan requires monthly payments of principal and interest for twelve months commencing on January 5, 2028 based upon a 25-year principal amortization schedule.
(14)The interest rate swaps related to this loan expired on May 1, 2026. Additionally, we guaranteed the portion of the loan principal that would need to be paid down in order to meet the minimum debt yield in the loan agreement. See "Guarantees" in Note 15.
(15)The interest rate is fixed at 6% until July 8, 2027 and then increases to 6.25% for the remaining term of the loan.
(16)We closed this loan during the second quarter of 2026 in connection with the acquisition of a five building medical office portfolio. See Note 3.
(17)See Note 12 for our debt fair value disclosures.
(18)Balances are net of accumulated amortization/accretion of $0.9 million and $1.1 million at June 30, 2026 and December 31, 2025, respectively.
(19)Balances are net of accumulated amortization of $60.5 million and $55.8 million at June 30, 2026 and December 31, 2025, respectively.

The table below summarizes our consolidated fixed and floating rate debt. The statistics include the impact of $472.0 million of caps which expire July 1, 2026 and $30.0 million of swaps that are not assigned to loans in the debt table at the beginning of this footnote.

(In thousands)	Principal Balance as of June 30, 2026	Principal Balance as of December 31, 2025

Aggregate swap-fixed rate loans	$3,070,898	$2,520,000
Aggregate fixed rate loans	1,490,734	1,492,861
Aggregate capped rate loans	822,000	1,202,000
Aggregate floating rate loans	384,350	378,506
Total Debt	$5,767,982	$5,593,367

The table below summarizes certain consolidated debt statistics as of June 30, 2026. The statistics include the impact of $30.0 million of swaps (maturing June 1, 2027) that are not assigned to loans in the debt table at the beginning of this footnote.

Statistics for consolidated loans with interest fixed under the terms of the loan or a swap

Principal balance (in thousands)	$4,561,632
Weighted average remaining life (including extension options)	4.0 years
Weighted average remaining fixed interest period	2.8 years
Weighted average annual interest rate	4.94%

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Future Principal Payments

At June 30, 2026, the minimum future principal payments due on our consolidated secured notes payable were as follows:

Twelve months ending June 30,	Including Maturity Extension Options(1)

(In thousands)

2027	$747,010
2028	301,057
2029	1,641,106
2030	1,005,107
2031	1,168,936
Thereafter	904,766
Total future principal payments	$5,767,982
________________________________________________
(1)     Some of our loan agreements require that we meet certain minimum financial thresholds to be able to extend the loan maturity.

Loan Premium and Loan Costs

The table below presents loan premium and loan costs, which are included in Interest expense on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Loan premium/discount (amortized)/accreted and written off, net	$83	$83	$166	$166
Deferred loan costs amortized and written off	3,382	2,567	6,819	5,024
Loan costs expensed	326	508	326	522
Total	$3,791	$3,158	$7,311	$5,712

8. Interest Payable, Accounts Payable and Deferred Revenue

(In thousands)	June 30, 2026	December 31, 2025

Interest payable(1)	$39,520	$32,416
Accounts payable and accrued liabilities	96,809	56,708
Deferred revenue	51,359	50,835
Total interest payable, accounts payable and deferred revenue	$187,688	$139,959

________________________________________________
(1)     Includes accrued interest of $18.3 million and $11.5 million for a term loan that matures in March 2032, at June 30, 2026 and December 31, 2025, respectively. See Note 7 for more information regarding our debt.

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

Derivative Summary

The table below summarizes our derivative contracts as of June 30, 2026:

	Number of Interest Rate Contracts	Notional (In thousands)

Derivatives Designated as Cash Flow Hedges:
Consolidated derivatives - swaps(1)(2)(3)	22	$3,070,898

Derivatives Not Designated as Cash Flow Hedges:
Consolidated derivatives - caps(1)(2)(3)	5	$822,000
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

(In thousands)	June 30, 2026	December 31, 2025

Consolidated derivatives(1)	$27,626	$25,187
________________________________________________________
(1)The amounts reflect 100%, not our pro-rata share, of our consolidated JVs' derivatives.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
Credit-risk-related Contingent Features

Certain of our swaps include credit-risk related contingent features. For example, we have agreements with certain of our interest rate swap counterparties that contain a provision under which we could be declared in default on our derivative obligations if repayment of the underlying indebtedness that we are hedging is accelerated by the lender due to our default on the indebtedness. As of June 30, 2026, there have been no events of default with respect to our interest rate swaps or our consolidated JVs' interest rate swaps. We do not post collateral for our interest rate swap contract liabilities. The fair value of our interest rate swap contract liabilities, including accrued interest and excluding credit risk adjustments, was as follows:

(In thousands)	June 30, 2026	December 31, 2025

Consolidated derivatives(1)	$1,139	$6,338
___________________________________________________
(1)The amounts include 100%, not our pro-rata share, of our consolidated JVs' derivatives.

Impact of Hedges on AOCI and the Consolidated Statements of Operations

The table below presents the effect of our derivatives on our AOCI and the consolidated statements of operations:

(In thousands)	Six Months Ended June 30,
	2026	2025
Derivatives Designated as Cash Flow Hedges:

Consolidated derivatives:
Gains (Losses) recorded in AOCI before reclassifications(1)	$23,413	$(7,229)
Gains reclassified from AOCI to Interest Expense(1)	$(12,096)	$(38,377)
Interest expense presented on the consolidated statements of operations	$(132,796)	$(125,413)
Unconsolidated Fund's derivatives (our share)(2):
Gain reclassified from AOCI to Gain from consolidation of JV	$—	$(4,762)
Gain from consolidation of JV presented on the consolidated statements of operations(2)	$—	$47,212
________________________________________________________________
(1)See Note 10 for our AOCI reconciliation.
(2)We did not have any unconsolidated entities during the six months ended June 30, 2026 and June 30, 2025. We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Future Reclassifications from AOCI

As of June 30, 2026, we estimate that $18.5 million of gains in AOCI related to derivatives designated as cash flow hedges will be reclassified to interest expense during the next twelve months.

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
10.  Equity

During the Six Months Ended June 30, 2026
•We acquired 23 thousand OP Units in exchange for issuing an equal number of shares of our common stock to the holders of the OP Units.
•We acquired 11 thousand OP Units for $129 thousand in cash.
•A consolidated JV that we manage, and in which we own a 13.3% interest, acquired The Bedford Collection. See Note 3 for more information regarding the property we purchased. We contributed $20.0 million to the JV and outside investors contributed $130.0 million to the JV.

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

Noncontrolling Interests

Our noncontrolling interests consist of interests in our Operating Partnership and consolidated JVs which are not owned by us. See Note 3 regarding the noncontrolling interest in the Partnership X JV we consolidated on January 1, 2025. As of June 30, 2026, noncontrolling interests in our Operating Partnership owned 38.2 million OP Units and fully-vested LTIP Units, which represented approximately 18.6% of our Operating Partnership's total outstanding interests, and we owned 167.5 million OP Units (to match our 167.5 million shares of outstanding common stock), which represented approximately 81.4% of our Operating Partnership's total outstanding interests.

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

Changes in our Ownership Interest in our Operating Partnership

The table below presents the effect on our equity from net (loss) income attributable to common stockholders and changes in our ownership interest in our Operating Partnership:

	Six Months Ended June 30,
(In thousands)	2026	2025

Net (loss) income attributable to common stockholders	$(5,179)	$33,965

Transfers from noncontrolling interests:
Exchange of OP Units with noncontrolling interests	302	159
Repurchases of OP Units from noncontrolling interests	18	(7)
Net transfers from noncontrolling interests	320	152

Change from net (loss) income attributable to common stockholders and transfers from noncontrolling interests	$(4,859)	$34,117

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)

AOCI Reconciliation(1)

The table below presents a reconciliation of our AOCI, which consists solely of adjustments related to derivatives designated as cash flow hedges:

	Six Months Ended June 30,
(In thousands)	2026	2025

Accumulated Other Comprehensive Income - Beginning balance	$11,452	$54,917
Consolidated derivatives:
Other comprehensive income (loss) before reclassifications	23,413	(7,229)
Reclassification of gains from AOCI to Interest Expense	(12,096)	(38,377)
Unconsolidated Fund's derivatives (our share)(2):
Consolidation of unconsolidated Fund	—	(4,762)
Net current period OCI	11,317	(50,368)
OCI attributable to noncontrolling interests	(8,869)	20,393
OCI attributable to common stockholders	2,448	(29,975)

Accumulated Other Comprehensive Income - Ending balance	$13,900	$24,942
___________________________________________________
(1)See Note 9 for the details of our derivatives and Note 12 for our derivative fair value disclosures.
(2)We did not have any unconsolidated entities during the six months ended June 30, 2026 and June 30, 2025. We consolidated Partnership X commencing on January 1, 2025. Our share of the Partnership X's OCI on January 1, 2025 was reclassified to the gain from consolidation we recorded. See Note 3 regarding the consolidation of Partnership X.

Stock-Based Compensation

On May 28, 2026 the Douglas Emmett, Inc. 2026 Omnibus Stock Incentive Plan (the "2026 Plan") became effective after receiving stockholder approval at our 2026 Annual Meeting of Stockholders, superseding our prior plan, the Douglas Emmett, Inc. 2016 Omnibus Stock Incentive Plan (the "2016 Plan"), both of which allow for awards to our directors, officers, employees and consultants. The key terms of the two plans are substantially identical, except for the date of expiration, the number of shares authorized for grants and various technical provisions. Following approval of the 2026 Plan, no further grants may be awarded under the 2016 Plan, although grants already awarded under the 2016 Plan remain outstanding according to their terms. Both plans are administered by the compensation committee of our board of directors. As of June 30, 2026, we had an aggregate of 15.0 million shares of common stock available for future awards. The table below presents our stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Stock-based compensation expense, net	$2,499	$2,409	$5,240	$5,139
Capitalized stock-based compensation	$675	$680	$1,320	$1,335

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (In thousands):
Net (loss) income attributable to common stockholders	$(2,681)	$(5,835)	$(5,179)	$33,965
Allocation to participating securities: Unvested LTIP Units	(432)	(339)	(872)	(684)
Net (loss) income attributable to common stockholders - basic and diluted	$(3,113)	$(6,174)	$(6,051)	$33,281

Denominator (In thousands):
Weighted average shares of common stock outstanding - basic and diluted(1)	167,485	167,446	167,476	167,444
Net (loss) income per common share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$0.20

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

OP Units	33,593	32,806	33,605	32,812
Vested LTIP Units	4,600	2,718	4,588	2,706

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

As of June 30, 2026, we did not have any fair value estimates of financial instruments using Level 3 inputs.

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

(In thousands)	June 30, 2026	December 31, 2025

Fair value	$5,711,900	$5,566,229
Carrying value	$5,769,233	$5,594,452

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

(In thousands)	June 30, 2026	December 31, 2025

Fair value	$4,032	$4,301
Carrying value	$10,800	$10,808

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

The table below presents the estimated fair value of our derivatives.

(In thousands)	June 30, 2026	December 31, 2025
Derivative Assets:
Fair value - consolidated derivatives(1)	$26,017	$22,310

Derivative Liabilities:
Fair value - consolidated derivatives(1)	$938	$6,437
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

The table below presents the operating activity of our reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office Segment
Total office revenues	$206,034	$202,810	$406,554	$404,907
Office expenses	(77,597)	(76,559)	(152,073)	(149,612)
Office segment profit	128,437	126,251	254,481	255,295

Multifamily Segment
Total multifamily revenues	50,514	49,624	100,953	99,062
Multifamily expenses	(16,827)	(16,230)	(33,386)	(32,785)
Multifamily segment profit	33,687	33,394	67,567	66,277

Total profit from all segments	$162,124	$159,645	$322,048	$321,572

The table below presents a reconciliation of the net (loss) income attributable to common stockholders to the total profit from all segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net (loss) income attributable to common stockholders	$(2,681)	$(5,835)	$(5,179)	$33,965
Net loss attributable to noncontrolling interests	(12,260)	(9,228)	(22,371)	(4,449)
Net (loss) income	(14,941)	(15,063)	(27,550)	29,516
General and administrative expenses	12,482	12,281	26,058	23,741
Depreciation and amortization	99,297	101,719	196,704	199,559
Other income	(3,049)	(4,788)	(6,040)	(9,711)
Other expenses	80	161	80	266
Interest expense	68,255	65,335	132,796	125,413
Gain from consolidation of JV	—	—	—	(47,212)
Total profit from all segments	$162,124	$159,645	$322,048	$321,572

Douglas Emmett, Inc.
Notes to Consolidated Financial Statements (unaudited) (continued)
14. Future Minimum Lease Rental Receipts

We lease space to tenants primarily under non-cancelable operating leases that generally contain provisions for a base rent plus reimbursement of certain operating expenses, and we own fee interests in two parcels of land from which we receive rent under ground leases. The table below presents the future minimum base rentals on our non-cancelable office tenant and ground leases for our consolidated properties at June 30, 2026:

Twelve months ending June 30,	(In thousands)

2027	$612,577
2028	544,118
2029	448,893
2030	368,464
2031	301,329
Thereafter	1,109,922
Total future minimum base rentals(1)	$3,385,303
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

Concentration of Risk

Tenant Receivables

We are subject to credit risk with respect to our tenant receivables and deferred rent receivables related to our tenant leases. Our tenants' ability to honor the terms of their respective leases remains dependent upon economic, regulatory and social factors. We seek to minimize our credit risk from our tenant leases by (i) targeting smaller, more affluent office tenants, from a diverse mix of industries, (ii) performing credit evaluations of prospective tenants and (iii) obtaining security deposits or letters of credit from our tenants.  For each of the six month periods ended June 30, 2026 and 2025, no tenant accounted for more than 10% of our total revenues.

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

Asset Retirement Obligations

Conditional asset retirement obligations represent a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within our control.  A liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated.  Environmental site assessments have identified thirty-seven buildings in our Total Portfolio which contain asbestos, and would have to be removed in compliance with applicable environmental regulations if these properties are demolished or undergo major renovations. As of June 30, 2026, the obligations to remove the asbestos from properties which are currently undergoing major renovations, or that we plan to renovate in the future, are not material to our consolidated financial statements. As of June 30, 2026, the obligations to remove the asbestos from our other properties have indeterminable settlement dates, and we are unable to reasonably estimate the fair value of the associated conditional asset retirement obligations.

Contractual Commitments

As of June 30, 2026, we had an aggregate remaining contractual commitment for development projects, repositioning projects, capital expenditure projects and tenant improvements of approximately $240.5 million.

Loan Guarantees

In November 2023, we signed a guarantee for the $175.0 million consolidated JV loan which guarantees the portion of the loan principal that would need to be paid down to meet the minimum debt yield in the loan agreement. The loan matures in April 2029. The guarantee will remain in effect until either the guarantee obligation or the loan is paid in full. As of June 30, 2026, we estimate the risk of loss for this guarantee to be low. See Note 7 for more information regarding our debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Forward Looking Statements disclaimer, and our consolidated financial statements and related notes in Part I, Item 1 of this Report. During the six months ended June 30, 2026, our results of operations were impacted by various transactions - see "Acquisitions, Debt and Equity Transactions, and Development and Repositioning Projects" further below.

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
For the purpose of reporting key operating metrics we are focused on the properties in our In-Service Portfolio. The In-Service Portfolio as of June 30, 2026 reflects the inclusion of our Burbank office property which had been under redevelopment into a multi-tenant office building following the move-out of a long-term single tenant, as well as the office properties in Beverly Hills which we acquired this quarter. Our In-Service Portfolio consists of our Total Portfolio excluding our Development Portfolio. The Development Portfolio consists of two multifamily properties whose operations are significantly limited by the development activity and are excluded from our In-Service Portfolio statistics and operating metrics. Our portfolio statistics and operating metrics as of June 30, 2026 were as follows:

	In-Service Portfolio	Development Portfolio	Total Portfolio
Office Portfolio
Number of Properties	75	—	75
Rentable square feet	18,228,716	—	18,228,716
Multifamily Portfolio
Number of Properties	13	2	15
Number of Units	4,410	1,035	5,445

In-Service Portfolio Leasing Statistics

Office Portfolio
Leased Rate	80.3%
Occupancy Rate	75.6%
Multifamily Portfolio Leased Rate	99.4%

Revenues by Segment and Location
During the six months ended June 30, 2026, revenues from our Total Portfolio were derived as follows:
____

Acquisitions, Debt and Equity Transactions, and Development and Repositioning Projects

Acquisitions, Debt and Equity Transactions
During the first quarter of 2026:
•We entered into accreting swaps starting January 2, 2026 that mature January 1, 2030 to effectively fix the interest rate on a portion of the increasing estimated balance outstanding under the construction loan at 5.80%.
•In March 2026, we entered into a new consolidated JV for the purpose of acquiring medical office properties in Beverly Hills, CA. See below for more information regarding this acquisition.
During the second quarter of 2026:
•In April 2026, a new JV managed by us acquired The Bedford Collection, a five-building medical office portfolio, totaling 246,000 square feet in the Beverly Hills Golden Triangle for $260.0 million. We hold a 13.3% stake in the joint venture's $150.0 million of equity. The joint venture also borrowed $130.0 million secured by a non-recourse, interest-only first trust deed loan that matures April 13, 2031. The loan bears interest at SOFR plus 1.70%, which we fixed at 5.26% with interest rate swaps through May 1, 2030.
•In May 2026, we refinanced a $400.0 million office term loan that was scheduled to mature in November 2026. The new, non-recourse, interest-only loan has a floating interest rate of SOFR + 2.25%, which we swap-fixed to a rate of 6.15% through June 2029. The loan matures in May 2030.
•In June 2026, we refinanced a $415.0 million office term loan that was scheduled to mature in August 2026. The new, non-recourse, interest-only loan has a floating interest rate of SOFR + 2.25%, which we swap-fixed to a rate of 6.18% through July 2029. The loan matures in June 2030.
See Notes 3, 7, 9, and 10 to our consolidated financial statements in Item 1 of this Report for more information regarding our acquisitions, debt, derivative contracts and equity, respectively.
Development Portfolio
The Landmark Residences (Formerly Barrington Plaza)
During the second quarter of 2023, we removed The Landmark Residences residential property in Los Angeles from the rental market. A reconstruction of this property is expected to take a number of years at a cost of several hundred million dollars. As of June 30, 2026, a significant majority of the tenants have vacated. See "Legal Proceedings" in Note 15 to our consolidated financial statements in Item 1 of this Report.
10900 Wilshire Boulevard
During the first quarter of 2025, a consolidated JV that we manage acquired an office property located at 10900 Wilshire. We are developing a mixed-used community featuring up to 323 apartment units. We plan to convert the existing office tower to apartments in phases over a number of years as they become available. There is no predetermined residential to office ratio.

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

	Six Months Ended	Year Ended December 31,
	June 30, 2026	2025	2024	2023	2022

Average straight-line rental rate(1)(2)(4)	$46.36	$44.14	$50.50	$42.97	$46.78
Annualized lease transaction costs(3)(4)	$5.94	$5.91	$5.95	$5.53	$5.85

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

	Six Months Ended June 30, 2026

Rent Roll(1)(2)	Expiring Rate(2)	New/Renewal Rate(2)	Percentage Change

Cash Rent	$49.86	$45.51	(8.7)%
Straight-line Rent	$44.54	$46.36	4.1%

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

	Six Months Ended	Year Ended December 31,
	June 30, 2026	2025	2024	2023	2022

Average annual rental rate - new tenants(1)	$39,283	$40,917	$39,580	$36,070	$31,763

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

Multifamily Rent Roll

The rent on leases subject to rent change during the six months ended June 30, 2026 (new tenants and existing tenants undergoing annual rent review) was 3.3% higher on average than the prior rent for the same unit after adjusting for rent concessions. The rent change includes only our In-Service Portfolio.

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

		December 31,
Occupancy Rates as of:	June 30, 2026	2025	2024	2023	2022

Office portfolio(1)	75.6%	78.0%	79.2%	81.0%	83.7%
Multifamily portfolio(2)	96.9%	98.0%	97.4%	96.7%	98.1%

	Six Months Ended	Year Ended December 31,
Average Occupancy Rates(3):	June 30, 2026	2025	2024	2023	2022

Office portfolio	77.0%	78.2%	80.1%	82.6%	84.2%
Multifamily portfolio(2)	97.7%	97.4%	97.0%	96.9%	97.9%

__________________________________________________________________
(1)The occupancy rate as of June 30, 2026 reflects the inclusion of a redeveloped office property in Burbank, Studio Plaza, which is currently in its lease-up phase, and the office acquisition we made in the second quarter of 2026.
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

Office Portfolio Lease Expirations

As of June 30, 2026, assuming non-exercise of renewal options and early termination rights, we expect to see expiring square footage for our In-Service office portfolio as follows:

____________________________________________________
(1) Average of the percentage of leases at June 30, 2023, 2024, and 2025 with the same remaining duration as the leases for the labeled year had at June 30, 2026.

Results of Operations
Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

	Three Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$174,008	$172,924	$1,084	0.6%	The increase was primarily due to: (i) an increase in rental revenues from a collection of office properties we acquired in April 2026 and (ii) higher tenant recoveries, party offset by (iii) lower rental revenues due to lower occupancy.
Office parking and other income	$32,026	$29,886	$2,140	7.2%	The increase was primarily due to higher parking income driven by higher parking rates.
Multifamily revenue	$50,514	$49,624	$890	1.8%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office rental expenses	$77,597	$76,559	$(1,038)	(1.4)%	The increase was primarily due to higher rental expenses from a collection of office properties we acquired in April 2026, partly offset by lower insurance and property taxes.
Multifamily rental expenses	$16,827	$16,230	$(597)	(3.7)%	The increase was primarily due to higher property taxes and personnel expenses.
General and administrative expenses	$12,482	$12,281	$(201)	(1.6)%	General and administrative expenses did not change significantly compared to the prior period.
Depreciation and amortization	$99,297	$101,719	$2,422	2.4%	The decrease was primarily due to assets that were fully depreciated in the second quarter of 2025, partly offset by an increase in depreciation and amortization from a collection of office properties we acquired in April 2026.

Non-Operating Income and Expenses

Other income	$3,049	$4,788	$(1,739)	(36.3)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(80)	$(161)	$81	50.3%	Other expenses did not change significantly compared to the prior period.
Interest expense	$(68,255)	$(65,335)	$(2,920)	(4.5)%	The increase was primarily due to higher borrowing rates related to our refinancing activities that occurred in the third quarter of 2025 and second quarter of 2026 and interest expense on a loan related to a collection of office properties we acquired in April 2026.

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary

	(In thousands)
Revenues

Office rental revenue and tenant recoveries	$343,060	$345,438	$(2,378)	(0.7)%	The decrease was primarily due to: (i) lower rental revenues due to lower occupancy, partly offset by (ii) an increase in rental revenues from a collection of office properties we acquired in April 2026 and (iii) higher tenant recoveries.
Office parking and other income	$63,494	$59,469	$4,025	6.8%	The increase was primarily due to higher parking income driven by higher parking rates.
Multifamily revenue	$100,953	$99,062	$1,891	1.9%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.

Operating expenses

Office expenses	$152,073	$149,612	$(2,461)	(1.6)%	The increase was primarily due to: (i) higher rental expenses from a collection of office properties we acquired in April 2026, (ii) higher scheduled services expenses, and (iii) higher utilities expenses.
Multifamily expenses	$33,386	$32,785	$(601)	(1.8)%	The increase was primarily due to higher personnel expenses and higher property taxes.
General and administrative expenses	$26,058	$23,741	$(2,317)	(9.8)%	The increase was primarily due to higher advocacy expenses.
Depreciation and amortization	$196,704	$199,559	$2,855	1.4%	The decrease was primarily due to assets that were fully depreciated in the second quarter of 2025, partly offset by an increase in depreciation and amortization from a collection of office properties we acquired in April 2026.

Non-Operating Income and Expenses

Other income	$6,040	$9,711	$(3,671)	(37.8)%	The decrease was primarily due to a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates.
Other expenses	$(80)	$(266)	$186	69.9%	Other expenses did not change significantly compared to the prior period.
Interest expense	$(132,796)	$(125,413)	$(7,383)	(5.9)%	The increase was primarily due to higher borrowing rates related to our refinancing activities that occurred in the third quarter of 2025 and second quarter of 2026 and interest expense on a loan related to a collection of office properties we acquired in April 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Net (loss) income attributable to common stockholders	$(2,681)	$(5,835)	$(5,179)	$33,965
Depreciation and amortization of real estate assets	99,297	101,719	196,704	199,559
Net loss attributable to noncontrolling interests	(12,260)	(9,228)	(22,371)	(4,449)
Adjustments attributable to consolidated JVs(1)	(8,009)	(12,081)	(16,903)	(26,328)
Gain from consolidation of JV	—	—	—	(47,212)
FFO	$76,347	$74,575	$152,251	$155,535

________________________________________________________________
(1)Adjusts for the net (loss) income and depreciation and amortization of real estate assets that is attributable to the noncontrolling interests in our consolidated JVs.

Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

For the three months ended June 30, 2026, FFO increased by $1.8 million, or 2.4%, to $76.3 million, compared to $74.6 million for the three months ended June 30, 2025. The increase was primarily due to: (i) higher tenant recoveries, (ii) higher office parking and other income, and (iii) higher multifamily rental revenues due to higher occupancy and higher rental rates, which was partly offset by (iv) higher interest expense, (v) lower interest income, (vi) lower office occupancy, and (vii) higher office expenses from a collection of office properties we acquired in April 2026.

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

For the six months ended June 30, 2026, FFO decreased by $3.3 million, or 2.1%, to $152.3 million, compared to $155.5 million for the six months ended June 30, 2025. The decrease was primarily due to: (i) higher interest expense, (ii) lower office occupancy, (iii) lower interest income, and (iv) higher office expenses from a collection of office properties we acquired in April 2026, which was partly offset by (v) higher tenant recoveries and (vi) higher office parking and other income.

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
Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

Our Same Properties for 2026 included 69 office properties, aggregating 17.5 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share).

	Three Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary
	(In thousands)

Office revenues	$196,447	$197,902	$(1,455)	(0.7)%	The decrease was primarily due to: (i) lower rental revenues due to lower occupancy, partly offset by (ii) higher tenant recoveries and (iii) higher parking income due to higher parking rates.
Office expenses	(74,973)	(75,304)	331	0.4%	The decrease was primarily due to: (i) lower insurance and property taxes expenses and (ii) lower personnel costs, partly offset by (iii) higher scheduled services expenses and (iv) higher utilities expenses.
Office NOI	121,474	122,598	(1,124)	(0.9)%

Multifamily revenues	50,054	49,125	929	1.9%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(16,723)	(15,986)	(737)	(4.6)%	The increase was primarily due to: (i) higher utilities expenses, (ii) higher insurance and taxes, and (iii) higher personnel expenses.
Multifamily NOI	33,331	33,139	192	0.6%

Total NOI	$154,805	$155,737	$(932)	(0.6)%

Reconciliation to GAAP

The table below presents a reconciliation of Net loss attributable to common stockholders (the most directly comparable GAAP measure) to NOI and Same Property NOI:

	Three Months Ended June 30,
(In thousands)	2026	2025

Net loss attributable to common stockholders	$(2,681)	$(5,835)
Net loss attributable to noncontrolling interests	(12,260)	(9,228)
Net loss	(14,941)	(15,063)
General and administrative expenses	12,482	12,281
Depreciation and amortization	99,297	101,719
Other income	(3,049)	(4,788)
Other expenses	80	161
Interest expense	68,255	65,335
NOI	$162,124	$159,645

Same Property NOI by Segment

Same property office revenues	$196,447	$197,902
Same property office expenses	(74,973)	(75,304)
Same Property Office NOI	121,474	122,598

Same property multifamily revenues	50,054	49,125
Same property multifamily expenses	(16,723)	(15,986)
Same Property Multifamily NOI	33,331	33,139

Same Property NOI	154,805	155,737
Non-comparable office revenues	9,587	4,908
Non-comparable office expenses	(2,624)	(1,255)
Non-comparable multifamily revenues	460	499
Non-comparable multifamily expenses	(104)	(244)
NOI	$162,124	$159,645

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

Our Same Properties for 2026 included 69 office properties, aggregating 17.5 million Rentable Square Feet, and 13 multifamily properties with an aggregate 4,410 units. The amounts presented below reflect 100% (not our pro-rata share).

	Six Months Ended June 30,		Favorable (Unfavorable)
	2026	2025	Change	%	Commentary
	(In thousands)

Office revenues	$392,674	$395,093	$(2,419)	(0.6)%	The decrease was primarily due to: (i) lower rental revenues due to lower occupancy, partly offset by (ii) higher tenant recoveries, and (iii) higher parking income due to higher parking rates.
Office expenses	(148,564)	(147,226)	(1,338)	(0.9)%	The increase was primarily due to: (i) higher scheduled services expenses and (ii) higher utilities expenses, partly offset by (iii) lower insurance expenses.
Office NOI	244,110	247,867	(3,757)	(1.5)%

Multifamily revenues	100,038	98,074	1,964	2.0%	The increase was primarily due to higher rental revenues driven by higher occupancy and higher rental rates, partly offset by lower below-market lease accretion.
Multifamily expenses	(33,150)	(32,260)	(890)	(2.8)%	The increase was primarily due to higher personnel costs and higher utilities expenses.
Multifamily NOI	66,888	65,814	1,074	1.6%

Total NOI	$310,998	$313,681	$(2,683)	(0.9)%

Reconciliation to GAAP

The table below presents a reconciliation of Net (loss) income attributable to common stockholders (the most directly comparable GAAP measure) to Same Property NOI:

	Six Months Ended June 30,
(In thousands)	2026	2025

Net (loss) income attributable to common stockholders	$(5,179)	$33,965
Net loss attributable to noncontrolling interests	(22,371)	(4,449)
Net (loss) income	(27,550)	29,516
General and administrative expenses	26,058	23,741
Depreciation and amortization	196,704	199,559
Other income	(6,040)	(9,711)
Other expenses	80	266
Interest expense	132,796	125,413
Gain from consolidation of JV	—	(47,212)
NOI	$322,048	$321,572

Same Property NOI by Segment

Same property office revenues	$392,674	$395,093
Same property office expenses	(148,564)	(147,226)
Same Property Office NOI	244,110	247,867

Same property multifamily revenues	100,038	98,074
Same property multifamily expenses	(33,150)	(32,260)
Same Property Multifamily NOI	66,888	65,814

Same Property NOI	310,998	313,681
Non-comparable office revenues	13,880	9,814
Non-comparable office expenses	(3,509)	(2,386)
Non-comparable multifamily revenues	915	988
Non-comparable multifamily expenses	(236)	(525)
NOI	$322,048	$321,572

Liquidity and Capital Resources

Short-term liquidity

Our short-term liquidity needs consist primarily of funds necessary for our operating activities, development, repositioning projects, debt refinancings, dividends, distributions and discretionary share repurchases. During the six months ended June 30, 2026, we generated cash from operations of $213.1 million. As of June 30, 2026, we had $355.0 million of cash and cash equivalents. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and interest rate swap expirations. Excluding acquisitions and debt refinancings, we expect to meet our short-term liquidity requirements through cash on hand and cash generated by operations. With respect to our short-term debt maturities, we expect to refinance them prior to maturity.

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

We generally only use non-recourse debt secured by our properties. As of the date of this report, approximately 32% of our total office portfolio was unencumbered. To mitigate the impact of changing interest rates on our cash flows from operations, we generally enter into interest rate swap agreements with respect to our loans with floating interest rates.  These swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. We also enter into interest rate cap agreements from time to time to cap the interest rates on our floating rate loans. See Notes 7 and 9 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt and derivative contracts, respectively. See Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Report regarding the impact of interest rate increases on our future operating results and cash flows.

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

Off-Balance Sheet Arrangements

None.

Cash Flows

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

	Six Months Ended June 30,		Increase (Decrease) In Cash Balance
	2026	2025		%
	(In thousands)

Net cash provided by operating activities(1)	$213,084	$213,927	$(843)	(0.4)%
Net cash used in investing activities(2)	$(413,272)	$(105,175)	$(308,097)	(292.9)%
Net cash provided by (used in) financing activities(3)	$214,361	$(126,486)	$340,847	269.5%

________________________________________________________________________
(1)    Our cash flows from operating activities are primarily dependent upon the occupancy and rental rates of our portfolio, the collectibility of tenant receivables, the level of our operating and general and administrative expenses, and interest expense. The decrease in cash provided from operating activities of $0.8 million was primarily due to: (i) higher interest expense, (ii) lower office occupancy, (iii) lower interest income, (iv) higher office expenses and (v) higher general and administrative expense, which was partly offset by (vi) higher tenant recoveries, (vii) higher office parking and other income and (viii) higher multifamily rental revenues due to higher occupancy and higher rental rates.
(2)    Our cash flows from investing activities is generally used to fund property acquisitions, developments and redevelopment projects, and Recurring and non-Recurring Capital Expenditures. The increase in cash used in investing activities of $308.1 million was primarily due to (i) The Bedford Collection acquisition of $254.4 million, (ii) $25.6 million of cash and cash equivalents assumed from the consolidation of Partnership X on January 1, 2025, (iii) an increase in capital expenditures for improvements to real estate of $14.5 million, and (iv) an increase in capital expenditures for developments of $12.2 million.
(3)    Our cash flows from financing activities are generally impacted by our borrowings and capital activities, as well as dividends and distributions paid to common stockholders and noncontrolling interests, respectively.  The increase in cash provided by financing activities of $340.8 million was primarily due to higher net borrowings and an increase in contributions from noncontrolling interests in consolidated JVs of $124.6 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Fixed-Rate Borrowings and Hedged Borrowings

As of June 30, 2026, the interest rates for 79% of our consolidated borrowings were fixed or swap-fixed with interest rate swaps, and 14% were capped with interest rate caps. As of June 30, 2026, the maximum amount the interest expense on our capped-rate borrowings could increase by is $29.6 million per year. Higher interest rates would cause an increase in our future interest expense on our capped-rate debt, which would reduce our future net income, cash flows from operations and FFO. Our interest rate swap agreements generally expire two years before the maturity date of the related loan, during which time we can refinance the loan without any interest penalty. After the interest rate swap agreements expire the related debt will be floating rate. Higher interest rates, to the extent they are higher than our swap-fixed rates when our interest rate swaps expire, would cause our future interest expense on our debt to increase, which would reduce our future net income, cash flows from operations and FFO. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our debt maturities and our interest rate swap expirations.

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

Unhedged Floating-Rate Borrowings

As of June 30, 2026, the interest rates for 7% of our consolidated borrowings were floating with no caps. As of June 30, 2026, the interest expense for our unhedged floating-rate borrowings would increase by $3.9 million per year for every one hundred basis points increase in the related benchmark interest rate. Higher interest rates would cause an increase in our future interest expense on our floating-rate debt, which would reduce our future net income, cash flows from operations and FFO. See Note 7 to our consolidated financial statements in Item 1 of this Report for more information regarding our floating rate debt.

Item 4.  Controls and Procedures

As of June 30, 2026, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing, our CEO and CFO concluded, as of that time, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow for timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) None.
(b) None.
(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description	Footnote

3.1	Articles of Amendment and Restatement of Douglas Emmett, Inc.	(1)
3.2	Bylaws of Douglas Emmett, Inc.	(2)
3.3	Certificate of Correction to Articles of Amendment and Restatement of Douglas Emmett, Inc.	(3)
3.4	Bylaws Amendment	(4)
10.1+	Douglas Emmett, Inc. 2026 Omnibus Stock Incentive Plan	(5)
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(5) Filed with Form 8-K on June 3, 2026 and incorporated herein by this reference. (File number 001-33106).
(6) In accordance with SEC Release No. 33-8212, these exhibits are being furnished, and are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act registration statement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUGLAS EMMETT, INC.

Date:	August 7, 2026	By:	/s/ JORDAN L. KAPLAN
Jordan L. Kaplan
Chairman of the Board and CEO

Date:	August 7, 2026	By:	/s/ PETER D. SEYMOUR
Peter D. Seymour
CFO